Form 10-Q
period 2010-10-31
LOTON, CORP
filed 2011-05-11
CIK 1491419

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-167219

LOTON, CORP

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7370 (Primary Standard Industrial Classification Code Number)	98-0657263 (IRS Employer Identification No.)

13499 Rue Huntington

Pierrefonds, QC H8Z1G3

Canada

Telephone (438) 8701351

 (Address and telephone number of principal executive offices)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 10, 2011
Common Stock, $0.001	4,970,000

2 | Page

LOTON, CORP

3 | Page

PART 1.   FINANCIAL INFORMATION

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	OCTOBER 31, 2010	APRIL 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 113	$ 3,991
Total current assets	113	3,991
Total assets	$ 113	$ 3,991
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities
Advance from related parties	$ 556	$ 199
Total current liabilities	556	199
Total liabilities	556	199
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,000,000 shares issued and outstanding	4,000	4,000
Deficit accumulated during the development stage	(4,443)	(208)
Total stockholders’ equity (deficit)	(443)	3,792
Total liabilities and stockholders’ equity (deficit)	$ 113	$ 3,991
The accompanying notes are an integral part of these financial statements.

4 | Page

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months ended October 31, 2010	Six Months ended October 31, 2010	From Inception (December 28, 2009) to October 31, 2010
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	1,063	4,235	4,443
Net loss from operations	(1063)	(4,235)	(4,443)
Net loss	$ (1,063)	(4,235)	$ (4,443)
Loss per common share – Basic	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,000,000	4,000,000
The accompanying notes are an integral part of these financial statements.

5 | Page

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) SATEMENTS OF CASH FLOWS (Unaudited)
	Six Months ended October 31, 2010	From Inception (December 28, 2009) to October 31, 2010
Operating Activities
Net loss	$ (4,235)	$ (4,443)
Net cash used in operating activities	(4,235)	(4,443)
Financing Activities
Loans from related parties - Directors and stockholders	357	556
Sale of common stock	-	4,000
Net cash provided by financing activities	357	4,556
Net increase in cash and equivalents	(3,878)	113
Cash and equivalents at beginning of the period	3,991	-
Cash and equivalents at end of the period	$ 113	$ 113
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Activities	$ -	$ -
The accompanying notes are an integral part of these financial statements.

6 | Page

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2010

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Loton, Corp was founded in the State of Nevada on December 28, 2009. We are a Montreal-based 3D studio and intend to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers, home renovators, home owners and various sectors which have need of 3D visualization in North America. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification (“FASB ASC”) 915-205 "Development-Stage Entities.”  Since inception through October 31, 2010, the Company has not generated any revenue and has accumulated losses of $4,443.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The financial statements included herein are unaudited; however, they contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $4,443 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash equivalents

For purposes of Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

7 | Page

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2010

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification (“ASC-830”), “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “FASB ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

8 | Page

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2010

 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company has adopted Accounting Standards Codification No. 360 (“ASC-360”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC-360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC-730”), “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 from the period from inception (December 28, 2009) to October 31, 2010.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, Revenue Recognition, ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period from Inception (December 28, 2009) to October 31, 2010.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires

9 | Page

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2010

 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

NOTE 3 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On April 21, 2010, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $4,000.

NOTE 4 –RELATED PARTY TRANSACTIONS

The Director loaned $556 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

NOTE 5 - SUBSEQUENT EVENTS

In January, February and March, 2011  the Company issued 970,000 shares of common stock at a price of $0.03  per share for total cash proceeds of $29,100.  Since December 28, 2009 (inception), the Company sold a total of 4,970,000 shares of common stock for total cash proceeds of $33,100.

10 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Loton, Corp was incorporated in the State of Nevada on December 28, 2009. We have not started operations. We intend to provide 3D rendering, animation and architectural visualization services. We have not generated any revenues and the only operation we have engaged in is the development of a business plan and execution of the service agreement with Safe Combined Traffic, Ltd.

We intend to provide 3D rendering, animation and architectural visualization services and plan on using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360 degree panorama. Our potential clients will include architects, builders, advertising agencies, interior designers, home renovators, home owners and various sectors which have need of 3D visualization.

Working from sketches to fully detailed plans, Loton, Corp will create high detail, high quality three-dimensional renderings. Our images and animations can be used for design and planning, property sales, buildings, and the effective communication of concepts to clientele.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

11 | Page

Six Month Period Ended October 31, 2010 Compared to the period from Inception (December 28, 2009) to October 31, 2010

Our net loss for the six month period ended October 31, 2010 was $4,235 compared to a net loss of $4,443 during the period from inception (December 28, 2009) to October 31, 2010. During the six month period ended October 31, 2010, we did not generate any revenue.

During the six month period ended October 31, 2010, we incurred general and administrative expenses of $4,235 compared to $4,443 incurred during the period from inception (December 28, 2009) to October 31, 2010. General and administrative expenses incurred during the six month period ended October 31, 2010 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,000,000 for the six month period ended October 31, 2010.

Liquidity and Capital Resources

Six Month Period Ended October 31, 2010

As at October 31, 2010, our current assets were $113 compared to $3,991 in current assets at April 30, 2010. As at the six month period ended October 31, 2010, current assets were comprised of $113 in cash. As at October 31, 2010, our current liabilities were $556. Current liabilities were comprised of $556 in advances from director.

Stockholders’ deficit was ($443) as of October 31, 2010. Stockholders’ equity was $3,792 as of April 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2010, net cash flows used in operating activities was $4,235 consisting of a net loss of $4,235. Net cash flows used in operating activities was $4,443 for the period from inception (December 28, 2009) to October 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended October 31, 2010, cash provided by financing activities was $357 consisting of $357 in advances from director. For the period from inception (December 28, 2009) to October 31, 2010, net cash provided by financing activities was $4,556 received from proceeds from issuance of common stock and loan from director.

12 | Page

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

13 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October  31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January, February and March, 2011 the Company issued 970,000 shares of common stock at a price of $0.03  per share for total cash proceeds of $29,100.  Since December 28, 2009 (inception), the Company sold a total of 4,970,000 shares of common stock for total cash proceeds of $33,100.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

14 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTON, CORP
Dated: May 10, 2011	By: /s/ Alex Kuznetsov
Alex Kuznetsov, President and Chief Executive Officer and Chief Financial Officer

15 | Page