Form 10-Q
period 2011-01-31
LOTON, CORP
filed 2011-05-11
CIK 1491419

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

2 | Page

LOTON, CORP

3 | Page

PART 1.   FINANCIAL INFORMATION

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	JANUARY 31, 2011	APRIL 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 12,881	$ 3,991
Total current assets	12,881	3,991
Total assets	$ 12,881	$ 3,991
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related parties	$ 556	$ 199
Total current liabilities	556	199
Total liabilities	556	199
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,430,000 shares issued and outstanding (April 30, 2010 – 4,000,000)	4,430	4,000
Additional paid-in-capital	12,470	-
Deficit accumulated during the development stage	(4,575)	(208)
Total stockholders’ equity	12,325	3,792
Total liabilities and stockholders’ equity	$ 12,881	$ 3,991
The accompanying notes are an integral part of these financial statements.

4 | Page

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months ended January 31, 2011	Nine Months ended January 31, 2011	From Inception (December 28, 2009) to January 31, 2011
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	132	4,367	4,575
Net loss from operations	(132)	(4,367)	(4,575)
Net loss	$ (132)	(4,367)	$ (4,575)
Loss per common share – Basic	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,010,217	4,003,406
The accompanying notes are an integral part of these financial statements.

5 | Page

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY From Inception (DECEMBER 28, 2009) to JANUARY 31, 2011 (Unaudited)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
April 21 , 2010
Common shares issued for cash at $0.001	4,000,000	4,000	-	-	4,000
Net Loss				(208)	(208)
Balance as of April 30, 2010	4,000,000	4,000	-	(208)	3,792
Common shares issued for cash at $0.03	430,000	430	12,470	-	12,900
Net Loss				(4,367)	(4,367)
Balance as of January 31, 2011	4,430,000	$ 4,430	$ 12,470	$ (4,575)	$ 12,325
The accompanying notes are an integral part of these financial statements.

6 | Page

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) SATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months ended January 31, 2011	From Inception (December 28, 2009) to January 31, 2011
Operating Activities
Net loss	$ (4,367)	$ (4,575)
Net cash used in operating activities	(4,367)	(4,575)
Financing Activities
Loans from related parties - Directors and stockholders	357	556
Sale of common stock	12,900	16,900
Net cash provided by financing activities	13,257	17,456
Net increase in cash and equivalents	8,890	12,881
Cash and equivalents at beginning of the period	3,991	-
Cash and equivalents at end of the period	$ 12,881	$ 12,881
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Non-Cash Activities	$ -	$ -
The accompanying notes are an integral part of these financial statements.

7 | Page

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Loton, Corp was founded in the State of Nevada on December 28, 2009. We are a Montreal-based 3D studio and intend to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers, home renovators, home owners and various sectors which have need of 3D visualization in North America. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification (“FASB ASC”) 915-205 "Development-Stage Entities.”  Since inception through January 31, 2011, the Company has not generated any revenue and has accumulated losses of $4,575.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $4,575 as of January  31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

JANUARY 31, 2011

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

JANUARY 31, 2011

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC-730”), “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 from the period from inception (December 28, 2009) to January 31, 2011.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period from Inception (December 28, 2009) to January 31, 2011.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires

10 | Page

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2011

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

On April 21, 2010, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $4,000. In January 2011, Company issued 430,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $12,900.

During the period December 28, 2009 (inception) to January 31, 2011, the Company sold a total of 4,430,000 shares of common stock for total cash proceeds of $16,900.

As of January 31, 2011 the Company had 4,430,000 shares of common stock issued and outstanding.

NOTE 4 –RELATED PARTY TRANSACTIONS

On April 21, 2010, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $4,000.

The Director loaned $556 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

NOTE 5 - SUBSEQUENT EVENTS

In February and March, 2011  the Company issued 540,000 shares of common stock at a price of $0.03  per share for total cash proceeds of $16,200.  Since December 28, 2009 (inception), the Company sold a total of 4,970,000 shares of common stock for total cash proceeds of $33,100.

11 | Page

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

12 | Page

Nine Month Period Ended January 31, 2011 Compared to the period from Inception (December 28, 2009) to January 31, 2011

Our net loss for the nine month period ended January 31, 2011 was $4,367 compared to a net loss of $4,575 during the period from inception (December 28, 2009) to January 31, 2011. During the nine month period ended January 31, 2011, we did not generate any revenue.

During the nine month period ended January 31, 2011, we incurred general and administrative expenses of $4,367 compared to $4,575 incurred during the period from inception (December 28, 2009) to January 31, 2011. General and administrative expenses incurred during the nine month period ended January 31, 2011 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,003,406 for the nine month period ended January 31, 2011.

Liquidity and Capital Resources

Nine Month Period Ended January 31, 2011

As at January 31, 2011, our current assets were $12,881 compared to $3,991 in current assets at April 30, 2010. As at the nine month period ended January 31, 2011, current assets were comprised of $12,881 in cash. As at January 31, 2011, our current liabilities were $556. Current liabilities were comprised of $556 in advances from director.

Stockholders’ equity was $12,325 as of January 31, 2011 compare to $3,792 as of April 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2011, net cash flows used in operating activities was $4,367 consisting of a net loss of $4,367. Net cash flows used in operating activities was $4,575 for the period from inception (December 28, 2009) to January 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended January 31, 2011, cash provided by financing activities was $13,257 consisting of $357 in advances from director and $12,900 received from proceeds from issuance of common stock.  For the period from inception (December 28, 2009) to January 31, 2011, net cash provided by financing activities was $17,456  received from proceeds from issuance of common stock and loan from director.

13 | Page

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

14 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January  31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February and March, 2011  the Company issued 540,000 shares of common stock at a price of $0.03  per share for total cash proceeds of $16,200.  Since December 28, 2009 (inception), the Company sold a total of 4,970,000 shares of common stock for total cash proceeds of $33,100.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

15 | Page

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

16 | Page