Form 10-K
period 2011-04-30
LOTON, CORP
filed 2011-06-23
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of June 22, 2011, the registrant had 4,970,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 22, 2011.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Loton" mean Loton, Corp, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

General

Loton, Corp was  incorporated in the State of Nevada on December 28, 2009.  We provide 3D rendering, animation and architectural visualization services using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360 degree panorama. As of April 30, 2011 we have generated $14,866 revenues.

Working from sketches to fully detailed plans, Loton, Corp creates high detail, high quality three-dimensional renderings. Our images and animations can be used for design and planning, property sales, buildings, and the effective communication of concepts to clientele.

Three-dimensional rendering and 3D modeling is accomplished by taking two-dimensional forms and giving them volume. Created with specialized software, the computer-generated images are used in a variety of fields including but not limited to movies, video games, science, geology and architecture.

We will market and advertise our product on our web site by showing its advantages over visualization services offered by other companies. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.  We intend to promote our website by displaying it on our promotion materials.

We also plan to attend business shows in our industry to showcase our services with a view to find new customers. We plan to expand our services to North American market in the future only when or if we have the available resources and growth to warrant it.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “LTNR”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of June 6, 2011, their was no trading of our shares of common stock.

As of the date of this Annual report we had 29 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates  and  beliefs.  Our actual  results  could  differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include,  but are not limited to those discussed  below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors".  Our audited financial statements are stated in United States Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED APRIL 30, 2011 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2010.

Our net loss for the fiscal year ended April 30, 2011 was $14,439 compared to a net loss of $208 from inception (December 28, 2009) to April 30, 2010. During fiscal year ended April 30, 2011, we have generated $14,866 in revenue.

During the fiscal year ended April 30, 2011, we incurred expenses of $29,305 compared to $208 incurred from inception (December 28, 2009) to April 30, 2010.  These expenses incurred during the fiscal year ended April 30, 2011 consisted of: bank charges and interest of $369 (2010:  $34); transfer agent fees of $1,386 (2010:  $-0-); professional fees of $16,655 (2010: $-0-); advertising $-0- (2010: $-0-); and  miscellaneous charges of  $10,895 (2010: $174).

The weighted average number of shares outstanding  are  4,201,781 for the fiscal year ended April 30, 2011 compared to 322,580 for the period from inception (December 28, 2009) to April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2011

As of April 30, 2011, our current assets were $19,584 and our total liabilities were $1,131. As of April 30, 2011, current assets were comprised of $12,395 in cash and $7,189 in prepaid expenses; total liabilities were comprised of $575 in accounts payables and of $556 in advances from a director.

As of April 30, 2011, our total assets were $19,584 comprised entirely of current assets. Stockholders’ equity increased from $3,792 as of April 30, 2010 to $18,453 as of April 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2011, net cash flows used in operating activities was ($21,053) consisting  of a net loss of ($14,439) and accounts payables of $575 and prepaid expenses of ($7,189). For the fiscal year ended April 30, 2010, net cash flows used in operating activities was ($208) consisting  of a net loss of ($208). Net cash flows used in operating activities was ($21,261) for the period from inception (December 28, 2009) to April 30, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2011, net cash from financing activities was $29,457, consisting of $357 in advance from director and $29,100 proceeds from sale of common stock. For the period from inception (December 28, 2009) to April 30, 2010, net cash from financing activities was $4,199. For the period from inception (December 28, 2009) to April 30, 2011, net cash provided by financing activities was $33,656 consisting of $33,100 proceeds received from issuances of common stock and $556 in advances from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flows are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2011 and April 30, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Loton, Corp.

We have audited the accompanying balance sheets of Loton, Corp. (A Development Stage Company) as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2011, from inception (December 28, 2009) to April 30, 2010 and from inception (December 28, 2009) to April 30, 2011. Loton, Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loton, Corp (A Development Stage Company) as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended April 30, 2011, from inception (December 28, 2009) to April 30, 2010 and from inception (December 28, 2009) to April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

June 8, 2011

FINANCIAL INFORMATION

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Audited)
	APRIL 30, 2011	APRIL 30, 2010

ASSETS
Current Assets
Cash	$ 12,395	$ 3,991
Prepaid expenses	7,189	-
Total current assets	19,584	3,991
Total assets	$ 19,584	$ 3,991
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related party	$ 556	$ 199
Accounts payable	575	199
Total current liabilities	1,131	199
Total liabilities	1,131	199
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,970,000 shares issued and outstanding (April 30, 2010 – 4,000,000)	4,970	4,000
Additional paid-in-capital	28,130	-
Deficit accumulated during the development stage	(14,647)	(208)
Total stockholders’ equity	18,453	3,792
Total liabilities and stockholders’ equity	$ 19,584	$ 3,991
The accompanying notes are an integral part of these financial statements.

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Audited)
	Year Ended April 30, 2011	From Inception (December 28, 2009) to April 30, 2010	From Inception (December 28, 2009) to April 30, 2011
Revenues	$ 14,866	$ -	$ 14,866
Expenses
General and administrative expenses	29,305	208	29,513
Net loss from operations	(14,439)	(208)	(14,647)
Net loss	$ (14,439)	(208)	$ (14,647)
Loss per common share – Basic	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding-basic	4,201,781	322,580
The accompanying notes are an integral part of these financial statements.

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY FROM INCEPTION (DECEMBER 28, 2009) to APRIL 30, 2011 (Audited)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
April 21 , 2010
Common shares issued for cash at $0.001	4,000,000	4,000	-	-	4,000
Net loss				(208)	(208)
Balance as of April 30, 2010	4,000,000	4,000	-	(208)	3,792
Common shares issued for cash at $0.03	970,000	970	28,130	-	29,100
Net loss				(14,439)	(14,439)
Balance as of April 30, 2011	4,970,000	$ 4,970	$ 28,130	$ (14,647)	$ 18,453
The accompanying notes are an integral part of these financial statements.

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Audited)
	Year Ended April 30, 2011	From Inception (December 28, 2009) to April 30, 2010	From Inception (December 28, 2009) to April 30, 2011
Cash flows from operating activities
Net loss	$ (14,439)	$ (208)	$ (14,647)
(Increase) in prepaid expenses	(7,189)	-	(7,189)
Increase in accounts payable	575		575
Net cash used in operating activities	(21,053)	(208)	(21,261)
Cash flows from financing activities
Advance from related party	357	199	556
Proceeds from sale of common stock	29,100	4,000	33,100
Net cash provided by financing activities	29,457	4,199	33,656
Net increase in cash	8,404	3,991	12,395
Cash at beginning of the period	3,991	-	-
Cash at end of the period	$ 12,395	$ 3,991	$ 12,395
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Loton, Corp was founded in the State of Nevada on December 28, 2009. We are a Montreal-based 3D studio and intend to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers, home renovators, home owners and various sectors which have need of 3D visualization in North America. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification (“FASB ASC”) 915-205 "Development-Stage Entities.”  Since inception through April 30, 2011, the Company has generated $14,866 in revenue and has accumulated losses of $14,647.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $14,647 as of April 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash equivalents

For purposes of Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

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

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC-730”), “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 from the period from inception (December 28, 2009) to April 30, 2011.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, Revenue Recognition. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period from Inception (December 28, 2009) to April 30, 2011.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Concentrations

For the year ended April 30, 2011 and 2010, two customers accounted for 100% of sales.

NOTE 3 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On April 21, 2010, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $4,000.

In January 2011, the Company issued 430,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $12,900.

In February and March, 2011  the Company issued 540,000 shares of common stock at a price of $0.03  per share for total cash proceeds of $16,200.

Since inception (December 28, 2009), the Company sold a total of 4,970,000 shares of common stock for total cash proceeds of $33,100.

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

NOTE 3 - COMMON STOCK (CONTINUED)

As of April 30, 2011, the Company had 4,970,000 shares of common stock issued and outstanding.

NOTE 4 –RELATED PARTY TRANSACTIONS

On April 21, 2010, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $4,000.

The Director loaned $556 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

NOTE 5 –INCOME TAXES

For the year  ended  April  30,  2011 and from inception (December 28, 2009) to April 30, 2010,  the  Company  incurred  net operating  losses  and,  accordingly,  no  provision  for income  taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At April 30, 2011 and 2010, the Company had  approximately  $14,647  and  $208 of federal and state net operating losses. The net operating loss carryforwards,  if not utilized,  will begin to expire  in 2030.  The  provision  for  income  taxes  consisted  of the following components for the periods ended April 30:

Components of net deferred tax assets,  including a valuation allowance,  are as follows for the periods ended April 30:

	April 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	5,126	73
Valuation allowance	(5,126)	(73)
Total deferred tax assets	$ -0-	$ -0-

The valuation allowance for deferred tax assets as of April 30, 2011 and 2010 was $5,126 and  $73,  respectively.  In  assessing  the recovery of the deferred  tax assets,  management  considers  whether it is more likely than not that some portion or all of the  deferred  tax assets will not be realized.  The ultimate  realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected  future taxable income,  and tax planning  strategies in making this assessment.  As a result, management  determined it was more likely than not the  deferred  tax assets would not be realized as of April 30, 2011 and 2010, and recorded a full valuation allowance.

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(AUDITED)

NOTE 5 –INCOME TAXES (CONTINUED)

Reconciliation between the statutory rate and the effective tax rate is as follows at April 30:

2011 & 2010
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officer and director are set forth below:

Name and Address	Position(s)
Alex Kuznetsov	President, Principal Executive Officer, Secretary,
13499 Rue Huntington	Treasurer, Principal Financial Officer, Principal
Pierrefonds QC H8Z1G3	Accounting Officer and sole member of the Board of
Canada	Directors.

Biographical Information and Background of officers and directors

      Mr. Kuznetsov has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on December 28, 2009. Mr. Kuznetsov’s previous experience, qualifications, attributes or skills were not considered when he was appointed as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors.

Since January, 2005 until March, 2007 Mr. Kuznetsov worked for Quadra Stone, a marble and granite manufacturer. In April, 2007 Mr. Kuznetsov started his studies at British Columbia Institute of Technology (BCIT), 3D Animation program. After completing a 1 year diploma program in April of 2008, Mr. Kuznetsov went on working for a visual effects company CIS Vancouver doing rendering for films like “Tropic Thunder”, “Changeling”, and others. In August, 2008, Mr. Kuznetsov opened his own company Cophenetic Distance, working as a web developer and a graphic artist. In August of 2009 Mr. Kuznetsov accepted the position of multimedia developer at Echo-Stream (www.echo-stream.com). Mr. Kuznetsov is currently employed by Echo-Stream company, a web design and development studio  based in Montreal, that provides custom website design, web programming, web marketing, 3D Modeling & Animation, creative phone games while doing freelance projects and consulting for Cophenetic Distance.

AUDIT COMMITTEE

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending April 30, 2011 for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Alex	2009	0	0	0	0	0	0	0	0
Kuznetsov	2010	0	0	0	0	0	0	0	0
President	2011

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

DIRECTOR’S COMPENSATION TABLE

		Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Alex Kuznetsov	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

CHANGE OF CONTROL

As of April 30, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2011 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and address of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Alex Kuznetsov 13499 Rue Huntington Pierrefonds QC H8Z1G3 Canada	4,000,000	80.48%

The percent of class is based on 4,970,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended April 30, 2011, we had not entered into any transactions with our officer or  director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended April 30, 2011, we incurred  approximately  $7,000 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended April 30, 2010  and for the reviews of our financial statements  for the quarters ended July 31, 2010, October 31, 2010  and January 31, 2011.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934

          Rule 13a-14(a) or 15d-14(a).

31.2    Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934

          Rule 13a-14(a) or 15d-14(a).

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTON, CORP
Dated: June 22, 2011	By: /s/ Alex Kuznetsov
Alex Kuznetsov, President and Chief Executive Officer and Chief Financial Officer