Form 10-Q
period 2011-07-31
LOTON, CORP
filed 2011-08-23
CIK 1491419

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 23, 2011
Common Stock, $0.001	4,970,000

2 | Page

LOTON, CORP

3 | Page

PART 1.   FINANCIAL INFORMATION

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	JULY 31, 2011 (Unaudited)	APRIL 30, 2011 (Audited)

ASSETS
Current Assets
Cash	$ 7,673	$ 12,395
Prepaid expenses	5,189	7,189
Total current assets	12,862	19,584
Total assets	$ 12,862	$ 19,584
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related party	$ 556	$ 556
Accounts payable	-	575
Total current liabilities	556	1,131
Total liabilities	556	1,131
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,970,000 shares issued and outstanding	4,970	4,970
Additional paid-in-capital	28,130	28,130
Deficit accumulated during the development stage	(20,794)	(14,647)
Total stockholders’ equity	12,306	18,453
Total liabilities and stockholders’ equity	$ 12,862	$ 19,584
The accompanying notes are an integral part of these financial statements.

4 | Page

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2011	Three months ended July 31, 2010	From Inception (December 28, 2009) to July 31, 2011
Revenues	$ -	$ -	$ 14,866
Expenses
General and administrative expenses	6,147	3,172	35,660
Net loss from operations	(6,147)	(3,172)	(20,794)
Net loss	$ (6,147	(3,172)	$ (20,794)
Loss per common share – Basic	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding-basic	4,970,000	4,000,000
The accompanying notes are an integral part of these financial statements.

5 | Page

LOTON, CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended July 31, 2011	Three months ended July 31, 2010	From Inception (December 28, 2009) to July 31, 2011
Cash flows from operating activities
Net loss	$ (6,147)	$ (3,172)	$ (20,794)
Decrease in prepaid expenses	2,000	-	(5,189)
Decrease in accounts payable	(575)		-
Net cash used in operating activities	(4,722)	(3,172)	(25,983)
Cash flows from financing activities
Advance from related party	-	-	556
Proceeds from sale of common stock	-	-	33,100
Net cash provided by financing activities	-	-	33,656
Net increase (decrease) in cash	(4,722)	(3,172)	7,673
Cash at beginning of the period	12,395	3,991	-
Cash at end of the period	$ 7,673	$ 819	$ 7,673
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

6 | Page

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Loton, Corp was founded in the State of Nevada on December 28, 2009. We are a Montreal-based 3D studio and intend to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers, home renovators, home owners and various sectors which have need of 3D visualization in North America. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification (“FASB ASC”) 915-205 "Development-Stage Entities.”  Since inception through July 31, 2011, the Company has generated $14,866 in revenue and has accumulated losses of $20,794.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $20,794 as of July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

(UNAUDITED)

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC-730”), “Research and Development”. Under ASC-730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures $0 from the period from inception (December 28, 2009) to July 31, 2011.

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

8 | Page

LOTON, CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period from Inception (December 28, 2009) to July 31, 2011.

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

As of July 31, 2011, the Company had 4,970,000 shares of common stock issued and outstanding.

NOTE 4 –RELATED PARTY TRANSACTIONS

On April 21, 2010, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $4,000.

The Director loaned $556 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

9 | Page

NOTE 5 –INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of $20,794  that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. SUBSEQUENT EVENT

The Company has evaluated subsequent events from July 31, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Loton, Corp was  incorporated in the State of Nevada on December 28, 2009.  We provide 3D rendering, animation and architectural visualization services using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360 degree panorama. As of July 31, 2011 we have generated $14,866 revenues.

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

10 | Page

Three month period ended July 31, 2011 Compared to three month period ended July 31, 2010.

Our net loss for the three month period ended July 31, 2011 was $6,147 compared to a net loss of $3,172 for the three month period ended July 31, 2010. During the three month period ended July 31, 2011, we did not generate any revenue.

During the three month period ended July 31, 2011, we incurred general and administrative expenses of $6,147 compared to $3,172  incurred during the three month period ended July 31, 2010. General and administrative expenses incurred during the three month period ended July 31, 2011 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,970,000 for the three month period ended July 31, 2011.

Liquidity and Capital Resources

Three month period ended July 31, 2011

As at July 31, 2011, our current assets were $12,862 compared to $19,584  in current assets at April 30, 2011. As at July 31, 2011, current assets were comprised of $7,673 in cash and $5,189 in prepaid expenses. As at July 31, 2011, our current liabilities were $556. Current liabilities were comprised of $556 in advances from director.

Stockholders’ equity was $12,306 as of July 31, 2011 compare to $18,453 as of April 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended July 31, 2011, net cash flows used in operating activities was $4,722 consisting of a net loss of $6,147, decrease in prepaid expenses of $2,000 and decrease in accounts payable of $575. Net cash flows used in operating activities was $3,172 for the three month period ended July 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended July 31, 2011 and 2010, the Company has not generated any cash flows from financing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

11 | Page

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

12 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended July  31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

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

LOTON, CORP
Dated: August 23, 2011	By: /s/ Alex Kuznetsov
Alex Kuznetsov, President and Chief Executive Officer and Chief Financial Officer

14 | Page