Form 10-Q
period 2011-10-31
LOTON, CORP
filed 2011-12-20
CIK 1491419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO _______________________
Commission file number 333-167219

LOTON, CORP
(Exact name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	90-0657263 (I.R.S. Employer Identification Number)
4751 Wilshire Blvd., 3rd Floor Los Angeles, California 90010 (Address of Principal Executive Offices including Zip Code)
(310) 601-2500 (Registrant’s Telephone Number, Including Area Code)
(Former address and telephone number, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,970,000 shares of common stock, par value $0.001 per share, as of October 31, 2011.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

Page

PART 1. FINANCIAL INFORMATION		2
Item 1.	Financial Statements (unaudited)	2
	Balance Sheets	3
	Statements of Operations	5
	Statements of Stockholders' Equity	4
	Statements of Cash Flows	3
	Notes to the Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION		10
Item 1 –	Legal Proceedings	10
Item 1A –	Risk Factors	10
Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3 –	Defaults Upon Senior Securities	18
Item 4 –	(Reserved)	18
Item 5 –	Other Information	18
Item 6 –	Exhibits	18

ITEM 1.  FINANCIAL INFORMATION

Loton, Corp
(A Development Stage Company)
Balance Sheets

	October 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$138,222	$12,395
Prepaid expenses	-	7,189
Prepaid management service - related party	60,000	-

Total Current Assets	198,222	19,584

Total Assets	$198,222	$19,584

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$49,629	$-
Accrued expenses	-	575
Advances from former stockholder	-	556
Common stock to be issued	250,000	-

Total Current Liabilities	299,629	1,131

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	27,778	-

Total Liabilities	327,407	1,131

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock at $0.001 par value: 75,000,000 shares authorized,
4,970,000 shares issued and outstanding	4,970	4,970
Additional paid-in capital	30,424	28,130
Deficit accumulated during the development stage	(164,579)	(14,647)

Total Stockholders' Equity (Deficit)	(129,185)	18,453

Total Liabilities and Stockholders' Equity (Deficit)	$198,222	$19,584

See accompanying notes to the financial statements.

Loton, Corp
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from December 28, 2009 (inception) through
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010	October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$-	$14,866

Operating Expenses
Consulting fees	6,360	-	6,360	-	6,360
Management services - related party	60,072	-	60,072	-	60,072
Professional fees	42,051	1,063	48,198	4,235	66,239
Salaries - former officer	7,117	-	7,117	-	7,117
Travel expense	21,778	-	21,778	-	21,778
General and administrative expenses	6,407	-	6,407	-	17,879

Total operating expenses	143,785	1,063	149,932	4,235	179,445

Loss from Operations	(143,785)	(1,063)	(149,932)	(4,235)	(164,579)

Loss before Income Tax	(143,785)	(1,063)	(149,932)	(4,235)	(164,579)

Income Tax Provision	-	-	-	-	-

Net Loss	$(143,785)	$(1,063)	$(149,932)	$(4,235)	$(164,579)

Net Loss Per Common Share:
- basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	4,970,000	4,000,000	4,970,000	4,000,000

See accompanying notes to the financial statements.

Loton, Corp
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from December 28, 2009 (inception) through October 31, 2011
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, December 28, 2009	-	$-	$-	$-	$-

Issuance of common shares for cash
at $0.001 per share	4,000,000	4,000	-		4,000

Net loss				(208)	(208)

Balance, April 30, 2010	4,000,000	4,000	-	(208)	3,792

Issuance of common shares for cash
at $0.03 per share	970,000	970	28,130		29,100

Net loss				(14,439)	(14,439)

Balance, April 30, 2011	4,970,000	4,970	28,130	(14,647)	18,453

Issuance of warrants to Trinad Management, LLC
for future services			82,575		82,575

Issuance of warrants to Trinad Management, LLC
for future services			(82,575)		(82,575)

Amortization of warrants issued to related party for future services received			2,284		2,294

Net loss				(149,932)	(149,932)

Balance, September 30, 2011	4,970,000	$4,970	$30,424	$(164,579)	$(129,185)

See accompanying notes to the financial statements.

Loton, Corp
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	December 28, 2009
	Ended	Ended	(inception) through
	October 31, 2011	October 31, 2010	October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,932)	$(4,235)	$(164,579)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of warrants	2,294		2,294
Changes in operating assets and liabilities:
Prepaid expenses	7,189	-	-
Prepaid management services - related party	(60,000)	-	(60,000)
Accounts payable	49,629	-	49,629
Accrued expenses	(575)	-	-
Accrued stockholder services	27,778		27,778

NET CASH USED IN OPERATING ACTIVITIES	(123,617)	(4,235)	(144,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	(556)	357	-
Common stock to be issued	250,000	-	250,000
Sale of common stock	-	-	33,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	249,444	357	283,100

NET CHANGE IN CASH	125,827	(3,878)	138,222

Cash at beginning of period	12,395	3,991	-

Cash at end of period	$138,222	$113	$138,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$	$-

See accompanying notes to the financial statements.

Loton, Corp

(A Development Stage Company)
October 31, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

Note 1 – organization and operations

Loton, Corp (the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009. The Company intends to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers, home renovators, home owners and various sectors which have need of 3D visualization in North America.

Change in control

On September 9, 2011, Trinad Capital Master Fund, a Cayman Island exempted company (“Trinad”), entered into and consummated (the “Closing”) a Securities Purchase Agreement (the “Purchase Agreement”) with Alex Kuznetsov, a shareholder and the sole director and executive officer of Loton, Corp, a Nevada corporation.  Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold Trinad an aggregate of 4,000,000 shares (the “Shares”) of the Company’s common stock (“Common Stock”), which represented 80% of the issued and outstanding Common Stock of the Company.  In consideration for the purchase of the Shares, Trinad paid an aggregate amount of $311,615.

Note 2 – summary of significant accounting policies

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended April 30, 2011 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on June 23, 2011.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; underlying assumptions to estimate the fair value of warrants and options; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and common stock to be issued, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders and management services from stockholder due to their related party nature.

Fiscal year end

The Company elected April 30 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option and warrant award is estimated on the date of grant using a Black-Scholes Option-Pricing Model.  The ranges of assumptions for inputs are as follows:

•
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income taxes

The Company follows paragraph 740-10-30-2 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended October 31, 2011 or 2010.

Limitation on utilization of NOLs due to change in control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended October 31, 2011 and 2010 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the interim period ended October 31, 2011	For the interim period ended October 31, 2010

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	-

Sub-total - Warrants	1,125,000	-

Total potentially outstanding dilutive common shares	1,125,000	-

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at October 31, 2011 and a net loss and net cash used in operating activities for the interim period then ended.

While the Company is attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – related party transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Trinad Capital Master Fund	Majority stockholder of the Company

Trinad Management, LLC	An entity owned and controlled by majority stockholder of the Company

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at October 31, 2011 and April 30, 2011 consisted of the following:

	October 31, 2011	April 30, 2011

Advances from former majority stockholder	$-	$556	*

	$-	$556

* On September 9, 2011 as part of the change in control the advances from former majority stockholder and officer were repaid.

Management services from a related party

On September 23, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad LLC”).  Pursuant to the Management Agreement, Trinad LLC has agreed to provide certain management services to the Company for a period of three (3) years expiring September 22, 2014, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company.  Under the  Management Agreement the Company will compensate Trinad LLC for its services with (i) a fee equal to $2,080,000, with  $90,000 payable in advance of each  consecutive three-month period during the term of the Agreement and  with $1,000,000 due at the end of the three (3) year term unless the Management Agreement  is otherwise  terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share (“Warrant”).  The Company valued the warrant granted, using the Black-Scholes - pricing model with the following weighted-average assumptions:

Expected life (year)	10

Expected volatility (*)	118.18%

Expected annual rate of quarterly dividend	0.00%

Risk-free interest rate	1.84%

* As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE Amex or NASDAQ Capital Market within computer data service industry which the Company plans to engage in to calculate the expected volatility.  The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The fair value of the warrant granted, estimated on the date of grant, was $82,575 and is being amortized over the period of service of three (3) years.

The Company (i)(a) recorded $30,000 per month for the $1,080,000 portion of the management services to be paid on a quarterly basis, accrued (i)(b) $27,778 per month for the $1,000,000 portion of the management services, due at the end of the three (3) year term; and (ii) recorded amortization of $2,294 per month for the fair value of the warrant portion of the management services issued on September 23, 2011 in connection with the Management Agreement, or $60,072 of management services per month in aggregate.

The management services from the related party for the interim period ended October 31, 2011 and 2010 were as follows:

	October 31, 2011	October 31, 2010
(i) (a) Management services billed or accrued on a quarterly basis	$30,000	$-

(i) (b) Long-term management services due at the end of the term accrued	$27,778	$-

(ii) Amortization of the fair value of the warrant issued	$2,294	$-

	$60,072	$-

Note 5 – stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares which shall be Common Stock, par value $.0001 per share.

Common stock

On April 21, 2010, the Company issued 4,000,000 shares of its common stock at $0.001 per share, to its sole Director, for $4,000 in cash.

In January 2011, the Company issued 430,000 shares of its common stock at $0.03 per share for $12,900 in cash.

In February and March, 2011, the Company issued 540,000 shares of common stock at $0.03 per share for $16,200 in cash.

Warrants

(i) Warrants issued in September, 2011

On September 23, 2011, pursuant to the Management Agreement, The Company issued Trinad LLC the Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

Summary of warrant activities

The table below summarizes the Company’s warrant activities through October 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, April 30, 2011	-	$-	$-	$-	$-

Granted	1,125,000	$0.15	$0.15	$82,575	-

Canceled for cashless exercise	(-)	- -	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, October 31, 2011	1,125,000	$0.15	$0.15	$82,575	-

Earned and exercisable, October 31, 2011	(31,250)	$0.15	$0.15	$(2,294)	-

Unvested, October 31, 2011	1,093,750	$0.15	$0.15	$80,281	-

The following table summarizes information concerning outstanding and exercisable warrants as of October 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	4.90	$0.15	1,125,000	$4.90	$0.15

$0.15	1,125,000	4.90	$0.15	1,125,000	4.90	$0.15

Note 6 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On November 8, 2011, the Company issued 250,000 shares of its common stock in a private placement to an unrelated third part for $1.00 per share and an aggregate of $250,000 cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q (“Quarterly Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

The forward-looking statements are based on various factors and were derived using numerous assumptions. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

References to “Company,” “we” or “us” refer to Loton, Corp, unless the context requires otherwise.

Description of Business

Loton, Corp was incorporated in the State of Nevada on December 28, 2009 to provides 3D rendering, animation and architectural visualization services using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360 degree panorama.  Working from sketches to fully detailed plans, Loton, Corp creates high detail, high quality three-dimensional renderings. Our images and animations were intended to be used for design and planning, property sales, buildings, and the effective communication of concepts to clientele.  Three-dimensional rendering and 3D modeling is accomplished by taking two-dimensional forms and giving them volume. Created with specialized software, the computer-generated images are used in a variety of fields including but not limited to movies, video games, science, geology and architecture.

On September 9, 2011, Trinad Capital Master Fund, a Cayman Island exempted company, (“Trinad”), entered into a Securities Purchase Agreement with Alex Kuznetsov, a shareholder and the sole director and executive officer of the Company (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold to Trinad an aggregate of 4,000,000 shares of the Company’s common stock $.001 par value per share , representing 80% of the issued and outstanding Common Stock of the Company as of October 31, 2011(the “Closing”).  Trinad paid $311,615 for the shares.  The managing member of Trinad Management, LLC, the investment manager of Trinad is Robert S. Ellin. In accordance with the Purchase Agreement, effective upon the closing (a) Alex Kuznetsov resigned as the Company’s Chief Executive Officer, President and sole director, (b) Robert S. Ellin, was appointed as the sole director of the Board to serve until the next annual stockholders meeting and until his successor is duly elected and qualified, (c) Robert S. Ellin was appointed President, Chairman and Chief Executive Officer of the Company and (d) Tatiana Walker was appointed Chief Financial Officer and Secretary of the Company.

Management Agreement

On September 23, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad Management “).  Pursuant to the Management Agreement, Trinad has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company.  Under the Management Agreement the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company common stock at an exercise price of $0.15 per share.  The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years.

Liquidity and Capital Resources

As of October 31, 2011, the Company had assets equal to $198,222 comprised of cash from the sale of 250,000 shares of the Company’s common stock and prepaid management fees. This compares with assets of $19,584, comprised of cash and prepaid expenses as of April 30, 2011.  The Company had current liabilities of $299,629, comprised of accounts payable of $49,629 and $250,000 pending issuance of common stock as of October 31, 2011. This compares with current liabilities of $1,131 as of April 30, 2011, which were comprised of advances from a former director and accrued expenses.

On November 8, 2011, the Company entered into a securities purchase agreements with an investor pursuant to which the Company issued the investor 250,000 shares of common stock for an aggregate purchase price of $250,000.  The proceeds will be used for general administrative purposes.

The Company has nominal assets and has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding.

Results of Operations

Only nominal revenue has been generated by the Company from December 28, 2009 (Inception) to October 31, 2011. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2011, the Company had a net loss of $143,785, consisting primarily of professional fees of $42,051, including legal, accounting, audit, and other professional service fees, management fees of $60,072, travel expenses of $21,778 and general administrative expenses and consulting fees of $12,767.

For the three months ended October 31, 2010, the Company had no revenues and expenses of a net loss of $1,063 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters.

For the six months ended October 31, 2011, the Company had a net loss of $149,932 compared to a net loss of $4,235 for the six months ended October 31, 2010. The Company had no revenues in each of these periods and expenses were incurred for professional fees including legal, accounting, audit, and other professional service fees, management fees, travel costs and general administrative and consultant expenses.

For the cumulative period from December 28, 2009 (Inception) to October 31, 2011, the Company had a accumulated deficit of $164,579, comprised professional fees, including of legal, accounting, audit, other professional service fees and general administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, and the filing of the Company’s periodic reports, consulting fees, and management services fees.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing almost all of their investment.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2011, our disclosure controls and procedures were not effective for the period ended October 31, 2011 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed at October 31, 2011:

(i)    We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the six months and quarter ended October 31, 2011. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(ii)   We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material legal proceedings to which we are a party, or of which any of our property is subject, and we are not aware of any threatened legal proceedings against us.

Item 1A – Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued 250,000 shares of common stock for a purchase price in the amount of $250,000.  The transaction and related issuance of securities was pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D of the 1933 Act. No commissions were paid to any person in connection with this transaction.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Reserved)

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on June 6, 2010 and incorporated herein reference).
3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 6, 2010 and incorporated by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: December 20, 2011	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2011	By:	/s/ Tatiana Walker
Tatiana Walker
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on June 6, 2010 and incorporated herein reference).
3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 6, 2010 and incorporated by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.