Form 10-Q
period 2012-01-31
LOTON, CORP
filed 2012-03-21
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

(Former address and telephone, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 5,370,000 shares of common stock, par value $0.001 per share, as of March 15, 2012.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-1Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

i

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION	23

Item 1 – Legal Proceedings	23

Item 1A – Risk Factors	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 – Defaults Upon Senior Securities	23

Item 4 – (Reserved)	23

Item 5 – Other Information	23

Item 6 – Exhibits	23

ii

PART 1. – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Loton, Corp
(A Development Stage Company)

Balance Sheet

	January 31, 2012	April 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$66,691	$12,395
Prepaid expenses	-	7,189
Prepaid management service - related party	60,000	-

Total Current Assets	126,691	19,584

Total Assets	$126,691	$19,584

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$20,810	$-
Accrued expenses	-	575
Advances from related party	2,863	556

Total Current Liabilities	23,673	1,131

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	111,112	-

Total Liabilities	134,785	1,131

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock at $0.001 par value: 75,000,000 shares authorized, 5,370,000 and 4,970,000 shares issued and outstanding, respectively	5,370	4,970
Additional paid-in capital	436,906	28,130
Deficit accumulated during the development stage	(450,370)	(14,647)

Total Stockholders' Equity (Deficit)	(8,094)	18,453

Total Liabilities and Stockholders' Equity (Deficit)	$126,691	$19,584

See accompanying notes to the financial statements.

Loton, Corp
(A Development Stage Company)

Statement of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	For the Period from December 28, 2009 (inception)
	Ended	Ended	Ended	Ended	through
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	January 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$-	$14,866
COST OF GOODS SOLD	-	-	-	-	-
GROSS PROFIT	-	-	-	-	14,866

Operating Expenses
Consulting fees	38,070	-	44,430	-	44,430
Management services - related party	180,216	-	240,288	-	240,288
Professional fees	34,700	132	82,898	4,367	100,939
Salaries - former officer	-	-	7,117	-	7,117
Travel expense	31,280	-	53,058	-	53,058
General and administrative expenses	1,525	-	7,932	-	19,404

Total operating expenses	285,791	132	435,723	4,367	465,236

Loss from Operations	(285,791)	(132)	(435,723)	(4,367)	(450,370)

Loss before Income Tax	(285,791)	(132)	(435,723)	(4,367)	(450,370)

Income Tax Provision	-	-	-	-	-

Net Loss	$(285,791)	$(132)	$(435,723)	$(4,367)	$(450,370)

Net Loss Per Common Share:
- basic and diluted	$(0.06)	$(0.00)	$(0.09)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	5,112,655	4,010,217	5,065,095	4,003,406

See accompanying notes to the financial statements.

Loton, Corp
(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the Period from December 28, 2009 (inception) through January 31, 2012
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, December 28, 2009	-	$-	$-	$-	$-

Issuance of common shares for cash at $0.001 per share	4,000,000	4,000			4,000

Net loss				(208)	(208)

Balance, April 30, 2010	4,000,000	4,000	-	(208)	3,792

Issuance of common shares for cash at $0.03 per share	970,000	970	28,130		29,100

Net loss				(14,439)	(14,439)

Balance, April 30, 2011	4,970,000	4,970	28,130	(14,647)	18,453

Issuance of warrants to Trinad Management, LLC for future services			82,575		82,575

Issuance of warrants to Trinad Management, LLC for future services			(82,575)		(82,575)

Amortization of warrants issued to related party for services received			9,176		9,176

Issuance of common shares for cash at $1.00 per share	400,000	400	399,600		400,000

Net loss				(435,723)	(435,723)

Balance, January 31, 2012	5,370,000	$5,370	$436,906	$(450,370)	$(8,094)

See accompanying notes to the financial statements.

Loton, Corp
(A Development Stage Company)

Statement of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	December 28, 2009
	Ended	Ended	(inception) through
	January 31, 2012	January 31, 2011	January 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(435,723)	$(4,367)	$(450,370)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of warrants	9,176	-	9,176
Changes in operating assets and liabilities:
Prepaid expenses	7,189	-	-
Prepaid management services - related party	(60,000)	-	(60,000)
Accounts payable	20,810	-	20,810
Accrued expenses	(575)	-	-
Accrued stockholder services	111,112	-	111,112

NET CASH USED IN OPERATING ACTIVITIES	(348,011)	(4,367)	(369,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	2,307	357	2,863
Sale of common stock	400,000	12,900	433,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	402,307	13,257	435,963

NET CHANGE IN CASH	54,296	8,890	66,691

Cash at beginning of period	12,395	3,991	-

Cash at end of period	$66,691	$12,881	$66,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Loton, Corp

(A Development Stage Company)

January 31, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Loton Corp

Loton, Corp (the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009. The Company intends to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers, home renovators, home owners and various sectors which have need of 3D visualization in North America.

Change in Control

On September 9, 2011, Trinad Capital Master Fund, a Cayman Island exempted company (“Trinad”), entered into and consummated (the “Closing”) a Securities Purchase Agreement (the “Purchase Agreement”) with Alex Kuznetsov, a shareholder and the sole director and executive officer of Loton, Corp, a Nevada corporation.  Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold Trinad an aggregate of 4,000,000 shares (the “Shares”) of the Company’s common stock (“Common Stock”), which represented approximately 80% of the then issued and outstanding Common Stock of the Company.  In consideration for the purchase of the Shares, Trinad paid an aggregate amount of $311,615.

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

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involvedb)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended January 31, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended January 31, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the interim period ended January 31, 2012	For the interim period ended January 31, 2011

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	-

Sub-total - Warrants	1,125,000	-

Total potentially outstanding dilutive common shares	1,125,000	-

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at January 31, 2012 and a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from stockholders at January 31, 2012 and April 30, 2011 consisted of the following:

	January 31, 2012	April 30, 2011

Advances from related party	$2,863	$556	*

	$2,863	$556

* On September 9, 2011 as part of the change in control the advances from the former majority stockholder and officer were repaid.

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

Expected life (year)	10

Expected volatility	118.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free interest rate	1.84%

The expected life is based on the expiration term of the warrants. As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE Amex or NASDAQ Capital Market within computer data service industry which the Company plans to engage in to calculate the expected volatility. The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility. Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy. The risk-free interest rate is based on a yield curve of U.S. treasury interest rates on the date of valuation based on the contractual life of the warrant.

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

The management services from the related party for the interim period ended January 31, 2012 and 2011 were as follows:

	January 31, 2012	January 31, 2011

(i) (a) Management services billed or accrued on a quarterly basis	$120,000	$-

(i) (b) Long-term management services due at the end of the term accrued	111,112	-

(ii) Amortization of the fair value of the warrant issued	9,176	-

	$240,288	$-

Note 5 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares which shall be Common Stock, par value $.0001 per share.

Common Stock

On April 21, 2010, the Company issued 4,000,000 shares of its common stock at $0.001 per share, to its sole Director, or $4,000 in cash.

In January 2011, the Company issued 430,000 shares of its common stock at $0.03 per share, or $12,900 in cash.

In February and March, 2011, the Company issued 540,000 shares of common stock at $0.03 per share, or $16,200 in cash.

During the interim period ended January 31, 2012, the Company issued 400,000 shares of its common stock to an unrelated thirty party at $1.00 per share, or $400,000 in cash.

Warrants

(i) Warrants Issued in September, 2011

On September 23, 2011, pursuant to the Management Agreement, the Company issued Trinad LLC the Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities through January 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, April 30, 2011	-	$-	$-	$-	$-

Granted	1,125,000	$0.15	$0.15	$82,575	-

Canceled for cashless exercise	(-)	- -	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, January 31, 2012	1,125,000	$0.15	$0.15	$82,575	-

Earned and exercisable, January 31, 2012	125,000	$0.15	$0.15	$9,176	-

Unvested, January 31, 2012	1,000,000	$0.15	$0.15	$73,399	-

The following table summarizes information concerning outstanding and exercisable warrants as of January 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	4.65	$0.15	1,125,000	4.65	$0.15

$0.15	1,125,000	4.65	$0.15	1,125,000	4.65	$0.15

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Description of Business

Loton, Corp was incorporated in the State of Nevada on December 28, 2009 to provide 3D rendering, animation and architectural visualization services using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360 degree panorama.

On September 9, 2011, Trinad Capital Master Fund, a Cayman Island exempted company, (“Trinad”), entered into a Securities Purchase Agreement with Alex Kuznetsov, a shareholder and the sole director and executive officer of the Company (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold to Trinad an aggregate of 4,000,000 shares of the Company’s common stock $.001 par value per share, representing 80% of the issued and outstanding Common Stock of the Company as of October 31, 2011(the “Closing”). Trinad paid $311,615 for the shares. The managing member of Trinad Management, LLC, the investment manager of Trinad is Robert S. Ellin. In accordance with the Purchase Agreement, effective upon the closing (a) Alex Kuznetsov resigned as the Company’s Chief Executive Officer, President and sole director, (b) Robert S. Ellin, was appointed as the sole director of the Board to serve until the next annual stockholders meeting and until his successor is duly elected and qualified, (c) Robert S. Ellin was appointed President, Chairman and Chief Executive Officer of the Company and (d) Tatiana Walker was appointed Chief Financial Officer and Secretary of the Company.

At present, the Company has no sources of revenue and we are an inactive company. The Company is currently considered to be a blank check company. The SEC defines those companies as any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) and Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)        filing Exchange Act reports, and

(ii)       investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management Agreement

On September 23, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad Management”). Pursuant to the Management Agreement, Trinad has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years.

Liquidity and Capital Resources

As of January 31, 2012, the Company had assets equal to $126,691 comprised of cash of $66,691 and prepaid management fees of $60,000. This compares with assets of $19,584, comprised of cash of $12,395 and prepaid expenses of $7,189 as of April 30, 2011. The Company had current liabilities of $23,673, comprised of accounts payable of $20,810 and an advance from a related party of $2,863 as of January 31, 2012. This compares with current liabilities of $1,131 as of April 30, 2011, comprised of accrued expense of $575 and an advance from a related party of $556.

On November 8, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 250,000 shares of common stock for an aggregate purchase price of $250,000. The proceeds will be used for general administrative purposes.

On December 27, 2011, the Company entered into a second securities purchase agreement with the same investor pursuant to which the Company issued the investor 150,000 shares of common stock for an aggregate purchase price of $150,000. The proceeds will be used for general administrative purposes.

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

Results of Operations

Only nominal revenue has been generated by the Company from December 28, 2009 (Inception) to January 31, 2012. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2012, the Company had a net loss of $285,791, consisting primarily of professional fees of $34,700, including legal, accounting, audit, and other professional service fees, consulting fee of $38,070, management fees of $180,216, travel expenses of $31,280 and general administrative expenses and consulting fees of $1,525.

For the three months ended January 31, 2011, the Company had no revenues and expenses of a net loss of $132 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters.

For the nine months ended January 31, 2012, the Company had a net loss of $435,723 compared to a net loss of $4,367 for the nine months ended January 31, 2011. The Company had no revenues in each of these periods and expenses were incurred for professional fees including legal, accounting, audit, and other professional service fees, management fees, travel costs and general administrative and consultant expenses.

For the cumulative period from December 28, 2009 (Inception) to January 31, 2012, the Company had an accumulated deficit of $450,370, comprised professional fees, including of legal, accounting, audit, other professional service fees and general administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, and the filing of the Company’s periodic reports, consulting fees, and management services fees.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2012, our disclosure controls and procedures were not effective for the period ended January 31, 2012 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on January 31, 2012:

(i)        We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the nine months and quarter ended January 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

On December 27, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued 150,000 shares of common stock for a purchase price in the amount of $150,000. The transaction and related issuance of securities was pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D of the 1933 Act. No commissions were paid to any person in connection with this transaction.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Reserved)

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on June 6, 2010 and incorporated herein reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 6, 2010 and incorporated by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: March 20, 2012	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2012	By:	/s/ Tatiana Walker
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