Form 10-K
period 2012-04-30
LOTON, CORP
filed 2012-08-15
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO _______________________

Commission file number 333-167219

LOTON, CORP

(Exact name of Registrant as Specified in its Charter)

Nevada	90-0657263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4751 Wilshire Blvd., 3rd Floor
Los Angeles, California 90010
(Address of Principal Executive Offices including Zip Code)

(310) 601-2500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of October 30, 2011, is not determinable because no active trading market had been established as of October 30, 2011.

There were 5,370,000 shares of common stock outstanding as of August 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LOTON, CORP

FORM 10-K

i

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K (“Annual Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

The forward-looking statements are based on various factors and were derived using numerous assumptions. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Part I

Item 1. Business

General

Loton, Corp was incorporated in the State of Nevada on December 28, 2009 to provide 3D rendering, animation and architectural visualization services using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360 degree panorama.

On September 9, 2011, Trinad Capital Master Fund, Ltd., a Cayman Island exempted company, (“Trinad Master Fund”), entered into a Securities Purchase Agreement with Alex Kuznetsov, a shareholder and the sole director and executive officer of the Company (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold to Trinad Master Fund an aggregate of 4,000,000 shares of the Company’s common stock $.001 par value per share, representing 75% of the issued and outstanding Common Stock of the Company as of October 31, 2011. Trinad Master Fund paid $311,615 for the shares. Trinad Management, LLC (“Trinad Management”) is the investment manager of Trinad Master Fund. The managing member of Trinad Management is Robert S. Ellin. In accordance with the Purchase Agreement, effective upon the closing (a) Alex Kuznetsov resigned as the Company’s Chief Executive Officer, President and sole director, (b) Robert S. Ellin was appointed as the sole director of the Board to serve until the next annual stockholders meeting and until his successor is duly elected and qualified, (c) Robert S. Ellin was appointed President, Chairman and Chief Executive Officer of the Company. Mr. Ellin also became the Chief Financial Officer on April 26, 2012.

At present, the Company has no sources of revenue and we are an inactive company. The Company is currently considered to be a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) and Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Business Objective

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. As of this date, the Company has not entered into any definitive agreement with any party, with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)          Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)          Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)          Strength and diversity of management, either in place or scheduled for recruitment;

(d)          Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)          The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)          The extent to which the business opportunity can be advanced; and

(g)          The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the year ended April 30, 2012 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing almost all of their investment.

Management Agreement

On September 23, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management. Pursuant to the Management Agreement, Trinad Management has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years.

Recent Financing

On November 8, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 250,000 shares of common stock for an aggregate purchase price of $250,000. The proceeds were used for general administrative purposes.

On December 27, 2011, the Company entered into a second securities purchase agreement with the same investor pursuant to which the Company issued the investor 150,000 shares of common stock for an aggregate purchase price of $150,000. The proceeds were used for general administrative purposes.

On April 2, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Master Fund. The note matures on April 1, 2013, and is subject to interest at an annual rate of 6%. The Company will use the proceeds from the note issuance for general administrative expenses.

On June 21, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Master Fund. The note matures on June 20, 2013, and is subject to interest at an annual rate of 6%. The Company will use the proceeds from the note issuance for general administrative expenses.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. The common stock is eligible for trading on the Over-the-Counter Bulletin Board under the symbol “LTNR,” but a trading market has not developed to date. As of April 30, 2012, there were approximately 25 holders of record of the common stock.

The Company’s common stock is a “penny stock” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

Between November 8, 2011 and June 21, 2012, the Company entered into various financing transactions as discussed under “Item 1 – Business – Recent Financing” which discussion is incorporated herein by reference. Each of the transactions and related issuance of securities was pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D of the 1933 Act. No commissions were paid to any person in connection with these transactions.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of April 30, 2012, the Company had assets equal to $115,351, comprised of cash of $49,689, prepaid management services fee to related party of $60,000, and net office equipment of $5,662. This compares with assets of $19,584, comprised of cash of $12,395 and prepaid expenses of $7,189 as of April 30, 2011. The Company had current liabilities of $220,882, mainly comprised of short term notes of $150,000 outstanding to investors and an advance from our Chief Executive Officer of $59,640 as of April 30, 2012. This compares with liabilities of $1,131 as of April 30, 2011.

The Company has nominal assets and has generated only nominal revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Recent Financing

On November 8, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 250,000 shares of common stock for an aggregate purchase price of $250,000. The proceeds were used for general administrative purposes.

On December 27, 2011, the Company entered into a second securities purchase agreement with the same investor pursuant to which the Company issued the investor 150,000 shares of common stock for an aggregate purchase price of $150,000. The proceeds were used for general administrative purposes.

On April 2, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Master Fund. The note matures on April 1, 2013, and is subject to interest at an annual rate of 6%. The Company will use the proceeds from the note issuance for general administrative expenses.

On June 21, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Master Fund. The note matures on June 20, 2013, and is subject to interest at an annual rate of 6%. The Company will use the proceeds from the note issuance for general administrative expenses.

Results of Operations

Only nominal revenue has been generated by the Company from December 28, 2009 (Inception) to April 30, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2012, the Company had a net loss of $734,448, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports and other transactional and management fees.

For the fiscal year ended April 30, 2011, the Company had a net loss of $14,439, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters.

For the cumulative period from December 28, 2009 (Inception) to April 30, 2012, the Company had a net loss of $749,135, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1 in 2010, and the filing of the Company’s periodic reports.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. financial statements and supplementary data

Loton, Corp.

(A Development Stage Company)

April 30, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets at April 30, 2012 and 2011	F-4

Statements of Operations for the Fiscal Year Ended April 30, 2012 and 2011 and for the Period from December 28, 2009 (Inception) through April 30, 2012	F-5

Statement of Stockholders’ Equity (Deficit) for the Period from December 28, 2009 (Inception) through April 30, 2012	F-6

Statements of Cash Flows for the Fiscal Year Ended April 30, 2012 and 2011 and for the Period from December 28, 2009 (Inception) through April 30, 2012	F-7

Notes to the Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loton, Corp.

(A Development Stage Company)

Los Angeles, California

We have audited the accompanying balance sheet of Loton, Corp., a development stage company, (the “Company”) as of April 30, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year then ended and for the period from December 28, 2009 (Inception) through April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements as of April 30, 2011, for the fiscal year then ended and for the period from December 28, 2009 (inception) through April 30, 2011 was audited by other auditors whose report dated June 8, 2011 included an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern.  The other auditors’  report has been  furnished  to us, and our opinion,  insofar as it relates  to  amounts  included  for such prior  periods,  is based  solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2012 and the results of its operations and its cash flows for the fiscal year then ended, and for the period from December 28, 2009 (Inception) through April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at April 30, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

August 13, 2012

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

June 8, 2011

Loton, Corp
(A Development Stage Company)
Balance Sheets

	April 30, 2012	April 30, 2011

ASSETS
CURRENT ASSETS:
Cash	$49,689	$12,395
Prepaid expenses	-	7,189
Prepaid management service - related party	60,000	-

Total Current Assets	109,689	19,584

OFFICE EQUIPMENT:
Office equipment	5,854	-
Accumulated depreciation	(192)	-

Office Equipment, net	5,662	-

Total Assets	$115,351	$19,584

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11,242	$-
Note payable- related party	150,000	-
Accrued expenses	-	575
Advances from related party	59,640	556

Total Current Liabilities	220,882	1,131

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	194,446	-

Total Liabilities	415,328	1,131

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock at $0.001 par value: 75,000,000 shares authorized,
5,370,000 and 4,970,000 shares issued and outstanding, respectively	5,370	4,970
Additional paid-in capital	443,788	28,130
Deficit accumulated during the development stage	(749,135)	(14,647)

Total Stockholders' Equity (Deficit)	(299,977)	18,453

Total Liabilities and Stockholders' Equity (Deficit)	$115,351	$19,584

See accompanying notes to the financial statements.

Loton, Corp
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	December 28, 2009
	Ended	Ended	(inception) through
	April 30, 2012	April 30, 2011	April 30, 2012

Net Revenues Earned during the Development Stage	$-	$14,866	$14,866

Operating Expenses
Consulting fees	86,820	-	86,820
Management services - related party	420,504	-	420,504
Professional fees	106,067	18,041	124,108
Salaries - former officer	7,117	-	7,117
Travel expense	102,873	-	102,873
General and administrative expenses	11,107	11,264	22,579

Total operating expenses	734,488	29,305	764,001

Loss from Operations	(734,488)	(14,439)	(749,135)

Loss before Income Tax Provision	(734,488)	(14,439)	(749,135)

Income Tax Provision	-	-	-

Net Loss	$(734,488)	$(14,439)	$(749,135)

Net Loss Per Common Share:
- basic and diluted	$(0.14)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	5,140,075	4,201,781

 See accompanying notes to the financial statements.

Loton, Corp
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from December 28, 2009 (inception) through April 30, 2012

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated During the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, December 28, 2009	-	$-	$-	$-	$-

Issuance of common shares for cash at $0.001 per share	4,000,000	4,000			4,000

Net loss				(208)	(208)

Balance, April 30, 2010	4,000,000	4,000	-	(208)	3,792

Issuance of common shares for cash at $0.03 per share	970,000	970	28,130		29,100

Net loss				(14,439)	(14,439)

Balance, April 30, 2011	4,970,000	4,970	28,130	(14,647)	18,453

Issuance of warrants to Trinad Management, LLC for future services			82,575		82,575

Issuance of warrants to Trinad Management, LLC for future services			(82,575)		(82,575)

Amortization of warrants issued to related party for services received			16,058		16,058

Issuance of common shares for cash at $1.00 per share	400,000	400	399,600		400,000

Net loss				(734,488)	(734,488)

Balance, April 30, 2012	5,370,000	$5,370	$443,788	$(749,135)	$(299,977)

See accompanying notes to the financial statements.

Loton, Corp
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Fiscal	For the Fiscal	December 28, 2009
	Year Ended	Year Ended	(inception) through
	April 30, 2012	April 30, 2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(734,488)	$(14,439)	$(749,135)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	192	-	192
Equity based compensation	16,058	-	16,058
Changes in operating assets and liabilities:
Prepaid expenses	7,189	(7,189)	-
Prepaid management services - related party	(60,000)	-	(60,000)
Accounts payable	11,242	-	11,242
Accrued expenses	(575)	575	-
Accrued stockholder services	194,446	-	194,446

NET CASH USED IN OPERATING ACTIVITIES	(565,936)	(21,053)	(587,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office equipment	(5,854)	-	(5,854)

NET CASH USED IN INVESTING ACTIVITIES	(5,854)	-	(5,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	59,084	357	59,640
Proceeds from notes payable		-	-
Proceeds from note payable - related party	150,000	-	150,000
Common stock to be issued		-	-
Sale of common stock	400,000	29,100	433,100
Contribution to capital		-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	609,084	29,457	642,740

NET CHANGE IN CASH	37,294	8,404	49,689

Cash at beginning of period	12,395	3,991	-

Cash at end of period	$49,689	$12,395	$49,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

 See accompanying notes to the financial statements.

Loton, Corp

(A Development Stage Company)

April 30, 2012 and 2011

Notes to the Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

It is not, however, practical to determine the fair value of advances from stockholders and management services from stockholder, if any, due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved b)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments will be used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of the Company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9,an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended April 30, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the fiscal years ended April 30, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the fiscal year ended April 30, 2012	For the fiscal year ended April 30, 2011

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	-

Sub-total – Warrants	1,125,000	-

Total potentially outstanding dilutive common shares	1,125,000	-

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at April 30, 2012 and a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advances from stockholders at April 30, 2012 and 2011 consisted of the following:

	April 30, 2012	April 30, 2011

Advances from related party	$59,640	$556	*

	$59,640	$556

* On September 9, 2011 as part of the change in control the advances from the former majority stockholder and officer were repaid.

Note payable from related party

On April 2, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000 with interest at 6% per annum with principle due on April 1, 2013.

Management Services from a Related Party

On September 23, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad LLC”).  Pursuant to the Management Agreement, Trinad LLC has agreed to provide certain management services to the Company for a period of three (3) years expiring September 22, 2014, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company.  Under the  Management Agreement the Company will compensate Trinad LLC for its services with (i) a fee equal to $2,080,000, with  $90,000 payable in advance of each  consecutive three-month calendar period during the term of the Agreement and  with $1,000,000 due at the end of the three (3) year term unless the Management Agreement  is otherwise  terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share (“Warrant”). The Company valued the warrant granted, using the Black-Scholes - pricing model with the following weighted-average assumptions:

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

The management services from the related party for the fiscal year ended April 30, 2012 and 2011 were as follows:

	April 30, 2012	April 30, 2011

(i) (a) Management services billed or accrued on a quarterly basis	$210,000	$-

(i) (b) Long-term management services due at the end of the term accrued	194,446	-

(ii) Amortization of the fair value of the warrant issued	16,058	-

	$420,504	$-

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

During the fiscal year ended April 30, 2012, the Company issued 400,000 shares of its common stock to an unrelated third party at $1.00 per share, or $400,000 in cash.

Warrants

(i) Warrants Issued in September 2011

On September 23, 2011, pursuant to the Management Agreement, the Company issued Trinad LLC a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring five (5) years from the date of issuance.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities through April 30, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, April 30, 2011	-	$-	$-	$-	$-

Granted	1,125,000	$0.15	$0.15	$82,575	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, April 30, 2012	1,125,000	$0.15	$0.15	$82,575	-

Earned and exercisable, April 30, 2012	218,750	$0.15	$0.15	$16,058	-

Unvested, April 30, 2012	906,250	$0.15	$0.15	$66,517	-

The following table summarizes information concerning outstanding and exercisable warrants as of April 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	4.40	$0.15	1,125,000	4.40	$0.15

$0.15	1,125,000	4.40	$0.15	1,125,000	4.40	$0.15

Note 6 – Income Taxes

Deferred Tax Assets

At April 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $739,258 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $251,348, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $251,348.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $246,368 and $4,980 for the fiscal year ended April 30, 2012 and 2011, respectively.

Components of deferred tax assets at April 30, 2012 and 2011 are as follows:

	April 30, 2012	April 30, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$251,348	4,980
Less valuation allowance	(251,34814)	(4,980)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended April 30, 2012	For the Fiscal Year Ended April 30, 2011

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On June 21, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the principal amount of $150,000 with interest at 6% per annum with principle due on June 20, 2013.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2012, our disclosure controls and procedures were effective for the period ended April 30, 2012, subject to the two material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of April 30, 2012. We had neither the resources, nor the personnel, to provide an adequate control environment. The following two material weaknesses in our internal control over financial reporting existed at April 30, 2012:

(i)       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the fiscal year ended April 30, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal year of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Robert S. Ellin	47	Chief Executive Officer, Chief Financial Officer & Director

Jay Krigsman	47	Director

Andrew M. Schleimer	35	Director

Robert S. Ellin has served as our Chief Executive Officer and as a director since September 9, 2011. He also served as our Chief Financial Officer since April 26, 2012. Mr. Ellin has more than twenty years of investment and turnaround experience. He is Managing Director and Portfolio Manager of Trinad Capital Master Fund, Ltd. Trinad Master Fund is our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently is a member of the board of directors of Mandalay Digital Group, Inc. and has served as Co-Chairman of the company since February 2005. He has also served on the Board of Governors at Cedars-Sinai Hospital in Los Angeles, California. Prior to joining Trinad Capital Master Fund, Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into THQ, Inc, Grand Toys, Forward Industries, Inc. (FORD), Majesco Entertainment and iWon.com. Mr. Ellin also completed a leveraged buyout of S&S Industries, Inc. where he served as President from 1996 to 1998. The company was the largest manufacturer in the world of underwires which had strong partnerships with leading companies including Bally’s, Maidenform, and Sara Lee. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was Manager of Retail Operations at Lombard Securities. Mr. Ellin received his Bachelor of Arts degree from Pace University

Jay Krigsman has served as our director since April 26, 2012. Mr. Krigsman has been the Executive Vice President and Asset Manager of The Krausz Companies since 1992, where he oversees the company’s property management team and is responsible for developing and implementing strategic leasing programs. Prior to joining The Krausz Companies, Mr. Krigsman had the senior leasing responsibilities for Birtcher Development Co. Mr. Krigsman holds a Certified Commercial Investment Member designation, a Sr. Certified Leasing Specialist designation from the International Council of Shopping Centers and holds a California Real Estate Broker’s License. Mr. Krigsman is currently a director of Lateral Media Inc. Mr. Krigsman received a B.A. in Business Administration from the University of Maryland.

Andrew M. Schleimer has been a director since April 26, 2012. Mr. Schleimer has been Executive Vice President of Strategic Development of Dick Clark Productions since September 2010. Mr. Schleimer is also an investment banker specializing in mergers and acquisitions. He joined in January 2006 Six Flags from UBS Investment Bank, where he served as a Vice President of Mergers & Acquisition Department. At UBS, he advised on over $150 billion of transactions in the media, entertainment, technology, telecom and consumer products sectors. Mr. Schleimer served as an Executive Vice President of Strategic Development & In-Park services of Six Flags Inc., (also known as Six Flags Entertainment Corp.). He was responsible for strategic planning and new business development, including domestic and international theme park development, non-traditional brand extensions, and all in-bound and out-bound brand licensing. He was also responsible for full P&L responsibility for Six Flags In-Park Services. He has been a Member of Advisory Board at Mandalay Digital Group, since November 2011. Mr. Schleimer attended Cornell University's School of Hotel Administration where he focused on food and beverage management and real estate finance.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire Board of Directors handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our Board of Directors and who would be willing to act as an audit committee financial expert.

Nominating Committee

The Board of Directors has not established a nominating committee due to our early stage of development. Our entire Board of Directors currently operates as our nominating committee. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, and its status as a shell company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, and the Board of Directors does not currently have a Chairman.

Our Board of Directors is primarily responsible for overseeing our risk management processes.

Item 11. Executive Compensation

No officer or director of the Company receives any compensation for the services they render to the Company, has received compensation in the past, and is accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with any of our officers. Our executive officers may receive a salary or other compensation for services that they provide to the Company in the future, but there are not any current understandings or agreements regarding compensation our management will receive after a business combination. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial stock ownership as of July 31, 2012 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director and executive officer of the Company, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name of beneficial owner	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

Trinad Capital Master Fund, Ltd.	4,000,000	61.59%

Trinad Management, LLC (2)(3)	5,125,000	78.90%

Robert S. Ellin (2)(3)(4)	5,125,000	78.90%

Jay Krigsman	236,784	3.65%

Andrew M. Schleimer	-	-

All officers and directors As a group (3 persons)(2)(3)	5,361,784	82.52%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of July 31, 2012 and in accordance with SEC rules are deemed to be issued and outstanding and have been outstanding in calculating the percentage ownership of those individuals. Except as noted in the preceding sentence, all percentages for common stock are calculated based upon a total of 5,370,000 shares outstanding as of July 31, 2012.

(2)	Trinad Management, LLC is the investment manager of Trinad Capital Master Fund and exercises voting and disposition power over the shares of Trinad Capital Master Fund. Robert Ellin is the managing member of Trinad Management and as such may be deemed to control Trinad Capital Master Fund and Trinad Management. Accordingly, securities owned by these entities may be regarded as being beneficially owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership in the shares held by Trinad Management and Trinad Capital Master Fund. The address for Trinad Management and Trinad Capital Master Fund is 4751 Wilshire Blvd., 3rd Floor, Los Angeles, CA 90010.

(3)	Shares beneficially owned include 1,125,000 shares that are issuable upon exercise of a 10 year warrant issued to Trinad Management in connection with the Management Agreement. The warrant may be exercised in whole or in part at exercise price of $0.15 per share. See “Item 1 - Business - Management Agreement.”

(4)	Does not include 231,648 shares held in family trusts of which Mr. Ellin and does not exercise voting dispositive power.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The Company has been provided office space by its principal stockholder at no cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

Management Agreement

On September 23, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management. Pursuant to the Management Agreement, Trinad Management has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years.

On April 2, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Master Fund. The note matures on April 1, 2013, and is subject to interest at an annual rate of 6%.

On June 21, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Master Fund. The note matures on June 20, 2013, and is subject to interest at an annual rate of 6%.

Item 14. Principal Accounting Fees and Services

Audit Fees

During fiscal year ended April 30, 2011, we incurred approximately $7,000 in fees to De Joya Griffith & Company, LLC our prior principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended April 30, 2010 and for the reviews of our financial statements for the quarters ended July 31, 2010, October 31, 2010 and January 31, 2011. The aggregate fees billed for professional services rendered by Li & Company, PC, our current independent registered public accounting firm for the audit of our annual financial statements for the year ended April 30, 2012 were $11,000.

Audit-Related Fees

During the fiscal years ended April 30, 2012 and 2011, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the year ended April 30, 2012 was $0.

All Other Fees

During the for the years ended April 30, 2012 and 2011, there were no fees billed for products and services provided by our principal accountants other than those set forth above.

Audit Committee Approval

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report are as follows:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

None required.

(3)	Exhibits:

The exhibit list required by this item is incorporated by reference to the Exhibit Index included in this Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTON, CORP

Date: August 14, 2012	By:	/s/Robert S. Ellin
Robert S. Ellin
Chief Operating Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer,	August 14, 2012
Robert S. Ellin	(Principal Executive Officer and
Principal Financial Officer and Director)

/s/ Jay Krigsman	Director	August 14, 2012
Jay Krigsman

/s/ Andrew M. Schleimer	Director	August 14, 2012
Andrew M. Schleimer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).

10.1	Management Agreement between Loton, Corp and Trinad Management, LLC, dated September 23, 2011 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with SEC on September 28, 2011, and incorporated herein by reference).

10.2	Form of Warrant, dated September 23, 2011 issued to Trinad Management, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form S-K, filed with SEC on September 28, 2011, and incorporated herein by reference).

10.3	Form of Note, dated April 2, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd.

10.4	Form of Note, dated June 21, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

