Form 10-K/A
period 2012-04-30
LOTON, CORP
filed 2012-09-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of October 30, 2011, is not determinable because not active trading market had been established as of October 30, 2011.

There were 5,370,000 shares of common stock outstanding as of August 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended April 30, 2012, as filed with the Securities and Exchange Commission on August 15, 2012, is to furnish Exhibits 101 to the Form 10-K as required by Rule 405 of Regulation S-T.

No changes have been made to the Annual Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

2

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).

10.1	Management Agreement between Loton, Corp and Trinad Management, LLC, dated September 23, 2011 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with SEC on September 28, 2011, and incorporated herein by reference).

10.2	Form of Warrant, dated September 23, 2011 issued to Trinad Management, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form S-K, filed with SEC on September 28, 2011, and incorporated herein by reference).

10.3	Form of Note, dated April 2, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd. (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on August 15, 2012 and incorporated herein by reference)

10.4	Form of Note, dated June 21, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd. (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on August 15, 2012 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.**

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.**

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	XBRL Instance Document***
101.SCH*	XBRL Taxonomy Extension Schema Document***
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document***

_________________
*	Filed/furnished herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTON, CORP

Date: September 14, 2012	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Operating Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer,	September 14, 2012
Robert S. Ellin	(Principal Executive Officer and
Principal Financial Officer and Director)

/s/ Jay Krigsman	Director	September 14, 2012
Jay Krigsman

/s/ Andrew M. Schleimer	Director	September 14, 2012
Andrew M. Schleimer

4