Form 10-Q
period 2012-07-31
LOTON, CORP
filed 2012-09-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 5,370,000 shares of common stock, par value $0.001 per share, as of September 10, 2012.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

2

PART 1. – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Loton, Corp.

(A Development Stage Company)

July 31, 2012 and 2011

Loton, Corp

(A Development Stage Company)

Balance Sheets

	July 31, 2012	April 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,514	$49,689
Prepaid management service - related party	60,000	60,000

Total Current Assets	66,514	109,689

OFFICE EQUIPMENT:
Office equipment	16,077	5,854
Accumulated depreciation	(897)	(192)

Office Equipment, net	15,180	5,662

Total Assets	$81,694	$115,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,633	$11,242
Note payable - related party	300,000	150,000
Accrued expenses	3,945	-
Advances from related party	22,070	59,640

Total Current Liabilities	331,648	220,882

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	277,780	194,446

Total Liabilities	609,428	415,328

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock at $0.001 par value: 75,000,000 shares authorized, 5,370,000 shares issued and outstanding	5,370	5,370
Additional paid-in capital	450,670	443,788
Deficit accumulated during the development stage	(983,774)	(749,135)

Total Stockholders' Equity (Deficit)	(527,734)	(299,977)

Total Liabilities and Stockholders' Equity (Deficit)	$81,694	$115,351

See accompanying notes to the financial statements.

Loton, Corp

(A Development Stage Company)

Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	December 28, 2009
	Ended	Ended	(inception) through
	July 31, 2012	July 31, 2011	July 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues Earned during the Development Stage	$-	$	$14,866

Operating Expenses
Consulting fees	21,600		108,420
Management services - related party	180,216		600,720
Professional fees	14,984		139,092
Salaries - former officer	-		7,117
Travel expense	12,823		115,696
General and administrative expenses	1,071	6,147	23,650

Total operating expenses	230,694	6,147	994,695

Loss from Operations	(230,694)	(6,147)	(979,829)

Other (Income) Expense
Interest expense	3,945		3,945

Other (income) expense, net	3,945		3,945

Loss before Income Tax Provision	(234,639)	(6,147)	(983,774)

Income Tax Provision	-	-	-

Net Loss	$(234,639)	$(6,147)	$(983,774)

Net Loss Per Common Share:
- basic and diluted	$(0.04)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	5,370,000	4,970,000

See accompanying notes to the financial statements.

Loton, Corp

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the Period from December 28, 2009 (inception) through July 31, 2012

(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, December 28, 2009	-	$-	$-	$-	$-

Issuance of common shares for cash at $0.001 per share	4,000,000	4,000			4,000

Net loss				(208)	(208)

Balance, April 30, 2010	4,000,000	4,000	-	(208)	3,792

Issuance of common shares for cash at $0.03 per share	970,000	970	28,130		29,100

Net loss				(14,439)	(14,439)

Balance, April 30, 2011	4,970,000	4,970	28,130	(14,647)	18,453

Issuance of warrants to Trinad Management, LLC for future services			82,575		82,575

Issuance of warrants to Trinad Management, LLC for future services			(82,575)		(82,575)

Amortization of warrants issued to related party for services received			16,058		16,058

Issuance of common shares for cash at $1.00 per share	400,000	400	399,600		400,000

Net loss				(734,488)	(734,488)

Balance, April 30, 2012	5,370,000	5,370	443,788	(749,135)	(299,977)

Amortization of warrants issued to related party for services received			6,882		6,882

Net loss				(234,639)	(234,639)

Balance, July 31, 2012	5,370,000	$5,370	$450,670	$(983,774)	$(527,734)

See accompanying notes to the financial statements.

Loton, Corp

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	December 28, 2009
	Ended	Ended	(inception) through
	July 31, 2012	July 31, 2011	July 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,639)	$(6,147)	$(983,774)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	705	-	897
Equity based compensation	6,882	-	22,940
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000	-
Prepaid management services - related party	-	-	(60,000)
Accounts payable	(5,609)	(575)	5,633
Accrued expenses	3,945	-	3,945
Accrued stockholder services	83,334	-	277,780

NET CASH USED IN OPERATING ACTIVITIES	(145,382)	(4,722)	(732,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office equipment	(10,223)	-	(16,077)

NET CASH USED IN INVESTING ACTIVITIES	(10,223)	-	(16,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) related party	(37,570)		22,070
Proceeds from note payable - related party	150,000		300,000
Sale of common stock	-		433,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	112,430	-	755,170

NET CHANGE IN CASH	(43,175)	(4,722)	6,514

Cash at beginning of period	49,689	12,395	-

Cash at end of period	$6,514	$7,673	$6,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Loton, Corp

(A Development Stage Company)

July 31, 2012 and 2011

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended April 30, 2012 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on August 14, 2012.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful life of office equipment; underlying assumptions to estimate the fair value of warrants and options; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal Year End

The Company elected April 30 as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Office Equipment

Office equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Department of the Treasury’s daily treasury yield curve rates in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments will be used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of the Company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Department of the Treasury’s daily treasury yield curve rates in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended July 31, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive
	Common Shares

	For the interim	For the interim
	period ended	period ended
	July 31, 2012	July 31, 2011

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	-

Sub-total – Warrants	1,125,000	-

Total potentially outstanding dilutive common shares	1,125,000	-

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at July 31, 2012 and a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful
	Life (Years)	July 31, 2012	April 30, 2012

Office equipment	5	$16,077	$5,854

		16,077	5,854

Less accumulated depreciation		(897)	(192)

		$15,180	$5,662

Depreciation Expense

Depreciation expense for the interim period ended July 31, 2012 and 2011 was $705 and $0, respectively.

Note 5 – Related Party Transactions

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

Advances from stockholders at July 31, 2012 and April 30, 2012 consisted of the following:

	July 31, 2012	April 30, 2012

Advances from related party	$22,070	$59,640

	$22,070	$59,640

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

As of July 31, 2012, the Company recorded accrued interest on the notes of $3,945.

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

The management services from the related party were as follows:

	For the Interim	For the Interim
	Period Ended	Period Ended
	July 31, 2012	July 31, 2011

(i) (a) Management services billed or accrued on a quarterly basis	$90,000	$-

(i) (b) Long-term management services due at the end of the term accrued	83,334	-

(ii) Amortization of the fair value of the warrant issued	6,882	-

	$180,216	$-

Note 6 – Stockholders’ Equity (Deficit)

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

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities through July 31, 2012:

	Number of	Exercise Price Range	Weighted Average	Fair Value at Date	Aggregate Intrinsic
	Warrant Shares	Per Share	Exercise Price	of Issuance	Value

Balance, April 30, 2012	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	$-	$-	$-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, July 31, 2012	1,125,000	$0.15	$0.15	$82,575	-

Earned and exercisable, July 31, 2012	312,500	$0.15	$0.15	$22,940	-

Unvested, July 31, 2012	812,500	$0.15	$0.15	$59,635	-

The following table summarizes information concerning outstanding and exercisable warrants as of July 31, 2012:

	Warrants Outstanding			Warrants Exercisable
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual Life	Average	Number	Contractual	Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Life (in years)	Exercise Price

$0.15	1,125,000	4.15	$0.15	1,125,000	4.15	$0.15

$0.15	1,125,000	4.15	$0.15	1,125,000	4.15	$0.15

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

On September 9, 2011, Trinad Capital Master Fund, a Cayman Island exempted company, (“Trinad”), entered into a Securities Purchase Agreement with Alex Kuznetsov, a shareholder and the sole director and executive officer of the Company (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold to Trinad an aggregate of 4,000,000 shares of the Company’s common stock $.001 par value per share, representing 80% of the issued and outstanding Common Stock of the Company as of October 31, 2011 (the “Closing”). Trinad paid $311,615 for the shares. The managing member of Trinad Management, LLC, the investment manager of Trinad, is Robert S. Ellin. In accordance with the Purchase Agreement, effective upon the closing (a) Alex Kuznetsov resigned as the Company’s Chief Executive Officer, President and sole director, (b) Robert S. Ellin was appointed as the sole director of the Board to serve until the next annual stockholders meeting and until his successor is duly elected and qualified, and (c) Robert S. Ellin was appointed President, Chairman and Chief Executive Officer of the Company. Mr. Ellin became the Chief Financial Officer and Secretary on April 26, 2012. In addition, Jay Krigsman and Andrew Schleimer were appointed as directors of the Board to serve until the next annual stockholders meeting and until their successors are duly elected and qualified on April 26, 2012.

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

Liquidity and Capital Resources

As of July 31, 2012, the Company had total current assets of $ 66,514 comprising of cash and prepaid management fees in comparison with that of $109,689 comprising of cash and prepaid expenses as of April 30, 2012. The Company had total current liabilities of $331,648, mainly comprised of notes payable of $300,000 outstanding due investors, accounts payable and accrued expenses of $9,578, and an advance from our Chief Executive Officer of $22,070 as of July 31, 2012 in comparison with that of $220,882 as of April 30, 2012, mainly comprised of notes payable of $150,000 outstanding due investors, accounts payable of $11,242, and an advance from our Chief Executive Officer of $59,640 as of April 30, 2012.

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

Results of Operations

Only nominal revenue has been generated by the Company from December 28, 2009 (Inception) through July 31, 2012. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2012, the Company had a net loss of $234,639, consisting primarily of professional fees of $36,584, including consulting fees and professional fees, management fees of $180,216, travel expenses of $12,823 and general administrative expenses and consulting fees of $1,071.

For the three months ended July 31, 2011, the Company had no revenues and general and administrative expenses of $6,147 comprised professional fees and general and administrative expenses incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters.

For the period from December 28, 2009 (Inception) through July 31, 2012, the Company had a deficit accumulated during the development stage of $983,774, comprised professional fees, including of consulting fees, professional fees and general and administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, and the filing of the Company’s periodic reports, consulting fees, and management services fees.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of recurring losses that are likely to continue in the future. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing almost all of their investment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2012, our disclosure controls and procedures were not effective for the period ended July 31, 2012 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on July 31, 2012:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended July 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

None.

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

LOTON, CORP

Date: September 14, 2012	By:	/s/ Robert Ellin
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

