Form 10-Q/A
period 2012-07-31
LOTON, CORP
filed 2012-09-28
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO _______________________

Commission File Number: 333-167219

LOTON, CORP

(Exact name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0657263 (I.R.S. Employer Identification Number)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, as filed with the Securities and Exchange Commission on September 14, 2012, is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

No changes have been made to the Quarterly Report on Form 10-Q other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

2

Part IV

Item 6. Exhibits

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

LOTON, CORP

Date: September 28, 2012	By:	/s/Robert S. Ellin
Robert S. Ellin
Chief Operating Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer,	September 28, 2012
Robert S. Ellin	(Principal Executive Officer and
Principal Financial Officer and Director)

/s/ Jay Krigsman	Director	September 28, 2012
Jay Krigsman

/s/ Andrew M. Schleimer	Director	September 28, 2012
Andrew M. Schleimer

4