Form 10-Q
period 2012-10-31
LOTON, CORP
filed 2012-12-12
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 5,845,000 shares of common stock, par value $0.001 per share, as of December 3, 2012.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

2

PART 1. – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Loton, Corp.

October 31, 2012 and 2011

Loton, Corp

Balance Sheets

	October 31, 2012	April 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$142,063	$49,689
Prepaid management service - related party	60,000	60,000

Total Current Assets	202,063	109,689

OFFICE EQUIPMENT:
Office equipment	16,077	5,854
Accumulated depreciation	(1,704)	(192)

Office Equipment, net	14,373	5,662

Total Assets	$216,436	$115,351

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$31,754	$11,242
Note payable - related party	300,000	150,000
Accrued expenses	8,482	-
Advances from related party	44,596	59,640

Total Current Liabilities	384,832	220,882

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	361,114	194,446

Total Liabilities	745,946	415,328

STOCKHOLDERS' DEFICIT:
Common stock at $0.001 par value: 75,000,000 shares authorized, 5,645,000 and 5,370,000 shares issued and outstanding, respectively	5,645	5,370
Additional paid-in capital	732,277	443,788
Deficit accumulated	(1,267,432)	(749,135)

Total Stockholders' Deficit	(529,510)	(299,977)

Total Liabilities and Stockholders' Deficit	$216,436	$115,351

See accompanying notes to the financial statements.

Loton, Corp
Statements of Operations

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	For the Six Months Ended October 31, 2012	For the Six Months Ended October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues Earned	$-	$	$	$-
Operating Expenses
Consulting fees	31,710	6,360	53,310	6,360
Management services - related party	180,216	60,072	360,432	60,072
Professional fees	41,255	42,051	56,239	48,198
Salaries - former officer	-	7,117	-	7,117
Travel expense	21,646	21,778	34,469	21,778
General and administrative expenses	4,294	6,407	5,365	6,407

Total operating expenses	279,121	143,785	509,815	149,932
Loss from Operations	(279,121)	(143,785)	(509,815)	(149,932)

Other (Income) Expense
Interest expense	4,537	-	8,482	-

Other (income) expense, net	4,537	-	8,482	-
Loss before Income Tax Provision	(283,658)	(143,785)	(518,297)	(149,932)

Income Tax Provision	-	-	-	-

Net Loss	$(283,658)	$(143,785)	$(518,297)	$(149,932)

Net Loss Per Common Share:
- basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.03)

Weighted average common shares outstanding:
- basic and diluted	5,427,420	4,970,000	5,398,408	4,970,000

See accompanying notes to the financial statements.

Loton, Corp

Statement of Stockholders' Equity (Deficit)

For the Interim Period Ended October 31, 2012

(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Deficit Accumulated	Stockholders' Equity (Deficit)
Balance, December 28, 2009	-	$-	$-	$-	$-

Issuance of common shares for cash at $0.001 per share	4,000,000	4,000			4,000

Net loss				(208)	(208)

Balance, April 30, 2010	4,000,000	4,000	-	(208)	3,792

Issuance of common shares for cash at $0.03 per share	970,000	970	28,130		29,100

Net loss				(14,439)	(14,439)

Balance, April 30, 2011	4,970,000	4,970	28,130	(14,647)	18,453

Issuance of warrants to Trinad Management, LLC for future services			82,575		82,575

Issuance of warrants to Trinad Management, LLC for future services			(82,575)		(82,575)

Amortization of warrants issued to related party for services received			16,058		16,058

Issuance of common shares for cash at $1.00 per share	400,000	400	399,600		400,000

Net loss				(734,488)	(734,488)

Balance, April 30, 2012	5,370,000	5,370	443,788	(749,135)	(299,977)

Amortization of warrants issued to related party for services received			13,764		13,764

Issuance of common shares for cash at $1.00 per share	275,000	275	274,725		275,000

Net loss				(518,297)	(518,297)

Balance, October 31, 2012	5,645,000	$5,645	$732,277	$(1,267,432)	$(529,510)

See accompanying notes to the financial statements.

Loton, Corp

Statements of Cash Flows

	For the Six Months Ended October 31, 2012	For the Six Months Ended October 31, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(518,297)	$(149,932)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,512	-
Equity based compensation	13,764	2,294
Changes in operating assets and liabilities:
Prepaid expenses	-	7,189
Prepaid management services - related party	-	(60,000)
Accounts payable	20,512	49,629
Accrued expenses	8,482	(575)
Accrued stockholder services	166,668	27,778

NET CASH USED IN OPERATING ACTIVITIES	(307,359)	(123,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office equipment	(10,223)	-

NET CASH USED IN INVESTING ACTIVITIES	(10,223)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) related party	(15,044)	(556)
Proceeds from note payable - related party	150,000	-
Sale of common stock	275,000	250,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	409,956	249,444

NET CHANGE IN CASH	92,374	125,827

Cash at beginning of period	49,689	12,395

Cash at end of period	$142,063	$138,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Loton, Corp

October 31, 2012 and 2011

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

The Company is currently inactive and is seeking a suitable candidate for a business combination.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

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

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended October 31, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the interim period ended October 31, 2012	For the interim period ended October 31, 2011

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	-

Sub-total – Warrants	1,125,000	-

Total potentially outstanding dilutive common shares	1,125,000	-

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

Recently Issued Accounting Pronouncements

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated at October 31, 2012 and a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	October 31, 2012	April 30, 2012

Office equipment	5	$16,077	$5,854

		16,077	5,854

Less accumulated depreciation		(1,704)	(192)

		$14,373	$5,662

Depreciation Expense

Depreciation expense for the interim period ended October 31, 2012 and 2011 was $1,512 and $0, respectively.

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

Advances from stockholders consisted of the following:

	October 31, 2012	April 30, 2012

Advances from related party	$44,596	$59,640

	$44,596	$59,640

Note Payable from Related Party

On April 2, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principle due on April 1, 2013.

On June 21, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principle due on June 20, 2013.

As of October 31, 2012, the Company recorded accrued interest on the notes of $8,482.

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

The management services from the related party were as follows:

	For the Interim Period Ended October 31, 2012	For the Interim Period Ended October 31, 2011

(i) (a) Management services billed or accrued on a quarterly basis	$180,000	$30,000

(i) (b) Long-term management services due at the end of the term accrued	166,668	27,778

(ii) Amortization of the fair value of the warrant issued	13,764	2,294

	$360,432	$60,072

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

In January 2011, the Company issued 430,000 shares of its common stock to an unrelated third party at $0.03 per share, or $12,900 in cash.

In February and March, 2011, the Company issued 540,000 shares of common stock to an unrelated third party at $0.03 per share, or $16,200 in cash.

During the fiscal year ended April 30, 2012, the Company issued 400,000 shares of its common stock to an unrelated third party at $1.00 per share, or $400,000 in cash.

During the interim period ended October 31, 2012, the Company issued 275,000 shares of its common stock to an unrelated third party at $1.00 per share, or $275,000 in cash.

Warrants

(i) Warrants Issued in September 2011

On September 23, 2011, pursuant to the Management Agreement, the Company issued Trinad LLC a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring five (5) years from the date of issuance.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, April 30, 2012	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	$-	$-	$-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, October 31, 2012	1,125,000	$0.15	$0.15	$82,575	-

Earned and exercisable, October 31, 2012	406,250	$0.15	$0.15	$29,822	-

Unvested, October 31, 2012	718,750	$0.15	$0.15	$52,753	-

The following table summarizes information concerning outstanding and exercisable warrants as of October 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	3.90	$0.15	1,125,000	3.90	$0.15

$0.15	1,125,000	3.90	$0.15	1,125,000	3.90	$0.15

Note 7 – Subsequent Events

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

On November 15, 2012, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 100,000 shares of common stock for an aggregate purchase price of $100,000. The proceeds will be used for general administrative purposes.

On November 15, 2012, the Company entered into a consulting agreement with Andrew Schleimer pursuant to which Mr. Schleimer was awarded consulting fees of $30,000 per year, paid monthly and 100,000 restricted stock units of the Company which shall fully vest on January 15, 2013. Mr. Schleimer is also a director of the Company and an employee of Trinidad Capital Management, which is a substantial stockholder in the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q (“Quarterly Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “could,” “should,” and similar expressions are intended to identify forward-looking statements.

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

Liquidity and Capital Resources

As of October 31, 2012, the Company had total current assets of $202,063 comprising of cash and prepaid management fees in comparison with that of $109,689 comprising of cash and prepaid expenses as of April 30, 2012. The Company had total current liabilities of $384,832, mainly comprised of notes payable of $300,000 outstanding due investors, accounts payable of $31,754 and accrued expenses of $8,482, and an advance from our Chief Executive Officer of $44,596 as of October 31, 2012 in comparison with current liabilities of $220,882 as of April 30, 2012, mainly comprised of notes payable of $150,000 outstanding due investors, accounts payable of $11,242, and an advance from our Chief Executive Officer of $59,640 as of April 30, 2012.

On November 8, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 250,000 shares of common stock for an aggregate purchase price of $250,000. The proceeds are used for general administrative purposes.

On December 27, 2011, the Company entered into a second securities purchase agreement with the same investor pursuant to which the Company issued the investor 150,000 shares of common stock for an aggregate purchase price of $150,000. The proceeds are for general administrative purposes.

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

On September 11 and September 20, 2012, the Company entered into two separate securities purchase agreements with two accredited investors, pursuant to which the Company agreed to issue an aggregate of 275,000 shares of its common stock for an aggregate purchase price of $275,000.

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

Results of Operations

Only nominal revenue has been generated by the Company from December 28, 2009 (Inception) through October 31, 2012. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the three months ended October 31, 2012, the Company had a net loss of $283,658, including consulting fees and professional fees, management fees of $253,181, travel expenses of $21,646 and general administrative expenses and consulting fees of $4,294.

For the three months ended October 31, 2011, the Company had a net loss of $143,785, including consulting fees and professional fees, management fees and salaries of $115,600, travel expenses of $21,778 and general administrative expenses and consulting fees of $6,407.

For the period from December 28, 2009 (Inception) through October 31, 2012, the Company had a deficit accumulated of $1,267,432, comprised professional fees, including of consulting fees, professional fees and general and administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, and the filing of the Company’s periodic reports, consulting fees, and management services fees.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2012, our disclosure controls and procedures were not effective for the period ended October 31, 2012 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on October 31, 2012:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended October 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Reserved)

Item 5 – Other Information

On November 15, 2012, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 100,000 shares of common stock for an aggregate purchase price of $100,000. The proceeds will be used for general administrative purposes.

On November 15, 2012, the Company entered into a consulting agreement with Andrew Schleimer pursuant to which Mr. Schleimer was awarded consulting fees of $30,000 per year, paid monthly and 100,000 restricted stock units of the Company which shall fully vest on January 15, 2013. Mr. Schleimer is also a director of the Company and an employee of Trinad Capital Management, which is a substantial stockholder in the Company.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement, dated September 11 and September 20, 2012, between the Company and certain investors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: December 12, 2012	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)

