Form 10-Q
period 2013-01-31
LOTON, CORP
filed 2013-03-18
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

4751 Wilshire Blvd., 3 rd Floor

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 6,755,000 shares of common stock, par value $0.001 per share, as of March 12, 2013.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

2

PART 1. – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Loton, Corp.

January 31, 2013 and 2012

Loton, Corp

Balance Sheets

	January 31, 2013	April 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$200,500	$49,689
Prepaid Expenses	5,691	-
Prepaid management service - related party	60,000	60,000

Total Current Assets	266,191	109,689

OFFICE EQUIPMENT:
Office equipment	17,278	5,854
Accumulated depreciation	(2,569)	(192)

Office Equipment, net	14,709	5,662

Total Assets	$280,900	$115,351

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$35,902	$11,242
Note payable - related party	300,000	150,000
Accrued expenses	13,019	-
Advances from related party	15,021	59,640

Total Current Liabilities	363,942	220,882

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	444,448	194,446

Total Liabilities	808,390	415,328

STOCKHOLDERS' DEFICIT:
Common stock at $0.001 par value: 75,000,000 shares authorized, 6,145,000 and 5,370,000 shares issued and outstanding, respectively	6,145	5,370
Additional paid-in capital	1,208,659	443,788
Deficit accumulated	(1,742,294)	(749,135)

Total Stockholders' Deficit	(527,490)	(299,977)

Total Liabilities and Stockholders' Deficit	$280,900	$115,351

See accompanying notes to the financial statements.

Loton, Corp
Statements of Operations

	For the Three Months Ended January 31, 2013	For the Three Months Ended January 31, 2012	For the Nine Months Ended January 31, 2013	For the Nine Months Ended January 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues Earned	$-	$	$	$-
Operating Expenses
Consulting fees	242,180	38,070	295,490	44,430
Management services - related party	180,216	180,216	540,648	240,288
Professional fees	6,387	34,700	62,626	82,898
Salaries - former officer	-	-	-	7,117
Travel expense	41,963	31,280	76,432	53,058
General and administrative expenses	(421)	1,525	4,944	7,932

Total operating expenses	470,325	285,791	980,140	435,723
Loss from Operations	(470,325)	(285,791)	(980,140)	(435,723)

Other (Income) Expense
Interest expense	4,537	-	13,019	-

Other (income) expense, net	4,537	-	13,019	-
Loss before Income Tax Provision	(474,862)	(285,791)	(993,159)	(435,723)

Income Tax Provision	-	-	-	-

Net Loss	$(474,862)	$(285,791)	$(993,159)	$(435,723)

Net Loss Per Common Share: - basic and diluted	$(0.08)	$(0.06)	$(0.18)	$(0.09)

Weighted average common shares outstanding: - basic and diluted	5,841,720	5,112,655	5,545,445	5,065,095

See accompanying notes to the financial statements.

Loton, Corp

Statement of Stockholders' Equity (Deficit)

For the Interim Period Ended January 31, 2012

(Unaudited)

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, April 30, 2011	4,970,000	$4,970	$28,130	$(14,647)	$18,453

Issuance of warrants to Trinad Management, LLC for future services			82,575		82,575

Issuance of warrants to Trinad Management, LLC for future services			(82,575)		(82,575)

Amortization of warrants issued to related party for services received			16,058		16,058

Issuance of common shares for cash at $1.00 per share	400,000	400	399,600		400,000

Net loss				(734,488)	(734,488)

Balance, April 30, 2012	5,370,000	5,370	443,788	(749,135)	(299,977)

Amortization of warrants issued to related party for services received			20,646		20,646

Issuance of common shares for cash at $1.00 per share	375,000	375	374,625		375,000

Issuance of common shares for cash at $1.00 per share	200,000	200	199,800		200,000

Issuance of stock option to purchase 250,000 common shares to a Director for services on January 29, 2013			170,000		170,000

Restricted common shares granted to Directors for future services valued at $0.35 per share on January 29, 2013	200,000	200	69,800		70,000

Restricted common shares granted to Directors for future services valued at $0.34 per share on January 29, 2013		-	(70,000)		(70,000)

Net loss				(993,159)	(993,159)

Balance, January 31, 2013	6,145,000	$6,145	$1,208,659	$(1,742,294)	$(527,490)

See accompanying notes to the financial statements.

Loton, Corp

Statements of Cash Flows

	For the Nine Months Ended January 31, 2013	For the Nine Months Ended January 31, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(993,159)	$(435,723)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,377	-
Equity based compensation	190,646	9,176
Changes in operating assets and liabilities:
Prepaid expenses	(5,691)	7,189
Prepaid management services - related party	-	(60,000)
Accounts payable	24,660	20,810
Accrued expenses	13,019	(575)
Accrued stockholder services	250,002	111,112

NET CASH USED IN OPERATING ACTIVITIES	(518,146)	(348,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office equipment	(11,424)	-

NET CASH USED IN INVESTING ACTIVITIES	(11,424)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) related party	(44,619)	2,307
Proceeds from note payable - related party	150,000	-
Sale of common stock	575,000	400,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	680,381	402,307

NET CHANGE IN CASH	150,811	54,296

Cash at beginning of period	49,689	12,395

Cash at end of period	$200,500	$66,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Loton, Corp

January 31, 2013 and 2012

Notes to the Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Loton Corp

Loton, Corp (the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009. The Company intended to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers, home renovators, home owners and various sectors which have need of 3D visualization in North America.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Department of the Treasury’s daily treasury yield curve rates in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments will be used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of the Company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Department of the Treasury’s daily treasury yield curve rates in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended January 31, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the interim period ended January 31, 2013	For the interim period ended January 31, 2012

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	-

On January 29, 2013, an option to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.75 per shares expiring seven (7) years from date of issuance was issued to a director as compensation	250,000

Sub-total – Warrants and Options	1,375,000	-

Total potentially outstanding dilutive common shares	1,375,000	-

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at January 31, 2013 and a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is seeking a suitable candidate for a business combination, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to find a suitable candidate and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	January 31, 2013	April 30, 2012

Office equipment	5	$17,278	$5,854

		17,278	5,854

Less accumulated depreciation		(2,569)	(192)

		$14,709	$5,662

Depreciation Expense

Depreciation expense for the interim period ended January 31, 2013 and 2012 was $2,377 and $0, respectively.

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

Advances from stockholders consisted of the following:

	January 31, 2013	April 30, 2012
Advances from related party	$15,021	$59,640
	$15,021	$59,640

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

As of January 31, 2013, the Company recorded accrued interest on the notes of $13,019.

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

The management services from the related party were as follows:

	For the Interim Period Ended January 31, 2013	For the Interim Period Ended January 31, 2012
(i) (a) Management services billed or accrued on a quarterly basis	$270,000	$120,000

(i) (b) Long-term management services due at the end of the term accrued	250,002	111,112

(ii) Amortization of the fair value of the warrant issued	20,646	9,176
	$540,648	$240,288

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

In September 2012, the Company issued 275,000 shares of its common stock to unrelated third parties at $1.00 per share, or $275,000 in cash.

On November 15, 2012, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 100,000 shares of common stock for an aggregate purchase price of $100,000.

On December 13, 2012, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 200,000 shares of common stock for an aggregate purchase price of $200,000.

Issuance of Common Stock for Obtaining Employee Services

Authorization of Stock Grants to Directors

On January 29, 2013, the Company granted Mr. Schleimer and Mr. Krigsman 100,000 shares of the Company’s restricted common stock each or 200,000 shares in aggregate in conjunction with their appointment to the Company's board of directors. These restricted shares will be vested in one year, with a two year lock-up period after vesting. These restricted shares were valued at $0.35 per share or $70,000 on the date of grant and are amortized over the vesting period, or $17,500 per quarter.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

On January 29, 2013, the Company entered into an Advisory Board Agreement (“Advisory Agreement”) with 4 individuals. Pursuant to the Advisory Agreement, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one year in exchange for 100,000 shares each or total of 400,000 shares of restricted common stock of the Company. The restricted shares will be vested after two years, with a two year lock-up period after vesting. These restricted shares were valued at $0.34 per share or $136,000 on the date of grant and are amortized over the vesting period, or $17,000 per quarter.

Authorization of Stock Grants to Consultants

On January 29, 2013, the Company entered into 5 Consulting Services Agreements (“Consulting Agreements”) with 5 consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 160,000 shares of the Company’s restricted common stock to consultants for services to be performed for one year. The shares will be vested in two years, with a two year lock-up period after vesting. These restricted shares were valued at $0.34 per share or $54,400 on the date of grant and are amortized over the vesting period, or $6,800 per quarter.

Warrants

(i) Warrants Issued in September 2011

On September 23, 2011, pursuant to the Management Agreement, the Company issued Trinad LLC a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring five (5) years from the date of issuance.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, April 30, 2012	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	$-	$-	$-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, January 31, 2013	1,125,000	$0.15	$0.15	$82,575	-

Earned and exercisable, January 31, 2013	500,000	$0.15	$0.15	$36,704	-

Unvested, January 31, 2013	625,000	$0.15	$0.15	$45,871	-

The following table summarizes information concerning outstanding and exercisable warrants as of January 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	3.64	$0.15	1,125,000	3.64	$0.15

$0.15	1,125,000	3.64	$0.15	1,125,000	3.64	$0.15

Options

On January 29, 2013, the Company awarded a stock option to purchase 250,000 shares of the Company’s common stock exercisable at $0.75 per share expiring seven (7) years from the date of grant to a director in conjunction with his consulting services performed for the Company, vested upon grant.  The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 29, 2013

Expected life (year)	7.00

Expected volatility	127.55%

Risk-free interest rate	1.21%

Expected annual rate of quarterly dividends	0.00%

Expected volatility is based on historical volatility for the Company’s common stock. The Company currently has no reason to believe future volatility over the expected life of the option is likely to differ materially from its historical volatility.  The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the expected term of the share options or equity instruments.  Expected dividend yield is based on our dividend history and anticipated dividend policy.

The fair value of share options or equity instruments granted, estimated on the date of grant, using the Black-Scholes option-pricing model, was $170,000.  The Company recorded the entire amount as stock based compensation expense on the date of grant.

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

Liquidity and Capital Resources

As of January 31, 2013, the Company had total current assets of $266,191 comprising of cash, prepaid management fees and prepaid expenses in comparison with that of $109,689 comprising of cash and prepaid expenses as of April 30, 2012. The Company had total current liabilities of $363,942 mainly comprised of notes payable of $300,000 outstanding due investors, accounts payable of $35,902 and accrued expenses of $13,019, and an advance from our Chief Executive Officer of $15,021 as of January 31, 2013 in comparison with current liabilities of $220,882 as of April 30, 2012, mainly comprised of notes payable of $150,000 outstanding due investors, accounts payable of $11,242, and an advance from our Chief Executive Officer of $59,640 as of April 30, 2012.

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

On December 13, 2012, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 200,000 shares of its common stock for an aggregate purchase price of $200,000.

On February 2, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 50,000 shares of its common stock for an aggregate purchase price of $50,000.

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

Results of Operations

Only nominal revenue has been generated by the Company from December 28, 2009 (Inception) through January 31, 2013. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2013, the Company had a net loss of $474,862, including consulting fees and professional fees, management fees of $428,783, travel expenses of $41,963 and general administrative income of $421.

For the three months ended January 31, 2012, the Company had a net loss of $285,791, including consulting fees and professional fees, management fees and salaries of $252,986, travel expenses of $31,280 and general administrative expenses of $1,525.

For the period from December 28, 2009 (Inception) through January 31, 2013, the Company had a deficit accumulated of $1,742,294, comprised professional fees, including of consulting fees, professional fees and general and administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, and the filing of the Company’s periodic reports, consulting fees, and management services fees.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective for the period ended January 31, 2013 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on January 31, 2013:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended January 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Reserved)

Item 5 – Other Information

On November 1, 2012, the Company entered into a consulting agreement with Andrew Schleimer pursuant to which Mr. Schleimer was awarded consulting fees of $30,000 per year, paid monthly and 100,000 restricted stock units of the Company which shall fully vest on January 15, 2013. Mr. Schleimer is also a director of the Company and an employee of Trinad Capital Management, which is a substantial stockholder in the Company. On January 14, 2012 the parties to the consulting agreement amended Mr. Schleimer’s consulting agreement to delay the vesting of the restricted units until February 15, 2013. On February 14, 2013, the parties to the consulting agreement further amended the equity consideration paid thereunder to grant 250,000 options, exercisable at an exercise price of $0.75, which such options vested on February 14, 2013, rather than awarding any restricted stock units to Mr. Schleimer under the consulting agreement. The consulting agreement and amendments thereto are attached as Exhibits 10.1 through 10.3 of this Report.

On January 29, 2013, the Company granted Mr. Schleimer and Mr. Krigsman, each a member of the Board of Directors, 100,000 shares of the Company’s restricted common stock each or 200,000 shares in aggregate in conjunction with their appointment to the Company's board of directors. These restricted shares will be vested in one year, with a two year lock-up period after vesting. These restricted shares were valued at $0.35 per share by the independent members of the Board of Directors. The form of restricted stock agreement for these grants is attached as Exhibit 10.4 to this Report.

On January 29, 2013, the Company entered into an Advisory Board Agreement (“Advisory Agreement”) with 4 individuals. Pursuant to the Advisory Agreement, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one year in exchange for 100,000 shares each or total of 400,000 shares of restricted common stock of the Company. The restricted shares will vested after two years, with a two year lock-up period after vesting. These restricted shares were valued at $0.34 per share by the Board of Directors. The form of Advisory Agreement entered into by these individuals is attached as Exhibit 10.5 to this Report.

On January 29, 2013, the Company entered into 5 Consulting Services Agreements (“Consulting Agreements”) with 5 consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 160,000 shares of the Company’s restricted common stock to consultants for services to be performed for one year. The shares will vest in two years, with a two year lock-up period after vesting. These restricted shares were valued at $0.34 per share by the Board of Directors. The form of Consulting Agreement entered into by these individuals is attached as Exhibit 10.6 to this Report.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Consulting Agreement between the Company and Andrew Schleimer dated November 1, 2012

10.2	Amendment to Consulting Agreement between the Company and Andrew Schleimer dated January 14, 2013

10.3	Second Amendment to Consulting Agreement between the Company and Andrew Schleimer dated February 14, 2013

10.4	Form of Restricted Stock Agreement

10.5	Form of Advisory Board Agreement

10.6	Form of Consulting Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: March 18, 2013	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)

