Form 10-K
period 2013-04-30
LOTON, CORP
filed 2013-07-29
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of October 31, 2012, is not determinable because no active trading market had been established as of October 31, 2012.

There were 5,995,000 shares of common stock outstanding as of July 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LOTON, CORP

FORM 10-K

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

On September 9, 2011, Trinad Capital Master Fund, Ltd., a Cayman Island exempted company, (“Trinad Master Fund”), entered into a Securities Purchase Agreement with Alex Kuznetsov, a shareholder and the sole director and executive officer of the Company (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold to Trinad Master Fund an aggregate of 4,000,000 shares of the Company’s common stock $.001 par value per share, representing 75% of the issued and outstanding Common Stock of the Company as of October 31, 2011. Trinad Master Fund paid $311,615 for the shares. Trinad Management, LLC (“Trinad Management”) is the investment manager of Trinad Master Fund. The managing member of Trinad Management is Robert S. Ellin. In accordance with the Purchase Agreement, effective upon the closing (a) Alex Kuznetsov resigned as the Company’s Chief Executive Officer, President and sole director, (b) Robert S. Ellin was appointed as the sole director of the Board to serve until the next annual stockholders meeting and until his successor is duly elected and qualified, (c) Robert S. Ellin was appointed President, Chairman and Chief Executive Officer of the Company. Mr. Ellin also became the Chief Financial Officer on April 26, 2012. Andrew Schleimer and Jay Krigsman were also appointed to our Board in April 26, 2012 .

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. As of this date, the Company has not entered into any definitive agreement with any party, with any potential business combination candidate regarding business opportunities for the Company, with the exception of the Penzance, LLC transaction pursuant to which we hold convertible debt in the principal amount of $100,000. The debt matures on March 25, 2015 and is pre-payable by us without penalty and can be repurchased by Penzance under certain circumstances. The Company is currently seeking other acquisitions. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors

(a)          Potential for growth, indicated by new technology, anticipated market expansion or new products;

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and options and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

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

Other than one executive assistant to the Chief Executive Officer, we presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the year ended April 30, 2013 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing almost all of their investment.

Management Agreement

On September 23, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management. Pursuant to the Management Agreement, Trinad Management has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement, the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years.

Penzance Agreement

On April 2, 2013, the Company entered into a Secured Convertible Note Purchase Agreement, (the "Purchase Agreement"), dated as of March 25, 2013, as investor and collateral agent, with Penzance, LLC, d/b/a Acheven, LLC, a California limited liability company (“Penzance”). Penzance designs and develops Cost Per Click (CPC) advertising campaigns and distributes them across the web utilizing its proprietary technology platform and media buying expertise.

Pursuant to the Purchase Agreement, the Company purchased $100,000 of Secured Convertible Notes (the "Notes") out of a total $200,000 of notes being offered to investors by the Company. The Notes are secured by a Security Agreement amongst the same parties.

The principal under the Notes accrues interest at a rate of 6% per annum. The Notes mature on March 25, 2015 and are pre-payable without penalty. Noteholders are entitled to repurchase rights under the Notes if the Company undergoes a Fundamental Change, as such term is defined in the Notes.

The Company has the right to convert all or part of the accrued and unpaid principal due under the Notes into membership interests of the Company comprising up to 31.67% of the fully diluted membership interests of the Company at the time of conversion. The Company has determined the receivables attributable to this investment to be impaired because, based on current information and events, it is probable that it will be unable to collect all amounts of the investment.

Recent Financing

On June 21, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Master Fund. The note originally matured on June 20, 2013, but the maturity date was extended to November 1, 2013 by the parties. The note is subject to interest at an annual rate of 6%. The Company used the proceeds from the note issuance for general administrative expenses.

On September 11 and September 20, 2012, the Company entered into two separate Stock Purchase Agreements, dated as of September 11 and September 20, 2012, respectively, with two accredited investors, pursuant to which the Company agreed to issue an aggregate of 275,000 shares of its common stock for an aggregate purchase price of $275,000.

On November 15, 2012, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company issued the investor 100,000 shares of common stock for an aggregate purchase of $100,000. The proceeds were used for general administrative purposes.

On December 13, 2012, the Company entered into a Stock Purchase Agreement, dated as of December 13, 2012, with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 200,000 shares of its common stock for an aggregate purchase price of $200,000.

On February 2, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 50,000 shares of its common stock for an aggregate purchase price of $50,000.

We entered into a series of promissory notes dated May 13, May 23, June 17 and July 3, 2013 with Trinad Capital Master Fund, Ltd. to borrow a total of $190,000 from Trinad. The notes mature on the first anniversary of the date that they were entered into.

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

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. The common stock is eligible for trading on the Over-the-Counter Bulletin Board under the symbol “LTNR,” but a trading market has not developed to date. As of April 30, 2013, there were approximately 25 holders of record of the common stock.

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

Recent Sales of Unregistered Securities

Between April 30, 2012 and July 25, 2013, the Company entered into various financing transactions as discussed under “Item 1 – Business – Recent Financing” which discussion is incorporated herein by reference. Each of the transactions and related issuance of securities was pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D of the 1933 Act. No commissions were paid to any person in connection with these transactions.

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

Liquidity and Capital Resources

As of April 30, 2013, the Company had assets equal to $70,381, comprised of cash of $1,956, prepaid expenses of $3,939, prepaid management services fee to related party of $60,000, and net office equipment of $4,486. This compares with assets of $115,351, comprised of cash of $49,689 and prepaid management services fee expenses of $60,000 and net office equipment of $5,662 as of April 30, 2012. The Company had current liabilities of $424,607 mainly comprised of short term notes of $300,000 outstanding to investors and an advance from our Chief Executive Officer of $35,123 as of April 30, 2013. This compares with liabilities of $220,882, mainly comprised of short term notes of $150,000 outstanding to investors and an advance from our Chief Executive Officer of $59,640 as of April 30, 2012.

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

Recent Financing

On June 21, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Master Fund. The note originally matured on June 20, 2013, but the maturity date was extended to November 1, 2013 by the parties. The note is subject to interest at an annual rate of 6%. The Company used the proceeds from the note issuance for general administrative expenses.

On September 11 and September 20, 2012, the Company entered into two separate Stock Purchase Agreements, dated as of September 11 and September 20, 2012, respectively, with two accredited investors, pursuant to which the Company agreed to issue an aggregate of 275,000 shares of its common stock for an aggregate purchase price of $275,000.

On November 15, 2012, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company issued the investor 100,000 shares of common stock for an aggregate purchase of $100,000. The proceeds were used for general administrative purposes.

On December 13, 2012, the Company entered into a Stock Purchase Agreement, dated as of December 13, 2012, with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 200,000 shares of its common stock for an aggregate purchase price of $200,000.

On February 2, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 50,000 shares of its common stock for an aggregate purchase price of $50,000.

We entered into a series of promissory notes dated May 13, May 23, June 17 and July 3, 2013 with Trinad Capital Master Fund, Ltd. to borrow a total of $190,000 from Trinad. The notes mature on the first anniversary of the date that they were entered into.

Results of Operations

Only nominal revenue has been generated by the Company from December 28, 2009 (Inception) to April 30, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2013, the Company had a net loss of $1,524,559 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports and other transactional matters and management fees.

For the fiscal year ended April 30, 2012, the Company had a net loss of $734,448, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters and management fees.

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

April 30, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loton, Corp.

Los Angeles, California

We have audited the accompanying balance sheets of Loton, Corp. (the “Company”) as of April 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at April 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
July 29, 2013

Loton, Corp

Balance Sheets

	April 30, 2013	April 30, 2012

ASSETS
CURRENT ASSETS:
Cash	$1,956	$49,689
Prepaid expenses	3,939	-
Prepaid management service - related party	60,000	60,000

Total Current Assets	65,895	109,689

OFFICE EQUIPMENT:
Office equipment	5,854	5,854
Accumulated depreciation	(1,368)	(192)

Office Equipment, net	4,486	5,662

Notes receivable , net of impairment	-	-

Total Assets	$70,381	$115,351

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$72,040	$11,242
Accrued expenses	17,408	-
Notes payable - related party	300,000	150,000
Payroll liabilities	36	-
Advances from related party	35,123	59,640

Total Current Liabilities	424,607	220,882

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	527,782	194,446

Total Liabilities	952,389	415,328

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001 : 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock par value $0.001: 75,000,000 shares authorized, 6,265,000 and 5,370,000 shares issued and outstanding, respectively	6,265	5,370
Additional paid-in capital	1,385,421	443,788

Accumulated deficit	(2,273,694)	(749,135)

Total Stockholders' Deficit	(882,008)	(299,977)

Total Liabilities and Stockholders' Deficit	$70,381	$115,351

See accompanying notes to the financial statements.

Loton, Corp

Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	April 30, 2013	April 30, 2012

Net Revenues	$-	$-

Operating Expenses
Consulting fees	401,700	86,820
Management services - related party	720,864	420,504
Professional fees	112,743	106,067
Salary and compensation - former officer	-	7,117
Salary and compensation - officer	103,772	102,873
General and administrative expenses	68,077	11,107

Total operating expenses	1,407,156	734,488

Loss from Operations	(1,407,156)	(734,488)

Other (Income) Expense
Impairment of loan receivable	100,000	-
Interest expense	17,408	-
Interest income	(5)	-

Other (income) expense, net	117,403	-

Loss before Income Tax Provision	(1,524,559)	(734,488)

Income Tax Provision	-	-

Net Loss	$(1,524,559)	$(734,488)

Net Loss Per Common Share:
- basic and diluted	$(0.26)	$(0.14)

Weighted average common shares outstanding:
- basic and diluted	5,842,611	5,140,075

See accompanying notes to the financial statements.

Loton, Corp

Statement of Stockholders' Equity (Deficit)

For the Fiscal Year Ended April 30, 2013 and 2012

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, April 30, 2011	4,970,000	$4,970	$28,130	$(14,647)	$18,453

Issuance of warrants to Trinad Management, LLC for future services			82,575		82,575

Issuance of warrants to Trinad Management, LLC for future services			(82,575)		(82,575)

Amortization of warrants issued to related party for services received			16,058		16,058

Issuance of common shares for cash at $1.00 per share	400,000	400	399,600		400,000

Net loss				(734,488)	(734,488)

Balance, April 30, 2012	5,370,000	5,370	443,788	(749,135)	(299,977)

Amortization of warrants issued to related party for services received			27,528		27,528

Issuance of common shares for cash at $1.00 per share	375,000	375	374,625		375,000

Issuance of common shares for cash at $1.00 per share	200,000	200	199,800		200,000

Issuance of common shares for cash at $1.00 per share	50,000	50	49,950		50,000

Issuance of stock option to purchase 250,000 common shares to a Director for services on January 29, 2013			170,000		170,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013	200,000	200	199,800		200,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013			(200,000)		(200,000)

Amortization of deferred director services			50,000		50,000

Issuance of common stock to Advisory member and consultants for two years services on January 29, 2013; earned during the period	70,000	70	69,930		70,000

Net loss				(1,524,559)	(1,524,559)

Balance, April 30, 2013	6,265,000	$6,265	$1,385,421	$(2,273,694)	$(882,008)

See accompanying notes to the financial statements.

Loton, Corp

Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	April 30, 2013	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,524,559)	$(734,488)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss of loan receivable	100,000	-
Depreciation expense	1,176	192
Equity based compensation	317,528	16,058
Changes in operating assets and liabilities:
Prepaid expenses	(3,939)	7,189
Prepaid management services - related party	-	(60,000)
Accounts payable	60,798	11,242
Accrued expenses	17,408	(575)
Payroll liabilities	36	-
Accrued stockholder services	333,336	194,446

NET CASH USED IN OPERATING ACTIVITIES	(698,216)	(565,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receiveble	(100,000)	-
Purchases of office equipment	-	(5,854)

NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(5,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) related party	(24,517)	59,084
Proceeds from note payable - related party	150,000	150,000
Proceeds from sale of common stock	625,000	400,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	750,483	609,084

NET CHANGE IN CASH	(47,733)	37,294

Cash at beginning of the year	49,689	12,395

Cash at end of the year	$1,956	$49,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Loton, Corp

April 30, 2013 and 2012

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Fiscal Year End

The Company elected April 30th as its fiscal year ending date.

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

Notes receivable

Notes receivable are record at net of any unamortized discounts. Interest income and amortization of any discounts are recorded ratably over the related term of the notes.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended April 30, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the fiscal year ended April 30, 2013	For the fiscal year ended April 30, 2012

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	1,125,000

On January 29, 2013, an option to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.75 per shares expiring seven (7) years from date of issuance was issued to a director as compensation	250,000	-

Total potentially outstanding dilutive common shares	1,375,000	1,125,000

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at April 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	April 30, 2013	April 30, 2012

Office equipment	5	$5,854	$5,854

Less accumulated depreciation		(1,368)	(192)

		$4,486	$5,662

Depreciation Expense

Depreciation expense was $1,176 and $192 for the fiscal year ended April 30, 2013 and 2012, respectively.

Impairment

The Company completed the annual impairment test of office equipment and determined that there was no impairment as the fair value of office equipment, substantially exceeded their carrying values at April 30, 2013 and 2012, respectively.

Note 5 – Notes Receivable

On March 25, 2013, the Company purchased $100,000 of secured convertible notes (the “Notes”) which mature on March 25, 2015 with interest payable annually at rate of 6%.

Impairment

The Company completed the annual impairment test of investment and determined that there was $100,000 impairment when, based on current information and events, it is probable that the Company will be unable to collect all amounts.

Note 6 – Related Party Transactions

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

Note Payable from Related Party

On April 2, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on April 1, 2013 and it was subsequently extended to November 1, 2013.

On June 21, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on June 20, 2013 and it was subsequently extended to November 1, 2013.

The total accrued interest on the notes was $17,408 as of April 30, 2013.

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

The management services from the related party were as follows:

	For the Fiscal Year Ended April 30, 2013	For the Fiscal Year Ended April 30, 2012

(i) (a) Management services billed or accrued on a quarterly basis	$360,000	$210,000

(i) (b) Long-term management services due at the end of the term accrued	333,336	194,446

(ii) Amortization of the fair value of the warrant issued	27,528	16,058

	$720,864	$420,504

Note 7 – Stockholders’ Equity (Deficit)

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

On February 6, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 50,000 shares of common stock for an aggregate purchase price of $50,000.

Issuance of Common Stock for Obtaining Employee Services

Authorization of Stock Grants to Directors

On January 29, 2013, the Company granted Mr. Schleimer and Mr. Krigsman 100,000 shares of the Company’s restricted common stock each or 200,000 shares in aggregate in conjunction with their appointment to the Company's board of directors. These restricted shares will be vested in one (1) year, with a two (2) year lock-up period after vesting. These restricted shares were valued at $1.00 per share or $200,000 on the date of grant and are amortized over the vesting period, or $50,000 per quarter.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

On January 29, 2013, the Company entered into an Advisory Board Agreement (“Advisory Agreement”) with four (4) individuals. Pursuant to the Advisory Agreement, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 400,000 shares in aggregate of the restricted common stock of the Company. The restricted shares will be vested after two (2) years, with a two (2) year lock-up period after vesting. These restricted shares were valued at $1.00 per share or $400,000 in aggregate on the date of grant and are amortized over the vesting period, or $50,000 per quarter.

Authorization of Stock Grants to Consultants

On January 29, 2013, the Company entered into five (5) Consulting Services Agreements (“Consulting Agreements”) with five (5) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 160,000 shares of the Company’s restricted common stock to consultants for services to be performed for one (1) year. These shares will be vested in two (2) years, with a two (2) year lock-up period after vesting. These restricted shares were valued at $1.00 per share or $160,000 on the date of grant and are amortized over the vesting period, or $20,000 per quarter.

Warrants

(i) Warrants Issued in September 2011

On September 23, 2011, pursuant to the Management Agreement, the Company issued Trinad LLC a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring five (5) years from the date of issuance.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, April 30, 2012	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	$-	$-	$-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, April 30, 2013	1,125,000	$0.15	$0.15	$82,575	-

Earned and exercisable, April 30, 2013	593,750	$0.15	$0.15	$43,586	-

Unvested, April 30, 2013	531,250	$0.15	$0.15	$38,989	-

The following table summarizes information concerning outstanding and exercisable warrants as of April 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	3.40	$0.15	1,125,000	3.40	$0.15

$0.15	1,125,000	3.40	$0.15	1,125,000	3.40	$0.15

Options

On January 29, 2013, the Company awarded a stock option to purchase 250,000 shares of the Company’s common stock exercisable at $0.75 per share expiring seven (7) years from the date of grant to a director in conjunction with his consulting services performed as the Company's Director vested upon grant.  The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The fair value of share options or equity instruments granted, estimated on the date of grant, using the Black-Scholes option-pricing model, was $170,000.  The Company recorded the entire amount as stock based compensation expense and included in consulting fees on the date of grant.

Note 8 – Income Taxes

Deferred Tax Assets

At April 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $1,976,166 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $671,896, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $414,003 and $246,368 for the fiscal year ended April 30, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	April 30, 2013	April 30, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$773,056	254,706

Impairment loss on notes receivable	(34,000)	-

Warrants issued for services	(67,160)	-

Less valuation allowance	(671,896)	(254,706)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended April 30, 2013	For the Fiscal Year Ended April 30, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Promissory Notes Payable from Related Party

On May 13, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principle due on May 13, 2014.

On May 23, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, with principle due on May 23, 2014.

On June 17, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principle due on June 17, 2014.

On July 3, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, with principle due on July 3, 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of April 30, 2013, our disclosure controls and procedures were effective for the period ended April 30, 2013, subject to the two material weaknesses described below.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of April 30, 2013. We had neither the resources, nor the personnel, to provide an adequate control environment. The following two material weaknesses in our internal control over financial reporting existed at April 30, 2013:

(i)       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the fiscal year ended April 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal year of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

See description of the Penzance transaction described in Item 1, above and incorporated herein by reference.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Robert S. Ellin	48	Chief Executive Officer, Chief Financial Officer & Director

Jay Krigsman	48	Director

Andrew M. Schleimer	36	Director

Robert S. Ellin has served as our Chief Executive Officer and as a director since September 9, 2011. He also served as our Chief Financial Officer since April 26, 2012. Mr. Ellin has more than twenty years of investment and turnaround experience. He is Managing Director and Portfolio Manager of Trinad Capital Master Fund, Ltd. Trinad Master Fund is our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently is a member of the board of directors of Mandalay Digital Group, Inc. and served as Executive Chairman of the company from December 2011 to April 2013. He has also served on the Board of Governors at Cedars-Sinai Hospital in Los Angeles, California. Prior to joining Trinad Capital Master Fund, Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into THQ, Inc, Grand Toys, Forward Industries, Inc. (FORD), Majesco Entertainment and iWon.com. Mr. Ellin also completed a leveraged buyout of S&S Industries, Inc. where he served as President from 1996 to 1998. The company was the largest manufacturer in the world of underwires which had strong partnerships with leading companies including Bally’s, Maidenform, and Sara Lee. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was Manager of Retail Operations at Lombard Securities. Mr. Ellin received his Bachelor of Arts degree from Pace University.

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

Andrew M. Schleimer has been a director since April 26, 2012. Mr. Schleimer has been a Managing Director at Trinad Capital from October 2012 through July 2013. From September 2010 to October 2012, Mr. Schleimer was Executive Vice President of Strategic Development of Dick Clark Productions. Mr. Schleimer is also an investment banker specializing in mergers and acquisitions. In January 2006, Mr. Schleimer joined Six Flags after having previously worked for UBS Investment Bank, where he served as a Vice President of Mergers & Acquisition Department. At UBS, Mr. Schleimer advised on over $150 billion of transactions in the media, entertainment, technology, telecom and consumer products sectors. Mr. Schleimer served as an Executive Vice President of Strategic Development & In-Park services of Six Flags Inc., (also known as Six Flags Entertainment Corp.). He was responsible for strategic planning and new business development, including domestic and international theme park development, non-traditional brand extensions, and all in-bound and out-bound brand licensing. He has been a Member of Advisory Board at Mandalay Digital Group, since November 2011. Mr. Schleimer attended Cornell University's School of Hotel Administration where he focused on food and beverage management and real estate finance.

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

Item 11. Executive Compensation

Other than as set forth on the table below, no officer of the Company receives any compensation for the services they render to the Company, has received compensation in the past, and is accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with any of our officers. Our executive officers may receive a salary or other compensation for services that they provide to the Company in the future, but there are not any current understandings or agreements regarding compensation our management will receive after a business combination. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended April 30, 2013, and our fiscal year ended April 30, 2012, for our Chief Executive Officer. We have no other executive officers or individuals who are former executive officers of the Company.

Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock (1) ($)	All Other ($)	Total ($)
Robert Ellin (1)	April 30, 2013	—	103,772	—	—	103,772
Chief Executive Officer	April 30, 2012	—	—	—	—	—

(1)	Mr. Ellin has served as our Chief Executive Officer since September 9, 2011. We are currently a party to a Management Agreement, dated September 23, 2011 with Trinad Management, LLC, the manager of Trinad Capital Master Fund, which is one of our principal stockholders. Mr. Ellin is the managing director of and portfolio manager for Trinad Management, LLC. Pursuant to the terms of the Management Agreement, Trinad Management, LLC provides certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination involving the Company, for (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years.

OUTSTANDING EQUITY AWARDS AT APRIL 30, 2013

Our sole named executive officer, Robert Ellin held no outstanding options or unvested stock awards as of April 30, 2013.

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our directors during the fiscal year ended April 30, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Robert Ellin (2)	—	—	—	—	—
Jay Krigsman (3)	—	100,000	—	—	100,000
Andrew Schleimer (4)	—	100,000	—	185,000	285,000

(1)	The amounts in this column reflect the aggregate grant date fair value of each restricted stock award computed in accordance with FASB ASC Topic 718. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the stock vesting term. The amount of expense recognized represents the expense associated with the stock we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of stock that actually vest or are forfeited are recorded.

(2)	Mr. Ellin received no compensation for his service as a director.

(3)	On January 29, 2013, Mr. Krigsman received a grant of 100,000 shares of restricted common stock for his services as a director of the Company. The shares vest on the first anniversary of the date of the grant and are subject to a two-year restriction on transfer following the vesting date.

(4)	On January 29, 2013, Mr. Schleimer received a grant of 100,000 shares of restricted common stock for his services as a director of the Company. The shares vest on the first anniversary of the date of the grant and are subject to a two-year restriction on transfer following the vesting date. Mr. Schleimer also earned $2,500 per month over six months and 250,000 options to purchase common stock of the Company exercisable at $0.75 per share for his services as a consultant to the Company. The fair value of the options on that date was determined to be $0.68. The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model

NARRATIVE TO DIRECTOR COMPENSATION TABLE

Non-employee director compensation for a new director is determined on an ad hoc basis by the existing members of the board of directors at the time a director is elected.

NARRATIVE DISCLOSURE OF COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO THE COMPANY’S RISK MANAGEMENT

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial stock ownership as of July 25, 2013 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director and executive officer of the Company, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name of beneficial owner	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

Trinad Capital Master Fund, Ltd.	4,000,000	66.70%

Trinad Management, LLC (2)(3)	5,125,000	72.00%

Robert S. Ellin (2)(3)(4)	5,125,000	72.00%

Jay Krigsman	236,784	3.90%

Andrew M. Schleimer (5)	250,000	4.00%

All officers and directors As a group (3 persons)(2)(3)	5,611,784	76.1%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of July 29, 2013 and in accordance with SEC rules are deemed to be issued and outstanding and have been outstanding in calculating the percentage ownership of those individuals. Except as noted in the preceding sentence, all percentages for common stock are calculated based upon a total of 5,995,000 shares outstanding as of July 29, 2013.

(2)	Trinad Management, LLC is the investment manager of Trinad Capital Master Fund and exercises voting and disposition power over the shares of Trinad Capital Master Fund. Robert Ellin is the managing member of Trinad Management and as such may be deemed to control Trinad Capital Master Fund and Trinad Management. Accordingly, securities owned by these entities may be regarded as being beneficially owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership in the shares held by Trinad Management and Trinad Capital Master Fund. The address for Trinad Management and Trinad Capital Master Fund is 4751 Wilshire Blvd., 3rd Floor, Los Angeles, CA 90010.

(3)	Shares beneficially owned include 1,125,000 shares that are issuable upon exercise of a 10 year warrant issued to Trinad Management in connection with the Management Agreement. The warrant may be exercised in whole or in part at exercise price of $0.15 per share. See “Item 1 - Business - Management Agreement.”

(4)	Does not include 231,648 shares held in family trusts of which Mr. Ellin does not exercise voting dispositive power.

(5)	Includes 250,000 options to purchase common stock of the Company at an exercise price of $0.75, issued to Mr. Schleimer for services as a consultant to the Company.

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

On April 2, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Capital Master Fund, Ltd. The note originally matured on April 1, 2013 but the maturity date was extended to November 1, 2013 by the parties, pursuant to a Note Extension Agreement. The note is subject to interest at an annual rate of 6%. Robert Ellin our Chief Executive Officer and Chief Financial Officer, is the Managing Director of Trinad Capital Master Fund.

On June 21, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Capital Master Fund, Ltd. The note originally matured on June 20, 2013, but the maturity date was extended to November 1, 2013 by the parties pursuant to a Note Extension Agreement. The Note is subject to interest at an annual rate of 6%. Robert Ellin our Chief Executive Officer and Chief Financial Officer, is the Managing Director of Trinad Capital Master Fund.

We entered into a series of promissory notes dated May 13, May 23, June 17 and July 3, 2013 with Trinad Capital Master Fund, Ltd. to borrow a total of $190,000 from Trinad Capital Master Fund. The notes mature on the first anniversary of the date that they were entered into. Robert Ellin our Chief Executive Officer and Chief Financial Officer, is the Managing Director of Trinad Capital Master Fund.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Li and Company, PC, our independent registered public accounting firm for the audit of our annual financial statements for the year ended April 30, 2013 were $18,500, and for the year ended April 30, 2012 were $11,000.

Audit-Related Fees

During the fiscal years ended April 30, 2013 and 2012, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance was $1,600 for the year ended April 30, 2013 and $800 for the year ended April 30, 2012.

All Other Fees

During the for the years ended April 30, 2013 and 2012, there were no fees billed for products and services provided by our principal accountants other than those set forth above.

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

The exhibit list required by this item is incorporated by reference to the Exhibit Index included in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTON, CORP

Date: July 29, 2013	By:	/s/Robert S. Ellin
Robert S. Ellin
Chief Operating Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer,	July 29, 2013
Robert S. Ellin	(Principal Executive Officer and
Principal Financial Officer and Director)

/s/ Jay Krigsman	Director	July 29, 2013
Jay Krigsman

/s/ Andrew M. Schleimer	Director	July 29, 2013
Andrew M. Schleimer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).

10.1	Management Agreement between Loton, Corp and Trinad Management, LLC, dated September 23, 2011 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with SEC on September 28, 2011, and incorporated herein by reference).

10.2	Form of Warrant, dated September 23, 2011 issued to Trinad Management, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with SEC on September 28, 2011, and incorporated herein by reference).

10.3	Form of Note, dated April 2, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd. (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed with SEC on August 15, 2012, and incorporated herein by reference)

10.4	Form of Note, dated June 21, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd. (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed with SEC on August 15, 2012, and incorporated herein by reference)

10.5	Form of Securities Purchase Agreement, dated September 11 and September 20, 2012, between the Company and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 12, 2012, and incorporated herein by reference)

10.6	Consulting Agreement between the Company and Andrew Schleimer dated November 1, 2012 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference)

10.7	Amendment to Consulting Agreement between the Company and Andrew Schleimer dated January 14, 2013 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference)

10.8	Second Amendment to Consulting Agreement between the Company and Andrew Schleimer dated February 14, 2013 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference)

10.9	Form of Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference)

10.10	Form of Advisory Board Agreement (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference)

10.11	Form of Consulting Agreement (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference)

10.12	Secured Convertible Note Purchase Agreement, dated as of March 25, 2013, between the Company and Penzance, LLC, d/b/a Acheven, LLC

10.13	Secured Convertible Note, dated as of March 25, 2013, between the Company and Penzance, LLC, d/b/a Acheven, LLC

10.14	Security Agreement, dated as of March 25, 2013, among Penzance, LLC, Investors and the Company

10.15	Form of Promissory Notes dated May 13, May 23, June 17 and July 3, 2013 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2013, and incorporated herein by reference)

10.16	Form of Note Extension Agreement, dated July 15, 2013 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2013, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

