Form 10-Q
period 2013-07-31
LOTON, CORP
filed 2013-09-16
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 7,005,000 shares of common stock, par value $0.001 per share, as of September 10, 2013.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

2

PART 1. – FINANCIAL INFORMATION

Loton, Corp.

July 31, 2013 and 2012

Item 1. Financial Statements (unaudited)

Loton, Corp

Balance Sheets

	July 31, 2013	April 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,521	$1,956
Prepaid expenses	-	3,939
Prepaid management service - related party	60,000	60,000

Total Current Assets	72,521	65,895

OFFICE EQUIPMENT:
Office equipment	5,854	5,854
Accumulated depreciation	(1,662)	(1,368)

Office Equipment, net	4,192	4,486

Total Assets	$76,713	$70,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$69,409	$72,040
Accrued interest, notes payable - related party	23,551	17,408
Notes payable - related party	500,000	300,000
Payroll liabilities	42	36
Advances from related party	5,178	35,123

Total Current Liabilities	598,180	424,607

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	611,116	527,782

Total Liabilities	1,209,296	952,389

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001 : 1,000,000 shares authorized,none issued or outstanding	-	-
Common stock par value $0.001: 75,000,000 shares authorized,6,335,000 and 6,265,000 shares issued and outstanding, respectively	6,335	6,265
Additional paid-in capital	1,512,233	1,385,421

Accumulated deficit	(2,651,151)	(2,273,694)

Total Stockholders' Deficit	(1,132,583)	(882,008)

Total Liabilities and Stockholders' Deficit	$76,713	$70,381

See accompanying notes to the financial statements.

Loton, Corp

Statements of Operations

	For the Three months	For the Three months
	Ended	Ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)

Net Revenues	$-	$-

Operating Expenses
Consulting fees	82,420	21,600
Management services - related party	180,216	180,216
Professional fees	33,617	14,984
Payroll expenses	19,427	-
Travel expenses	-	12,823
General and administrative expenses	55,634	1,071

Total operating expenses	371,314	230,694

Loss from Operations	(371,314)	(230,694)

Other (Income) Expense
Interest expense	6,143	3,945

Other (income) expense, net	6,143	3,945

Loss before Income Tax Provision	(377,457)	(234,639)

Income Tax Provision	-	-

Net Loss	$(377,457)	$(234,639)

Net Loss Per Common Share:
- basic and diluted	$(0.06)	$(0.04)

Weighted average common shares outstanding:
- basic and diluted	6,755,000	5,370,000

See accompanying notes to the financial statements.

Loton, Corp

Statement of Stockholders' Equity (Deficit)

For the Interim Period Ended July 31, 2013 (Unaudited) and for the Fiscal Year Ended April 30, 2013

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, April 30, 2012	5,370,000	$5,370	$443,788	$(749,135)	$(299,977)

Amortization of warrants issued to related party for services received			27,528		27,528

Issuance of common shares for cash at $1.00 per share	375,000	375	374,625		375,000

Issuance of common shares for cash at $1.00 per share	200,000	200	199,800		200,000

Issuance of common shares for cash at $1.00 per share	50,000	50	49,950		50,000

Issuance of stock option to purchase 250,000 common shares to a Director for services on January 29, 2013			170,000		170,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013	200,000	200	199,800		200,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013			(200,000)		(200,000)

Amortization of deferred director services			50,000		50,000

Issuance of common stock to Advisory member and consultants for two years services on January 29, 2013 earned during the period	70,000	70	69,930		70,000

Net loss				(1,524,559)	(1,524,559)

Balance, April 30, 2013	6,265,000	6,265	1,385,421	(2,273,694)	(882,008)

Amortization of warrants issued to related party for services received			6,882		6,882

Amortization of deferred director services			50,000		50,000

Issuance of common stock to Advisory member and consultants for two years services on January 29, 2013 earned during the period	70,000	70	69,930		70,000

Net loss				(377,457)	(377,457)

Balance, July 31, 2013	6,335,000	$6,335	$1,512,233	$(2,651,151)	$(1,132,583)

See accompanying notes to the financial statements.

Loton, Corp

Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(377,457)	$(234,639)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	294	705
Equity based compensation	126,882	6,882
Changes in operating assets and liabilities:
Prepaid expenses	3,939	-
Accounts payable	(2,631)	(5,609)
Accrued interest, notes payable - related party	6,143	3,945
Payroll liabilities	6	-
Accrued stockholder services	83,334	83,334

NET CASH USED IN OPERATING ACTIVITIES	(159,490)	(145,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office equipment	-	(10,223)

NET CASH USED IN INVESTING ACTIVITIES	-	(10,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) related party	(29,945)	(37,570)
Proceeds from note payable - related party	200,000	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	170,055	112,430

NET CHANGE IN CASH	10,565	(43,175)

Cash at beginning of the period	1,956	49,689

Cash at end of the period	$12,521	$6,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Loton, Corp

July 31, 2013 and 2012

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation-Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended July 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2013.

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

Notes receivable

Notes receivable are recorded at cost, net of any unamortized discounts. Interest income and amortization of any discounts are recorded ratably over the related term of the notes.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended July 31, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the interim period ended July 31, 2013	For the interim period ended July 31, 2012

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	1,125,000

On January 29, 2013, an option to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.75 per shares expiring seven (7) years from date of issuance was issued to a director as compensation	250,000	-

Total potentially outstanding dilutive common shares	1,375,000	1,125,000

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

As reflected in the financial statements, the Company had an accumulated deficit at July 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	July 31, 2013	April 30, 2013

Office equipment	5	$5,854	$5,854

Less accumulated depreciation		(1,662)	(1,368)

		$4,192	$4,486

Depreciation Expense

Depreciation expense was $294 and $705 for the interim period ended July 31, 2013 and 2012, respectively.

Impairment

The Company completed the annual impairment test of office equipment and determined that there was no impairment as the fair value of office equipment substantially exceeded their carrying values at April 30, 2013 and 2012, respectively.

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

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

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

On May 13, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on May 13, 2014.

On May 23, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, with principal due on May 23, 2014.

On June 17, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principal due on June 17, 2014.

On July 2, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on July 2, 2014.

On July 3, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, with principal due on July 3, 2014.

The total accrued interest on these notes was $23,551 as of July 31, 2013.

Management Services from a Related Party

On September 23, 2011, the Company entered into a Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad LLC”).  Pursuant to the Management Agreement, Trinad LLC has agreed to provide certain management services to the Company for a period of three (3) years expiring September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company.  Under the  Management Agreement the Company will compensate Trinad LLC for its services with (i) a fee equal to $2,080,000, with  $90,000 payable in advance of each  consecutive three-month calendar period during the term of the Agreement and  with $1,000,000 due at the end of the three (3) year term unless the Management Agreement  is otherwise  terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share (“Warrant”). The Company valued the warrant granted, using the Black-Scholes pricing model with the following weighted-average assumptions:

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

The management services from the related party were as follows:

	For the Interim Period Ended July 31, 2013	For the Interim Period Ended July 31, 2012

(i) (a) Management services billed or accrued on a quarterly basis	$90,000	$90,000

(i) (b) Long-term management services due at the end of the term accrued	83,334	83,334

(ii) Amortization of the fair value of the warrant issued	6,882	6,882

	$180,216	$180,216

Note 7 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares which shall be Common Stock, par value $.0001 per share.

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

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, April 30, 2013	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	$-	$-	$-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, July 31, 2013	1,125,000	$0.15	$0.15	$82,575	-

Earned and exercisable, July 31, 2013	687,500	$0.15	$0.15	$50,468	-

Unvested, July 31, 2013	437,500	$0.15	$0.15	$32,107	-

The following table summarizes information concerning outstanding and exercisable warrants as of July 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	3.15	$0.15	1,125,000	3.15	$0.15

$0.15	1,125,000	3.15	$0.15	1,125,000	3.15	$0.15

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

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On August 28, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 250,000 shares of common stock for an aggregate purchase price of $250,000 in cash.

On August 30, 2013, the Company entered into an Advisory Board Agreement (“Advisory Agreement”) with an Advisory Board Member. Pursuant to the Advisory Agreement, the Advisory Board Member agreed to provide advisory service to the Board and officers of the Company on various business matters for one year in exchange for 100,000 shares of restricted common stock of the Company.

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

On September 9, 2011, Trinad Capital Master Fund, a Cayman Island exempted company, (“Trinad”), entered into a Securities Purchase Agreement with Alex Kuznetsov, a shareholder and the sole director and executive officer of the Company (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold to Trinad an aggregate of 4,000,000 shares of the Company’s common stock $.001 par value per share, representing 80% of the issued and outstanding Common Stock of the Company as of October 31, 2011 (the “Closing”). Trinad paid $311,615 for the shares. The managing member of Trinad Management, LLC, the investment manager of Trinad, is Robert S. Ellin. In accordance with the Purchase Agreement, effective upon the closing (a) Alex Kuznetsov resigned as the Company’s Chief Executive Officer, President and sole director, (b) Robert S. Ellin was appointed as the sole director of the Board to serve until the next annual stockholders meeting and until his successor is duly elected and qualified, and (c) Robert S. Ellin was appointed President, Chairman and Chief Executive Officer of the Company. Mr. Ellin became the Chief Financial Officer and Secretary on April 26, 2012. In addition, Jay Krigsman was appointed as a director of the Board to serve until the next annual stockholders meeting and until his successors are duly elected and qualified on April 26, 2012.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger transaction with or other acquisition of such company. Management’s plan includes obtaining additional funds by equity financings and/or related party loans or advances; however there is no assurance of additional funding being available.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur if our management offers a substantial interest in our Company to a target business in order to acquire it. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Liquidity and Capital Resources

As of July 31, 2013, the Company had total current assets of $72,521 comprising of cash, prepaid management fees and prepaid expenses in comparison with that of $65,891 comprising of cash and prepaid expenses as of April 30, 2013. The Company had total current liabilities of $598,180 mainly comprised of notes payable of $500,000 outstanding due investors, accounts payable of $69,409 and accrued expenses of $13,019, and an advance from our Chief Executive Officer of $5,178 as of July 31, 2013 in comparison with current liabilities of $424,607 as of April 30, 2013, mainly comprised of notes payable of $300,000 outstanding due investors, accounts payable of $72,040, and an advance from our Chief Executive Officer of $35,123 as of April 30, 2013.

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

On April 2, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on April 1, 2013 and the note was subsequently extended to November 1, 2013.

On June 21, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on June 20, 2013 and the note was subsequently extended to November 1, 2013.

On September 11 and September 20, 2012, the Company entered into two separate securities purchase agreement with two accredited investors, pursuant to which the Company agreed to issue an aggregate of 275,000 shares of its common stock for an aggregate purchase price of $275,000.

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

On May 13, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on May 13, 2014.

On May 23, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, with principal due on May 23, 2014.

On June 17, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principal due on June 17, 2014.

On July 3, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, with principal due on July 3, 2014.

The total accrued interest on the notes was $23,551 as of July 31, 2013.

On August 28, 2013, the Company entered into a securities purchase agreements with an accredited investor, pursuant to which the Company agreed to issue 250,000 shares of its common stock for an aggregate purchase price of $250,000.

The Company has nominal assets and has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable on reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Results of Operations

Only nominal revenue has been generated by the Company from December 28, 2009 (Inception) through July 31, 2013. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2013, the Company had a net loss of $377,457, including consulting fees and professional fees, management fees and salaries of $315,680, and general administrative income of $55,634.

For the three months ended July 31, 2012, the Company had a net loss of $234,639, including consulting fees and professional fees, management fees and salaries of $216,800, travel expenses of $12,823 and general administrative expenses of $1,071.

For the period from December 28, 2009 (Inception) through July 31, 2013, the Company had a deficit accumulated of $2,651,151, comprised professional fees, including of consulting fees, professional fees and general and administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, and the filing of the Company’s periodic reports, consulting fees, and management services fees.

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

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2013, our disclosure controls and procedures were not effective for the period ended July 31, 2013 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on July 31, 2013:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended July 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – (Reserved)

Item 5 – Other Information

On August 28, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue 250,000 shares of its common stock for an aggregate purchase price of $250,000. The transaction closed on August 28, 2013. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering. This description of terms and conditions of the Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by the full text of the Securities Purchase Agreements, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

On August 30, 2013, the Company entered into an Advisory Board Agreement (“Advisory Agreement”) with an Advisory Board Member. Pursuant to the Advisory Agreement, the Advisory Board Member agreed to provide advisory service to the Board and officers of the Company on various business matters for one year in exchange for 100,000 shares of restricted common stock of the Company. The restricted shares will vest after one year, with a one-year lock-up period after vesting.  The Advisory Agreement entered into is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q. The restricted stock was issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated August 28, 2013 between Sandor Capital Master Fund and the Company.

10.2	Advisory Board Consulting Agreement, dated August 30, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: September 16, 2013	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)

