Form 10-Q
period 2013-10-31
LOTON, CORP
filed 2013-12-16
CIK 1491419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 8,575,000 shares of common stock, par value $0.001 per share, as of December 6, 2013.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

2

PART 1.  FINANCIAL INFORMATION

Loton, Corp.

October 31, 2013 and 2012

Item 1. Financial Statements (unaudited)

Loton, Corp
Balance Sheets

	October 31, 2013	April 30, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$795,940	$1,956
Prepaid expenses and other current assets	74,366	3,939
Prepaid management service - related party	60,000	60,000

Total Current Assets	930,306	65,895

OFFICE EQUIPMENT:
Office equipment	8,018	5,854
Accumulated depreciation	(2,056)	(1,368)

Office Equipment, net	5,962	4,486

Total Assets	$936,268	$70,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$68,365	$72,040
Accrued interest on notes payable - related party	31,113	17,408
Notes payable - related party	500,000	300,000
Payroll liabilities	-	36
Advances from related party	24,228	35,123

Total Current Liabilities	623,706	424,607

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	694,450	527,782

Total Liabilities	1,318,156	952,389

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001 : 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock par value $0.001: 75,000,000 shares authorized, 7,588,333 and 6,265,000 shares issued and outstanding, respectively	7,588	6,265
Additional paid-in capital	2,896,195	1,385,421

Accumulated deficit	(3,285,671)	(2,273,694)

Total Stockholders' Deficit	(381,888)	(882,008)

Total Liabilities and Stockholders' Deficit	$936,268	$70,381

See accompanying notes to the financial statements.

F- 2

Loton, Corp
Statements of Operations

	For the Three Months Ended October 31, 2013	For the Three Months Ended October 31, 2012	For the Six Months Ended October 31, 2013	For the Six Months Ended October 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues Earned	$-	$	$	$-
Operating Expenses
Consulting fees	157,833	31,710	240,253	53,310
Management services - related party	180,216	180,216	360,432	360,432
Professional fees	112,563	41,255	146,180	56,239
Payroll expenses	22,616	-	42,043	-
Travel expense	61,209	21,646	61,209	34,469
General and administrative expenses	42,521	4,294	98,155	5,365

Total operating expenses	576,958	279,121	948,272	509,815
Loss from Operations	(576,958)	(279,121)	(948,272)	(509,815)

Other (Income) Expense
Impairment of notes receivable	50,000	-	50,000	-
Interest expense	7,562	4,537	13,705	8,482

Other (income) expense, net	57,562	4,537	63,705	8,482
Loss before Income Tax Provision	(634,520)	(283,658)	(1,011,977)	(518,297)

Income Tax Provision	-	-	-	-

Net Loss	$(634,520)	$(283,658)	$(1,011,977)	$(518,297)

Net Loss Per Common Share:
- basic and diluted	$(0.09)	$(0.05)	$(0.14)	$(0.10)

Weighted average common shares outstanding:
- basic and diluted	7,247,018	5,427,420	6,998,323	5,398,408

See accompanying notes to the financial statements.

F- 3

Loton, Corp
Statement of Stockholders' Equity (Deficit)
For the Interim Period Ended October 31, 2013 (Unaudited) and for the Fiscal Year Ended April 30, 2013 (Audited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, April 30, 2012	5,370,000	$5,370	$443,788	$(749,135)	$(299,977)

Amortization of warrants issued to related party for services received			27,528		27,528

Issuance of common shares for cash at $1.00 per share	375,000	375	374,625		375,000

Issuance of common shares for cash at $1.00 per share	200,000	200	199,800		200,000

Issuance of common shares for cash at $1.00 per share	50,000	50	49,950		50,000

Issuance of stock option to purchase 250,000 common shares to a Director			170,000		170,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013	200,000	200	199,800		200,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013			(200,000)		(200,000)

Amortization of deferred director services			50,000		50,000

Issuance of common stock to Advisory member and consultants	70,000	70	69,930		70,000

Net loss				(1,524,559)	(1,524,559)

Balance, April 30, 2013	6,265,000	6,265	1,385,421	(2,273,694)	(882,008)

Amortization of warrants issued to related party for services received			13,764		13,764

Amortization of deferred director services			75,000		75000

Issuance of common shares for cash at $1.00 per share	1,250,000	1,250	1,248,750		1,250,000

Former director’s 50,000 vested shares forfeited at par	(50,000)	(50)	50		-

Former director’s 50,000 unvested shares forfeited at par	(50,000)	(50)	50

Issuance of common stock to Advisory member and consultants earned during the period	173,333	173	173,160		173,333

Net loss				(1,011,977)	(1,011,977)

Balance, October 31, 2013	7,588,333	$7,588	$2,896,195	$(3,285,671)	$(381,888)

See accompanying notes to the financial statements.

F- 4

Loton, Corp
Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2013	October 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,011,977)	$(518,297)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss of notes receivable	50,000	-
Depreciation expense	688	1,512
Equity based compensation	262,097	13,764
Changes in operating assets and liabilities:
Prepaid expenses	(70,427)	-
Accounts payable	(3,675)	20,512
Accrued interest on notes payable - related party	13,705	8,482
Payroll liabilities	(36)	-
Accrued stockholder services	166,668	166,668

NET CASH USED IN OPERATING ACTIVITIES	(592,957)	(307,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(50,000)	-
Purchases of office equipment	(2,164)	(10,223)

NET CASH USED IN INVESTING ACTIVITIES	(52,164)	(10,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(10,895)	(15,044)
Proceeds from note payable - related party	200,000	150,000
Proceeds from sale of common stock	1,250,000	275,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,439,105	409,956

NET CHANGE IN CASH	793,984	92,374

Cash at beginning of the period	1,956	49,689

Cash at end of the period	$795,940	$142,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

F- 5

Loton, Corp
October 31, 2013 and 2012
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

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended April 30, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 29, 2013.

Fiscal Year End

The Company elected April 30th as its fiscal year ending date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;

(iii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

(iv)
Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

F- 6

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

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

F- 7

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

Notes Receivable

Notes receivable are recorded at cost, net of accumulated impairment. Interest income is recorded when collectability is reasonably assured.

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

F- 8

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

⋅
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method , i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

⋅
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

⋅
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

⋅
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

F- 9

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

⋅
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

⋅
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

⋅
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

⋅
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Department of the Treasury’s daily treasury yield curve rates in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to nonemployees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

F- 10

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended October 31, 2013 or 2012.

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

F- 11

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the interim period ended October 31, 2013	For the interim period ended October 31, 2012

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	1,125,000

On January 29, 2013, an option issued to a former Director as compensation to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.75 per share expiring seven (7) years from date of issuance	250,000	-

Total potentially outstanding dilutive common shares	1,375,000	1,125,000

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

F- 12

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, " Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ". This ASU clarifies that the scope of ASU No. 2011-11, " Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, " Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, " Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, " Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

As reflected in the financial statements, the Company had an accumulated deficit at October 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is seeking a suitable candidate for a business combination; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to find a suitable candidate and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to find a suitable candidate and in its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

F- 13

Note 4 –  Valuation and Depreciation of Office Equipment

(i)   Impairment

The Company completed the annual impairment test of office equipment and determined that there was no impairment as the fair value of office equipment substantially exceeded their carrying values at April 30, 2013.

(ii)   Depreciation Expense

Depreciation expense was $688 and $1,512 for the interim periods ended October 31, 2013 and 2012, respectively.

Note 5 – Notes Receivable

On March 25, 2013, the Company purchased $100,000 of secured convertible notes (the “Note”) maturing on March 25, 2015 with interest payable annually at a rate of 6% per annum.  On September 17, 2013, the maturity date of the Note was extended to September 17, 2015.

On September 17, 2013, the Company purchased $50,000 of secured convertible notes maturing on September 17, 2015 with interest payable annually at a rate of 6% per annum.

Impairment

On April 30, 2013, the Company completed the annual impairment test of its notes receivable and determined that there was a $100,000 impairment when, based on current information and events, collectability of the note was not reasonably assured.

On October 31, 2013, the Company determined that there was a $50,000 impairment of the current note receivable when, based on current information and events, collectability of the note was not reasonably assured.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Trinad Capital Master Fund	Majority stockholder

Trinad Management, LLC	An entity owned and controlled by majority stockholder

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

F- 14

Notes Payable - Related Party

Notes payable – related party consisted of the following:
	October 31, 2013	April 30, 2013

On April 2, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on April 1, 2013 and the maturity date was subsequently extended to November 1, 2014.	$150,000	$150,000

On June 21, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on June 20, 2013 and the maturity date was subsequently extended to November 1, 2014.	150,000	150,000

On May 13, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principle due on May 13, 2014.	10,000	-

On May 23, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, with principle due on May 23, 2014.	50,000	-

On June 17, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principle due on June 17, 2014.	100,000	-

On July 2, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principle due on July 2, 2014.	10,000	-

On July 3, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, with principle due on July 3, 2014.	30,000	-

	$500,000	$300,000

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

Expected life (years)	10

Expected volatility	118.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free interest rate	1.84%

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

F- 15

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

The management services from the related party were as follows:

	For the Interim Period Ended October 31, 2013	For the Interim Period Ended October 31, 2012

(i) (a) Management services billed or accrued on a quarterly basis	$180,000	$180,000

(i) (b) Long-term management services due at the end of the term accrued	166,668	166,668

(ii) Amortization of the fair value of the warrant issued	13,764	13,764

	$360,432	$360,432

Note 7 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares which shall be common stock, par value $.001 per share.

Sale of Common Stock or Equity Units

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

On September 19, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 300,000 shares of common stock for an aggregate purchase price of $300,000.

On October 7, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 400,000 shares of common stock for an aggregate purchase price of $400,000.

On October 8, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue the investor 1,000,000 shares of common stock for $1,000,000; however, as of the date of this Quarterly Report, this transaction has not closed because the investor has not made timely payment under the agreement.

On October 30, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 300,000 shares of common stock for an aggregate purchase price of $300,000.

F- 16

Issuance of Common Stock for Obtaining Employee Services

Authorization of Stock Grants to Directors and Directors/Consultants

Mr. Krigsman

On January 29, 2013, the Company granted Mr. Krigsman 100,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors. These restricted shares will be vested in one (1) year, with a two (2) year lock-up period after vesting. These restricted shares were valued at $1.00 per share, the most recent PPM price, or $ 100,000 on the date of grant and are being amortized over the vesting period, or $25,000 per quarter as directors' fees. For the six months ended October 31, 2013 the Company recognized $50,000 as directors' fees.

Mr. Schleimer

On January 29, 2013, the Company granted Mr. Schleimer 100,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors. These restricted shares will be vested in one (1) year, with a two (2) year lock-up period after vesting. These restricted shares were valued at $1.00 per share, the most recent PPM price, or $100,000 on the date of grant and are being amortized over the vesting period, or $25,000 per quarter as directors' fees.  For the six months ended October 31, 2013 the Company recognized $25,000 as directors' fees.

In addition, on January 29, 2013, the Company awarded Mr. Schleimer an option to purchase 250,000 shares of the Company’s common stock exercisable at $0.75 per share expiring seven (7) years from the date of grant in conjunction with his future consulting services for a period of one (1) year, which vested upon grant.  The fair value of the share option granted, estimated on the date of grant, was $170,000 using the Black-Scholes option-pricing model.  The Company recorded the entire amount of $170,000 as consulting fees on the date of grant   as the option was fully vested.
On August 21, 2013, Mr. Schleimer resigned from the Company's board of directors as well as a consultant to the Company. Upon Mr. Schleimer's resignation, the Company and Mr. Schleimer reached an agreement, whereby 100,000 shares of the Company's common stock was forfeited and the option was deemed earned.  For financial reporting purposes the Company (a) recognized $50,000 in director's compensation for the vested shares; (b) reversed $50,000 in deferred compensation for the unvested shares; and (c) recorded 50,000 vested shares as forfeited using the treasury method, by debiting Common Stock and crediting Additional Paid in Capital at par value of $0.001 per share or $50.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

On January 29, 2013, the Company entered into an Advisory Board Agreement (“Advisory Agreement”) with four (4) individuals. Pursuant to the Advisory Agreement, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 400,000 shares in aggregate of the restricted common stock of the Company. The restricted shares will vest after two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $400,000 in aggregate on the date of grant and are being amortized over the service period, or $50,000 per quarter as consulting fees. For the six months ended October 31, 2013, the Company recognized $100,000 as consulting fees.

During the interim period ended October 31, 2013, the Company entered into Advisory Agreements with four (4) individuals. Pursuant to the Advisory Agreement, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 400,000 shares in aggregate of the restricted common stock of the Company. The restricted shares will vest after one (1) year, and are subject to a lock-up period of one (1) year after vesting. These restricted shares were valued at $1.00 per share or $400,000 in aggregate on the date of grant and are being amortized over the service period, or $100,000 per quarter as consulting fees. For the six months ended October 31, 2013, the Company recognized $33,333 as consulting fees.

Authorization of Stock Grants to Consultants

On January 29, 2013, the Company entered into five (5) Consulting Services Agreements (“Consulting Agreements”) with five (5) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 160,000 shares of the Company’s restricted common stock to consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $160,000 on the date of grant and are being amortized over the service period, or $20,000 per quarter as consulting fees. For the six months ended October 31, 2013, the Company recognized $40,000 as consulting fees.

Warrants

(i) Warrants Issued in September 2011

On September 23, 2011, pursuant to the Management Agreement, the Company issued Trinad LLC a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of issuance.

F- 17

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, April 30, 2013	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, October 31, 2013	1,125,000	$0.15	$0.15	$82,575	-

Amortized, October 31, 2013	781,250	0.15	0.15	57,350	-

Unamortized, October 31, 2013	343,750	$0.15	$0.15	$25,225	-

The following table summarizes information concerning outstanding and exercisable warrants as of October 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	7.90	$0.15	1,125,000	7.90	$0.15

$0.15	1,125,000	7.90	$0.15	1,125,000	7.90	$0.15

F- 18

Options

On January 29, 2013, the Company granted a stock option to a Director to purchase 250,000 shares of the Company’s common stock exercisable at $0.75 per share expiring seven (7) years from the date of grant in conjunction with his consulting services performed for the Company. The options vested upon grant.  The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The fair value of share options or equity instruments granted, estimated on the date of grant, using the Black-Scholes option-pricing model, was $170,000.  The Company recorded the entire amount as consulting fees on the date of grant.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

F- 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q (“Quarterly Report”) are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “could,” “should,”   “if,” “estimates,”  and similar expressions are intended to identify forward-looking statements.

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

On September 9, 2011, Trinad Capital Master Fund, a Cayman Island exempted company, (“Trinad”), entered into a Securities Purchase Agreement with Alex Kuznetsov, a shareholder and the sole director and executive officer of the Company (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold to Trinad an aggregate of 4,000,000 shares of the Company’s common stock $.001 par value per share, representing 80% of the issued and outstanding Common Stock of the Company as of October 31, 2011 (the “Closing”). Trinad paid $311,615 for the shares. The managing member of Trinad Management, LLC, the investment manager of Trinad, is Robert S. Ellin. In accordance with the Purchase Agreement, effective upon the closing (a) Alex Kuznetsov resigned as the Company’s Chief Executive Officer, President and sole director, (b) Robert S. Ellin was appointed as the sole director of the Board to serve until the next annual stockholders meeting and until his successor is duly elected and qualified, and (c) Robert S. Ellin was appointed President, Chairman and Chief Executive Officer of the Company. Mr. Ellin became the Chief Financial Officer and Secretary on April 26, 2012. In addition, on April 26, 2012, Jay Krigsman was appointed as a director of the Board to serve until the next annual stockholders meeting and until his successor is duly elected and qualified.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. However, we cannot assure you that this will be the case or that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger transaction with or other acquisition of such company. Management’s plan includes obtaining additional funds by equity financings and/or related party loans or advances; however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of October 31, 2013, the Company had total current assets of $930,306 comprised of cash, prepaid management fees and prepaid expenses in comparison with that of $65,895 comprised of cash and prepaid expenses as of April 30, 2013. The Company had total current liabilities of $623,706 comprised primarily of notes payable of $500,000 due investors, accounts payable of $68,365 and accrued expenses of $31,113, and an advance from our Chief Executive Officer of $24,228 as of October 31, 2013 in comparison with current liabilities of $424,607 as of April 30, 2013, comprised primarily of notes payable of $300,000 due investors, accounts payable of $72,040, and an advance from our Chief Executive Officer of $35,123 as of April 30, 2013.

On November 8, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 250,000 shares of common stock for an aggregate purchase price of $250,000. The proceeds were for general administrative purposes.

On December 27, 2011, the Company entered into a second securities purchase agreement with the same investor pursuant to which the Company issued the investor 150,000 shares of common stock for an aggregate purchase price of $150,000. The proceeds were for general administrative purposes.

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

On February 6, 2013, the Company entered into a Stock Purchase Agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 50,000 shares of its common stock for an aggregate purchase price of $50,000.

On August 28, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 250,000 shares of common stock for an aggregate purchase price of $250,000.

On September 19, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 300,000 shares of common stock for an aggregate purchase price of $300,000.

On October 7, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 400,000 shares of common stock for an aggregate purchase price of $400,000.

On October 8, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue the investor 1,000,000 shares of common stock for an aggregate purchase price of $1,000,000.  As of the date of this Quarterly Report, this transaction has not closed because the investor has not made timely payment under the agreement.

On October 30, 2013, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 300,000 shares of common stock for an aggregate purchase price of $300,000.

On April 2, 2012, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, and principal due on April 1, 2013, and the maturity date of the note was subsequently extended to November 1, 2014.

On May 13, 2013, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, and principal due on May 13, 2014.

On June 21, 2012, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, and principal due on June 20, 2013, and the maturity date of the note was subsequently extended to November 1, 2014.

On May 23, 2013, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, and principal due on May 23, 2014.

On June 17, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principal due on June 17, 2014.

On July 2, 2013, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, and principal due on July 2, 2014.

On July 3, 2013, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, and principal due on July 3, 2014.

The total aggregate accrued interest on the promissory notes with Trinad Capital Master Fund set forth above was $31,113 as of October 31, 2013.

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

Results of Operations

No revenue has been generated by the Company from December 28, 2009 (Inception) through October 31, 2013. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the six months ended October 31, 2013, the Company had a net loss of $1,011,977, including consulting fees and professional fees, management fees and salaries of $788,908, travel expenses of $61,209, general and administrative expenses of $98,155 and an impairment loss on notes receivable of $50,000.

For the six months ended October 31, 2012, the Company had a net loss of $518,297, including consulting fees and professional fees, management fees and salaries of $469,981, travel expenses of $34,469 and general administrative expenses of $5,365.

For the three months ended October 31, 2013, the Company had a net loss of $634,520, including consulting fees and professional fees, management fees and salaries of $473,228, travel expenses of $61,209, general and administrative expenses of $42,521 and an impairment loss on notes receivable of $50,000.

For the three months ended October 31, 2012, the Company had a net loss of $283,658, including consulting fees and professional fees, management fees and salaries of $253,181, travel expenses of $21,646 and general administrative expenses of $4,294.

For the period from December 28, 2009 (Inception) through October 31, 2013, the Company had a deficit accumulated of $3,285,671, including consulting fees, professional fees and general administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, the filing of the Company’s periodic reports, consulting fees, and management services fees.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2013, our disclosure controls and procedures were not effective for the period ended October 31, 2013 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on October 31, 2013:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended October 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1.  Legal Proceedings.

There are no material legal proceedings to which we are a party, or of which any of our property is subject, and we are not aware of any threatened legal proceedings against us.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit
No.	Description

10.1
Employment Agreement effective as of October 1, 2013 between Barry Regenstein and Loton, Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2013).

10.2
Advisory Board Agreement, effective as of October 1, 2013, by and between Barry Regenstein and Loton, Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2013).

10.3	Stock Purchase Agreement, dated as of September 19, 2013.

10.4	Stock Purchase Agreement, dated as of October 7, 2013.

10.5	Stock Purchase Agreement, dated as of October 8, 2013.

10.6	Stock Purchase Agreement, dated as of October 30, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: December 16, 2013	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Barry Regenstein
Barry Regenstein
Interim Chief Financial Officer
(Principal Financial Officer)

