Form 10-Q
period 2014-01-31
LOTON, CORP
filed 2014-03-12
CIK 1491419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 8,895,000 shares of common stock, par value $0.001 per share, as of March 5, 2014.

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

2

PART 1.  FINANCIAL INFORMATION

Loton, Corp.

January 31, 2014 and 2013

F- 1

Loton, Corp
Balance Sheets

	January 31, 2014	April 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$350,158	$1,956
Prepaid acquisition costs	154,878	3,939
Prepaid management service - related party	150,000	60,000

Total Current Assets	655,036	65,895

OFFICE EQUIPMENT:
Office equipment	8,018	5,854
Accumulated depreciation	(2,476)	(1,368)

Office Equipment, net	5,542	4,486

Total Assets	$660,578	$70,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$285,868	$72,040
Accrued interest on notes payable - related party	38,675	17,408
Notes payable - related party	500,000	300,000
Payroll liabilities	42	36
Advances from related party	11,776	35,123

Total Current Liabilities	836,361	424,607

NON-CURRENT LIABILITIES:
Non-current management service obligation - related party	777,784	527,782

Total Non-current Liabilities	777,784	527,782

Total Liabilities	1,614,145	952,389

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock par value $0.001: 75,000,000 shares authorized, 7,847,083 and 6,265,000 shares issued and outstanding, respectively	7,847	6,265
Additional paid-in capital	3,186,568	1,385,421

Accumulated deficit	(4,147,982)	(2,273,694)

Total Stockholders' Deficit	(953,567)	(882,008)

Total Liabilities and Stockholders' Deficit	$660,578	$70,381

See accompanying notes to the financial statements.

F- 2

Loton, Corp
Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Consulting fees	386,750	242,180	627,003	295,490
Management services - related party	180,216	180,216	540,648	540,648
Professional fees	180,342	6,387	326,522	62,626
Payroll expenses	25,967	-	68,010	-
Travel expenses	47,392	41,963	108,601	76,432
General and administrative expenses	34,082	(421)	132,237	4,944

Total operating expenses	854,749	470,325	1,803,021	980,140

Loss from Operations	(854,749)	(470,325)	(1,803,021)	(980,140)

Other (Income) Expense
Impairment of notes receivable	-	-	50,000	-
Interest expense	7,562	4,537	21,267	13,019

Other (income) expense, net	7,562	4,537	71,267	13,019

Loss before Income Tax Provision	(862,311)	(474,862)	(1,874,288)	(993,159)

Income Tax Provision	-	-	-	-

Net Loss	$(862,311)	$(474,862)	$(1,874,288)	$(993,159)

Net Loss Per Common Share:
- basic and diluted	$(0.11)	$(0.08)	$(0.26)	$(0.18)

Weighted average common shares outstanding:
- basic and diluted	7,541,432	5,841,720	7,292,737	5,545,445

See accompanying notes to the financial statements.

F- 3

Loton, Corp
Statement of Stockholders' Equity (Deficit)
For the Interim Period Ended January 31, 2014 (Unaudited) and for the Fiscal Year Ended April 30, 2013 (Audited)

	Common Stock Par Value $0.001		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, April 30, 2012	5,370,000	$5,370	$443,788	$(749,135)	$(299,977)

Amortization of warrants issued to related party for services received			27,528		27,528

Issuance of common shares for cash at $1.00 per share	375,000	375	374,625		375,000

Issuance of common shares for cash at $1.00 per share	200,000	200	199,800		200,000

Issuance of common shares for cash at $1.00 per share	50,000	50	49,950		50,000

Issuance of stock option to purchase 250,000 common shares to a Director for services on January 29, 2013			170,000		170,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013	100,000	100	99,900		100,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013			(100,000)		(100,000)

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013	100,000	100	99,900		100,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013			(100,000)		(100,000)

Amortization of deferred director services			50,000		50,000

Issuance of common stock to Advisory member and consultants for two years services on January 29, 2013 earned during the period	70,000	70	69,930		70,000

Net loss				(1,524,559)	(1,524,559)

Balance, April 30, 2013	6,265,000	6,265	1,385,421	(2,273,694)	(882,008)

Amortization of warrants issued to related party for services received			20,646		20,646

Amortization of deferred director services			100,000		100,000

Issuances of common shares for cash at $1.00 per share	1,250,000	1,250	1,248,750		1,250,000

Former director's 50,000 vested shares forfeited at par	(50,000)	(50)	50		-

Former director's 50,000 unvested shares forfeited at par	(50,000)	(50)	50		-

Issuance of common stock to Advisory member and consultants for two years services on January 29, 2013 and earned during the period	210,000	210	209,790		210,000

Issuance of common stock to Advisory member for one year service in October and December 2013 earned during the period	183,333	183	183,150		183,333

Issuance of common stock to Advisory member and consultants for one year service in October and November 2013 earned during the period	38,750	39	38,711		38,750

Net loss				(1,874,288)	(1,874,288)

Balance, January 31, 2014	7,847,083	$7,847	$3,186,568	$(4,147,982)	$(953,567)

See accompanying notes to the financial statements.

F- 4

Loton, Corp
Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2014	January 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,874,288)	$(993,159)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of notes receivable	50,000	-
Depreciation expense	1,108	2,377
Equity based compensation	552,729	190,646
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(240,939)	(5,691)
Accounts payable and accrued expenses	213,828	24,660
Accrued interest on notes payable - related party	21,267	13,019
Payroll liabilities	6	-
Non-current management service obligation - related party	250,002	250,002

NET CASH USED IN OPERATING ACTIVITIES	(1,026,287)	(518,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(50,000)	-
Purchases of office equipment	(2,164)	(11,424)

NET CASH USED IN INVESTING ACTIVITIES	(52,164)	(11,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related party	(23,347)	(44,619)
Proceeds from note payable - related party	200,000	150,000
Proceeds from sale of common stock	1,250,000	575,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,426,653	680,381

NET CHANGE IN CASH	348,202	150,811

Cash at beginning of the period	1,956	49,689

Cash at end of the period	$350,158	$200,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

F- 5

Loton, Corp
January 31, 2014 and 2013
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

Note 2 - Significant and Critical Accounting Policies and Practices

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

F- 6

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses,  and payroll liabilities approximate their fair values because of the short maturity of these instruments.

F- 7

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

F- 8

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

F- 9

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended January 31, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive
	Common Shares
	For the interim	For the interim
	period ended	period ended
	January 31,	January 31,
	2014	2013

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	1,125,000

On January 29, 2013, an option issued to a former Director as compensation to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.75 per share expiring seven (7) years from date of issuance which was forfeited on November 29, 2013	-	250,000

Total potentially outstanding dilutive common shares	1,125,000	1,375,000

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

As reflected in the financial statements, the Company had an accumulated deficit at January 31, 2014, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation expense was $1,108 and $2,377 for the interim periods ended January 31, 2014 and 2013, respectively.

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

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Trinad Capital Master Fund	Majority stockholder

Trinad Management, LLC	An entity owned and controlled by majority stockholder

JJAT Corp.	An entity owned and controlled by majority stockholder

Reimbursement Agreement

The Company advanced funds for expenses of JJAT Corp., an affiliate principally owned by a director and majority stockholder of the Company totaling $154,878 during the nine months ended January 31, 2014.  The Company and JJAT Corp. entered into a Reimbursement Agreement dated January 29, 2014 whereby JJAT Corp. is required to repay the Company for advances of funds for expenses made by the Company on JJAT Corp’s behalf.  The amount is included in Prepaid acquisition costs in the accompanying financial statements.

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

F- 14

 Notes Payable - Related Party

Notes payable – related party consisted of the following:

	January 31, 2014	April 30, 2013

On April 2, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on April 1, 2013; the maturity date was subsequently extended to November 1, 2014.	$150,000	$150,000

On June 21, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on June 20, 2013; the maturity date was subsequently extended to November 1, 2014.	150,000	150,000

On May 13, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on May 13, 2014.	10,000	-

On May 23, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, with principal due on May 23, 2014.	50,000	-

On June 17, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principal due on June 17, 2014.	100,000	-

On July 2, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on July 2, 2014.	10,000	-

On July 3, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, with principal due on July 3, 2014.	30,000	-

	$500,000	$300,000

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

The expected life is based on the expiration term of the warrants. As a thinly traded public entity, it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE Amex or NASDAQ Capital Market within computer data service industry which the Company plans to engage in to calculate the expected volatility. The Company calculated those five (5) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility. Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy. The risk-free interest rate is based on a yield curve of U.S. treasury interest rates on the date of valuation based on the contractual life of the warrant.

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

The management services from the related party were as follows:

	For the Interim	For the Interim
	Period Ended	Period Ended
	January 31,	January 31,
	2014	2013

(i) (a) Management services billed or accrued on a quarterly basis	$270,000	$270,000

(i) (b) Long-term management services due at the end of the term accrued	250,002	250,002

(ii) Amortization of the fair value of the warrant issued	20,646	20,646

	$540,648	$540,648

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

F- 16

Issuance of Common Stock for Obtaining Employee Services

Authorization of Stock Grants to Directors and Directors/Consultants

Jay Krigsman

On January 29, 2013, the Company granted Jay Krigsman 100,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors. These restricted shares vested on January 29, 2014, with a two (2) year lock-up period after vesting. These restricted shares were valued at $1.00 per share, the most recent PPM price, or $100,000 on the date of grant and were amortized over the vesting period, or $25,000 per quarter as directors' fees.  For the nine months ended January 31, 2014 the Company recognized $75,000 as directors' fees.

Andrew Schleimer

On January 29, 2013, the Company granted Andrew Schleimer 100,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors. These restricted shares were to be vested in one (1) year, with a two (2) year lock-up period after vesting. These restricted shares were valued at $1.00 per share, the most recent PPM price, or $100,000 on the date of grant and were being amortized over the vesting period, or $25,000 per quarter as directors' fees.  For the nine months ended January 31, 2014 the Company recognized $25,000 as directors' fees (see below).

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

On August 21, 2013, Mr. Schleimer resigned from the Company's board of directors and effective as of August 31, 2013 as a consultant to the Company. Upon Mr. Schleimer's resignation, 100,000 shares of the Company's common stock were forfeited.  In accordance with the terms of the Company’s option agreement, Mr. Schleimer’s option expired on November 29, 2013, ninety (90) days after he resigned as a consultant to the Company.  For financial reporting purposes, the Company (a) recognized $50,000 in director's compensation for the vested shares; (b) reversed $50,000 in deferred compensation for the unvested shares; and (c) recorded 50,000 vested shares as forfeited using the treasury method, by debiting Common Stock and crediting Additional Paid in Capital at par value of $0.001 per share or $50.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

On January 29, 2013, the Company entered into an Advisory Board Agreement (“Advisory Agreement”) with four (4) individuals. Pursuant to the Advisory Agreement, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 400,000 shares in aggregate of the restricted common stock of the Company. The restricted shares will vest after two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $400,000 in aggregate on the date of grant and are being amortized over the service period, or $50,000 per quarter as consulting fees. For the nine months ended January 31, 2014, the Company recognized $150,000 as consulting fees.

During the interim period ended January 31, 2014, the Company entered into Advisory Agreements with seven (7) individuals. Pursuant to the Advisory Agreements, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 700,000 shares in aggregate of restricted common stock of the Company. The restricted shares will vest after one (1) year, and are subject to a lock-up period of one (1) year after vesting. These restricted shares were valued at $1.00 per share or $700,000 in aggregate on the date of grant and are being amortized over the service period, or $175,000 per quarter as consulting fees. For the nine months ended January 31, 2014, the Company recognized $183,333 as consulting fees.

Authorization of Stock Grants to Consultants

On January 29, 2013, the Company entered into five (5) Consulting Services Agreements (“Consulting Agreements”) with five (5) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 160,000 shares of the Company’s restricted common stock to consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $160,000 on the date of grant and are being amortized over the service period, or $20,000 per quarter as consulting fees. For the nine months ended January 31, 2014, the Company recognized $60,000 as consulting fees.

F- 17

During the interim period ended January 31, 2014, the Company entered into six (6) Consulting Services Agreements (“Consulting Agreements”) with six (6) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 290,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $290,000 on the date of grant and are being amortized over the service period, or $36,250 per quarter as consulting fees. For the nine months ended January 31, 2014, the Company recognized $38,750 as consulting fees.

Warrants

(i) Warrants Issued in September 2011

On September 23, 2011, pursuant to the Management Agreement, the Company issued Trinad LLC a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of issuance.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

		Exercise		Fair Value at	Aggregate
	Number of	Price Range	Weighted Average	Date of	Intrinsic
	Warrant Shares	Per Share	Exercise Price	Issuance	Value

Balance, April 30, 2013	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, January 31, 2014	1,125,000	$0.15	$0.15	$82,575	-

Amortized, January 31, 2014	875,000	0.15	0.15	64,232	-

Unamortized, January 31, 2014	250,000	$0.15	$0.15	$18,343	-

The following table summarizes information concerning outstanding and exercisable warrants as of January 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	7.65	$0.15	1,125,000	7.65	$0.15

$0.15	1,125,000	7.65	$0.15	1,125,000	7.65	$0.15

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that there were reportable subsequent event(s) to be disclosed as follows.

On February 25, 2014, the Company entered into a non-binding Letter of Intent to acquire KOKO, a premiere multimedia and lifestyle brand and one of London’s iconic live music venues.  The Company has a ninety day period to enter into a definitive Acquisition Agreement.  Additional details of the transaction will be disclosed upon execution of a definitive agreement.

On February 26, 2014, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 200,000 shares of common stock for an aggregate purchase price of $200,000.

F- 18

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

Liquidity and Capital Resources

As of January 31, 2014, the Company had total current assets of $655,036 comprised of cash, prepaid management fees and prepaid expenses in comparison with that of $65,895 comprised of cash and prepaid expenses as of April 30, 2013. The Company had total current liabilities of $836,361 comprised primarily of notes payable of $500,000 due investors, accounts payable of $285,868 and accrued expenses of $38,675, and an advance from our Chief Executive Officer of $11,776 as of January 31, 2014 in comparison with current liabilities of $424,607 as of April 30, 2013, comprised primarily of notes payable of $300,000 due investors, accounts payable of $72,040, accrued expenses of $17,408 and an advance from our Chief Executive Officer of $35,123 as of April 30, 2013.

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

On February 26, 2014, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 200,000 shares of common stock for an aggregate purchase price of $200,000.

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

All proceeds from capital raised from investors and promissory notes to date has been and is being used for general administrative and operational purposes in the Company’s efforts to find a suitable target or merger candidate, to continue operations, and for the filing of Exchange Act reports.  The Company has nominal assets and has generated no revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable on reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Results of Operations

No revenue has been generated by the Company from December 28, 2009 (Inception) through January 31, 2014. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. These circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months is to continue its efforts to locate suitable acquisition candidates.

For the nine months ended January 31, 2014, the Company had a net loss of $1,842,395, including consulting fees and professional fees, management fees and salaries of $1,562,183, travel expenses of $108,601, general and administrative expenses of $132,237 and an impairment loss on notes receivable of $50,000.

For the nine months ended January 31, 2013, the Company had a net loss of $993,159, including consulting fees and professional fees, management fees and salaries of $898,764, travel expenses of $76,432 and general administrative expenses of $4,944.

For the three months ended January 31, 2014, the Company had a net loss of $862,311, including consulting fees and professional fees, management fees and salaries of $773,275, travel expenses of $47,392 and general and administrative expenses of $34,082.

For the three months ended January 31, 2013, the Company had a net loss of $474,862, including consulting fees and professional fees, management fees and salaries of $428,783, travel expenses of $41,963 and general administrative expenses of $(421).

For the period from December 28, 2009 (Inception) through January 31, 2014, the Company had a deficit accumulated of $4,147,982, including consulting fees, professional fees and general administrative expenses incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form S-1, the filing of the Company’s periodic reports, management services fees and travel expenses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of recurring losses that are likely to continue in the future. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective for the period ended January 31, 2014 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on January 31, 2014:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended January 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

10.1
Reimbursement Agreement, effective as of January 29, 2014, between JJAT Corp. and the Company (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: March 12, 2014	By:	/s/ Robert Ellin
Robert Ellin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Barry Regenstein
Barry Regenstein
Interim Chief Financial Officer
(Principal Financial Officer)

