Form 10-K
period 2014-04-27
LOTON, CORP
filed 2014-07-29
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 27, 2014

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

620 North Beverly Drive
Beverly Hills, California 90210
(Address of Principal Executive Offices including Zip Code)

(310) 601-2500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☒ No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of July 29, 2014, is not determinable because no active trading market had been established as of July 29, 2014.

There were 38,320,000 shares of common stock outstanding as of July 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LOTON, CORP

FORM 10-K

Explanatory Note

On April 30, 2014, Loton Corp. (the “Registrant,” the “Company,” we,” “us” or “our”) filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (the “Original Form 8-K”), with respect to our entry into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”) which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”).

In connection with entering into the Merger Agreement, the Company requested and received written accommodation from the SEC pursuant to Rule 306(c) of Regulation S-X to account for its 2014 fiscal year on a slightly-shortened, 362-day basis, in order to present financial statements for the Company as a stand-alone shell company prior to its acquisition of 50% of the voting equity of OCHL on April 28, 2014. OCHL is an operating company that merged with a wholly-owned acquisition subsidiary of the Company on such date, which was two days prior to the Company’s fiscal year-end of April 30, 2014.

Please refer to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2014, as amended on Form 8-K/A filed with the SEC on June 30, 2014 for audited consolidated financial statements of OCHL as of and for the fiscal year ended March 31, 2014 and pro forma combined financial information of Loton and OCHL as of April 30, 2014.

Forward-Looking Statements

This Current Report on Form 10-K (“Form 10-K”) and other reports filed by the Registrant from time to time with the SEC (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Registrant’s management as well as estimates and assumptions made by the Registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “may,” “will,” or the negative of these terms and similar expressions as they relate to the Registrant or the Registrant’s management identify forward-looking statements. Such statements reflect the current view of the Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Registrant’s industry, the Registrant’s operations and results of operations and any businesses that may be acquired by the Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the Registrant believes that the expectations reflected in the forward-looking statements are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results.

Part I

Item 1.	Business

Loton, Corp was incorporated in the State of Nevada on December 28, 2009 to provide 3D rendering, animation and architectural visualization services using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360 degree panorama.

On September 9, 2011, Trinad Capital Master Fund, Ltd., a Cayman Island exempted company, (“Trinad Master Fund”), entered into a Securities Purchase Agreement with Alex Kuznetsov, a shareholder and the sole director and executive officer of the Company (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Mr. Kuznetsov sold to Trinad Master Fund an aggregate of 4,000,000 shares of the Company’s common stock $.001 par value per share, representing 75% of the issued and outstanding Common Stock of the Company as of October 31, 2011. Trinad Master Fund paid $311,615 for the shares. Trinad Management, LLC (“Trinad Management”) is the investment manager of Trinad Master Fund. The managing member of Trinad Management is Robert S. Ellin. In accordance with the Purchase Agreement, effective upon the closing (a) Alex Kuznetsov resigned as the Company’s Chief Executive Officer, President and sole director, (b) Robert S. Ellin was appointed as the sole director of the Board to serve until the next annual stockholders meeting and until his successor is duly elected and qualified, (c) Robert S. Ellin was appointed President, Chairman and Chief Executive Officer of the Company. He also served as our Chief Financial Officer from April 26, 2012 until September 30, 2013. Jay Krigsman was also appointed to our Board on April 26, 2012.

On April 28, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Chief Executive Officer, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”) which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”). Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KoKo Parent’s former sole shareholder, JJAT Corp., received 29,000,000 shares of Loton, Corp common stock (“Company Common Stock”), or approximately 73.9% of the shares of the Company outstanding post-merger.

Our principal business through the operation of OCHL and its wholly-owned subsidiary OCL, is the operation the live music venue and nightclub known as KOKO in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO and broadcasted digitally. The venue has been used to record live performances which have been broadcast to an international audience. OCHL and OCL are 50% co-owned by Olly Bengough, who is our Chief Executive Officer and Director. The Company is currently in negotiation for the acquisition of Mr. Bengough’s 50% ownership of KOKO. Upon completion of an acquisition with Mr. Bengough, the Company would own 100% of OCHL and OCL.

Business Objective

The Company’s strategy is to leverage KOKO’s success and brand in live entertainment and relationships with fans, artists and advertisers via venue expansion into the United States alongside a digital/TV content and editorial platform to grow revenue, earnings and cash flow, and the Company is seeking capital to drive this process and address present working capital expenditures.

As indicated above, the Company is negotiating to acquire an additional 50% of KOKO in order to most effectively leverage the brand and execute its strategy. If Mr. Bengough fails to sell the Company his 50% interest in OCHL, then the Company plans to continue to co-operate OCHL with Mr. Bengough and seek expansion through other means such as acquisition of other live concert or event or media companies, licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries to help it co-operate OCHL and oversee its new acquisitions and business ventures in the U.S. and internationally.

The Company plans to grow and innovate by: selectively expanding into additional top global music markets, both internationally and domestically, with new venues that host artists from emerging talent to global super-stars, offer stunning lifestyle and VIP services, and deliver premium consumer music experiences; identifying, developing and growing key sponsorship and strategic advertising partnerships; utilizing KOKO’s existing venue and other Company-proposed new venues to capture originated content, create owned/co-owned branded activity and create and develop new and complimentary brand extensions and intellectual property; and creating and developing opportunities to self-promote, co-promote and license KOKO branded activity and as a way of increasing e-commerce.

Competition

Competition in the live entertainment industry is intense. We believe that OCL competes primarily on the basis of its ability to deliver quality music events and provide enhanced fan and artist experiences. We believe that OCL’s primary strengths include:

•	the quality of service delivered to artists, fans and corporate sponsors; and
•	a track record in producing live music concerts, club nights and corporate events at KOKO.

Although we believe that OCL’s products and services currently compete favorably with respect to such factors, we cannot provide any assurance that OCL can maintain its competitive position against current and potential competitors, especially those with significantly greater brand recognition, or financial, marketing, support, technical and other resources.

In the markets in which OCL produces music concerts, it faces competition from both promoters and other venue operators. We believe that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

OCL’s main competitors in the live music industry include all other live music venues in London including without limitation the Forum, Electric Brixton, the Electric Ballroom, the Village Underground and the Shepherd’s Bush Empire. Some of OCL’s competitors in the live music industry may have greater financial resources than we do which may enable them to gain a greater competitive advantage in relation to us.

In markets where OCL currently operates and/or plans to operate a venue, it competes with other venues to serve artists likely to perform in that general region. Consequently, artists have various alternatives to OCL’s venues when scheduling performances. Some of OCL’s competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets.

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

Contracts

The OCHL Shareholders’ Agreement

On February 12, 2014, (1) Mr. Bengough, and (2) KoKo UK, Mr. Ellin, Trinad Capital Master Fund Limited, Ltd. (the “Ellin Parties”) and (3) OCHL entered into a Shareholders’ Agreement (the “OCHL Shareholders’ Agreement”) pursuant to which, amongst other terms, the parties agreed that each of Mr. Ellin and Mr. Bengough shall constitute the Board of Directors of OCHL and each shall be restricted from taking actions on behalf of OCHL without the written consent of the other individual, including, but not limited to, changes in the nature of the business, amendments to governing documents, restructuring or recapitalizations, issuances of stock, purchases of material assets, entry into material contracts, incurring or guaranteeing debt, removal of any director or restructure the board of OCHL. Because OCHL is the sole parent of OCL, the Company’s ability to manage OCHL and OCL is subject to the terms of the OCHL Shareholder Agreement and Mr. Bengough’s consent is required for most material actions to be taken by OCHL and OCL, so long as the OCHL Shareholders’ Agreement remains in effect. Each of Mr. Bengough and Mr. Ellin are entitled to serve on the board of OCHL so long as the OCHL Shareholders’ Agreement is in effect, and the board cannot take action without the consent of both board members. Pursuant to the OCHL Shareholder Agreement, any cash distributions by OCHL must be distributed pro rata to each of KoKo UK and Mr. Bengough. Finally, the OCHL Shareholder Agreement restricts the transfer of shares in OCHL or OCL by KoKo UK or Mr. Bengough and grants each a right of first refusal and the right to have the proposed shares valued by an independent accounting firm and sold to the other party at a price determined by valuation rather than the price necessarily offered by the prospective purchaser.

Variation to Shareholders Agreement

On April 24, 2014, the OCHL Shareholders Agreement was amended pursuant to the terms of the Variation to Shareholders Agreement among Mr. Bengough, KoKo UK, the Ellin Parties, OCHL, OCL, JJAT and the Company which, amongst other terms, (1) joined OCL, JJAT and the Company as parties to the OCHL Shareholders Agreement, and (2) Mr. Bengough also agreed to transfer all of his interests in OCHL in exchange for 29,000,000 shares of common stock of the Company to be issued in a private placement transaction, which will constitute no less than 42.5% of the outstanding capital stock of the Company on a fully diluted basis (but before the Company’s future issuance of up to 3,200,000 shares of common stock to advisors, consultants and key employees of the Company as approved by the board) and pursuant to the OCHL Shareholders’ Agreement, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom. The Company has agreed to indemnify Mr. Bengough from any adverse tax expenses and costs required to be paid by Mr. Bengough in connection with the transfer of his interests in OCHL.

Employees

Other than one executive assistant to the Chief Executive Officer, we presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business limited time until funding and capital resources are available to implement the Company’s plan of operations.

Going Concern

The Company has nominal assets and has generated only nominal revenues since inception. The Company is dependent upon the receipt of capital investment, other financing and, as of April 28, 2014, cash generated from operations of OCHL to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, or if cash generated from operations of OCHL are not adequate to satisfy our working capital, capital expenditure and debt service requirements, the Company may not be able to implement its plan of operations. The Company may be required to obtain alternative or additional financing, from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the period ended April 27, 2014 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Management Agreement

On September 23, 2011, the Company entered into a Management Agreement with Trinad Management, LLC (the “Management Agreement”). Pursuant to the Management Agreement, Trinad Management has agreed to provide certain management services to the Company for a period of three (3) years, including, without limitation, the sourcing, structuring and negotiation of business combination transactions involving the Company. Under the Management Agreement, the Company compensates Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Management Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years from the date of the Management Agreement.

Penzance Agreement

The Company entered into Secured Convertible Note Purchase Agreements, (the "Purchase Agreements"), dated as of March 25, 2013 and September 17, 2013, as investor and collateral agent, with Penzance, LLC, d/b/a Acheven, LLC, a California limited liability company (“Penzance”). Penzance designs and develops Cost Per Click (CPC) advertising campaigns and distributes them across the web utilizing its proprietary technology platform and media buying expertise.

Pursuant to the Purchase Agreements, the Company purchased $150,000 of Secured Convertible Notes (the "Notes") out of a total $200,000 of notes offered to investors by Penzance. The Notes are secured by a Security Agreement amongst the parties.

The principal under the Notes accrues interest at a rate of 6% per annum. The Notes mature on September 17, 2015 and are pre-payable without penalty. Note holders are entitled to repurchase rights under the Notes if the Company undergoes a Fundamental Change, as such term is defined in the Notes.

The Company has the right to convert all or part of the accrued and unpaid principal due under the Notes into membership interests of Penzance comprising up to 31.67% of the fully diluted membership interests of Penzance at the time of conversion. The Company has determined the receivables attributable to this investment to be impaired because, based on current information and events, it is probable that it will be unable to collect all amounts of the investment.

Recent Financing

 On May 13, 2013, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, and principal due on May 13, 2014 and it was subsequently extended to November 13, 2014.

On May 23, 2013, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, and principal due on May 23, 2014 and it was subsequently extended to November 23, 2014.

On June 17, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principal due on June 17, 2014 and it was subsequently extended to December 17, 2014.

On July 2, 2013, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, and principal due on July 2, 2014 which has been extended to January 2, 2015.

 On July 3, 2013, the Company signed a promissory note with Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, and principal due on July 3, 2014 which has been extended to January 3, 2015.

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

Item 1A.	Risk Factors

You should carefully consider each of the following risks and all of the other information set forth in this Form 10-K. The following risks relate principally to our business, which we acquired on April 28, 2014, and our common stock. These risks and uncertainties are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

Risks Relating to Our Business

We own 50% of KOKO.

We own 50% of the shares of capital stock of OCHL. OCHL is the sole owner of OCL which owns and operates KOKO. As 50% owner of OCHL, we have the right to appoint half of the members of the board of directors of OCHL and, as a result of the OCHL Shareholders Agreement, as amended, of OCL as well. Following the Merger, the Board of OCHL is comprised of Mr. Ellin and Mr. Bengough and both manage pursuant to the terms of the OCHL Shareholders’ Agreement and the Variation Agreement. Pursuant to the OCHL Shareholder Agreement discussed above under the heading “ The OCHL Shareholder Agreement ,” and the Variation Agreement discussed above under the heading “Variation Shareholders Agreement”, we are subject to shared control of OCHL and thus of KOKO with regard to the management of KOKO so long as the OCHL Shareholder Agreement and Variation Agreement are in effect and the Company controls 50% or less of the shares of capital stock of OCHL. In the absence of control, neither we nor the other owner of 50% of OCHL, Mr. Bengough, can unilaterally implement decisions pertaining to the operation or disposition of KOKO.

Pursuant to the Variation Agreement, Mr. Bengough has agreed, promptly following the closing of the Merger, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom, and entry into mutually acceptable documentation, to transfer all shares of OCHL held by him to KoKo UK with the result that OCHL would become an indirect, wholly-owned subsidiary of the Company. There is no assurance that Mr. Bengough will obtain such satisfactory tax clearances and will close on the exchange agreement to transfer his shares of OCHL to KoKo UK, or that he will enter into a long-form employment agreement as the full-time Chief Executive Officer of the Company. If Mr. Bengough fails to close on the exchange agreement to transfer his shares of OCHL to KoKo UK, then the Company will continue to co-operate OCHL with Mr. Bengough and seek expansion through other means such as acquisition of other live concert or event or media companies, licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries. In such a case, the Company may not be able to fully leverage its strategies or to direct the expansion of the KOKO brand or enter into licensing or promotional arrangements, or to exploit the KOKO venue, without the consent of Mr. Bengough.

Our business is highly sensitive to public tastes and is dependent on our ability to maintain our attractiveness and reputation.

Our business is highly sensitive to rapidly changing public tastes and is dependent on our ability to maintain the attractiveness of our venue and reputation as a place where shows can be successfully promoted and performed.

Our business depends on relationships between key promoters, executives, agents, managers, artists and clients and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

The live music business is uniquely dependent upon personal relationships, as executives within live music companies such as ours leverage their existing network of relationships with artists, agents, promoters and managers in order to secure the rights to live music performances and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of OCL’s or our officers or other key personnel could adversely affect our business. We can give no assurance that all or any of these key employees or managers will remain with us or will retain their associations with key business contacts, including musical artists.

Similarly, OCL depends upon the Mint Group for management services including oversight of operational, financial and marketing activities. OCL’s contract with the Mint Group is of one year duration. It is generally renewed each year but there is no assurance that at the end of any given one-year term, it will be renewed. If it were not renewed, OCL would have to hire employees or enter a contract with a different service provider. There is no assurance that OCL would be able to do so successfully or within a time period that would not have a material adverse effect upon our business, financial condition and results of operations.

Another important component of our success is our ability to maintain existing and to build new relationships with third-party distribution channels, advertisers, sponsors and service providers. Any adverse change in these relationships including the inability of these parties to fulfill their obligations to our businesses for any reason, would adversely affect our business, financial condition and results of operations.

We face intense competition in the live music industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Our business is in a highly competitive industry, and we may not be able to maintain or increase our current revenue due to such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists, and, in the markets in which we promote music concerts; we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the number of sponsors, event attendance, ticket prices and fees or profit margins include:

•	unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;
•	competitors’ offerings that may include more favorable terms than we offer in order to obtain agreements for new venues or ticketing arrangements or to obtain events for the venues they operate;
•	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live entertainment providers currently offer, which may lead to a reduction in attendance at live events;
•	other entertainment options available to our audiences that we do not offer;
•	general economic conditions which could cause our consumers to reduce discretionary spending;
•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and
•	unfavorable shifts in population and other demographics which may cause us to lose audiences as people migrate to markets where we have a smaller presence, or which may cause sponsors to be unwilling to pay for sponsorship and advertising opportunities if the general population shifts into a less desirable age or geographical demographic from an advertising perspective.

Our success depends, in significant part, on entertainment and leisure events and factors adversely affecting such events could have a material adverse effect on our business, financial condition and results of operations.

A decline in attendance at or reduction in the number of live entertainment and leisure events may have an adverse effect on our revenue and operating income. In addition, during past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment and leisure events.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of our venues, events and the industry. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth.

OCL currently operates in the London market, but we plan to expand internationally which may expose us to risks not found doing business in the United Kingdom.

OCL currently provides services in the United Kingdom but we expect to expand our presence internationally. We expect to face additional risks in the case of our existing and future international operations, including:

•	political instability, adverse changes in diplomatic relations and unfavorable economic conditions in our current market and in new markets into which we may expand;
•	more restrictive or otherwise unfavorable government regulation of the music and live entertainment industries, which could result in increased compliance costs and/or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;
•	limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;
•	adverse tax consequences;
•	any failure to comply with foreign laws and regulations could subject us to fines and penalties;
•	operating in foreign countries subjects us to risk from currency fluctuations;
•	expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;
•	diminished ability to legally enforce our contractual rights in foreign countries;
•	lower levels of internet usage, credit card usage and consumer spending in comparison to those in the United Kingdom; and
•	difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by U.S. or British law and our internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively, or if so, on a cost-efficient basis.

Until such time that Mr. Bengough has closed on the exchange agreement to transfer all of his shares of OCHL to KoKo UK, our ability to expand our international operations into new jurisdictions, or further into existing jurisdictions is limited, and we cannot conduct acquisitions outside of the ordinary course under the terms of the Variation Agreement. If Mr. Bengough fails to close on the exchange agreement to transfer his shares of OCHL to KoKo UK, then the Company will need to seek expansion through other means such as acquisition of other live concert or event or media companies, seeking out licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries.

If the revenue generated by international operations is insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

OCL may fail to adequately protect its intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

OCL may fail to adequately protect its intellectual property rights or may be accused of infringing upon intellectual property rights of third parties. We regard our and OCL’s intellectual property rights, including service marks, trademarks, domain names, copyrights, trade secrets and other intellectual property (as applicable) as critical to our success.

OCL relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets, trademarks, service marks, domain names, or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

OCL has generally registered and continues to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used. OCL considers the protection of its trademarks and service marks to be important for purposes of brand maintenance and reputation. While OCL vigorously protects its trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which OCL may operate, and contractual disputes may affect the use of marks governed by private contract. As we expand internationally, we may become aware of third parties in other jurisdictions that already own prior rights to the KOKO trademark. Depending on the circumstances, we may deem it appropriate, for instance, to acquire a license or a consent from any such prior mark owners, or we may determine to operate under a different mark in that jurisdiction. Also, OCL has generally also registered and continues to reserve and register domain names as we deem appropriate. Not every variation of a domain name may be available, however, or OCL may determine not to register it, even if available. Our or OCL’s failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

Exchange rates may cause fluctuations in our results of operations that are not related to our operations.

Because we own, through OCL, assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

There is the risk of personal injuries and accidents in connection with OCL’s live music events, which could subject us or OCL to personal injury or other claims and increase our expenses, as well as reduce attendance at OCL’s live music events, causing a decrease in our revenue.

There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with OCL’s live music events at any of our venues could also result in claims, reducing operating income or reducing attendance at our events, which could cause a decrease in our revenue. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at OCL’s venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Activities or conduct, such as illegal drug use, at OCL’s properties or the events OCL produces may expose OCL to liability, cause OCL to lose business licenses or government approvals, result in the cancellation of all or a part of an event or result in adverse publicity.

OCL is subject to risks associated with activities or conduct, such as drug use at our events or venue that are illegal or violate the terms of our OCL’s business licenses. Illegal activities or conduct at any of our events or venue may result in negative publicity, adverse consequences (including illness, injury or death) to the persons engaged in the illegal activity or others, and litigation against us. OCL has developed policies and procedures aimed at ensuring that the operation of each event is conducted in conformance with local, state and federal laws. Additionally, OCL has a ‘‘no tolerance’’ policy on illegal drug use in or around its facilities, and OCL continually monitors the actions of entertainers, fans and our employees to ensure that proper behavioral standards are met. However, such policies, no matter how well designed and enforced, cannot provide absolute assurance that the policies’ objectives are achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. The consequences of these acts may increase our costs, result in the loss or termination of the lease for OCL’s venue by the property owner, result in our inability to get the necessary permits and locations for our events, or lead to the cancellation of all or part of an event. These consequences may also make it more difficult for OCL to obtain or retain sponsorships, lower consumer demand for OCL’s events, subject OCL to liability claims, divert management’s attention from OCL’s business and make an investment in our securities unattractive to current and potential investors. These outcomes could have the effect of lowering our revenue, profitability and/or our stock price.

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, OCL may experience increased difficulty obtaining high policy limits of coverage at reasonable rates, including coverage for acts of terrorism and weather-related property damage. OCL has a material investment in property and equipment at its existing venue and may have material investments at future venues, which are located in or near major cities and which hold events typically attended by a large number of fans.

These operational, geographical and situational factors, among others, may result in significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits with deductibles that we believe to be reasonable. OCL cannot assure that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact its profitability, thereby possibly impacting our operating results and growth.

We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our venues, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot guarantee that adequate coverage limits will be available, offered at reasonable rates, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting our existing venue or any one or more of our future venues could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.

Costs associated with capital improvements could adversely affect our profitability and liquidity.

Growth or maintenance of OCL’s existing revenue depends in part on consistent investment in its venue. Therefore, OCL expects to continue to make substantial capital improvements to meet long-term increasing demand, value and revenue. OCL frequently may have a number of significant capital projects underway. Numerous factors, many of which are beyond OCL’s control, may influence the ultimate costs and timing of various capital improvements, including:

•	availability of financing on favorable terms;
•	advances in technology and related changes in customer expectations;
•	unforeseen changes in design;
•	increases in the cost of materials, equipment and labor;
•	fluctuations in foreign exchange rates;
•	litigation, accidents or natural disasters;
•	national or regional economic changes; and
•	additional venue acquisition costs.

The amount of capital expenditures can vary significantly from year to year. In addition, actual costs could vary materially from our estimates if the factors listed above and our assumptions about the quality of materials, equipment or workmanship required or the cost of financing such expenditures were to change. Construction is also subject to governmental permitting processes which, if changed, could materially affect the ultimate cost.

OCL is subject to extensive governmental regulation, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.

OCL’s operations are subject to national statutes, rules, regulations, policies and procedures, both domestically and internationally, which are subject to change at any time, governing matters such as:

•	construction, renovation and operation of our venues;
•	licensing and planning laws, including those relating to noise, security and playing copyrighted music and sound recordings;
•	human health, safety and sanitation requirements;
•	the service of food and alcoholic beverages;
•	working conditions, labor, minimum wage and hour, immigration and employment laws;
•	compliance with the DDA, DDR and regarding any operations in the US, the ADA;
•	listed building regulation;
•	compliance with United States FCPA, the United Kingdom’s Bribery Act 2010 and similar regulations in other countries;
•	advertising regulation;
•	hazardous and non-hazardous waste and other environmental protection laws;
•	sales and other taxes and withholding of taxes;
•	privacy laws and protection of personally identifiable information;
•	marketing activities via post, telephone, text and online; and
•	the timely filing of corporate documentation with the Company Registrar (including in relation to financial accounts).

OCL’s failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. While OCL attempts to conduct its business and operations in a manner that it believes to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to OCL’s current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities.

Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of any future litigation. Unfavorable rulings in future legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, from time to time in the future we may be subject to various claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, as further described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

Our primary strategy for growth is dependent upon our ability to lease, acquire and develop live music venues, and if we are unable to do so on acceptable terms, or at all, our results of operations could be adversely affected.

The growth strategy for our business requires access to venues to generate increasing revenue from live music events. If Mr. Bengough fails to close on the exchange agreement to transfer his shares of OCHL to KoKo UK, a wholly-owned subsidiary of the Company, then the Company may incur difficulties expanding its access to venues and its control over KOKO will be limited to matters on which it can obtain Mr. Bengough’s consent. OCL currently uses a venue that it can operate pursuant to a long-term lease with a third party. Our long-term success in the live music business will depend in part on the availability of new venues and our ability to lease these venues, as well as the closing of the exchange agreement with Mr. Bengough to acquire the remaining 50% of the shares of OCHL. Without a successful closing of this transaction, or as the Company looks to expand following such closing, we may be unable to enter into agreements for new venues on acceptable terms or at all. Our ability to obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions and competition from other promoters. If the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities.

We may continue to expand our operations through the development of live music venues and the expansion of existing live music venues, which poses a number of risks, including:

•	construction of live music venues may result in cost overruns, delays or unanticipated expenses;
•	desirable sites for live music venues may be unavailable or costly; and
•	the attractiveness of our venue locations may deteriorate over time.

Additionally, the market potential of live music venue sites cannot be precisely determined, and our live music venues may face competition in markets from unexpected sources. Newly constructed live music venues may not perform up to our expectations. We face significant competition for potential live music venue locations and for opportunities to acquire existing live music venues. Because of this competition, we may be unable to add to or maintain the number of our live music venues on terms we consider acceptable.

Our revenue depends in part on the promotional success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Such marketing activities include, among others, promotion of events and ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related merchandise and apparel. There can be no assurance that these marketing or advertising efforts will be successful or will generate revenue or profits.

We are vulnerable to the potential difficulties associated with rapid growth.

We believe that our future success depends on our ability to manage the rapid growth that we expect to achieve organically and through acquisitions and the demands and additional responsibilities that our growth will place on our management.

The following factors could present us with difficulties in managing our growth:

•	a lack of sufficient executive-level personnel;
•	the inability to successfully develop, expand and monetize our digital music, video and other content offerings;
•	an increased administrative burden on our employees;
•	the inability to attract, train, manage and retain the qualified personnel necessary to manage and operate a greater number of venues, events and other business activities; and
•	the inability to integrate acquired businesses.

If we fail to address these and other challenges associated with our anticipated growth, our growth itself may fail to materialize, we may grow without achieving profitability, we may have difficulty with our internal controls and procedures and the quality of our events and other offerings may decline, among other things. Any of these could harm our business and financial results.

OCL may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters or similar events, may substantially decrease the use of and demand for our services and the attendance at live music events, which may decrease OCL’s revenue or expose it to substantial liability. The terrorism and security incidents in the past, military actions in foreign locations and periodic elevated terrorism alerts have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

Following past terrorism actions, some artists refused to travel or book tours, which adversely affected our business. The occurrence or threat of future terrorist attacks, military actions by the United States or others, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States, the United Kingdom and other foreign countries where we may do business in the future.

To service OCL’s lease obligations and to fund potential acquisitions and capital expenditures, OCL will require a significant amount of cash, which depends on many factors beyond our control.

OCL’s ability to service its lease obligations and to fund potential acquisitions and capital expenditures will require a significant amount of cash, which depends on many factors beyond our control. This is, to an extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that OCL’s business will generate sufficient cash flow or that future borrowings will be available to OCL in an amount sufficient to enable OCL to pay its lease obligations or to fund its other liquidity needs. If OCL’s future cash flow from operations and other capital resources are insufficient to pay its obligations as they occur or to fund its liquidity needs, it may be forced to reduce or delay business activities and capital expenditures, sell assets or obtain additional equity capital.

These measures might also be unsuccessful or inadequate in permitting OCL to meet scheduled lease obligations. It may be unable to restructure or refinance its obligations and obtain debt or equity financing or sell assets on satisfactory terms or at all. Capital markets have been volatile in the recent past; a downturn could negatively impact our ability to access capital should the need arise. As a result, the inability to meet OCL’s lease obligations could cause it to default on those obligations. Any such defaults could materially harm our financial condition and liquidity.

Risks Relating to Our Common Stock

We cannot predict the prices at which our common stock may trade.

The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;
•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;
•	our loss of or inability to obtain significant popular artists;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	announcements by us or our competitors of significant contracts, acquisitions or divestitures;
•	the publication by securities analysts of financial estimates or reports about our business;
•	changes by securities analysts of earnings estimates or reports, or our inability to meet those estimates or achieve any goals described in those reports;
•	the disclosure of facts about our business that may differ from those assumed by securities analysts in preparing their estimates or reports about us;
•	media reports, whether accurate or inaccurate;
•	the operating and stock price performance of other comparable companies;
•	overall market fluctuations; and
•	general economic conditions.

In particular, the realization of any of the risks described in these Risk Factors could have a significant and adverse impact on the market price of our common stock.

In addition, in the past, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial legal costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

We have no plans to pay dividends on our common stock, which could affect its market price.

We currently intend to retain any future earnings to finance the growth, development and expansion of our business and/or to repay existing indebtedness. Accordingly, we do not intend to declare or pay any dividends on our common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be at the sole discretion of the board of directors after taking into account various factors, including our financial condition, results of operations, cash flow from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Nevada law.

Accordingly, holders of common stock will not receive cash payments on their investment and the market price may be adversely affected.

Future sales or other issuances of our common stock could adversely affect its market price.

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of July 25, 2014, there were 38.2 million shares of Company common stock outstanding (including 1.175 million shares of unvested restricted stock awards), and a warrant to purchase 1.125 million shares of common stock at an exercise price of $0.15 per share.

We continually explore acquisition opportunities consistent with our strategy. These acquisitions may involve the payment of cash, the incurrence of debt or the issuance of common stock or other securities. Any such issuance could be at a valuation lower than the trading price of our common stock at the time. The price of our common stock could also be affected by possible sales of our common stock by hedging or arbitrage trading activity that may develop involving our common stock.

Our directors and officers do not have the ability to control or to submit to stockholders for approval matters related to the operations of OCHL, OCL or KOKO.

Pursuant to the OCHL Shareholder Agreement and the Variation Agreement, the Company is restricted from taking actions on behalf of OCHL without the written consent of Mr. Bengough, and Mr. Bengough’s consent is required for most material actions to be taken by OCHL and OCL, so long as the OCHL Shareholder’s Agreement and the Variation Agreement remain in effect. This severely limits the power of the shareholders of the Company to vote to take actions with respect to KOKO’s business. Until the closing of Mr. Bengough’s transfer of all of his shares of OCHL to the Company in exchange for 29,000,000 shares of Company Common Stock, the management of the Company will need to make decisions relating to the operations of KOKO in consultation with Mr. Bengough and subject to the terms of the OCHL Shareholders Agreement and the Variation Agreement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property

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

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. The common stock is eligible for trading on QB Tier of the Over-the-Counter Bulletin Board under the symbol “LTNR,” but a trading market has not developed to date. As of July 21, 2014, there were approximately 37 holders of record of the common stock.

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

For each of the above, we relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act because, among other reasons, the offerees/issuees were accredited investors who were not subject to any general solicitation.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

On April 28, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Chief Executive Officer, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”) which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”). Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KoKo Parent’s former sole shareholder, JJAT Corp., received 29,000,000 shares of Loton, Corp common stock (“Company Common Stock”), or approximately 73.9% of the shares of the Company outstanding post-merger. On May 1, 2014 Olly Bengough was appointed to our Board as a Director and was appointed our Chief Executive Officer with Rob Ellin remaining as our President and Executive Chairman.

As a result of the Merger, we have abandoned our prior business plan and are now pursuing the business of OCL as our sole business. OCHL was incorporated in England and Wales on October 17, 2012 to become a comprehensive digital music and entertainment company. OCHL wholly-owns OCL, a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO located in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO. The venue has been used to record live performances which have been broadcast to an international audience.

OCL’s present business model is to operate with a relatively small internal team of key personnel. OCL also engages the Mint Group, a related-party contractor, to provide management services. In addition, OCL engages the services of technical security functions through external contractors.

KOKO has a single, well-established venue. The Company’s strategy is to leverage KOKO’s success and brand in live entertainment and relationships with fans, artists and advertisers via venue expansion into the United States alongside a digital/TV content and editorial platform, to grow revenue, earnings and cash flow. In order to most effectively leverage the brand and execute its strategy, the Company is dependent on Mr. Bengough promptly transferring his shares of OCHL to KoKo UK, as agreed under a Variation Agreement, which would cause the Company to control 100% of the operations of KOKO. The closing of this exchange agreement is subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom and mutually acceptable transaction documents, and there is no assurance that Mr. Bengough will obtain such satisfactory tax clearances and that he will close on the exchange agreement. If Mr. Bengough fails to close on the exchange agreement to transfer his shares of OCHL to KoKo UK, then the Company will continue to co-operate OCHL with Mr. Bengough and seek expansion through other means such as acquisition of other live concert or event or media companies, licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries to help it co-operate OCL and oversee its new acquisitions and business ventures in the U.S., and internationally.

The Company’s strategy is to grow and innovate through the initiatives listed below:

•	Selectively expanding into additional top global music markets, both internationally and domestically, with new venues that host artists from emerging talent to global super-stars, offer a stunning lifestyle and VIP services, and deliver premium consumer music experiences.
•	Identifying, developing and growing key sponsorship and strategic advertising partnerships. The Company’s goal is to continue to drive growth in this area and capture a larger share of the music sponsorship market. It will focus on expanding and developing new relationships with corporate sponsors to provide them with targeted strategic programs through the Company’s unique relationship with fans and artists, its distribution network of venues, and its online presence. The Company will continue to look for innovative new products and offerings that give its sponsors and advertisers a unique ability to reach consumers through the power of live music.
•	Utilizing KOKO’s existing venue and other Company-proposed new venues to capture original content, create owned/co-owned branded activity and create and develop new and complimentary brand extensions and intellectual property.
•	Creating and developing opportunities to self-promote, co-promote and license KOKO branded activity and as a way of increasing e-commerce.

Accomplishment of the foregoing initiatives, in the absence of the closing of the exchange agreement with Mr. Bengough, could affect the Company’s ability to fully execute its strategy to leverage OCL’s existing venue and create co-branded and brand extensions and to create and develop opportunities to promote and license KOKO branded activity. The Company would otherwise seek to acquire other live concert venues or event or media companies, enter into other licensing opportunities and hire skilled personnel in the concert venue, event, media and night-club operations industries to help it co-operate OCL and oversee these strategies.

Liquidity and Capital Resources

As of April 27, 2014, the Company had assets equal to $349,191, comprised of cash of $85,608, prepaid acquisition costs of $195,502, prepaid management services fee to related party of $60,000, and net office equipment of $8,081. This compares with assets of $70,381, comprised of cash of $1,956, prepaid expenses of $3,939 and prepaid management services fee to related party of $60,000 and net office equipment of $4,486 as of April 30, 2013. The Company had current liabilities of $1,230,428 mainly comprised of short term notes of $500,000 outstanding to investors and accounts payable and accrued expenses of $730,428 as of April 27, 2014. This compares with current liabilities of $424,607, mainly comprised of short term notes of $300,000 outstanding to investors, an advance from our Chief Executive Officer of $35,123 and accounts payable and accrued expenses of $89,448 as of April 30, 2013.

The Company has nominal assets and has generated only nominal revenues since inception. The Company is dependent upon the receipt of capital investment, other financing and, as of April 28, 2014, cash generated from operations of OCHL, to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, or if cash generated from operations of OCHL are not adequate to satisfy our working capital, capital expenditure and debt service requirements, the Company may not be able to implement its plan of operations. The Company may be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Results of Operations

Only nominal revenue has been generated by the Company from December 28, 2009 (Inception) to April 27, 2014. As a result of the Merger, we have abandoned our prior business plan and are now pursuing the business of OCL as our sole business. OCHL was incorporated in England and Wales on October 17, 2012 to become a comprehensive digital music and entertainment company. OCHL wholly-owns OCL, a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO located in Camden, London.

For the period ended April 27, 2014, the Company had a net loss of $3,399,541 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports and other transactional matters including those related to the Merger and management fees.

For the fiscal year ended April 30, 2013, the Company had a net loss of $1,524,559, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and other transactional matters and management fees.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and that require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include assumption as a going concern, fair value of long-lived assets, valuation allowance for deferred tax assets and estimates and assumptions used in valuation of equity instruments. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described below as our critical accounting policies. Due to the inherent uncertainty involved in making estimates, actual results may differ from those estimates under different assumptions or conditions. See “Notes to the Financial Statements-Note 2 Summary of Significant Accounting Policies.”

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method , i.e., expected term = ((vesting term + original contractual term) / 2) , if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Department of the Treasury’s daily treasury yield curve rates in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Loton, Corp.

April 27, 2014 and April 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loton, Corp.

Los Angeles, California

We have audited the accompanying balance sheets of Loton, Corp. (the “Company”) as of April 27, 2014 and April 30, 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the reporting periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 27, 2014 and April 30, 2013 and the results of its operations and its cash flows for the reporting periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at April 27, 2014, a net loss and net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
July 29, 2014

Loton, Corp

Balance Sheets

	April 27, 2014	April 30, 2013

ASSETS
CURRENT ASSETS:
Cash	$85,608	$1,956
Prepaid acquisition costs	195,502	3,939
Prepaid management service - related party	60,000	60,000

Total Current Assets	341,110	65,895

OFFICE EQUIPMENT:
Office equipment	11,094	5,854
Accumulated depreciation	(3,013)	(1,368)

Office Equipment, net	8,081	4,486

SECURED CONVERTIBLE NOTES RECEIVABLE:
Secured convertible notes receivable	150,000	100,000
Accumulated impairment	(150,000)	(100,000)

Secured Convertible Notes Receivable, net		-

Total Assets	$349,191	$70,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$684,438	$72,040
Accrued interest on notes payable – related party	45,990	17,408
Notes payable - related party	500,000	300,000
Payroll liabilities	-	36
Advances from related party	-	35,123

Total Current Liabilities	1,230,428	424,607

LONG-TERM SERVICE ARRANGEMENT - RELATED PARTY	861,118	527,782

Total Liabilities	2,091,546	952,389

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001 : 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock par value $0.001: 75,000,000 shares authorized, 8,576,666 and 6,265,000 shares issued and outstanding, respectively	8,576	6,265
Additional paid-in capital	3,922,304	1,385,421

Accumulated deficit	(5,673,235)	(2,273,694)

Total Stockholders' Deficit	(1,742,355)	(882,008)

Total Liabilities and Stockholders' Deficit	$349,191	$70,381

See accompanying notes to the financial statements.

Loton, Corp

Statements of Operations

	For the Period	For the Fiscal Year
	Ended	Ended
	April 27, 2014	April 30, 2013

Revenue	$-	$-

Operating Expenses
Consulting fees	1,248,796	401,700
Management services - related party	720,864	720,864
Professional fees	895,074	112,743
General and administrative expenses	456,225	171,849

Total operating expenses	3,320,959	1,407,156

Loss from Operations	(3,320,959)	(1,407,156)

Other (Income) Expense
Impairment of notes receivable	50,000	100,000
Interest expense	28,582	17,403

Other (income) expense, net	78,582	117,403

Loss before Income Tax Provision	(3,399,541)	(1,524,559)

Income Tax Provision	-	-

Net Loss	$(3,399,541)	$(1,524,559)

Net Loss Per Common Share:
- basic and diluted	$(0.43)	$(0.26)

Weighted average common shares outstanding:
- basic and diluted	7,839,178	5,842,611

See accompanying notes to the financial statements.

Loton, Corp

Statement of Stockholders' Equity (Deficit)

For the Periods Ended April 27, 2014 and April 30, 2013

	Common Stock, $0.001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at Apr. 30, 2012	5,370,000	$5,370	$443,788	$(749,135)	$(299,977)

Amortization of warrants issued to related party for services received			27,528		27,528

Issuance of common shares for cash at $1.00 per share	375,000	375	374,625		375,000

Issuance of common shares for cash at $1.00 per share	200,000	200	199,800		200,000

Issuance of common shares for cash at $1.00 per share	50,000	50	49,950		50,000

Issuance of stock option to purchase 250,000 common shares to a Director for services on January 29, 2013			170,000		170,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013	200,000	200	199,800		200,000

Restricted common shares granted to Directors for future services valued at $1.00 per share on January 29, 2013			(200,000)		(200,000)

Amortization of deferred director services			50,000		50,000

Issuance of common stock to Advisory member and consultants for two years services on January 29, 2013 earned during the period	70,000	70	69,930		70,000

Net loss				(1,524,559)	(1,524,559)

Balance at Apr. 30, 2013	6,265,000	6,265	1,385,421	(2,273,694)	(882,008)

Amortization of warrants issued to related party for services received			27,528		27,528

Amortization of deferred director services			100,000		100,000

Issuance of common shares for cash at $1.00 per share	1,450,000	1,450	1,448,550		1,450,000

Former director's 50,000 vested shares forfeited at par	(50,000)	(50)	50		-

Former director's 50,000 unvested shares forfeited at par	(50,000)	(50)	50		-

Issuance of common stock to Advisory member and consultants for two years services on January 29, 2013 earned during the period	490,000	490	489,510		490,000

Issuance of common stock to Advisory member for one year service in October and December 2013 earned during the period	358,333	358	357,975		358,333

Issuance of common stock to Advisory member and consultants for one year service in October and November 2013 earned during the period	81,250	81	81,169		81,250

Issuance of common stock to consultants for one year service in February and April 2014 and earned during the period	32,083	32	32,051		32,083

Net loss				(3,399,541)	(3,399,541)

Balance at Apr. 27, 2014	8,576,666	$8,576	$3,922,304	$(5,673,235)	$(1,742,355)

See accompanying notes to the financial statements.

Loton, Corp

Statements of Cash Flows

	For the Period	For the Fiscal Year
	Ended	Ended
	April 27, 2013	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,399,541)	$(1,524,559)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of notes receivable	50,000	100,000
Depreciation expense	1,645	1,176
Equity based compensation	1,089,194	317,528
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(191,563)	(3,939)
Accounts payable and accrued expenses	612,398	60,798
Accrued interest on notes payable – related party	28,582	17,408
Payroll liabilities	(36)	36
Non-current management service obligation – related party	333,336	333,336

NET CASH USED IN OPERATING ACTIVITIES	(1,475,985)	(698,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(50,000)	(100,000)
Purchases of office equipment	(5,240)	-

NET CASH USED IN INVESTING ACTIVITIES	(55,240)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment to) related party	(35,123)	(24,517)
Proceeds from note payable - related party	200,000	150,000
Proceeds from sale of common stock	1,450,000	625,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,614,877	750,483

NET CHANGE IN CASH	83,652	(47,733)

Cash at beginning of the year	1,956	49,689

Cash at end of the year	$85,608	$1,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Loton, Corp

April 27, 2014 and April 30, 2013

Notes to the Financial Statements

Note 1 - Organization and Operations

Loton Corp

Loton, Corp (the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009. The Company intended to provide 3D rendering, animation and architectural visualization services to architects, builders, advertising agencies, interior designers, home renovators, home owners and various sectors which have need of 3D visualization in North America.

On April 30, 2014, Loton Corp. filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (the “Original Form 8-K”), with respect to our entry into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”) which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”).

Fiscal Year End

In connection with the Merger Agreement, the Company requested and received accommodation from the SEC to account for its 2014 fiscal year on a slightly-shortened, 362-day basis, in order to present financial statements for the Company as a stand-alone shell company prior to the shell’s acquisition of 50% of OCHL, on April 28, 2014. OCHL is an operating company that merged with a wholly-owned acquisition subsidiary of the Company on such date, which was two days before the Company’s fiscal year-end of April 30, 2014.

During the reporting period ended April 27, 2014, the Company was inactive and was seeking a suitable candidate for a business combination.

Note 2 - Summary of Significant Accounting Policies

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reporting amounts of revenues and expenses during the reporting period(s).

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

Notes receivable

Notes receivable are recorded, net of accumulated impairment. Interest income is recorded when collectability is reasonably assured.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended April 27, 2014 or April 30, 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Reporting Period Ended April 27, 2014	For the Reporting Period Ended April 30, 2013

On September 23, 2011, a warrant issued to Trinad Management LLC as compensation to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	1,125,000

On January 29, 2013, an option to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.75 per shares expiring seven (7) years from date of issuance which was forfeited on November 29, 2013	-	250,000

Total potentially outstanding dilutive common shares	1,125,000	1,375,000

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

The company has limited operations and is considered to be in the development stage. The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at April 27, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Prior to the Merger, the Company was seeking a suitable candidate for a business combination; however, notwithstanding the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to execute its strategy and in its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Office Equipment

Office equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	April 27, 2014	April 30, 2013

Office equipment	5	$11,094	$5,854

Less accumulated depreciation		(3,013)	(1,368)

		$8,081	$4,486

Depreciation Expense

Depreciation expense was $1,645 and $1,176 for the periods ended April 27, 2014 and April 30, 2013, respectively.

Impairment

The Company completed the annual impairment test of office equipment and determined that there was no impairment as the fair value of office equipment exceeded their carrying values at April 27, 2014.

Note 5 - Notes Receivable

On March 25, 2013, the Company purchased $100,000 of secured convertible notes (the “Notes”) which mature on March 25, 2015 with interest payable annually at rate of 6%. On September 17, 2013, the maturity date of the Notes was extended to September 17, 2015.

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

Note 6 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Trinad Capital Master Fund	Majority stockholder of the Company

Trinad Management, LLC	An entity owned and controlled by majority stockholder of the Company

JJAT Corp.	An entity owned and controlled by majority stockholder of the Company

Reimbursement Agreement

The Company advanced funds for expenses of JJAT Corp., an affiliate principally owned by a director and majority stockholder of the Company totaling $195,502 during the period ended April 27, 2014. The Company and JJAT Corp. entered into a Reimbursement Agreement dated January 29, 2014 whereby JJAT Corp. is required to repay the Company for advances of funds for expenses made by the Company on JJAT Corp’s behalf. The amount is included in Prepaid acquisition costs in the financial statements.

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Note Payable - Related Party

Notes payable – related party consisted of the following:

	April 27, 2014	April 30, 2013

On April 2, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on April 1, 2013; the maturity date was subsequently extended to November 1, 2014.	$150,000	$150,000

On June 21, 2012, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on June 20, 2013; the maturity date was subsequently extended to November 1, 2014.	150,000	150,000

On May 13, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on May 13, 2014. The maturity date was subsequently extended to November 13, 2014.	10,000	-

On May 23, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, with principal due on May 23, 2014. The maturity date was subsequently extended to November 23, 2014.	50,000	-

On June 17, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principal due on June 17, 2014. The maturity date was subsequently extended to December 17, 2014.	100,000	-

On July 2, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on July 2, 2014. The maturity date was subsequently extended to January 2, 2015.	10,000	-

On July 3, 2013, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, with principal due on July 3, 2014. The maturity date was subsequently extended to January 3, 2015.	30,000	-

	$500,000	$300,000

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

The management services from the related party were as follows:

	For the Reporting Period Ended April 27, 2014	For the Reporting Period Ended April 30, 2013

(i) (a) Management services billed or accrued on a quarterly basis	$360,000	$360,000

(i) (b) Long-term management services due at the end of the term accrued	333,336	333,336

(ii) Amortization of the fair value of the warrant issued	27,528	27,528

	$720,864	$720,864

Note 7 - Stockholders’ Equity (Deficit)

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

Issuance of Common Stock for Obtaining Employee Services

Authorization of Stock Grants to Directors and Directors/Consultants

Jay Krigsman

On January 29, 2013, the Company granted Jay Krigsman 100,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors. These restricted shares vested on January 29, 2014, with a two (2) year lock-up period after vesting. These restricted shares were valued at $1.00 per share, the most recent PPM price, or $100,000 on the date of grant and were amortized over the vesting period, or $25,000 per quarter as directors' fees. For the period ended April 27, 2014 the Company recognized $75,000 as directors' fees.

Andrew Schleimer

On January 29, 2013, the Company granted Andrew Schleimer 100,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors. These restricted shares were to be vested in one (1) year, with a two (2) year lock-up period after vesting. These restricted shares were valued at $1.00 per share, the most recent PPM price, or $100,000 on the date of grant and were being amortized over the vesting period, or $25,000 per quarter as directors' fees. For the period ended January 27, 2014 the Company recognized $25,000 as directors' fees (see below).

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

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

On January 29, 2013, the Company entered into an Advisory Board Agreement (“Advisory Agreement”) with four (4) individuals. Pursuant to the Advisory Agreement, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 400,000 shares in aggregate of the restricted common stock of the Company. The restricted shares will vest after two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $400,000 in aggregate on the date of grant and are being amortized over the service period. For the period ended April 27, 2014 and April 30, 2013, the Company recognized $350,000 and $50,000 as consulting fees, respectively.

During the period ended April 27, 2014, the Company entered into Advisory Agreements with seven (7) individuals. Pursuant to the Advisory Agreements, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 700,000 shares in aggregate of restricted common stock of the Company. The restricted shares will vest after one (1) year, and are subject to a lock-up period of one (1) year after vesting. These restricted shares were valued at $1.00 per share or $700,000 in aggregate on the date of grant and are being amortized over the service periods. For the period ended April 27, 2014, the Company recognized $358,333 as consulting fees.

Authorization of Stock Grants to Consultants

On January 29, 2013, the Company entered into four (4) Consulting Services Agreements (“2013 Consulting Agreements”) with four (4) consultants. Pursuant to the 2013 Consulting Agreements, the Company agreed to issue a total of 160,000 shares of the Company’s restricted common stock to consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $160,000 on the date of grant and were amortized over the service period as consulting fees. For the reporting period ended April 27, 2014 and April 30, 2013, the Company recognized $140,000 and $20,000 as consulting fees, respectively.

During the period ended April 27, 2014, the Company entered into seven (7) Consulting Services Agreements (“2014 Consulting Agreements”) with seven (7) consultants. Pursuant to the 2014 Consulting Agreements, the Company agreed to issue a total of 315,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $315,000 on the date of grant and are being amortized over the service period. For the period ended April 27, 2014, the Company recognized $113,333 as consulting fees.

Warrants

Warrants Issued in September 2011

On September 23, 2011, pursuant to the Management Agreement, the Company issued Trinad Management, LLC a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of issuance.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, April 30, 2013	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	$-	$-	$-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, April 27, 2014	1,125,000	$0.15	$0.15	$82,575	-

Earned and exercisable, April 27, 2014	968,750	$0.15	$0.15	$71,114	-

Unvested, April 27, 2014	156,250	$0.15	$0.15	$11,461	-

The following table summarizes information concerning outstanding and exercisable warrants as of April 27, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	7.41	$0.15	1,125,000	7.41	$0.15

$0.15	1,125,000	7.41	$0.15	1,125,000	7.41	$0.15

Options

On January 29, 2013, the Company awarded a stock option to purchase 250,000 shares of the Company’s common stock exercisable at $0.75 per share expiring seven (7) years from the date of grant to a director in conjunction with his consulting services performed for the Company, which vested upon grant.  The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The fair value of share options or equity instruments granted, estimated on the date of grant, using the Black-Scholes option-pricing model, was $170,000.  The Company recorded the entire amount as stock based compensation expense and included in consulting fees on the date of grant as the option was fully vested.

On August 21, 2013, Mr. Schleimer resigned from the Company’s board of directors and effective as of August 31, 2013 as a consultant to the Company. In accordance with the terms of the Company’s option agreement, Mr. Schleimer’s option expired on November 29, 2013, ninety (90) days after he resigned as a consultant to the Company.

Note 8 - Income Tax Provision

Deferred Tax Assets

At April 27, 2014, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $5,595,707 that may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,902,540, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $1,230,644 and $417,190 for the reporting period ended April 27, 2014 and April 30, 2013, respectively.

Components of deferred tax assets are as follows:

	April 27, 2014	April 30, 2013
Net deferred tax assets - Non-current:

Expected income tax benefit from NOL carry-forwards	$1,928,900	773,056

Impairment loss on notes receivable	(17,000)	(34,000)

Warrants issued for services	(9,360)	(67,160)

Less valuation allowance	(1,902,540)	(671,896)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Reporting Period Ended April 27, 2014	For the Reporting Period Ended April 30, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On April 30, 2014, Loton Corp. filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (the “Original Form 8-K”), with respect to our entry into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”) which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”).

On June 30, 2014, the Company filed an amendment to the Original Form 8-K with the SEC, to report Form 10-K information for OCHL for OCHL’s year ended March 31, 2014 (the “Form 8-K Amendment”).

As previously reported on our Form 8-K Amendment, in connection with the closing of the Merger, our Board has approved a change in our fiscal year-end from a fiscal year ending April 30 to a fiscal year ending on March 31, to coincide with the fiscal year-end of OCHL. Our change in fiscal year took effect on June 30, 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of April 27, 2014, our disclosure controls and procedures were effective for the period ended April 27, 2014, subject to the two material weaknesses described below.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of April 27, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of April 27, 2014. We had neither the resources, nor the personnel, to provide an adequate control environment. The following two material weaknesses in our internal control over financial reporting existed at April 27, 2014:

(i)       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended April 27, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the period ended April 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the Company’s current directors and executive officers:

Name	Age	Position

Robert S. Ellin	49	Executive Chairman, President & Director

Oliver Bengough	39	Chief Executive Officer and Director

Jay Krigsman	49	Director

Barry I. Regenstein	57	Interim Chief Financial Officer

Robert S. Ellin has served as our Executive Chairman and President and as a director since September 9, 2011 and as our Chief Executive Officer from September 9, 2011 to April 30, 2014. He also served as our Chief Financial Officer from April 26, 2012 until September 30, 2013. Mr. Ellin has more than twenty years of investment and turnaround experience. He is Managing Director and Portfolio Manager of Trinad Capital Master Fund, Ltd. Trinad Capital Master Fund, Ltd. is our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin served as a member of the board of directors from February 2005 to September 2013, and as Executive Chairman from December 2011 to April 2013, of Mandalay Digital Group, Inc. He has also served on the Board of Governors at Cedars-Sinai Hospital in Los Angeles, California since March 2007. Prior to joining Trinad Capital Master Fund, Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into THQ, Inc., Grand Toys, Forward Industries, Inc. (FORD), Majesco Entertainment and iWon.com. Mr. Ellin also completed a leveraged buyout of S&S Industries, Inc. where he served as President from 1996 to 1998. The company was the largest manufacturer in the world of underwires which had strong partnerships with leading companies including Bally’s, Maidenform, and Sara Lee. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was Manager of Retail Operations at Lombard Securities. Mr. Ellin received his Bachelor of Arts degree from Pace University.

Oliver Bengough hass served as our Chief Executive Officer and as a director of the Company since May 1, 2014. Mr. Bengough has served as CEO and co-founder of the Mint Group since 2000. He co-developed Lunasa on the Kings Road, which was shortlisted by the Evening Standard as one of the top ten bars in London. Under his management, Mint Group has amassed acclaim, notably opening Clapham-based Infernos in July 2001. Eager to service a similarly affluent clientele in neighboring Fulham, Elk Bar was launched in September 2003. Mr. Bengough also created the initial implementation of the Lovebox Festival at Clapham Junction, one of London’s and the UK’s most credible and exciting music festivals. Soon after, he launched KOKO in 2005. In 2009, Mr. Bengough launched Cinemoi, a French film channel with subtitles on Sky and Virgin. The channel went on to launch in 2012 on Direct TV into 20 million homes across the U.S., broadening the concept to the best of film and fashion.

Jay Krigsman has served as our director since April 26, 2012. Mr. Krigsman has been the Executive Vice President and Asset Manager of The Krausz Companies since 1992, where he oversees the company’s property management team and is responsible for developing and implementing strategic leasing programs. Prior to joining The Krausz Companies, Mr. Krigsman had the senior leasing responsibilities for Birtcher Development Co. Mr. Krigsman holds a Certified Commercial Investment Member designation from the CCIM Institute, a Sr. Certified Leasing Specialist designation from the International Council of Shopping Centers and holds a California Real Estate Broker’s License. Mr. Krigsman is currently a director of Lateral Media Inc. Mr. Krigsman received a B.A. in Business Administration from the University of Maryland.

Barry I. Regenstein has served as our Interim Chief Financial Officer since October 1, 2013. Mr. Regenstein served as Command Security Corporation’s President from January 2006 to March 2013, and as its Executive Vice President and Chief Operating Officer from August 2004 until December 2005, and also as its Chief Financial Officer from October 2004 to January 2013. Mr. Regenstein has over thirty years of experience including twenty-six years in operations and finance of contract services companies. Mr. Regenstein rendered consulting services for Trinad Capital, L.P., a shareholder of the Company, and its affiliates, from February 2004 until August 2004. Prior to that period, Mr. Regenstein served as a Senior Vice President and Chief Financial Officer of GlobeGround North America LLC (formerly Hudson General Corporation), an airport services company from 2001 until 2003. Mr. Regenstein also served as Vice President and Chief Financial Officer of GlobeGround North America LLC from 1997 to 2001 and was employed in various executive capacities with GlobeGround North America LLC since 1982.  Prior to joining Hudson General Corporation, he was with Coopers & Lybrand in Washington, D.C. Mr. Regenstein is a Certified Public Accountant and received a B.S. in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University. Mr. Regenstein has also held board seats in several public companies.

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

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Presently, the Chief Executive Officer of the Company is not the Chairman of the Board of the Company.

Our Board of Directors is primarily responsible for overseeing our risk management processes.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee, and during the period ended April 27, 2014, its directors and officers participated in deliberations of our Board of Directors regarding officer compensation. During the period ended April 27, 2014, no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Company’s Board of Directors, (ii) served as a director of another entity, one of whose executive officers served on our Company’s Board of Directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

Item 11. Executive Compensation

Other than as set forth on the table below, no officer of the Company receives any compensation for the services they render to the Company, has received compensation in the past, and is accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with any of our officers. We have, however, entered into an offer letter with Mr. Bengough, pursuant to which he is paid $1,333 per month as of May 1, 2014 on an interim basis until we enter into an employment agreement with him in conjunction with acquiring his remaining 50% interest in OCHL. Our executive officers may receive a salary or other compensation for services that they provide to the Company in the future, but there are not any current understandings or agreements regarding compensation our management will receive after a business combination. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal year ended April 27, 2014, and our fiscal year ended April 30, 2013, for our Chief Executive Officer and Chief Financial Officer. We have no other executive officers or individuals who are former executive officers of the Company.

Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock ($)	All Other ($)	Total ($)
Robert S. Ellin (1)	April 27, 2014	—	—	—	—	—
Chief Executive Officer	April 30, 2013	—	103,772	—	—	103,772
Barry I. Regenstein (2)	April 27, 2014	125,000	—	70,000	12,500	207,500
Interim Chief Financial Officer	April 30, 2013	—	—	—	—	—

(1)	Mr. Ellin served as our Chief Executive Officer from September 9, 2011 to April 30, 2014. We are currently a party to a Management Agreement, dated September 23, 2011 with Trinad Management, LLC, the manager of Trinad Capital Master Fund, Ltd. which is one of our principal stockholders. Mr. Ellin is the managing director of and portfolio manager for Trinad Management, LLC. Pursuant to the terms of the Management Agreement, Trinad Management, LLC provides certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination involving the Company, for (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management, LLC at any time for a period of ten (10) years.

(2)	Mr. Regenstein commenced employment with the Company on October 1, 2013 and received a grant of 100,000 shares of the Company’s restricted stock as a member of and for service on the Company’s Advisory Board which commenced on October 1, 2013. Mr. Regenstein deferred $12,500 of compensation from the month of January 2014.

Outstanding Equity Awards at April 27, 2014

Our named executive officers held no outstanding options. Mr. Regenstein received a grant of 100,000 shares of the Company’s restricted stock as a member of and for service on the Company’s Advisory Board which commenced on October 1, 2013. The shares vest on the one year anniversary of his Advisory Board Consulting Agreement or October 1, 2014. The market value of the shares is $100,000. The company accounts for its stock based compensation under the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. See “Stock-Based Compensation for Obtaining Employee Services,” above.

Director Compensation

There was no compensation paid to our current directors during the period ended April 27, 2014.

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

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has one class of its stock outstanding, its common stock. The following table sets forth certain information as of July 25, 2014, with respect to the beneficial ownership of our common stock for (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director and executive officer of the Company, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and address of beneficial owner	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

Certain Beneficial Owners and Named Executive Officers

Robert S. Ellin (2)(3)	34,125,000	86.51%

Sandor Capital Master Fund (4)	1,675,000	4.39%

Barry Regenstein (5)	100,000	0.26%

Directors and Director Nominees*

Jay Krigsman (6)	336,784	0.88%

Oliver Bengough	-	-

All officers and directors as a group (4 persons)	34,561,784	87.62%

*Information with respect to our common shares that are owned by Mr. Ellin, who is also a member of our Board, is set forth above in this table under the heading “Certain Beneficial Owners and Named Executive Officers.”

(1)         For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of July 29, 2014 and in accordance with SEC rules are deemed to be issued and outstanding and have been outstanding in calculating the percentage ownership of those individuals. Except as noted in the preceding sentence, all percentages for common stock are calculated based upon a total of 38,320,000 shares outstanding as of July 25, 2014.

(2)         4,000,000 shares of the Company are owned by Trinad Capital Master Fund, Ltd. Robert Ellin is the portfolio manager of Trinad Capital Master Fund, Ltd. and is deemed to have voting and dispositive power over such shares.  Trinad Management, LLC owns warrants to purchase 1,125,000 shares of common stock of the Company issuable upon the exercise of a 10 year warrant.  The warrant may be exercised in whole or in part at an exercise price of $0.15 per share.  Robert Ellin is the managing member of Trinad Management, LLC and is deemed to have voting and dispositive power over such shares.  29,000,000 shares of common stock are owned by JJAT Corp., an entity owned by Mr. Ellin, pursuant to the Merger Agreement, and Mr. Ellin is deemed to have voting and dispositive power over such shares.  Accordingly, securities owned by these entities may be regarded as being beneficially owned by Mr. Ellin.  Mr. Ellin disclaims beneficial ownership in the shares held by Trinad Management, and Trinad Capital Master Fund.  The address for Mr. Ellin, JJAT Corp. Trinad Management and Trinad Capital Master Fund is 4751 Wilshire Blvd., 3rd Floor, Los Angeles, CA 90010.  See “ Certain Relationships and Related Transactions, and Director Independence - Management Agreement .”

(3)         Does not include 231,648 shares held in family trusts as to which Mr. Ellin does not exercise voting dispositive power.

(4)         John Lemak is the principal of Sandor Capital Master Fund, and its address is 2828 Routh St., Ste. 500, Dallas TX 75201.

(5)         Includes 100,000 shares of restricted common stock of the Company, issued to Mr. Regenstein on October 1, 2013 for services as an Advisory Board member of the Company. The shares vest on the first anniversary of the date of the grant and are subject to a one-year restriction on transfer following the vesting date.

(6)         Includes 100,000 shares of restricted common stock of the Company, issued to Mr. Krigsman on January 29, 2013 for services as a director to the Company. The shares vested on the first anniversary of the date of the grant and are subject to a two-year restriction on transfer following the vesting date.

Director Independence

Our Board of Directors has determined that Jay Krigsman would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Further, although we do not presently have established separately designated audit, nominating or compensation board committees, Mr. Krigsman would qualify as “independent” under Nasdaq Listing Rules applicable to such board committees. Messrs. Ellin and Bengough would not qualify as “independent” under Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because Mr. Ellin currently serves as our Executive Chairman and President and Mr. Bengough serves as our Chief Executive Officer.

Item 13.            Certain Relationships and Related Transaction, and Director Independence

The Company presently is provided office space by its principal stockholder, Trinad Capital Master Fund, Ltd. at no cost. The Company’s management determined that such cost is nominal and did not recognize rent expense in its financial statements. Robert Ellin, the Company’s Executive Chairman, Director and controlling shareholder, is the Managing Director of Trinad Capital Master Fund, Ltd. Following the Merger, the Company is seeking out new office space in the Los Angeles area.

Management Agreement

On September 23, 2011, the Company entered into a Management Agreement with Trinad Management, LLC (the “Management Agreement”). Pursuant to the Management Agreement, Trinad Management has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years from the date of the Management Agreement.

Company Promissory Notes

On April 2, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Capital Master Fund, Ltd. The note originally matured on April 1, 2013, but the maturity date was extended to November 1, 2014 by the parties, pursuant to a Note Extension Agreement dated November 1, 2013. The note is subject to interest at an annual rate of 6%. Robert Ellin, the Company’s Executive Chairman, Director and controlling shareholder, is the Managing Director of Trinad Capital Master Fund, Ltd.

On June 21, 2012, the Company issued a promissory note in the amount of $150,000 to Trinad Capital Master Fund, Ltd. The note originally matured on June 20, 2013, but the maturity date was extended to November 1, 2014 by the parties pursuant to a Note Extension Agreement dated November 1, 2013. The Note is subject to interest at an annual rate of 6%. Robert Ellin, the Company’s Executive Chairman, Director and controlling shareholder, is the Managing Director of Trinad Capital Master Fund, Ltd.

We entered into a series of promissory notes dated May 13, May 23, June 17, July 2 and July 3, 2013 with Trinad Capital Master Fund, Ltd. to borrow a total of $200,000 from Trinad Capital Master Fund, Ltd. The notes originally matured on the first anniversary of the date that they were entered into, but the maturity dates were extended to six months after their respective original maturity dates. Robert Ellin the Company’s Executive Chairman, Director and controlling shareholder, is the Managing Director of Trinad Capital Master Fund, Ltd.

In connection with the Merger, the Company entered into an OCHL Junior Promissory Note with Mr. Bengough dated April 28, 2014, to be repaid $494,749 of transaction expenses, due October 28, 2015 that accrues interest at a rate of 8% per annum. Outstanding interest payable under the OCHL Junior Promissory Note is due on the first anniversary of the note with the balance payable upon maturity of the note. So long as the note is outstanding, OCHL shall not make any distributions or pay any compensation to Mr. Ellin or Mr. Bengough and the net proceeds from any debt and equity financings obtained by OCHL or OCL, as allowed, shall be applied as prepayments under the note and such amounts paid shall be credited against the outstanding principal and interest owed under the note.

Item 14.            Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Li and Company, PC, our independent registered public accounting firm for the audit of our annual financial statements for the period ended April 27, 2014 were $32,000, and for the year ended April 30, 2013 were $18,500.

Audit-Related Fees

During the periods ended April 27, 2014 and April 30, 2013, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance was $0 for the period ended April 27, 2014 and $1,600 for the year ended April 30, 2013.

All Other Fees

During the periods ended April 27, 2014 and April 30, 2013, there were no fees billed for products and services provided by our principal accountants other than those set forth above.

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

LOTON, CORP

Date: July 29, 2014	By:	/s/Robert S. Ellin
Robert S. Ellin
Executive Chairman
(Principal Executive Officer)

Date: July 29, 2014	By:	/s/Barry I. Regenstein
Barry I. Regenstein
Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Executive Chairman and Director	July 29, 2014
Robert S. Ellin	(Principal Executive Officer)

/s/ Oliver Bengough	Chief Executive Officer and Director	July 29, 2014
Oliver Bengough

/s/ Jay Krigsman	Director	July 29, 2014
Jay Krigsman

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Articles of Incorporation (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).
Form of Warrant, dated September 23, 2011 issued to Trinad Management, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2011, and incorporated herein by reference).

3.3	Amendment to Bylaws of the Company dated April 24, 2014 (previously filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

4.1	Form of Warrant, dated September 23, 2011 issued to Trinad Management, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2011, and incorporated herein by reference).

4.2	Form of Note, dated April 2, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd. (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed with SEC on August 15, 2012, and incorporated herein by reference).

4.3	Form of Note, dated June 21, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd. (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed with SEC on August 15, 2012, and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement, dated September 11 and September 20, 2012, between the Company and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 12, 2012, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference).

10.3	Form of Advisory Board Agreement (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference).

10.4	Form of Consulting Agreement (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference).

10.5	Secured Convertible Note Purchase Agreement, dated as of March 25, 2013, between the Company and Penzance, LLC, d/b/a Acheven, LLC (previously filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 29, 2013).

10.6	Secured Convertible Note, dated as of March 25, 2013, between the Company and Penzance, LLC, d/b/a Acheven, LLC (previously filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 29, 2013).

10.7	Security Agreement, dated as of March 25, 2013, among Penzance, LLC, Investors and the Company (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 29, 2013).

10.8	Form of Promissory Notes dated May 13, May 23, June 17 and July 3, 2013 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2013, and incorporated herein by reference).

10.9	Form of Note Extension Agreement dated July 15, 2013 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2013, and incorporated herein by reference).

10.10	Securities Purchase Agreement, dated August 28, 2013 between Sandor Capital Master Fund and the Company (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 16, 2013, and incorporated herein by reference).

10.11	Advisory Board Consulting Agreement, dated August 30, 2013 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 16, 2013, and incorporated herein by reference).

10.12	Employment Agreement effective as of October 1, 2013 between Barry Regenstein and Loton, Corp. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 6, 2013, and incorporated herein by reference).

10.13	Advisory Board Agreement, effective as of October 1, 2013, by and between Barry Regenstein and Loton, Corp. (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 6, 2013, and incorporated herein by reference).

10.14	Stock Purchase Agreement, dated as of September 19, 2013 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 16, 2013, and incorporated herein by reference).

10.15	Stock Purchase Agreement, dated as of October 7, 2013 (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 16, 2013, and incorporated herein by reference).

10.16	Stock Purchase Agreement, dated as of October 8, 2013 (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 16, 2013, and incorporated herein by reference).

10.17	Stock Purchase Agreement, dated as of October 30, 2013 (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 16, 2013, and incorporated herein by reference).

10.18	Management Agreement between Loton, Corp and Trinad Management, LLC, dated September 23, 2011 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with SEC on September 28, 2011, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________________

*Filed Herewith

