Form 10-Q
period 2014-06-30
LOTON, CORP
filed 2014-08-19
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 8, 2014, there were issued and outstanding 38,320,000 shares of the registrant’s common stock, par value $0.001 per share.

LOTON, CORP

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Forward-Looking Information

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “could,” “should,” “if,” “estimates,” and similar expressions are intended to identify forward-looking statements.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•      limited cash and a history of losses;

•      our need to raise additional capital for our business;

•      our ability to open and operate venues in the United States and internationally;

•      seasonality of ticket sales at our concert venue in London and our ability to attract successful musical acts to perform there;

•      success of our competitors;

•      our ability to hire and retain professionals experienced in the concert venue and digital media business;

•      the current worldwide economic uncertainty; and

•      other factors, including, but not limited to, those set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended April 27, 2014 filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2014 and under Item 1A “Risk Factors” in the Form 10-K information for our 50%-owned subsidiary, Obar Camden Holdings Limited set forth in our Current Report on Form 8-K/A filed with the SEC on June 30, 2014.

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loton, Corp

Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$428,586	$731,208
Prepaid management service - related party	90,000	-
Accounts receivable, net	137,954	148,452
Inventories	57,678	67,252
Due from related parties	414,771	-
Prepayments and other current assets	486,842	562,318
Deferred taxes	41,738	40,772

Total Current Assets	1,657,569	1,550,002

PROPERTY AND EQUIPMENT
Leasehold improvements	1,412,348	1,379,677
Furniture and fixtures	440,504	429,785
Production and entertainment equipment	1,509,724	1,457,955
Office equipment	11,094	-
Accumulated depreciation	(2,203,679)	(2,104,610)

Property and Equipment, net	1,169,991	1,162,807

INTANGIBLE ASSETS
Trademarks	16,874	16,484
Website development costs	39,290	38,381
Accumulated amortization	(44,562)	(43,325)

Intangible Assets, net	11,602	11,540

Total Assets	$2,839,162	$2,724,349

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,369,313	$574,828
Current portion of deferred rent	92,767	91,246
Income taxes payable	136,482	87,946
Accrued interest on notes payable - related parties	51,078	-
Notes payable - related parties	1,901,124	-
VAT tax payable and payroll liabilities	245,770	180,664
Advances from related parties	2,124	8,161
Accrued expenses and other current liabilities	260,513	237,642

Total Current Liabilities	4,059,171	1,180,487

NON-CURRENT LIABILITIES:
Non-current management service obligation - related party	916,674	-
Deferred rent	1,274,743	1,267,445

Total Non-Current Liabilities	2,191,417	1,267,445

Total Liabilities	6,250,588	2,447,932

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Preferred stock, par value $0.001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001: 75,000,000 shares authorized; 37,762,500 and 29,000,000 shares issued and outstanding, respectively	37,762	29,000
Additional paid-in capital	(1,589,693)	(28,998)
Retained earnings (Accumulated deficit)	(1,366,897)	160,026
Acumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(17,661)	(21,819)

Total Loton Corp. Stockholders' Equity (Deficit)	(2,936,489)	138,209

NON-CONTROLLING INTEREST
Non-controlling interest - capital stock	1	1
Non-controlling interest - Retained earnings (Accumulated deficit)	(457,277)	160,025
Foreign currency translation gain (loss)	(17,661)	(21,818)

Total Non-Controlling Interest	(474,937)	138,208

Total Equity (Deficit)	(3,411,426)	276,417

Total Liabilities and Equity (Deficit)	$2,839,162	$2,724,349

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Revenues	$1,847,200	$1,628,795

Cost of Revenue	279,676	252,406

Gross Margin	1,567,524	1,376,389

Operating Expenses
Selling expenses	148,553	36,107
Rent	207,584	189,461
Professional fees	201,206	21,797
Management services - related party	153,795	-
Salary and wages	330,454	282,521
Consulting fees	527,975	-
Acquisition professional costs	1,376,124	-
General and administrative expenses	715,090	601,939

Total operating expenses	3,660,781	1,131,825

Income (loss) from operations	(2,093,257)	244,564

Other (income) expense
Interest expense	5,088	-

Other (income) expense, net	5,088	-

Income (loss) before income tax provision	(2,098,345)	244,564

Income tax provison	45,880	61,930

Net income (loss)
Net income (loss) before non-controlling interest	(2,144,225)	182,634
Net income (loss) attributable to non-controlling interest	(617,302)	91,317

Net income (loss) attributable to Loton Corp. stockholders	(1,526,923)	91,317

Other Comprehensive Income
FX translation gain	8,315	10,728
FX translation gain attributable to non-controlling interest	4,157	5,364

Other comprehensive income attributable to Loton Corp. Stockholders	4,158	5,364

Comprehensive income (loss)	$(1,522,765)	$96,681

Earnings (Loss) Per Share:
- basic and diluted	$(0.06)	$0.01

Weighted average common shares outstanding:
- basic and diluted	35,488,791	29,000,000

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statement of Equity (Deficit)

For the Interim Period Ended June 30, 2014

(Unaudited)

	Loton Corp. Stockholders' Equity (Deficit)						Non-controlling Interest
	Common Stock Par Value $0.001		Additional	Retained Earnings	Accumu Other	Total Loton Corp.			Accumu Other	Total
	Number of		Paid-in	(Accumulated	Comprehensive	Stockholders'	Capital	Retained	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Stock	Earnings	Income (Loss)	Interest	Equity (Deficit)

Balance, March 31, 2013	29,000,000	$29,000	$(28,998)	$38,189	$(28,574)	$9,617	$1	$38,189	$(28,573)	$9,617	$19,234

Comprehensive income
Net income				121,837		121,837		121,836		121,836	243,673
Foreign currency translation gain					6,755	6,755			6,755	6,755	13,510

Total comprehensive income						128,592				128,591	257,183

Balance, March 31, 2014	29,000,000	29,000	(28,998)	160,026	(21,819)	138,209	1	160,025	(21,818)	138,208	276,417

Reverse acqusition adjustment	8,576,666	8,577	(1,750,932)			(1,742,355)					(1,742,355)

Amortization of warrants issued to related party for services received			4,588			4,588					4,588

Issuance of common stock to Advisory member for one year service in October and December 2013 earned during the period	116,667	116	116,551			116,667					116,667

Issuance of common stock to consultants for one year service in October and November 2013 earned during the period	28,333	28	28,305			28,333					28,333

Issuance of common stock to consultants for one year service in February and April 2014 earned during the period	24,167	24	24,143			24,167					24,167

Issuance of common stock to consultants for one year service in May and June 2014 earned during the period	16,667	17	16,650			16,667					16,667

Comprehensive income (loss)
Net loss				(1,526,923)		(1,526,923)		(617,302)		(617,302)	(2,144,225)
Foreign currency translation gain					4,158	4,158			4,157	4,157	8,315

Total comprehensive income (loss)						(1,522,765)				(613,145)	(2,135,910)

Balance, June 30, 2014	37,762,500	$37,762	$(1,589,693)	$(1,366,897)	$(17,661)	$(2,936,489)	$1	$(457,277)	$(17,661)	$(474,937)	$(3,411,426)

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) before non-controlling interest	$(2,144,225)	$182,634
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	45,654	47,830
Amortization expense	209	189
Equity based compensation	190,422	-
Changes in operating assets and liabilities:
Accounts receivable	13,841	13,033
Inventories	11,029	(12,319)
Prepayments and other current assets	253,198	80,238
Accounts payable	98,377	(3,236)
Income tax payable	45,880	61,923
Payroll liabilities	60,077	144,840
Accrued interest on notes payable - related party	5,088	-
Accrued expenses and other current liabilities	17,031	(61,835)
Management service obligation - related party	55,556	-
Deferred rent	(23,068)	(21,049)

Net cash (used in) provided by operating activities	(1,370,932)	432,248

Cash flows from investing activities
Cash acquired from acquisition	85,608	-
Purchases of property and equipment	(17,568)	(4,862)

Net cash provided by (used in) investing activities	68,040	(4,862)

Cash flows from financing activities
Repayments to related parties	(414,213)	(549,920)
Proceeds from notes payable - related parties	1,401,124	-

Net cash provided by (used in) financing activities	986,911	(549,920)

Effect of exchange rate changes on cash	13,359	1,851

Net change in cash	(302,622)	(120,683)

Cash at beginning of the period	731,208	762,889

Cash at end of the period	$428,586	$642,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$187,262	$183,843

See accompanying notes to the consolidated financial statements.

Loton, Corp

June 30, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Loton Corp

Loton, Corp (the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009.

Obar Camden Ltd.

Obar Camden Ltd. ("Obar Camden" or "OCL"), an indirect, 50%-owned subsidiary of the Company, was incorporated on November 13, 2003 as a private limited company registered in England and Wales. Obar Camden engages in the operations of the nightclub and live music venue “KOKO” in Camden, London.

Obar Camden Holdings Limited

Obar Camden Holdings Limited ("OCHL") was incorporated on October 17, 2012 as a private limited company registered in England and Wales. OCHL was formed by Obar Camden’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of Obar Camden. Upon formation, OCHL issued ten (10) shares of the newly formed corporation’s ordinary shares to a significant stockholder of Obar Camden Ltd. No value was given to the shares issued, therefore, the shares were recorded to reflect the £0.50 par value and paid in capital was recorded as a negative amount of (£0.50).

OCHL is a 50%-owned subsidiary of the Company and is the parent of OCL. From October 17, 2012 to November 20, 2012, the date of the recapitalization, OCHL was inactive and had no assets or liabilities.

Merger of Obar Camden Ltd.

On November 20, 2012, OCHL acquired all of the issued and outstanding ordinary shares of Obar Camden from its stockholders in exchange for issuing 97,746 shares of OCHL’s ordinary shares to such stockholders. The number of shares issued represented 99.99% of the issued and outstanding ordinary shares immediately after the consummation of the Obar Camden acquisition.

As a result of the ownership interests of the former stockholder of Obar Camden, for financial statement reporting purposes, the merger between OCHL and Obar Camden has been treated as a reverse acquisition with Obar Camden deemed the accounting acquirer and OCHL deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Obar Camden (the accounting acquirer) were carried forward to OCHL (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilized the capital structure of OCHL and the assets and liabilities of Obar Camden which were recorded at historical cost. The equity of the combined entity is the historical equity of Obar Camden retroactively restated to reflect the number of shares issued by OCHL in the transaction.

Acquisition of Obar Camden Holdings Limited

On April 28, 2014, Loton Corp. consummated an Agreement and Plan of Merger (the “Merger Agreement”), by and among Loton, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of Loton, and Loton’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OCHL which in turn wholly-owns its operating subsidiary OBAR Camden. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KoKo Parent’s former sole shareholder, JJAT, received 29,000,000 shares of Loton’s common stock, or approximately 77.2% of the issued and outstanding common stock immediately after the consummation of the Merger Agreement.

As a result of the controlling financial interest of the former stockholder of OCHL, for financial statement reporting purposes, the Merger has been treated as a reverse acquisition with OCHL deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of OCHL (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of OCHL which are recorded at their historical cost.  The equity of the Company is the historical equity of OCHL, taking into consideration the 50% non-controlling interest, retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of Obar Camden Holdings Limited for the fiscal year ended March 31, 2014 and notes thereto contained in the Form 10-K information for OCHL set forth in the Company’s Amendment to its Current Report on Form 8-K/A filed with the SEC on June 30, 2014.

Fiscal Year End

On June 30, 2014, in connection with the closing of the Merger, the Company changed its fiscal year-end date from April 30 to March 31.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(ii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.
(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;
(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;
(v)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries in which the parent’s power to control exists.

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

KoKo (Camden) Holdings (US), Inc.	Delaware	March 17, 2014	100%
KoKo (Camden) Limited	United Kingdom	November 7, 2013	100%
Obar (Camden) Holdings Limited	United Kingdom	October 17, 2012	50%
Obar (Camden) Limited	United Kingdom	November 13, 2003	50%

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended.

All inter-company balances and transactions have been eliminated.

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

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

There was no allowance for doubtful accounts at June 30, 2014 or March 31, 2014.

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2014 or March 31, 2014.

Inventories

Inventory Valuation

The Company values inventories, consisting of consumables and purchased merchandise for resale, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data, (ii) estimates of future demand, (iii) competitive pricing pressures, and (iv) product expiration dates.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the statements of income as a component of cost of sales pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

The Company normally carries approximately four weeks’ worth of pre-packaged and fresh food, soft drinks and liquor supplies and replenishes them when the number of individual items falls below the reorder point.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended June 30, 2014 or 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended June 30, 2014 or 2013.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement	25

Furniture and fixtures	5

Production and entertainment equipment	10

Office equipment	5

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases of nightclub and concert performance venue spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill. Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Website Development Costs

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under the requirements of Sections 350-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs, which are amortized on a straight-line basis over the estimated useful lives of three (3) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies:

Revenue from ticket sales from events and concerts is recognized when the performance occurs. Ticket sales collected in advance of an event date are recorded as deferred revenue.

The Company evaluates the criteria outlined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-45, "Revenue Recognition—Principal Agent Considerations," in determining whether it is appropriate to record the gross amount of revenues and related costs or the net revenues. Under the guidance of ASC Subtopic 605-45, if the Company is the primary obligor to perform the services being sold, has general inventory risk as it pertains to recruiting and compensating the talent, has the ability to control the ticket pricing, has discretion in selecting the talent, is involved in the production of the event, generally bears the majority of the credit or collection risk, or has several but not all of these indicators, revenue is recorded gross. If the Company does not have several of these indicators, it records revenues or losses on a net basis.

In accordance with the guidance Subtopic 605-45, for the majority of the Company's events, the Company has several of the above indicators and therefore it recognizes revenue gross as a principal. Additionally, the Company charges for and collects ticketing and credit card processing surcharges and records the amounts in revenue on a gross basis. Actual expenses paid to the ticket service provider and credit card merchant processors are reflected in expenses.

Net sales of products and services represent the invoiced value of goods or services, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on all of the Company’s products and services at the rate of 20% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and purchases and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to nonemployee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2014 or 2013.

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

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.  If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss).  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries’ local currencies to be their respective functional currencies.

The financial records of the Company's UK operating subsidiary are maintained in their local currency, the British Pound (“GBP”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Management believes that the difference between GBP vs. U.S. dollar exchange rate quoted by the Bank of England and GBP vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the GBP amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from GBP into U.S. dollars has been made at the following exchange rates for the respective periods:

	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2013

Balance sheets	0.5870	0.6009	0.6574	0.6580

Statements of operations and comprehensive income (loss)	0.5943	0.6297	0.6512	0.6381
18

Earnings per Share

Earnings per share ("EPS") is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic EPS is computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing earnings by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-22 and 23 the dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.)

c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended June 30, 2014	For the Reporting Period Ended June 30, 2013

Warrant Shares

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 warrant to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance which was issued to Trinad Management LLC as compensation	1,125,000	-

Sub-total Warrant Shares	1,125,000	-

Total contingent shares issuance arrangement, stock options or warrants	1,125,000	-

For the reporting period ended June 30, 2014 and 2013 there were 956,250 potentially outstanding dilutive common shares, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

Note 3 – Prepayments and Other Current Assets

Prepayments and other current assets at June 30, 2014 and March 31, 2014 consist of the following:

	June 30, 2014	March 31, 2014

Rent	$233,533	$228,131
Taxes	93,646	121,972
Insurance	74,537	127,397
Other	85,126	84,818

Total	$486,842	$562,318

Note 4 – Property and Equipment

(i)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of the property and equipment, exceeded their carrying values at March 31, 2014.

(ii)	Depreciation Expense

Depreciation expense was $45,654 and $33,994 for the reporting period ended June 30, 2014 and 2013, respectively.

(iii)	Amortization Expense

Amortization expense was $209 and $189 for the reporting period ended June 30, 2014 and 2013, respectively. Website development cost was fully amortized as of March 31, 2014.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Trinad Capital Master Fund	Majority stockholder

Trinad Management, LLC	An entity owned and controlled by majority stockholder

JJAT Corp.	An entity owned and controlled by Executive Chairman, President, Director and majority stockholder

Mint Group Holdings, Ltd.	An entity 47.5% owned and controlled by the CEO of the Company

Reimbursement Agreement

The Company was previously a party to a Reimbursement Agreement, dated January 29, 2014 with JJAT Corp., an affiliate principally owned by an officer, director and majority stockholder of the Company, for advancing funds for expenses of JJAT Corp., totaling $195,502 for the acquisition of KOKO Parent by JJAT.  Because the Company ultimately acquired KOKO Parent from JJAT as a result of the Merger, the Reimbursement Agreement was terminated, and the $195,502 was deemed to be part of the Company’s acquisition costs in acquiring KOKO Parent.

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Notes Payable - Related Party

Notes payable – related party consisted of the following:

	June 30, 2014	March 31, 2014

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the April 2, 2012 promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on April 1, 2013; the maturity date was subsequently extended to November 1, 2014.	$150,000	$-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the June 21, 2012 promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on June 20, 2013; the maturity date which was subsequently extended to November 1, 2014.	150,000	—

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the May 13, 2013 promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on November 13, 2014.	10,000	-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the May 23, 2013 promissory note with the Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, with principal due on November 23, 2014.	50,000	-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the June 17, 2013 promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principal due on December 17, 2014.	100,000	-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the July 2, 2013 promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on January 2, 2015.	10,000	-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the July 3, 2013 promissory note with the Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, with principal due on January 3, 2015.	30,000	-

On June 12, 2014, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $25,000, with interest at 6% per annum, with principal due on June 11, 2015.	25,000	-

	$525,000	$-

 Management Services from Trinad Management LLC

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad LLC”).  Pursuant to the Management Agreement, Trinad LLC has agreed to provide certain management services to the Company through September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company.  Under the Management Agreement the Company will compensate Trinad LLC for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month calendar period during the term of the Agreement and with $1,000,000 due at the end of the three (3) year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share (“Warrant”).

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

The management services from Trinad LLC were as follows:

For the Period from April 28, 2014 (acquisition) through June 30, 2014

(i) (a) Management services billed or accrued on a quarterly basis	$60,000

(i) (b) Long-term management services due at the end of the term accrued	55,556

(ii) Amortization of the fair value of the warrant issued	4,588

$120,144

Management Fee to Mint Group Holdings Ltd.

From time to time, the Company engages the Mint Group to provide management services for the Company. For the interim period ended June 30, 2014 and 2013 the Company was billed $33,651 and $0, respectively.

Advances to/from Mint Group Holdings Ltd.

From time to time, the Company provides or receives funds from Mint Group Holdings Ltd. for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Promissory Notes

OCHL entered into a Senior Promissory Note (the “OCHL Senior Promissory Note”), dated April 28, 2014 to repay $1,376,124 of transaction expenses of the Merger to JJAT, due October 28, 2015 that accrues interest at a rate of 8% per annum. Outstanding interest payable under the OCHL Senior Promissory Note is due on the first anniversary of the note with the balance payable upon maturity of the note. During the period ended June 30, 2014, transaction expenses of $1,376,124 were recorded as Acquisition professional costs and Notes payable-related party in the accompanying consolidated financial statements.

Note 6 – Commitments and Contingencies

Operating Lease - Obar Camden Limited

On February 19, 2004 OCL entered into a non-cancellable lease for premises for a period of 25 years expiring November 27, 2028. On October 22, 2004, OCL entered into a deed of variation to the original non-cancellable lease for the premises with an annual rent of £473,000 per year plus valued added taxes for the first five (5) years and with an annual rent of £548,337 per year plus valued added taxes for the remainder of the lease, with free rent for the first fifteen (15) months of the occupancy. In conjunction with the signing of the deed of variation the landlord (i) provided consideration of £175,000, and (ii) contributed an additional £175,000 towards improvements upon execution of the deed of variation.

Future minimum lease payments under the non-cancelable operating lease are as follows:

Year ending March 31:	£	$

2015 (Remainder of the fiscal year)	£411,253	$700,601

2016	548,337	934,135

2017	548,337	934,135

2018	548,337	934,135

2019	548,337	934,135

2020 and after	5,291,924	9,015,203

	£7,895,525	$13,450,638

Deferred Rent

To induce OCL to enter into the operating lease and the deed of variation for a period of 25 years, the landlord granted free rent for the first fifteen (15) months of the occupancy and consideration/contribution of £350,000 in aggregate, which will be recognized on a straight-line basis over the duration of the initial lease term of 25 years.

Note 7 –Equity (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares which shall be common stock, par value $.001 per share.

Common Stock

Upon consummation of the Merger on April 28, 2014, the Company issued 29,000,000 shares of its common stock for the acquisition of 100% of the issued and outstanding capital stock of KoKo US.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

Upon consummation of the Merger on April 28, 2014, the Company assumed the Advisory Board Agreements entered into by Loton prior to the Merger with seven (7) individuals. Pursuant to the Advisory Board Agreements, the Advisory Board members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 700,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and are subject to a lock-up period of one (1) year after vesting. These restricted shares were valued at $1.00 per share or $700,000 in aggregate on the date of grant and are being amortized over the service period. For the period ended June 30, 2014, the Company recognized $116,667 as consulting fees.

During the period ended June 30, 2014, the Company entered into Advisory Board Agreements with three (3) individuals. Pursuant to the Advisory Board Agreements, the Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 200,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and are subject to a lock-up period of one (1) year after vesting. These restricted shares were valued at $1.00 per share or $200,000 in aggregate on the date of grant and are being amortized over the service period. For the period ended June 30, 2014, the Company recognized $16,667 as consulting fees.

Authorization of Stock Grants to Consultants

Upon consummation of the Merger on April 28, 2014, the Company assumed seven (7) Consulting Services Agreements (“2014 Consulting Agreements”) entered into by Loton prior to the Merger with seven (7) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 315,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $315,000 on the date of grant and are being amortized over the service period. For the period ended June 30, 2014, the Company recognized $52,500 as consulting fees.

Warrants

Assumed Warrants Issued in September 2011 by Loton

Upon consummation of the Merger on April 28, 2014, the Company assumed the September 23, 2011warrant issued to Trinad LLC, pursuant to the Management Agreement, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of original issuance.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2014	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2014	1,125,000	$0.15	$0.15	$82,575	-

Amortized, June 30, 2014	1,031,250	0.15	0.15	75,702	-

Unamortized, June 30, 2014	93,750	$0.15	$0.15	$6,873	-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	7.24	$0.15	1,125,000	7.24	$0.15

Note 8 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions in the United Kingdom and the balance at certain accounts may exceed the maximum amount insured by the Financial Services Compensation Scheme (FSCS) (£85,000 per account, per authorized institution as of December 31, 2010).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 9 - Foreign Operations

Foreign Operations

The Company’s operations are carried out in the United Kingdom (“UK”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the UK. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

On April 28, 2014, we entered into the Merger Agreement, by and among the Company, Acquisition Sub and KoKo Parent, a wholly-owned subsidiary of JJAT a corporation wholly-owned by Mr. Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder, and his affiliates and completed the Merger. As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo UK which owns 50% of OCHL, which in turn wholly-owns its operating subsidiary OBAR Camden. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KoKo Parent’s former sole shareholder, JJAT, received 29,000,000 shares of Company common stock, or approximately 73.9% of the shares of the Company outstanding post-merger. On May 1, 2014, Olly Bengough was appointed to our Board as a Director and was appointed our Chief Executive Officer.

On April 25, 2014, the Company entered into a Variation to Shareholder Agreement with Olly Bengough, an individual residing in the United Kingdom (“Bengough”) and KoKo Parent, (the “Variation Agreement”) pursuant to which Mr. Bengough agreed, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom, to transfer all shares of OCHL held by him to the Company in exchange for 29,000,000 shares of Company Common Stock, or approximately 42.5% of the shares of the Company outstanding post-exchange (including giving effect to the Merger described above) with the result that upon closing of that transaction, OCHL would become a wholly-owned subsidiary of our wholly-owned subsidiary, KoKo UK.

As a result of the Merger, we have abandoned our prior business plan and are now pursuing the business of Obar Camden as our sole business. OCHL was incorporated in England and Wales on October 17, 2012 to become a comprehensive digital music and entertainment company. OCHL wholly-owns Obar Camden, a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO located in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO. The venue has been used to record live performances which have been broadcast to an international audience.

Obar Camden’s present business model is to operate with a relatively small internal team of key personnel. Obar Camden also engages the Mint Group, a related-party contractor, to provide management services. In addition, Obar Camden engages the services of technical security functions through external contractors.

KOKO has a single, well-established venue. The Company’s strategy is to leverage KOKO’s success and brand in live entertainment and relationships with fans, artists and advertisers via venue expansion into the United States alongside a digital/TV content and editorial platform, to grow revenue, earnings and cash flow. In order to most effectively leverage the brand and execute its strategy, the Company is dependent on Mr. Bengough promptly transferring his shares of OCHL to KoKo UK, as agreed under a Variation Agreement, which would cause the Company to control 100% of the operations of KOKO. The closing of this transaction is subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom and mutually acceptable transaction documents, and there is no assurance that Mr. Bengough will obtain such satisfactory tax clearances and that he will close on the exchange agreement. If Mr. Bengough fails to close on the exchange agreement to transfer his shares of OCHL to KoKo UK, then the Company will continue to co-operate OCHL with Mr. Bengough and seek expansion through other means such as acquisition of other live concert or event or media companies, licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries to help it co-operate Obar Camden and oversee its new acquisitions and business ventures in the U.S., and internationally.

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

Management Agreement

On September 23, 2011, the Company entered into the Management Agreement with Trinad Management. Pursuant to the Management Agreement, Trinad has agreed to provide certain management services to the Company for a period of three (3) years, including without limitation the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement the Company will compensate Trinad Management for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of ten (10) years.

Liquidity and Capital Resources

The Company’s working capital requirements and capital for general corporate purposes, including capital expenditures, are funded from operations or from borrowings.

As of June 30, 2014, the Company had cash on hand of $428,586 and negative working capital of $2,401,602. The Company is dependent upon the receipt of capital investment, other financing and cash generated from operations of OCHL to fund its ongoing operations, debt service requirements and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, or if cash generated from operations of OCHL are not adequate to satisfy our working capital, capital expenditure and debt service requirements, the Company may not be able to implement its plan of operations. The Company may be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing whether on acceptable terms or at all, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Net cash used in operating activities was $1,370,932 for the period ended June 30, 2014 and net cash provided by operating activities was $432,248 for the period ended June 30, 2013. The decrease is mainly attributable to lower net income of $2,326,860 which includes $1,376,124 of transaction expenses associated with the Merger.

Cash provided by investing activities was $68,040 for the period ended June 30, 2014 and cash used in investing activities was $4,862 for the period ended June 30, 2013, consisting of the purchases of property and equipment.

Cash provided by financing activities was $986,911 for the period ended June 30, 2014 and cash used in financing activities was $549,920 for the period ended June 30, 2013. Cash provided by (used in) financing activities reflects: (i) repayments made to related parties during the periods ended June 30, 2014 and 2013, respectively and (ii) proceeds from related parties’ notes of 1,401,124 during the period ended June 30, 2014.

Results of Operations

As a result of the controlling financial interest of the former stockholder of OCHL, for financial statement reporting purposes, the Merger has been treated as a reverse acquisition with OCHL deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of OCHL (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of OCHL which are recorded at their historical cost.  The equity of the Company is the historical equity of OCHL, taking into consideration the 50% non-controlling interest, retroactively restated to reflect the number of shares issued by the Company in the transaction.

Revenues

The Company’s revenues increased by $218,405, or 13.4%, to $1,847,200 for the period ended June 30, 2014, from $1,628,795 for the comparable period in the prior year. The increase in revenues reflects higher sales for live events and Saturday nights in the current year period compared to the prior year period and the effect of fluctuation in the average rates of exchange used in translating U.K. sales to their U.S. dollar equivalent. While the total number of events were the same in the current and prior year periods, the increase in revenues from higher grossing events discussed above, was partially offset by lower revenues from corporate events with two less events than in the prior year.

Cost of Revenue

Cost of revenue increased by $27,270, or 10.8%, compared with the corresponding period of the previous year. The increase in cost of revenue reflects the higher sales for live events and Saturday nights and the effect of fluctuation in the average rates of exchange used in translating U.K. costs to their U.S. dollar equivalent. The mix of events that produced a higher level of revenues on the same number of events also drove a favorable cost of revenue percentage of 15.1% of revenues for the three months ended June 30, 2014 compared to 15.5% of revenues for the comparable period of the prior year.

Gross Margin

Gross margin increased by $191,135, or 13.9%, to $1,567,524 (84.9% of revenues) for the period ended June 30, 2014, from $1,376,389 (84.5% of revenues) in the prior year due primarily to the increase in revenues discussed above. The increase in gross margin percentage to 84.9% from 84.5% of revenues is principally due to an increase in liquor sales margins.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended June 30, 2014 increased by $112,446 to $148,553, from $36,107 for the comparable period of the prior year, and represented approximately 8.0% and 2.2% of revenue during these periods, respectively. The increase in selling and marketing expenses was mainly due to costs associated with a special Saturday club night event held during the current year period. There was no comparable event held during the same period in the prior year.

Management Services – Related Parties Expenses

Management services – related parties consist of management fees paid and accrued by the Company under agreements with Trinad Management, LLC and Mint Group Holdings Limited (“Mint Group”)(see Note 6). During the three months ended June 30, 2014, the Company paid and accrued management fees to Trinad Management, LLC and Mint Group of $120,144 and $33,651, respectively.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, licenses, outside contractors costs, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses increased by $113,151, or 18.8%, to $715,090, for the three-month period ended June 30, 2014, from $601,939 for the comparable period of the prior year, and represented approximately 38.7% and 37.0% of revenue during these periods, respectively. The increase in general and administrative expense was primarily due to: (i) higher wages and travel related costs and (ii) the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent.

Operating Expenses

Total operating expenses increased by $2,528,957, or 223.4%, to $3,660,782 for the period ended June 30, 2014, from $1,131,825 in the prior year. The increase in operating expenses was due mainly to higher: (i) professional fees associated with the Merger including $1,376,124 of transaction expenses (see Note 5); (ii) consulting fees associated with the Company’s business plans and growth strategy; (iii) selling expenses, management services and general and administrative expenses as noted above and (iv) the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent.

Other (Income) Expense

Other expense increased by $5,088 for the period ended June 30, 2014 which reflects interest incurred in connection with the Company’s notes payable.

Income Tax Provision

The income tax provision decreased by $16,040, or 25.9%, to $45,890 for the period ended June 30, 2014, from $61,930 in the comparable period of the prior year primarily as a result of the decrease in pretax income.

Net Income (Loss)

The net results attributable to the company’s stockholders was a net loss of $1,526,923 for the three months ended June 30, 2014 and net income of $91,317 for the three months ended June 30, 2013. The net results attributable to non-controlling interest was a net loss of $617,302 for the three months ended June 30, 2014 and net income of $91,317 for the three months ended June 30, 2013.

Capital Expenditures

Capital expenditures are associated with renewal and improvement of existing venues and technology systems, web development, major renovations to existing buildings and technology enhancements. Certain capital expenditures such as major renovations to existing buildings are made to increase net sales and/or improve operating income.

The Company has no material commitments for capital expenditures at this time.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective for the period ended June 30, 2014 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on June 30, 2014:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended June 30, 2014.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Executive Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)   In accordance with Securities and Exchange Commission Release No. 33-8212, these exhibits are being furnished, are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act of 1933 registration statement

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: August 19, 2014	By:	/s/ Robert Ellin
Robert Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ Barry Regenstein
Barry Regenstein
Interim Chief Financial Officer (Principal Financial Officer)

