Form 10-Q
period 2014-09-30
LOTON, CORP
filed 2014-11-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 10, 2014, there were issued and outstanding 38,560,000 shares of the registrant’s common stock, par value $0.001 per share.

LOTON, CORP

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•     a change in the business of the Company, due to any sale of the Company’s operating subsidiaries or the divestiture of the Company’s material assets in the third or fourth quarter of fiscal 2015;

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loton, Corp

Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$661,971	$731,208
Accounts receivable, net	92,767	148,452
Inventories	56,018	67,252
Due from related party	393,888	-
Prepayments and other current assets	143,715	562,318
Deferred taxes	39,786	40,772

Total Current Assets	1,388,145	1,550,002

PROPERTY AND EQUIPMENT
Leasehold improvements	1,358,068	1,379,677
Furniture and fixtures	419,903	429,785
Production and entertainment equipment	1,448,561	1,457,955
Office equipment	12,192	-
Accumulated depreciation	(2,140,487)	(2,104,610)

Property and Equipment, net	1,098,237	1,162,807

INTANGIBLE ASSETS
Trademarks	16,085	16,484
Website development costs	37,452	38,381
Accumulated amortization	(42,679)	(43,325)

Intangible Assets, net	10,858	11,540

Total Assets	$2,497,240	$2,724,349

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,207,781	$574,828
Current portion of deferred rent	88,428	91,246
Income taxes payable	178,095	87,946
Current portion of management service obligation - related party	1,000,000	-
Accrued interest on notes payable - related party	59,893	-
Current portion of notes payable - related party	645,870	-
VAT tax payable and payroll liabilities	245,270	180,664
Advances from related parties	124,975	8,161
Accrued expenses and other current liabilities	199,968	237,642

Total Current Liabilities	3,750,280	1,180,487

NON-CURRENT LIABILITIES:
Non-current management service obligation - related party	-	-
Notes payable - related party	1,376,124	-
Deferred rent	1,192,861	1,267,445

Total Non-Current Liabilities	2,568,985	1,267,445

Total Liabilities	6,319,265	2,447,932

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Preferred stock, par value $0.001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001: 75,000,000 shares authorized;
38,243,750 and 29,000,000 shares issued and outstanding, respectively	38,243	29,000
Additional paid-in capital	(1,102,050)	(28,998)
Retained earnings (accumulated deficit)	(2,180,618)	160,026
Acumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(25,194)	(21,819)

Total Loton Corp. Stockholders' Equity (Deficit)	(3,269,619)	138,209

NON-CONTROLLING INTEREST
Non-controlling interest - capital stock	1	1
Non-controlling interest - retained earnings (accumulated deficit)	(527,214)	160,025
Foreign currency translation gain (loss)	(25,193)	(21,818)

Total Non-Controlling Interest	(552,406)	138,208

Total Equity (Deficit)	(3,822,025)	276,417

Total Liabilities and Equity (Deficit)	$2,497,240	$2,724,349

See accompanying notes to the consolidated financial statements.

Loton, Corp
Consolidated Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,589,450	$1,184,845	$3,436,650	$2,813,640

Cost of Revenue	253,142	181,554	532,818	433,960

Gross Margin	1,336,308	1,003,291	2,903,832	2,379,680

Operating Expenses
Selling expenses	62,167	69,119	210,720	105,226
Rent	206,099	191,158	413,683	380,619
Professional fees	137,426	(21,797)	338,632	-
Management services - related parties	213,611	266,935	367,406	266,935
Salary and wages	351,041	(26,005)	681,495	256,516
Consulting fees	442,331	-	970,306	-
Acquisition professional costs	-	-	1,376,124	-
General and administrative expenses	701,731	469,534	1,416,822	1,071,473

Total operating expenses	2,114,406	948,944	5,775,188	2,080,769

Income (loss) from operations	(778,098)	(2,093,258)	(2,871,356)	298,911

Other (income) expense
Interest expense	56,172	-	61,260	-

Other (income) expense, net	56,172	-	61,260	-

Income (loss) before income tax provision	(834,270)	(2,098,346)	(2,932,616)	298,911

Income tax provison	49,387	5,169	95,267	67,099

Net income (loss)
Net income (loss) before non-controlling interest	(883,657)	49,178	(3,027,883)	231,812
Net income (loss) attributable to non-controlling interest	(69,937)	24,589	(687,239)	115,906

Net income (loss) attributable to Loton Corp. stockholders	(813,720)	24,589	(2,340,644)	115,906

Other Comprehensive Income
FX translation gain (loss)	(15,065)	12,942	(6,750)	23,670
FX translation gain (loss) attributable to non-controlling interest	(7,532)	6,471	(3,375)	11,835

Other comprehensive income attributable toLoton Corp. Stockholders	(7,533)	6,471	(3,375)	11,835

Comprehensive income (loss)	$(821,253)	$31,060	$(2,344,019)	$127,741

Earnings (Loss) Per Share:
- basic and diluted	$(0.02)	$(0.06)	$(0.08)	$0.01

Weighted average common shares outstanding:
- basic and diluted	38,297,668	29,000,000	38,076,990	29,000,000

See accompanying notes to the consolidated financial statements.

Loton, Corp

Statement of Equity (Deficit)

For the Interim Period Ended September 30, 2014

(Unaudited)

	Loton Corp. Stockholders' Equity (Deficit)								Non-controlling Interest
	Common Stock Par Value $0.001		Additional	Retained Earnings	Accumu Other	Total Loton Corp.		Retained Earnings	Accumu Other	Total
	Number of		Paid-in	(Accumulated	Comprehensive	Stockholders'	Capital	(Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Stock	Deficit)	Income (Loss)	Interest	Equity (Deficit)

Balance, March 31, 2013	29,000,000	$29,000	$(28,998)	$38,189	$(28,574)	$9,617	$1	$38,189	$(28,573)	$9,617	$19,234

Comprehensive income (loss)
Net income				121,837		121,837		121,836		121,836	243,673
Foreign currency translation gain					6,755	6,755			6,755	6,755	13,510

Total comprehensive income (loss)						128,592				128,591	257,183

Balance, March 31, 2014	29,000,000	29,000	(28,998)	160,026	(21,819)	138,209	1	160,025	(21,818)	138,208	276,417

Reverse acqusition adjustment	8,576,666	8,577	(1,750,932)			(1,742,355)					(1,742,355)

Amortization of warrants issued to related party for services received			11,461			11,461					11,461

Issuance of common stock to Advisory member for one year service in October and December 2013 earned during the period	291,667	291	291,376			291,667					291,667

Issuance of common stock to consultants for one year service in October and November 2013 earned during the period	70,833	71	70,762			70,833					70,833

Issuance of common stock to consultants for one year service in February and April 2014 earned during the period	60,417	60	60,357			60,417					60,417

Issuance of common stock to consultants for one year service in May and June 2014 earned during the period	54,167	54	54,114			54,168					54,168

Issuance of common shares for cash at $1.00 per share	150,000	150	149,850			150,000					150,000

Issuance of common stock for services	40,000	40	39,960			40,000					40,000

Comprehensive income (loss)
Net loss				(2,340,644)		(2,340,644)		(687,239)		(687,239)	(3,027,883)
Foreign currency translation gain					(3,375)	(3,375)			(3,375)	(3,375)	(6,750)

Total comprehensive income (loss)						(2,344,019)				(690,614)	(3,034,633)

Balance, September 30, 2014	38,243,750	$38,243	$(1,102,050)	$(2,180,618)	$(25,194)	$(3,269,619)	$1	$(527,214)	$(25,193)	$(552,406)	$(3,822,025)

See accompanying notes to the consolidated financial statements.

Loton, Corp

 Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) before non-controlling interest	$(3,027,883)	$231,812
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	86,473	93,735
Amortization expense	416	400
Equity based compensation	528,546	-
Changes in operating assets and liabilities:
Accounts receivable	53,782	(27,368)
Inventories	9,918	(10,328)
Prepayments and other current assets	673,625	88,707
Accounts payable	(49,947)	(324,421)
Income tax payable	95,267	70,199
Payroll liabilities	70,997	(78,010)
Accrued interest on notes payable - related party	13,902	-
Accrued expenses and other current liabilities	(32,959)	(22,392)
Management service obligation - related party	138,882	-
Deferred rent	(45,971)	(44,245)

Net cash used in operating activities	(1,484,952)	(21,911)

Cash flows from investing activities
Cash acquired from acquisition	85,608	-
Purchases of property and equipment	(40,508)	(23,999)

Net cash provided by (used in) investing activities	45,100	(23,999)

Cash flows from financing activities
Repayments to related parties	(289,911)	(560,744)
Proceeds from notes payable - related parties	1,568,082	-
Proceeds from sale of common stock	150,000	-

Net cash provided by (used in) financing activities	1,428,171	(560,744)

Effect of exchange rate changes on cash	(57,556)	58,021

Net change in cash	(69,237)	(548,633)

Cash at beginning of the period	731,208	762,889

Cash at end of the period	$661,971	$214,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$92,277	$67,099

See accompanying notes to the consolidated financial statements.

Loton, Corp

September 30, 2014 and 2013

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

As a result of the transfer of ownership interests of the former stockholder of Obar Camden, for financial statement reporting purposes, the merger between OCHL and Obar Camden has been treated as a reverse acquisition with Obar Camden deemed the accounting acquirer and OCHL deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Obar Camden (the accounting acquirer) were carried forward to OCHL (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilized the capital structure of OCHL and the assets and liabilities of Obar Camden which were recorded at historical cost. The equity of the combined entity is the historical equity of Obar Camden retroactively restated to reflect the number of shares issued by OCHL in the transaction.

Acquisition of Obar Camden Holdings Limited

On April 28, 2014, Loton, Corp consummated an Agreement and Plan of Merger (the “Merger Agreement”), by and among Loton, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of Loton, and Loton’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OCHL, which in turn wholly-owns its operating subsidiary OBAR Camden. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KoKo Parent’s former sole shareholder, JJAT, received 29,000,000 shares of Loton Corp’s common stock, or approximately 77.2% of the issued and outstanding common stock immediately after the consummation of the Merger Agreement.

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

Pursuant to ASC Paragraph 360-10-35-21, the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5, an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47, trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41, credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

There was no allowance for doubtful accounts at September 30, 2014 or March 31, 2014.

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

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended September 30, 2014 or 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended September 30, 2014 or 2013.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1, a lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Pursuant to section 850-10-20 the related parties include a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Pursuant to ASC Paragraph 718-10-55-21, if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

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

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17, a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3, the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8, the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11, share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21, if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

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

Tax years that remain subject to examination by major tax jurisdictions

The Company’s tax years 2011 to 2013 remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

	September 30, 2014	March 31, 2014	September 30, 2013	March 31, 2013

Balance sheets	0.6158	0.6009	0.6196	0.6580

Statements of operations and comprehensive income (loss)	0.5965	0.6297	0.6483	0.6381
19

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

The Company’s contingent shares issuance arrangement, warrants are as follows:

	Contingent shares issuance arrangement, warrants
	For the Reporting Period Ended September 30, 2014	For the Reporting Period Ended September 30, 2013

Warrant Shares

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 warrant to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	-

Total contingent shares issuance arrangement, warrants	1,125,000	-

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Prepayments and Other Current Assets

Prepayments and other current assets at September 30, 2014 and March 31, 2014 consist of the following:

	September 30, 2014	March 31, 2014

Rent	$-	$228,131
Taxes	59,511	121,972
Insurance	70,833	127,397
Other	13,371	84,818

Total	$143,715	$562,318

Note 4 – Property and Equipment

(i)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of the property and equipment, exceeded their carrying values at March 31, 2014.

(ii)	Depreciation Expense

Depreciation expense was $86,473 and $93,735 for the reporting period ended September 30, 2014 and 2013, respectively.

(iii)	Amortization Expense

Amortization expense was $416 and $400 for the reporting period ended September 30, 2014 and 2013, respectively. Website development cost was fully amortized as of March 31, 2014.

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Trinad Capital Master Fund	Majority stockholder

Trinad Management, LLC	An entity owned and controlled by majority stockholder

JJAT Corp.	An entity owned and controlled by Executive Chairman, President, Director and majority stockholder

Mint Group Holdings, Ltd.	An entity owned and controlled by a third party interest holder of OCHL and OCL

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

Notes Payable - Related Party

Notes payable – related party consisted of the following:

	September 30, 2014	March 31, 2014

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the April 2, 2012 promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on April 1, 2013; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015.	$150,000	$-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the June 21, 2012 promissory note with the Trinad Capital Master Fund for the amount of $150,000, with interest at 6% per annum, with principal due on June 20, 2013; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015.	150,000	-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the May 13, 2013 promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on November 13, 2014; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015.	10,000	-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the May 23, 2013 promissory note with the Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, with principal due on November 23, 2014; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015.	50,000	-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the June 17, 2013 promissory note with the Trinad Capital Master Fund for the amount of $100,000, with interest at 6% per annum, with principal due on December 17, 2014; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015.	100,000	-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the July 2, 2013 promissory note with the Trinad Capital Master Fund for the amount of $10,000, with interest at 6% per annum, with principal due on January 2, 2015; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015	10,000	-

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the July 3, 2013 promissory note with the Trinad Capital Master Fund for the amount of $30,000, with interest at 6% per annum, with principal due on January 3, 2015; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015.	30,000	-

On June 12, 2014, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $25,000, with interest at 6% per annum, with principal due on June 11, 2015; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015.	25,000

On July 3, 2014, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $25,000, with interest at 6% per annum, with principal due on July 2, 2015; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015.	25,000

On July 30, 2014, the Company signed a promissory note with the Trinad Capital Master Fund for the amount of $50,000, with interest at 6% per annum, with principal due on July 29, 2015; the Company is in negotiations to subsequently extend the maturity date to December 31, 2015.	50,000		-

	$600,000	$-

Management Services from Trinad Management LLC

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad LLC”).  Pursuant to the Management Agreement, Trinad LLC has agreed to provide certain management services to the Company through September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company.  Under the Management Agreement, the Company compensated Trinad LLC for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month calendar period during the term of the Agreement and with $1,000,000 due at the end of the three (3) year term, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share (“Warrant”). The Warrant may be exercised in whole or in part by Trinad LLC at any time for a period of ten (10) years. Since September 23, 2014, both parties have continued to perform under the Management Agreement and the Company is in negotiations with Trinad LLC to extend the term of the Management Agreement. The parties are also negotiating deferring the Company’s obligation to pay the $1,000,000 fee due at the end of the term of the Management Agreement and the $90,000 quarterly payment for the three month period ending December 23, 2014.

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

The management services from Trinad LLC were as follows:

For the Period from April 28, 2014 (acquisition) through September 30, 2014

(i) (a) Management services billed or accrued on a quarterly basis	$150,000

(i) (b) Long-term management services due at the end of the term accrued	138,890

(ii) Amortization of the fair value of the warrant issued	11,470

$300,360

Management Fee to Mint Group Holdings Ltd.

From time to time, the Company engages the Mint Group to provide management services for the Company. For the interim period ended September 30, 2014 and 2013 the Company was billed $67,063 and $0, respectively.

Advances to/from Mint Group Holdings Ltd.

From time to time, the Company provides or receives funds from Mint Group Holdings Ltd. for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Due from Related Party

In connection with the acquisition of OCHL, OCHL advanced $393,888 to JJAT for working capital purposes.

Long Term Promissory Note-Related Party

OCHL entered into a Senior Promissory Note (the “OCHL Senior Promissory Note”), dated April 28, 2014 to repay $1,376,124 of transaction expenses of the Merger to JJAT, due October 28, 2015 that accrues interest at a rate of 8% per annum, or $45,870, as of September 30, 2014. Outstanding interest payable under the OCHL Senior Promissory Note is due on the first anniversary of the note with the balance payable upon maturity of the note. During the period ended September 30, 2014, transaction expenses of $1,376,124 were recorded as Acquisition professional costs and Notes payable-related party in the accompanying consolidated financial statements. On November 3, 2014, $500,000 of principal under the OCHL Senior Promissory Note was repaid pursuant to the Forbearance Agreement described in Note 10 – Subsequent Events, below.

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

Future minimum lease payments under the non-cancelable operating lease are as follows:

Year ending March 31:	£	$

2015 (Remainder of the fiscal year)	£274,169	$445,224

2016	548,337	890,447

2017	548,337	890,447

2018	548,337	890,447

2019	548,337	890,447

2020 and after	5,297,086	8,601,958

	£7,764,603	$12,608,970

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

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

Upon consummation of the Merger on April 28, 2014, the Company assumed the Advisory Board Agreements entered into by Loton prior to the Merger with seven (7) individuals. Pursuant to the Advisory Board Agreements, the Advisory Board members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 700,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and is subject to a lock-up period of one (1) year after vesting.  For the period ended September 30, 2014, 291,667 common shares, valued at $1.00 per share, or $291,667, were earned and recorded as consulting fees relating to these agreements.

During the period ended September 30, 2014, the Company entered into Advisory Board Agreements with two (2) additional individuals. Pursuant to the Advisory Board Agreements, these additional Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 150,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and is subject to a lock-up period of one (1) year after vesting.  For the period ended September 30, 2014, 54,167 common shares, valued at $1.00 per share, or $54,167, were earned and recorded as consulting fees relating to these agreements.

Authorization of Stock Grants to Consultants

Upon consummation of the Merger on April 28, 2014, the Company assumed seven (7) Consulting Services Agreements (“2014 Consulting Agreements”) entered into by Loton prior to the Merger with seven (7) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 315,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $315,000 on the date of grant and are being amortized over the service period. For the period ended September 30, 2014, the Company recognized $131,250 as consulting fees relating to these agreements.

During the period ended September 30, 2014, the Company entered into a capital markets advisory and placement agent agreement with Merriman Capital, Inc. (the “Agreement”). Pursuant to the Agreement, Merriman Capital agreed to provide capital markets advisory services to the Company for three months, subject to written extensions thereafter, in exchange for 10,000 shares of restricted common stock of the Company for the first three engaged months of advisory services. Merriman will receive capital market advisory fees of $5,000 in cash and $5,000 in equity-in-lieu of cash per engaged month thereafter, upon written confirmation of renewal. Either party may terminate the relationship at any time by providing thirty (30) calendar days written notice to the other party. For the period ended September 30, 2014, 50,000 common shares, valued at $1.00 per share, or $50,000, were earned and recorded as consulting fees relating to this Agreement.

Warrants

Assumed Warrants Issued in September 2011 by Loton

Upon consummation of the Merger on April 28, 2014, the Company assumed the September 23, 2011warrant issued to Trinad LLC, pursuant to the Management Agreement, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of original issuance.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2014	1,125,000	$0.15	$0.15	$82,575	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	1,125,000	$0.15	$0.15	$82,575	-

Amortized, September 30, 2014	1,125,000	0.15	0.15	82,575	-

Unamortized, September 30, 2014	-	$-	$-	$-	-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.15	1,125,000	6.98	$0.15	1,125,000	6.98	$0.15

Note 8 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions in the United Kingdom and the balance at certain accounts may exceed the maximum amount insured by the Financial Services Compensation Scheme (FSCS) (£85,000 per account, per authorized institution as of December 31, 2010).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows.

On October 30, 2014, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Mr. Bengough, Mr. Ellin, and JJAT whereby the parties agreed to forbear pursuit of any claims relating to the Share Exchange (as defined), the Variation Agreement, the related Shareholders Agreement amongst the parties dated February 12, 2014 (the “Shareholders Agreement”), and the promissory notes (the “Notes”) and other documents entered into pursuant to the Shareholder’s Agreement during the term of the Forbearance Agreement, which is terminable by any party upon fifteen days prior written notice following a 90-day period from October 30, 2014.

Pursuant to the terms of the Forbearance Agreement, OCL made a payment to JJAT in the amount of $500,000 to be applied to the principal under the OBAR Expense Note (as such term is defined in the Variation Agreement) and an amount of $250,000 was concurrently credited to the principal under the OB Expense Note (as such term is defined in the Variation Agreement). Following entry into the Forbearance Agreement, a total of $876,124 of principal remained outstanding under the OBAR Expense Note and a total of $438,062 of principal remained outstanding under the OB Expense Note. Interest continued to accrue under the both notes. No other terms of any of the Notes were amended and the parties to the Forbearance Agreement reaffirmed their obligations under the Notes, except that the parties to the OB Purchase Note (as such term is defined in the Variation Agreement) agreed that the balance of the OB Purchase Note as already outstanding as principal under other of the Notes and that the OB Purchase Note was fully discharged.

The parties also agreed under the terms of the Forbearance Agreement to pursue sale negotiations of the Company’s interest in OCHL and OCL including by retaining an investment banking firm in the first quarter of 2015, if the sale process is not completed by December 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

On April 28, 2014, we entered into the Merger Agreement, by and among the Company, Acquisition Sub and KoKo Parent, a wholly-owned subsidiary of JJAT a corporation wholly-owned by Mr. Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder, and his affiliates and completed the Merger. As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo UK which owns 50% of OCHL, which in turn wholly-owns its operating subsidiary OBAR Camden. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KoKo Parent’s former sole shareholder, JJAT, received 29,000,000 shares of Company common stock, or approximately 73.9% of the shares of the Company outstanding post-merger. On May 1, 2014, Olly Bengough was appointed to our Board as a Director and was appointed our Chief Executive Officer. On September 23, 2014, Mr. Bengough resigned as Chief Executive Officer and from the Board of Directors of the Company.

On April 25, 2014, the Company entered into a Variation to Shareholder Agreement with Olly Bengough, an individual residing in the United Kingdom (“Bengough”) and KoKo Parent, (the “Variation Agreement”) pursuant to which Mr. Bengough agreed, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom, to transfer all shares of OCHL held by him to the Company in exchange for 29,000,000 shares of Company Common Stock, or approximately 42.5% of the shares of the Company outstanding post-exchange (including giving effect to the Merger described above) with the result that upon closing of that transaction, OCHL would become a wholly-owned subsidiary of our wholly-owned subsidiary, KoKo UK (the “Share Exchange”). To date, the parties to the Variation Agreement have been unable to reach an agreement on mutually acceptable documentation to effect the Share Exchange. The Company and Mr. Bengough are presently continuing to co-operate OCHL and OCL with Mr. Bengough leading OCL’s day-to-day business.

The Company’s management has determined that it is in the best interests of the Company to pursue strategic alternatives relating to OCHL and OCL, including the sale of the Company’s 50% ownership interest in OCHL and OCL, and the Company is currently conducting negotiations with a prospective party to acquire the Company’s interest in OCHL and OCL. If the Company cannot complete the sale of OCHL and OCL by December 31, 2014, the Company will engage an independent investment banking firm to assist with the sale in the first calendar quarter of 2015.

The Company also continues to seek expansion through other means such as acquisition of other live concert or event or media companies and licensing opportunities in the concert venue and media operations industries. The Variation Agreement and the related Shareholders’ Agreement dated February 12, 2014, (the “OCHL Shareholders’ Agreement”) the terms of which are disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2014, as amended, remain in full force and effect. Pursuant to the terms of the OCHL Shareholders’ Agreement and the Variation Agreement, each of Mr. Ellin and Mr. Bengough constitute the Board of Directors of OCHL and each of Mr. Bengough and Mr. Ellin are restricted from taking actions on behalf of OCHL without the written consent of the other individual. OCHL was incorporated in England and Wales on October 17, 2012 to become a comprehensive digital music and entertainment company. OCHL wholly-owns Obar Camden, a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO located in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO. The venue has been used to record live performances which have been broadcast to an international audience.

Obar Camden’s present business model is to operate with a relatively small internal team of key personnel. Obar Camden also engages the Mint Group, a related-party contractor with regard to Mr. Bengough, to provide management services. In addition, Obar Camden engages the services of technical security functions through external contractors.

KOKO has a single, well-established venue. The Company’s strategy is to leverage KOKO’s success and brand in live entertainment and relationships with fans, artists and advertisers via venue expansion into the United States alongside a digital/TV content and editorial platform, to grow revenue, earnings and cash flow. In order to most effectively leverage the brand and execute its strategy, the Company is dependent on Mr. Bengough promptly transferring his shares of OCHL to KoKo UK, as agreed under a Variation Agreement, which would cause the Company to control 100% of the operations of KOKO. The closing of this transaction is subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom and mutually acceptable transaction documents, and there is no assurance that Mr. Bengough will obtain such satisfactory tax clearances and that he will close on the exchange agreement. To date, the Company has not been able to close the Share Exchange with Mr. Bengough and, on September 23, 2014, Mr. Bengough resigned from the board and as Chief Executive Officer of the Company. As an alternative to completing the Share Exchange, the Company is seeking expansion through other means such as acquisition of other live concert or event or media companies, licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries to help it oversee its new acquisitions and business ventures in the U.S., and internationally.

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

Management Agreement

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad LLC”).  Pursuant to the Management Agreement, Trinad LLC has agreed to provide certain management services to the Company through September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of a potential business combination transaction involving the Company. Under the Management Agreement, the Company compensated Trinad LLC for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company common stock at an exercise price of $0.15 per share (“Warrant”). The Warrant may be exercised in whole or in part by Trinad LLC at any time for a period of ten (10) years. Since September 23, 2014, both parties have continued to perform under the Management Agreement and the Company is in negotiations with Trinad LLC to extend the term of the Management Agreement. The parties are also negotiating deferring the Company’s obligation to pay the $1,000,000 fee due at the end of the term of the Management Agreement and the $90,000 quarterly payment for the three month period ending December 23, 2014.

Liquidity and Capital Resources

The Company’s working capital requirements and capital for general corporate purposes, including capital expenditures, are funded from operations or from borrowings.

As of September 30, 2014, the Company had cash on hand of $661,971 and negative working capital of $2,362,135. The Company is dependent upon the receipt of capital investment, other financing and cash generated from operations of OCHL to fund its ongoing operations, debt service requirements and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, or if cash generated from operations of OCHL are not adequate to satisfy our working capital, capital expenditure and debt service requirements, the Company may not be able to implement its plan of operations. If the Company sells its 50% interest in OCHL and OCL, it will be dependent on cash received from the sale and on capital investments and other financing available upon reasonable terms to continue to operate and expand the business. The Company may be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The Company could cease conducting operations following the sale of its interest in OCHL and OCL until it can identify and finance the acquisition of new targets in the live concert venue, media and night-club operations industries. The failure by us to obtain such financing whether on acceptable terms or at all, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

On September 10, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 25,000 shares of common stock for an aggregate purchase price of $25,000. The proceeds were used for general administrative purposes.

On September 16, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 100,000 shares of common stock for an aggregate purchase price of $100,000. The proceeds were used for general administrative purposes.

On September 17, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 25,000 shares of common stock for an aggregate purchase price of $25,000. The proceeds were used for general administrative purposes.

Net cash used in operating activities was $1,484,952 and $21,911 for the periods ended September 30, 2014 and 2013, respectively. The increase in net cash used in operating activities is mainly attributable to lower net income of $3,259,695 which includes $1,376,124 of transaction expenses associated with the Merger.

Cash provided by investing activities was $45,100 for the period ended September 30, 2014, consisting of cash acquired in the acquisition of OCHL which was partially offset by the purchases of property and equipment and cash used in investing activities was $23,999 for the period ended September 30, 2013, consisting of the purchases of property and equipment.

Cash provided by financing activities was $1,428,171 for the period ended September 30, 2014 and cash used in financing activities was $560,744 for the period ended September 30, 2013. Cash provided by (used in) financing activities reflects: (i) repayments made to or on behalf of related parties during the periods ended September 30, 2014 and 2013, respectively and (ii) proceeds from related parties and sales of common stock during the period ended September 30, 2014.

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

Revenues

OCHL’s revenues increased by $404,605, or 34.2%, to $1,589,450 for the three months ended September 30, 2014 from $1,184,845 in the corresponding period of the prior year. The increase in revenues for the three months ended September 30, 2014 reflects higher sales for live events and the effect of fluctuation in the average rates of exchange used in translating U.K. sales to their U.S. dollar equivalent. OCHL’s revenues increased by $623,010, or 22.1%, to $3,436,650 for the six months ended September 30, 2014 from $2,813,640 in the corresponding period of the prior year. The increase in revenues for the six months ended September 30, 2014 reflects higher sales for live events and a luxury club event that was not held in the prior year period and the effect of fluctuation in the average rates of exchange used in translating U.K. sales to their U.S. dollar equivalent.

Cost of Revenue

Cost of revenue of OCHL increased by $71,588 and $98,858, or 39.4% and 22.8%, for the three and six months ended September 30, 2014, respectively, compared with the corresponding periods of the prior year. The increase in cost of revenue primarily reflects the higher sales for live events and the effect of fluctuation in the average rates of exchange used in translating U.K. costs to their U.S. dollar equivalent. The mix of events that produced a higher level of revenues on a higher number of events drove a cost of revenue percentage of 15.9% and 15.5% of revenues for the three and six months ended September 30, 2014, respectively, compared to 15.3% and 15.4% of revenues for the three and six months ended September 30, 2013, respectively.

Gross Margin

Gross margin of OCHL increased by $333,017, or 33.2%, to $1,336,308 (84.1% of revenues) for the three months ended September 30, 2014 from $1,003,291 (84.7% if revenues) in the corresponding period of the prior year. Gross margin of OCHL increased by $524,152, or 22.0%, to $2,903,832 (84.5% of revenues) for the six months ended September 30, 2014 from $2,379,680 (84.6% of revenues) in the corresponding period of the prior year. The overall mix of events was similar between the current and prior year periods with the increase in gross margins primarily attributable to the changes in revenues discussed above.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three months ended September 30, 2014 decreased by $6,952 to $62,167 from $69,119 in the corresponding period of the prior year. Selling and marketing expenses for the six months ended September 30, 2014 increased by $105,494 to $210,720 from $105,226 in the corresponding period of the prior year. The increase in selling and marketing expenses for the six month period was due mainly to costs associated with a special Saturday club night event held during the current year period. There was no comparable event held during the prior year. Selling and marketing expenses represented 3.9% and 5.8% of revenues for the three months ended September 30, 2014 and 2013, respectively, and 6.1% and 3.7% of revenues for the six months ended September 30, 2014 and 2013, respectively.

Management Services – Related Parties Expenses

Management services – related parties consist of management fees paid and accrued by the Company under agreements with Trinad Management, LLC and Mint Group Holdings Limited (“Mint Group”)(see Note 5). During the three and six months ended September 30, 2014, the Company paid and accrued management fees to Trinad Management, LLC of $180,199 and $300,343, respectively, and Mint Group of $33,412 and $67,063, respectively.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, licenses, outside contractors costs, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses increased by $232,197, or 49.5%, to $701,731 for the three months ended September 30, 2014 from $469,534 in the corresponding period of the prior year. General and administrative expenses increased by $345,349, 32.2%, to $1,416,822, for the six months ended September 30, 2014 from $1,071,473 in the corresponding period of the prior year. The increase in general and administrative expense was primarily due to higher wages, insurance and travel related costs and the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent. General and administrative expenses represented 44.1% and 39.6% of revenue for the three months ended September 30, 2014 and 2013, respectively, and 41.2% and 38.1% of revenue for the six months ended September 30, 2014 and 2013, respectively.

Operating Expenses

Total operating expenses increased by $1,165,462, or 122.8%, to $2,114,406 for the three months ended September 30, 2014 from $948,944 in the corresponding period of the prior year. Total operating expenses increased by $3,694,419, or 177.6%, to $5,775,188 for the six months ended September 30, 2014 from $2,080,769 in the corresponding period of the prior year. The increase in operating expenses for the three and six month periods was due mainly to higher: (i) professional fees associated with the Merger including $1,376,124 of transaction expenses (see Note 5); (ii) consulting fees associated with the Company’s business plans and growth strategy; (iii) selling expenses, management services and general and administrative expenses as noted above and (iv) the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent.

Other (Income) Expense

Other expense increased by $56,172 and $61,260 for the three and six month periods ended September 30, 2014 which reflects interest incurred in connection with the Company’s notes payable.

Income Tax Provision

The income tax provision increased by $44,218 and $28,168 for the three and six month periods ended September 30, 2014, respectively, compared with the corresponding periods of the prior year due mainly to the increase in pretax income of OCHL and the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent.

Net Income (Loss)

The net results attributable to the Company’s stockholders was a net loss of $883,657 and $3,027,883 for the three and six months ended September 30, 2014, respectively, and net income of $49,178 and $231,812 for the three and six months ended September 30, 2013, respectively. The net results attributable to non-controlling interest was a net loss of $69,938 and $687,240 for the three and six months ended September 30, 2014 and net income of $24,589 and $115,906 for the three and six months ended September 30, 2013, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective for the period ended September 30, 2014 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on September 30, 2014:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 1A. Risk Factors.

The Company is attempting to sell its 50% interest in OCHL and OCL and it may not be able to complete a transaction on terms favorable to the Company, or at all.

Pursuant to the Forbearance Agreement, dated October 30, 2014, among the Company, Oliver Bengough, JJAT, and Robert Ellin, have agreed to forbear legal action against one another for matters relating to the parties’ inability to complete the Share Exchange for a period of at least 90 days, following which any party may terminate the Forbearance Agreement upon 15 days’ notice to the other parties. Pursuant to the Forbearance Agreement, upon 5 days’ prior written notice by Mr. Bengough or notice of withdrawal from negotiations of another potential buyer of the Company’s shares, the Company is required to engage an investment banking firm to identify a third party purchaser of the Company’s shares of OCHL and OCL. The Company may not be able to find a buyer willing to purchase the Company’s shares on terms acceptable to the Company, or at all. In addition, the Company may incur significant costs in the engagement of the investment bankers and other advisors to assist in the sale, which could have an adverse effect on the Company’s financial statements. Engaging in the sale process could also require extensive Company resources and time from personnel that would otherwise be allocated to furthering the Company’s strategic initiatives. Furthermore, following the term of the Forbearance Agreement, the parties thereto may be unable to effectively co-operate OCHL and OCL and may assert claims against one another for breaches of the Shareholders’ Agreement dated February 12, 2014 amongst the parties and certain other parties or the Variation Agreement dated April 24, 2014, amongst the parties and certain other parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 10, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 25,000 shares of common stock for an aggregate purchase price of $25,000. The proceeds were used for general administrative purposes.

On September 16, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 100,000 shares of common stock for an aggregate purchase price of $100,000. The proceeds were used for general administrative purposes.

On September 17, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 25,000 shares of common stock for an aggregate purchase price of $25,000. The proceeds were used for general administrative purposes.

We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act because, among other reasons, the offerees/issuees were accredited investors who were not subject to any general solicitation.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

10.1

Forbearance Agreement, dated as of October 30, 2014, between the Company, Olly Bengough, Robert Ellin, and JJAT (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with SEC on November 5, 2014 and incorporated herein by reference).

31.1	Certification of Executive Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LOTON, CORP

Date: November 14, 2014	By:	/s/ Robert Ellin
Robert Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ Barry Regenstein
Barry Regenstein
Interim Chief Financial Officer (Principal Financial Officer)

