Form 10-Q
period 2014-12-31
LOTON, CORP
filed 2015-02-17
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 333-167219

LOTON, CORP

(Exact name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	90-0657263 (I.R.S. Employer Identification Number)

269 South Beverly Drive

Beverly Hills, California 90212

(Address of Principal Executive Offices including Zip Code)

(310) 601-2500

(Registrant’s Telephone Number, Including Area Code)

 620 North Beverly Drive

Beverly Hills, California 90210

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

As of February 9, 2015, there were issued and outstanding 43,304,988 shares of the registrant’s common stock, par value $0.001 per share.

LOTON, CORP

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loton, Corp

Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,023,964	$731,208
Accounts receivable	71,376	148,452
Inventories	57,199	67,252
Due from related party	376,815	-
Prepayments and other current assets	287,956	562,318
Deferred taxes	38,061	40,772

Total Current Assets	1,857,371	1,550,002

PROPERTY AND EQUIPMENT
Leasehold improvements	1,299,205	1,379,677
Furniture and fixtures	404,463	429,785
Production and entertainment equipment	1,394,390	1,457,955
Office equipment	16,416	-
Accumulated depreciation	(2,090,813)	(2,104,610)

Property and Equipment, net	1,023,661	1,162,807

INTANGIBLE ASSETS
Trademarks	15,388	16,484
Website development costs	35,829	38,381
Accumulated amortization	(41,022)	(43,325)

Intangible Assets, net	10,195	11,540

Total Assets	$2,891,227	$2,724,349

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$556,263	$574,828
Current portion of deferred rent	84,595	91,246
Income taxes payable	292,660	87,946
Management service obligation - related party	1,000,000	-
Notes payable - related party	876,124	-
VAT tax payable and payroll liabilities	318,564	180,664
Advances from related parties	153,029	8,161
Accrued expenses and other current liabilities	262,205	237,642

Total Current Liabilities	3,543,440	1,180,487

NON-CURRENT LIABILITIES:
Notes payable - related party	700,000	-
Note payable	242,498	-
Deferred rent	1,119,860	1,267,445

Total Non-Current Liabilities	2,062,358	1,267,445

Total Liabilities	5,605,798	2,447,932

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Preferred stock, par value $0.001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001: 75,000,000 shares authorized; 42,370,821 and 29,000,000 shares issued and outstanding, respectively	42,371	29,000
Additional paid-in capital	2,767,479	(28,998)
Retained earnings (accumulated deficit)	(5,142,271)	160,026
Acumulated other comprehensive income (loss):
Foreign currency translation loss	(37,400)	(21,819)

Total Loton Corp. Stockholders' Equity (Deficit)	(2,369,821)	138,209

NON-CONTROLLING INTEREST
Non-controlling interest - capital stock	1	1
Non-controlling interest - Retained earnings (accumulated deficit)	(307,351)	160,025
Foreign currency translation loss	(37,400)	(21,818)

Total Non-Controlling Interest	(344,750)	138,208

Total Equity (Deficit)	(2,714,571)	276,417

Total Liabilities and Equity (Deficit)	$2,891,227	$2,724,349

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,301,881	$2,286,217	$5,738,531	$5,099,857

Cost of Revenue	319,121	338,322	851,939	772,282

Gross Margin	1,982,760	1,947,895	4,886,592	4,327,575

Operating Expenses
Selling expenses	(21,578)	7,860	189,142	113,086
Rent	194,883	199,434	608,566	580,053
Professional fees	134,784	21,611	473,416	21,611
Management services - related parties	121,592	359,926	488,998	626,861
Salary and wages	410,179	632,345	1,091,674	888,861
Consulting fees	403,202	-	1,373,508	-
Acquisition professional costs	-	-	1,376,124	-
General and administrative expenses	718,594	734,765	2,135,416	1,806,238

Total operating expenses	1,961,656	1,955,941	7,736,844	4,036,710

Income (loss) from operations	21,104	(2,093,258)	(2,850,252)	290,865

Other (income) expense
Settlement costs of potential claim	2,600,080	-	2,600,080	-
Interest expense	35,226	-	96,486	-

Other (income) expense, net	2,635,306	-	2,696,566	-

Income (loss) before income tax provision	(2,614,202)	(2,098,346)	(5,546,818)	290,865

Income tax provison	127,588	(31)	222,855	67,068

Net income (loss)
Net income (loss) before non-controlling interest	(2,741,790)	(8,015)	(5,769,673)	223,797
Net income (loss) attributable to non-controlling interest	219,863	(4,008)	(467,376)	111,898

Net income (loss) attributable to Loton Corp. stockholders	(2,961,653)	(4,007)	(5,302,297)	111,899

Other Comprehensive Income
FX translation gain (loss)	(24,413)	(10,329)	(31,163)	13,341
FX translation gain (loss) attributable to non-controlling interest	(12,207)	(5,165)	(15,582)	6,670

Other comprehensive income attributable toLoton Corp. Stockholders	(12,206)	(5,164)	(15,581)	6,671

Comprehensive income (loss)	$(2,973,859)	$(9,171)	$(5,317,878)	$118,570

Earnings (Loss) Per Share:
- basic and diluted	$(0.07)	$(0.06)	$(0.15)	$0.01

Weighted average common shares outstanding:
- basic and diluted	39,525,521	29,000,000	38,615,044	29,000,000

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statement of Equity (Deficit)

For the Interim Period Ended December 31, 2014

(Unaudited)

	Loton Corp. Stockholders' Equity (Deficit)								Non-controlling Interest
	Common Stock Par Value $0.001		Additional	Deferred	Additional	Retained Earnings	Accumu Other	Total Loton Corp.		Retained Earnings	Accumu Other	Total	Total
	Number of		Paid-in Capital	Compensation	Paid-in	(Accumulated	Comprehensive	Stockholders'	Capital	(Accumulated	Comprehensive	Non-controlling
	Shares	Amount	(Calculation Inly)	(Calculation Inly)	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Stock	Deficit)	Income (Loss)	Interest	Equity (Deficit)

Balance, March 31, 2013	29,000,000	$29,000	$(28,998)	$-	$(28,998)	$38,189	$(28,574)	$9,617	$1	$38,189	$(28,573)	$9,617	$19,234

Comprehensive income (loss)
Net income						121,837		121,837		121,836		121,836	243,673
Foreign currency translation gain							6,755	6,755			6,755	6,755	13,510

Total comprehensive income (loss)								128,592				128,591	257,183

Balance, March 31, 2014	29,000,000	29,000	$(28,998)	$-	(28,998)	160,026	(21,819)	138,209	1	160,025	(21,818)	138,208	276,417

Reverse acqusition adjustment	8,576,666	8,576	(1,739,470)	(11,461)	(1,750,931)			(1,742,355)					(1,742,355)

Amortization of warrants issued to related party for services received				11,461	11,461			11,461					11,461

Issuance of common stock to Advisory member for one year service in October and December 2013 earned during the period	341,667	342	341,325		341,325			341,667					341,667

Issuance of common stock to consultants for one year service in October and November 2013 earned during the period	88,750	89	88,661		88,661			88,750					88,750

Issuance of common stock to consultants for one year service in February and April 2014 earned during the period	96,667	97	96,570		96,570			96,667					96,667

Issuance of common stock to consultants for one year service in May and June 2014 earned during the period	91,667	92	91,575		91,575			91,667					91,667

Issuance of common stock to Advisory member for one year service in October and November 2014 earned during the period	39,583	39	39,544		39,544			39,583					39,583

Issuance of common stock to consultants for one year service in November 2014 earned during the period	15,833	16	15,818		15,818			15,834					15,834

Issuances of common shares for warrant exercises at $.01 per share	2,400,000	2,400	21,600		21,600			24,000					24,000

Issuance of common shares in settlement of accounts payable	954,988	955	476,539		476,539			477,494					477,494

Issuance of common shares for cash at $1.00 per share	725,000	725	724,275		724,275			725,000					725,000

Issuance of common stock for services	40,000	40	39,960		39,960			40,000					40,000

Issuance of warrants in settlement of potential claim	-	-	2,600,080		2,600,080			2,600,080					2,600,080

Comprehensive income (loss)
Net loss				-		(5,302,297)		(5,302,297)		(467,376)		(467,376)	(5,769,673)
Foreign currency translation gain							(15,581)	(15,581)			(15,582)	(15,582)	(31,163)

Total comprehensive income (loss)								(5,317,878)				(482,958)	(5,800,836)

Balance, December 31, 2014	42,370,821	$42,371	$2,767,479	$-	$2,767,479	$(5,142,271)	$(37,400)	$(2,369,821)	$1	$(307,351)	$(37,400)	$(344,750)	$(2,714,571)

See accompanying notes to the consolidated financial statements.

Loton, Corp

 Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) before non-controlling interest	$(5,769,673)	$223,797
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	130,218	151,227
Amortization expense	612	612
Common shares and warrants issued for services	725,629	-
Warrants issued for settlement of potential claims	2,600,080	-
Changes in operating assets and liabilities:
Accounts receivable	71,129	10,539
Inventories	5,908	(49,838)
Prepayments and other current assets	504,312	133,625
Accounts payable	54,054	(157,513)
Income tax payable	222,855	(123,885)
Payroll liabilities	158,276	(81,172)
Accrued interest on notes payable - related party	24,160	-
Accrued expenses and other current liabilities	(31,526)	(79,756)
Management service obligation - related party	138,882	-
Deferred rent	(67,627)	(67,812)

Net cash used in operating activities	(1,232,711)	(40,183)

Cash flows from investing activities
Cash acquired from acquisition	85,608	-
Purchases of property and equipment	(56,012)	(55,363)

Net cash provided by (used in) investing activities	29,596	(55,363)

Cash flows from financing activities
Advances from (repayments to) related parties	(253,851)	(336,781)
Proceeds from notes payable - related parties	1,576,124	-
Proceeds from warrants exercised	24,000	-
Repayments of notes payable - related parties	(500,000)	-
Proceeds from sale of common stock	725,000	-

Net cash provided by (used in) financing activities	1,571,273	(336,781)

Effect of exchange rate changes on cash	(75,402)	76,616

Net change in cash	292,756	(355,711)

Cash at beginning of the period	731,208	762,889

Cash at end of the period	$1,023,964	$407,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$86,144	$184,797

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accounts payable settled in note payable	$242,498	$-

Accounts payable settled in common stock	$477,494	$-

See accompanying notes to the consolidated financial statements.

Loton, Corp

December 31, 2014 and 2013

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

As a result of the transfer of ownership interests of the former stockholders of Obar Camden, for financial statement reporting purposes, the merger between OCHL and Obar Camden has been treated as a reverse acquisition with Obar Camden deemed the accounting acquirer and OCHL deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Obar Camden (the accounting acquirer) were carried forward to OCHL (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilized the capital structure of OCHL and the assets and liabilities of Obar Camden which were recorded at historical cost. The equity of the combined entity is the historical equity of Obar Camden retroactively restated to reflect the number of shares issued by OCHL in the transaction.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.
(iii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.
(iv)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events;
8

(v)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;
(vi)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and payroll liabilities approximate their fair values because of the short maturity of these instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47, trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

There was no allowance for doubtful accounts at December 31, 2014 or March 31, 2014.

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

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended December 31, 2014 or 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended December 31, 2014 or 2013.

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

	December 31, 2014	March 31, 2014	December 31, 2013	March 31, 2013

Balance sheets	0.6437	0.6009	0.6064	0.6580

Statements of operations and comprehensive income (loss)	0.6082	0.6297	0.6381	0.6381

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

Pursuant to ASC Paragraphs 260-10-45-45-22 and 23, the dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, warrants are as follows:

	Contingent shares issuance arrangement, warrants
	For the Reporting Period Ended December 31, 2014	For the Reporting Period Ended December 31, 2013

Warrant Shares

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 warrant to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	-

Warrants to purchase 800,000 shares of the Company’s common stock with an exercise price of $0.01 per share expiring four (4) years from date of issuance on December 1, 2014	800,000	-

Total contingent shares issuance arrangement, warrants	1,925,000	-

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Prior to the Merger, the Company was seeking a suitable candidate for a business combination; however, notwithstanding the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurance to that effect. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Prepayments and Other Current Assets

Prepayments and other current assets consist of the following:

	December 31, 2014	March 31, 2014

Rent	$212,963	$228,131
Taxes	28,467	121,972
Insurance	27,943	127,397
Other	18,583	84,818

Total	$287,956	$562,318

Note 5 – Property and Equipment

(i)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of the property and equipment, exceeded their carrying values at March 31, 2014.

(ii)	Depreciation Expense

Depreciation expense was $130,218 and $151,227 for the reporting period ended December 31, 2014 and 2013, respectively.

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

Notes Payable - Related Party

On December 31, 2014, the Company entered into a Senior Convertible Promissory Note (the “Convertible Note”) with Trinad Capital Master Fund (“Trinad Capital”) allowing for advances up to a maximum loan amount of $1,000,000, plus interest at the rate of six percent (6%) per annum on the unpaid principal amount of outstanding advances.

Prior to December 31, 2014, Trinad Capital advanced $700,000 to the Company in various term loans during the period between April 2, 2012 and November 30, 2014. The aggregate principal and accrued interest payable to Trinad Capital through December 31, 2014 under the prior loans was $770,151 and this amount constitutes a portion of the outstanding loan balance under the Convertible Note. Upon entry into the Convertible Note, each of the prior loans was cancelled. Pursuant to the terms of the Convertible Note, all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the Convertible Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the Convertible Note .

On January 27, 2015, the Company and Trinad Capital entered into an amendment to the Convertible Note, effective as of December 31, 2014, pursuant to which: (1) the term of the Convertible Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in the equity financing.

On February 5, 2015, the Company and Trinad Capital entered into an amendment and restatement of the Convertible Note, effective as of December 31, 2014, pursuant to which the convertibility feature of the note was eliminated in its entirety.

Management Services from Trinad Management LLC

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad LLC”).  Pursuant to the Management Agreement, Trinad LLC had agreed to provide certain management services to the Company through September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company.  Under the Management Agreement, the Company compensated Trinad LLC for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month calendar period during the term of the Agreement and with $1,000,000 due at the end of the three (3) year term, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share (“Warrant”). The Warrant may be exercised in whole or in part by Trinad LLC at any time for a period of ten (10) years.

The payment of the $1,000,000 fee accrued on the books at the end of the term has been deferred. Trinad LLC provided service at $30,000 per month on a month to month basis. The Company has accrued $90,000 of management fee for the three month period ended December 23, 2014.

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

The management services from Trinad LLC were as follows:

For the Period from April 28, 2014 (acquisition) through December 31, 2014

(i) (a) Management services billed or accrued on a quarterly basis	$240,000

(i) (b) Long-term management services due at the end of the term accrued	138,882

(ii) Amortization of the fair value of the warrant issued	11,461

$390,343

Management Fee to Mint Group Holdings Ltd.

From time to time, the Company engages the Mint Group to provide management services for the Company. For the interim period ended December 31, 2014 and 2013 the Company was billed $98,655 and $0, respectively.

Advances to/from Mint Group Holdings Ltd.

From time to time, the Company provides or receives funds from Mint Group Holdings Ltd. for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Due from Related Parties

In connection with the acquisition of OCHL, OCHL advanced $384,350 to JJAT for working capital purposes and Mint Group Holdings Ltd. advanced $7,535 to OCHL for working capital purposes

Promissory Note Payable-Related Party

OCHL entered into a Senior Promissory Note (the “OCHL Senior Promissory Note”), dated April 28, 2014 to repay $1,376,124 of transaction expenses of the Merger to JJAT, due October 28, 2015 that accrues interest at 8% per annum, or $68,335, as of December 31, 2014. Outstanding interest payable under the OCHL Senior Promissory Note is due on the first anniversary of the note with the balance payable upon maturity of the note. During the period ended December 31, 2014, transaction expenses of $1,376,124 were recorded as Acquisition professional costs and Notes payable-related party in the accompanying consolidated financial statements. On November 3, 2014, $500,000 of principal under the OCHL Senior Promissory Note was repaid pursuant to the Forbearance Agreement described below.

On October 30, 2014, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Mr. Bengough, Mr. Ellin, and JJAT whereby the parties agreed to forbear, pursuant to any claims relating to the Share Exchange, the Variation Agreement, the related Shareholders Agreement amongst the parties dated February 12, 2014 (the “Shareholders Agreement”), and the promissory notes (the “Notes”) and other documents entered into pursuant to the Shareholder’s Agreement during the term of the Forbearance Agreement, which is terminable by any party upon fifteen days prior written notice following a 90-day period from October 30, 2014.

Pursuant to the terms of the Forbearance Agreement, OCL made a payment to JJAT in the amount of $500,000 to be applied to the principal under the OCHL Senior Promissory Note. Following entry into the Forbearance Agreement, a total of $876,124 of principal remained outstanding under the OCHL Senior Promissory Note. Interest continues to accrue under the OCHL Senior Promissory Note.

Note 7 – Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015. The payables arose in connection with professional services rendered by the lender to the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015 which was amended to June 30, 2016.

Note 8 – Commitments and Contingencies

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

Future minimum lease payments under the non-cancelable operating lease are as follows:

Year ending March 31:	£	$

2015 (Remainder of the fiscal year)	£137,084	$212,963

2016	548,337	851,852

2017	548,337	851,852

2018	548,337	851,852

2019	548,337	851,852

2020 and after	5,297,086	8,229,122

	£7,627,519	$11,849,493

Deferred Rent

To induce OCL to enter into the operating lease and the deed of variation for a period of 25 years, the landlord granted free rent for the first fifteen (15) months of the occupancy and consideration/contribution of £350,000 in aggregate, which will be recognized on a straight-line basis over the duration of the initial lease term of 25 years.

Note 9 –Equity (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares which shall be common stock, par value $.001 per share.

Common Stock

Upon consummation of the Merger on April 28, 2014, the Company issued 29,000,000 shares of its common stock to JJAT, a related party, for the acquisition of 100% of the issued and outstanding capital stock of KoKo US.

Sale of Common Stock or Equity Units

For the period between September 10, 2014 and September 17, 2014, the Company issued an aggregate of 150,000 shares of its common stock at $1.00 per share for $150,000 in cash.

On November 17, 2014 and December 19, 2014, the Company entered into two separate securities purchase agreements with two accredited investors, pursuant to which the Company agreed to issue an aggregate of 575,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 per share for an aggregate purchase price of $575,000 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $288,650 ($0.50 per common share) and $288,350 ($0.50 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

Upon consummation of the Merger on April 28, 2014, the Company assumed the Advisory Board Agreements entered into by Loton prior to the Merger with seven (7) individuals. Pursuant to the Advisory Board Agreements, the Advisory Board members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 700,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and is subject to a lock-up period of one (1) year after vesting.  For the period ended December 31, 2014, 341,667 common shares, valued at $1.00 per share, or $341,667, were earned and recorded as consulting fees relating to these agreements.

During the period ended December 31, 2014, the Company entered into Advisory Board Agreements with five (5) additional individuals. Pursuant to the Advisory Board Agreements, these additional Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 425,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and is subject to a lock-up period of one (1) year after vesting.  For the period ended December 31, 2014, 131,250 common shares, valued at $1.00 per share, or $131,250, were earned and recorded as consulting fees relating to these agreements.

Authorization of Stock Grants to Consultants/Professionals

Upon consummation of the Merger on April 28, 2014, the Company assumed eight (8) Consulting Services Agreements (“2014 Consulting Agreements”) entered into by Loton prior to the Merger with eight (8) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 315,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $315,000 on the date of grant and are being amortized over the service period. For the period ended December 31, 2014, the Company recognized $185,417 as consulting fees relating to these agreements.

During the period ended December 31, 2014, the Company entered into six (6) Consulting Services Agreements with five (5) additional individuals. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 190,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $190,000 on the date of grant and are being amortized over the service period. For the period ended December 31, 2014, the Company recognized $15,833 as consulting fees relating to these agreements.

During the period ended December 31, 2014, the Company entered into a capital markets advisory and placement agent agreement with Merriman Capital, Inc. (the “Agreement”). Pursuant to the Agreement, Merriman Capital agreed to provide capital markets advisory services to the Company for three months, subject to written extensions thereafter, in exchange for 10,000 shares of restricted common stock of the Company for the first three engaged months of advisory services. Merriman will receive capital market advisory fees of $5,000 in cash and $5,000 in equity-in-lieu of cash per engaged month thereafter, upon written confirmation of renewal. Either party may terminate the relationship at any time by providing thirty (30) calendar days written notice to the other party. For the period ended December 31, 2014, 40,000 common shares, valued at $1.00 per share, or $40,000, were earned and recorded as consulting fees relating to this Agreement.

During the period ended December 31, 2014, the Company entered into a Subscription Agreement with its legal advisors (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the advisors agreed to subscribe to the purchase of 954,988 shares of the Company’s common stock, at the price of $0.50 per share, in exchange for legal services previously rendered to the Company in the aggregate amount of $477,494. For the period ended December 31, 2014, 954,988 common shares, valued at $0.50 per share, or $477,494, were earned and recorded as a reduction in accounts payable relating to this Agreement.

Warrants

Assumed Warrants Issued in September 2011 by Loton

Upon consummation of the Merger on April 28, 2014, the Company assumed the September 23, 2011warrant issued to Trinad LLC, pursuant to the Management Agreement, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of original issuance.

November and December 2014 Issuances

On November 17, 2014 and December 19, 2014, the Company issued two warrants to purchase an aggregate of 575,000 shares with an exercise price of $0.01 per share expiring four years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility (*)	38.15%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.34%

*	As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected three (3) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within live entertainment industry which the Company engages in to calculate the expected volatility. The Company calculated those three (3) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was $0.50 per warrant share or $286,350, at the date of issuance using the Black-Scholes Option Pricing Model.

On December 1, 2014, the Company issued warrants to purchase 2,625,000 shares of the Company’s common stock at an exercise price of $0.01 per share to eight investors who had previously purchased shares of the Company’s common stock for $1.00 per share. The warrants expire four (4) years from the date of issuance. As the consideration for these warrants, the investors (each, a “Holder”) agreed to release the Company and its principals from any and all claims relating to the Holder’s present or prior investments in the Company and from any other claim, existing on or prior to the warrant’s date of original issuance.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility (*)	38.15%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.21%

*	As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected three (3) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within live entertainment industry which the Company engages in to calculate the expected volatility. The Company calculated those three (3) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated fair value of the warrants was $0.9905 per warrant share or $2,600,080, at the date of issuance using the Black-Scholes Option Pricing Model, which was recorded as settlement cost of potential claims in the consolidated statements of operations.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2014	1,125,000	$0.15	$0.15	$82,575	$-

Granted	3,200,000	0.01	0.01	3,169,629	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(2,400,000)	0.01	0.01	(2,378,400)	-

Expired	-	-	-	-	-

Balance, December 31, 2014	1,925,000	$0.01 - 0.15	$0.09	$873,804	-

Amortized, December 31, 2014	1,925,000	0.01 - 0.15	0.09	873,804	-

Unamortized, December 31, 2014	-	$-	$-	$-	-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 0.15	1,925,000	5.57	$0.09	1,925,000	5.57	$0.09

Note 10 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2014, substantially all (83%) of the Company’s cash was held by major financial institutions in the United Kingdom and the balance at certain accounts may exceed the maximum amount insured by the Financial Services Compensation Scheme (FSCS) (£85,000 per account, per authorized institution as of December 31, 2010).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 11 - Foreign Operations

Foreign Operations

The Company’s operations are primarily carried out in the United Kingdom (“UK”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the UK. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “could,” “should,” “if,” “estimates,” and similar expressions are intended to identify forward-looking statements. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.

The forward-looking statements are based on various factors and were derived using numerous beliefs and assumptions. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•      a change in the business of the Company, due to any sale of the Company’s operating subsidiaries or the divestiture of the Company’s material assets;

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

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

On April 25, 2014, the Company entered into a Variation to Shareholder Agreement with Mr. Bengough, and KoKo Parent, (the “Variation Agreement”) pursuant to which Mr. Bengough agreed, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom, to transfer all shares of OCHL held by him to the Company in exchange for 29,000,000 shares of Company Common Stock, or approximately 42.5% of the shares of the Company outstanding post-exchange (including giving effect to the Merger described above) with the result that upon closing of that transaction, OCHL would become a wholly-owned subsidiary of our wholly-owned subsidiary, KoKo UK (the “Share Exchange”). However, the parties to the Variation Agreement were unable to reach an agreement on mutually acceptable documentation to effect the Share Exchange.

On October 30, 2014, the Company entered into the Forbearance Agreement with Mr. Bengough, Mr. Ellin, and JJAT whereby the parties agreed to forbear pursuit of any claims relating to the Share Exchange, the Variation Agreement, the related Shareholders Agreement amongst the parties dated February 12, 2014 (the “Shareholders Agreement”), and the promissory notes (the “Notes”) and other documents entered into pursuant to the Shareholder’s Agreement during the term of the Forbearance Agreement, which is terminable by any party upon fifteen days prior written notice following a 90-day period from October 30, 2014. The parties agreed to explore strategic alternatives for OCHL and OCL during the quarter ended December 31, 2014. Following December 31, 2014, either party has the right to give notice to require the parties to, within five business days, engage an investment banker to assist with evaluating strategic alternatives for OCHL and OCL. The Company and Mr. Bengough are presently continuing to co-operate OCHL and OCL with Mr. Bengough leading OCL’s day-to-day business. The Variation Agreement and the related Shareholders’ Agreement dated February 12, 2014, (the “OCHL Shareholders’ Agreement”) the terms of which are disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2014, as amended, remain in full force and effect. Pursuant to the terms of the OCHL Shareholders’ Agreement and the Variation Agreement, each of Mr. Ellin and Mr. Bengough constitute the Board of Directors of OCHL and each of Mr. Bengough and Mr. Ellin are restricted from taking actions on behalf of OCHL without the written consent of the other individual.

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

Obar Camden’s present business model is to operate with a relatively small internal team of key personnel. Obar Camden also engages the Mint Group, a related-party contractor controlled by Mr. Bengough, to provide management services. In addition, Obar Camden engages the services of technical security functions through external contractors.

KOKO has a single, well-established venue.

Digital Media and Content Streaming

During the fourth quarter of 2014, the Company primarily focused on negotiating contracts to obtain rights to broadcast live music events over the Internet and to generate revenues from securing advertising and promotions for such events. Our vision is to become the first independent global live music and lifestyle network delivered across all digital platforms. We aim to accomplish this by aggregating and leveraging hundreds of hours of live music and lifestyle content acquired through mutually beneficial relationships with the world’s top festivals and promoters. On December 1, 2014, we entered into a Consulting Services Agreement with a consultant to assist in various aspects of the Company’s online streaming business. Pursuant to the terms of such agreement, the Consultant shall, for a period of 30 days, offer to the Company the right to participate in business opportunities of which the Consultant becomes aware of relating to festival digital rights aggregation for streaming services prior to the Consultant entering into any of such opportunities with any third party. The Company also was granted a right of last offer for any business opportunities that the Consultant pursues following such 30 day period.

The Company continues to seek expansion through acquisition of other live concert or event or media companies and licensing opportunities and hiring skilled personnel in the concert venue and media operations industries to help it oversee its new acqusitions and business ventures in the U.S., and internationally.

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

Management Agreement

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 Management Agreement (“Management Agreement”) with Trinad Management, LLC (“Trinad LLC”) from Loton.  Pursuant to the Management Agreement, Trinad LLC had agreed to provide certain management services to the Company through September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, the Company compensated Trinad LLC for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company common stock at an exercise price of $0.15 per share (“Warrant”). The Warrant may be exercised in whole or in part by Trinad LLC at any time for a period of ten (10) years. Since September 23, 2014, both parties have continued to perform under the Management Agreement on a month to month basis and the $1,000,000 fee due at the end of the term has been deferred pending the execution of an agreement to continue the management services. The $90,000 quarterly payment for the three month period ended December 23, 2014 has been accrued as of December 31, 2014.

Liquidity and Capital Resources

The Company’s working capital requirements and capital for general corporate purposes, including capital expenditures, are funded from operations or from borrowings.

As of December 31, 2014, the Company had cash on hand of $1,023,964 and negative working capital of $1,686,069. The Company is dependent upon the receipt of capital investment, other financing and cash generated from operations of OCHL to fund its ongoing operations, debt service requirements and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, or if cash generated from operations of OCHL are not adequate to satisfy our working capital, capital expenditure and debt service requirements, the Company may not be able to implement its plan of operations. If the Company sells its 50% interest in OCHL and OCL, it will be dependent on cash received from the sale and on capital investments and other financing available upon reasonable terms to continue to operate and expand the business. The Company may be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The Company could cease conducting operations following the sale of its interest in OCHL and OCL until it can identify and finance the acquisition of new targets in the live concert venue, media and night-club operations industries. The failure by us to obtain such financing whether on acceptable terms or at all, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

On December 31, 2014, the Company entered into a Senior Convertible Promissory Note (the “Convertible Note”) with Trinad Capital Master Fund (“Trinad Capital”) allowing for advances up to a maximum loan amount of $1,000,000, plus interest at the rate of six percent (6%) per annum on the unpaid principal amount of outstanding advances.

Prior to the date above, Trinad Capital advanced $700,000 to the Company in various term loans during the period between April 2, 2012 and November 30, 2014. The aggregate principal and accrued interest payable to Trinad Capital through December 31, 2014 under the prior loans was $770,151 and this amount constitutes a portion of the outstanding loan balance under the Convertible Note. Upon entry into the Convertible Note, each of the prior loans was cancelled. Pursuant to the terms of the Convertible Note, all outstanding unpaid principal and accrued but unpaid interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the Convertible Note has been prepaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the Convertible Note.

On January 27, 2015, the Company and Trinad Capital entered into an amendment to the Convertible Note, effective as of December 31, 2014, pursuant to which: (1) the term of the Convertible Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in the equity financing.

On February 5, 2015, the Company and Trinad Capital entered into an amendment and restatement of the Convertible Note, effective as of December 31, 2014, pursuant to which the convertibility feature of the note was eliminated in its entirety.

On November 18, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue an aggregate of 325,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 for an aggregate purchase price of $325,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share. The proceeds were used for general administrative purposes.

On December 1, 2014, the Company issued warrants to purchase 2,625,000 shares of the Company’s common stock at an exercise price of $0.01 per share to eight investors who had previously purchased shares of the Company’s common stock for $1.00 per share. The warrants expire four (4) years from the date of original issuance. As consideration for these warrants, the investors (each, a “Holder”) agreed to release the Company and its principals from any and all claims relating to the Holder’s present or prior investments in the Company and from any other claim, existing on or prior to the warrant’s date of original issuance.

On December 22, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue an aggregate of 250,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 for an aggregate purchase price of $250,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share. The proceeds were used for general administrative purposes.

During the period ended December 31, 2014, the Company issued 2,400,000 shares of common stock for an aggregate purchase price of $24,000 in connection with the exercise of warrants to purchase shares of the Company’s common stock at $0.01 per share.

During the period ended December 31, 2014, the Company entered into a Subscription Agreement with its legal advisors (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the advisors agreed to subscribe to the purchase of 954,988 shares of the Company’s common stock, at the price of $0.50 per share, in exchange for legal services previously rendered to the Company in the aggregate amount of $477,494. For the period ended December 31, 2014, 954,988 common shares, valued at $0.50 per share, or $477,494, were earned and recorded as a reduction in accounts payable relating to this Agreement.

During the period ended December 31, 2014, the Company entered into a capital markets advisory and placement agent agreement with Merriman Capital, Inc. (the “Agreement”). Pursuant to the Agreement, Merriman Capital agreed to provide capital markets advisory services to the Company for three months, subject to written extensions thereafter, in exchange for 10,000 shares of restricted common stock of the Company for the first three engaged months of advisory services. Merriman will receive capital market advisory fees of $5,000 in cash and $5,000 in equity-in-lieu of cash per engaged month thereafter, upon written confirmation of renewal. Either party may terminate the relationship at any time by providing thirty (30) calendar days written notice to the other party. For the period ended December 31, 2014, 40,000 common shares, valued at $1.00 per share, or $40,000, were earned and recorded as consulting fees relating to this Agreement.

On December 31, 2014, the Company entered into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at the rate of 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015. The Note was issued in connection with professional services rendered by the lender to the Company prior to and through December 31, 2014 and has a maturity date of June 30, 2016, as amended. For the period ended December 31, 2014, $242,498 was recorded as a reduction in accounts payable relating to this Note.

Net cash used in operating activities was $1,232,711 and $40,182 for the periods ended December 31, 2014 and 2013, respectively. The increase in net cash used in operating activities is mainly attributable to net loss of $5,989,482 which includes $1,376,124 of transaction expenses associated with the Merger, $2,600,080 for costs of warrants issued for release of potential claims from investors and $725,629 of equity based compensation.

Cash provided by investing activities was $29,596 for the period ended December 31, 2014, consisting of cash acquired in the acquisition of OCHL which was partially offset by the purchases of property and equipment and cash used in investing activities was $55,363 for the period ended December 31, 2013, consisting of the purchases of property and equipment.

Cash provided by financing activities was $1,571,273 for the period ended December 31, 2014 and cash used in financing activities was $336,781 for the period ended December 31, 2013. Cash provided by (used in) financing activities reflects: (i) repayments made to or on behalf of related parties during the periods ended December 31, 2014 and 2013, respectively and (ii) proceeds received from related parties and sales of common stock during the period ended December 31, 2014.

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

Revenues

OCHL’s revenues increased by $15,664, or 0.7%, to $2,301,881 for the three months ended December 31, 2014 from $2,286,217 in the corresponding period of the prior year. The increase in revenues for the three months ended December 31, 2014 reflects higher sales for live events, additional corporate sales from the Christmas holiday period and the effect of fluctuation in the average rates of exchange used in translating U.K. sales to their U.S. dollar equivalent. OCHL’s revenues increased by $638,674, or 12.5%, to $5,738,531 for the nine months ended December 31, 2014 from $5,099,857 in the corresponding period of the prior year. The increase in revenues for the nine months ended December 31, 2014 reflects higher sales for live events, additional corporate sales from the Christmas holiday period, a luxury club event that was not held in the prior year period and the effect of fluctuation in the average rates of exchange used in translating U.K. sales to their U.S. dollar equivalent.

Cost of Revenue

Cost of revenue of OCHL decreased by $19,201, or 5.7%, for the three months ended December 31, 2014, compared with the corresponding period of the prior year. The decrease reflects an increase in venue hire revenues over the Christmas holiday period which results in a lower overall cost of revenue. Cost of revenue of OCHL increased by $79,657, or 10.3%, for the nine months ended December 31, 2014, compared with the corresponding period of the prior year. The increase in cost of revenue primarily reflects the higher sales for live events and the effect of fluctuation in the average rates of exchange used in translating U.K. costs to their U.S. dollar equivalent. The year-to-date overall mix of events was similar between the current and prior year period with a cost of revenue percentage of 14.8% and 15.1% of revenues for the nine months ended December 31, 2014 and 2013, respectively.

Gross Margin

Gross margin of OCHL increased by $34,865, or 1.8%, to $1,982,760 (86.1% of revenues) for the three months ended December 31, 2014 from $1,947,895 (85.2% of revenues) in the corresponding period of the prior year. The increase in gross margin for the three months ended December 31, 2014 primarily reflects increased venue hire revenues over the Christmas holiday period which result in a higher gross margin. Gross margin of OCHL increased by $559,017, or 12.9%, to $4,886,592 (85.2% of revenues) for the nine months ended December 31, 2014 from $4,327,575 (84.9% of revenues) in the corresponding period of the prior year. The increase in gross margin for the nine months ended December 31, 2014 primarily reflects higher sales for live events which result in a higher gross margin. The year-to-date overall mix of events was similar between the current and prior year period with a gross margin percentage of 85.2% and 84.9% of revenues for the nine months ended December 31, 2014 and 2013, respectively.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three months ended December 31, 2014 decreased by $29,438 to $(21,578) from $7,860 in the corresponding period of the prior year due mainly to reclassification of certain costs to general and administrative expenses which was partially offset by a slightly higher spend on the Christmas and New Year’s Eve events in the current year period. Selling and marketing expenses for the nine months ended December 31, 2014 increased by $76,056 to $189,142 from $113,086 in the corresponding period of the prior year. The increase in selling and marketing expenses for the nine month period was due mainly to costs associated with hosting a luxury club event held during the current year period. There was no comparable event held during the prior year period. Selling and marketing expenses represented 3.3% and 2.2% of revenues for the nine months ended December 31, 2014 and 2013, respectively.

Management Services – Related Parties Expenses

Management services – related parties consist of management fees paid and accrued by the Company under agreements with Trinad Management, LLC and Mint Group Holdings Limited (“Mint Group”)(see Note 6). During the three and nine months ended December 31, 2014, the Company paid and accrued management fees to Trinad Management, LLC of $90,000 and $390,343, respectively, and Mint Group of $31,592 and $98,655, respectively.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, licenses, outside contractor’s costs, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses decreased by $16,171, or 2.2%, to $718,594 for the three months ended December 31, 2014 from $734,765 in the corresponding period of the prior year. General and administrative expenses increased by $329,178, 18.2%, to $2,135,416, for the nine months ended December 31, 2014 from $1,806,238 in the corresponding period of the prior year. While general and administrative expenses were comparable for the three month period, the increase in general and administrative expense for the nine months ended December 31, 2014 compared with the corresponding period of the prior year was primarily due to higher wages, insurance, travel related costs and the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent. General and administrative expenses represented 31.2% and 32.1% of revenue for the three months ended December 31, 2014 and 2013, respectively, and 37.2% and 35.4% of revenue for the nine months ended December 31, 2014 and 2013, respectively.

Operating Expenses

Total operating expenses increased by $5,715, or 0.3%, to $1,961,656 for the three months ended December 31, 2014 from $1,955,941 in the corresponding period of the prior year. Total operating expenses increased by $3,700,134, or 91.7%, to $7,736,844 for the nine months ended December 31, 2014 from $4,036,710 in the corresponding period of the prior year. Operating expenses for the three months ended December 31, 2014 were comparable with the corresponding period of the prior year. The increase in operating expenses for the nine month period ended December 31, 2014 compared with the corresponding period of the prior year was due mainly to higher: (i) professional fees associated with the Merger including $1,376,124 of transaction expenses (see Note 5); (ii) consulting fees associated with the Company’s business plans and growth strategy; (iii) selling expenses, management services and general and administrative expenses as noted above; (iv) settlement costs of potential claims with investors in the Company’s common stock and (v) the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent.

Other (Income) Expense

Other expense increased by $2,635,306 and $2,696,566 for the three and nine month periods ended December 31, 2014 which reflects interest incurred in connection with the Company’s notes payable and $2,600,080 for costs of warrants issued for potential claims.

Income Tax Provision

The income tax provision increased by $127,619 and $155,787 for the three and nine month periods ended December 31, 2014, respectively, compared with the corresponding periods of the prior year due mainly to the increase in pretax income of OCHL and the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent.

Net Income (Loss)

The net results attributable to the Company’s stockholders was a net loss of $2,741,790 and $5,769,673 for the three and nine months ended December 31, 2014, respectively, and a net loss of $8,015 and net income of $223,797 for the three and nine months ended December 31, 2013, respectively. The net results attributable to non-controlling interest was net income of $219,863 and a net loss of $467,376 for the three and nine months ended December 31, 2014, respectively, and a net loss of $4,008 and net income of $111,898 for the three and nine months ended December 31, 2013, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective for the period ended December 31, 2014 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on December 31, 2014:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The Company has entered into a Forbearance Agreement with Oliver Bengough pursuant to which it may explore strategic alternatives for OCHL and OCL.

Pursuant to the Forbearance Agreement, dated October 30, 2014, among the Company, Oliver Bengough, JJAT, and Robert Ellin, have agreed to forbear legal action against one another for matters relating to the parties’ inability to complete the Share Exchange for a period of at least 90 days, following which any party may terminate the Forbearance Agreement upon 15 days’ notice to the other parties. Pursuant to the Forbearance Agreement, upon five business days’ prior written notice by either party or notice of withdrawal from negotiations of another potential buyer of the Company’s shares, the parties to the agreement are required to engage an investment banking firm to identify to assist with strategic alternatives OCHL and OCL. The parties to the Forbearance Agreement may not be able to find a suitable strategic alternative on terms acceptable to the Company with regard to OCHL and OCL. Exploring strategic alternatives could require extensive Company resources and time from personnel that would otherwise be allocated to furthering the Company’s business goals. Furthermore, following the term of the Forbearance Agreement, the parties thereto may be unable to effectively co-operate OCHL and OCL and may assert claims against one another for breaches of the Shareholders’ Agreement dated February 12, 2014 amongst the parties and certain other parties or the Variation Agreement dated April 24, 2014, amongst the parties and certain other parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 18, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue an aggregate of 325,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 for an aggregate purchase price of $325,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share. The proceeds were used for general administrative purposes.

On December 1, 2014, the Company issued warrants to purchase 2,625,000 shares of the Company’s common stock at an exercise price of $0.01 per share to eight investors who had previously purchased shares of the Company’s common stock for $1.00 per share. The warrants expire four (4) years from the date of original issuance. As consideration for these warrants, the investors (each, a “Holder”) agreed to release the Company and its principals from any and all claims relating to the Holder’s present or prior investments in the Company and from any other claim, existing on or prior to the warrant’s date of original issuance.

On December 22, 2014 the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue an aggregate of 250,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 for an aggregate purchase price of $250,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share. The proceeds were used for general administrative purposes.

During the period ended December 31, 2014, the Company issued 2,400,000 shares of common stock for an aggregate purchase price of $24,000 in connection with the exercise of warrants to purchase shares of the Company’s common stock at $0.01 per share.

During the period ended December 31, 2014, the Company entered into a Subscription Agreement with its legal advisors (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the advisors agreed to subscribe to the purchase of 954,988 shares of the Company’s common stock, at the price of $0.50 per share, in exchange for legal services previously rendered to the Company in the aggregate amount of $477,494. For the period ended December 31, 2014, 954,988 common shares, valued at $0.50 per share, or $477,494, were earned and recorded as a reduction in accounts payable relating to this Agreement.

We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act because, among other reasons, the offerees/issuees were accredited investors who were not subject to any general solicitation.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Common Stock Warrant entered into on November 18, 2014.

4.2	Form of Common Stock Warrant entered into on December 19, 2014.

10.1	Form of Warrant Agreement with investors dated December 1, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 10, 2015).

10.2	Form of Consulting Services Agreement with John Petrocelli dated December 15, 2014 (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 10, 2015).

10.3	Form of Stock Purchase Agreement entered into November 18, 2014 with an accredited investor.

10.4	Form of Subscription Agreement entered into December 29, 2014 with a vendor.

10.5	Form of Senior Promissory Note dated December 31, 2014.

10.6	Form of Senior Convertible Promissory Note dated December 31, 2014.

10.7	Form of Amendment to Senior Convertible Promissory Note entered into January 27, 2015.

10.8	Form of Amended and Restated Senior Promissory Note dated February 5, 2015.

31.1	Certification of Executive Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)       In accordance with Securities and Exchange Commission Release No. 33-8212, these exhibits are being furnished, are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: February 17, 2015	By:	/s/ Robert Ellin
Robert Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ Barry Regenstein
Barry Regenstein
Interim Chief Financial Officer (Principal Financial Officer)

