Form 10-K
period 2015-03-31
LOTON, CORP
filed 2015-07-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

___________________________

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2014, is not determinable because no active trading market had been established as of September 30, 2014.

There were 45,024,988 shares of common stock outstanding as of June 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LOTON, CORP

FORM 10-K

Explanatory Note

On April 30, 2014, Loton, Corp (the “Registrant,” the “Company,” we,” “us” or “our”) filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K (the “Original Form 8-K”), with respect to our entry into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”) which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”).

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

On April 28, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Chief Executive Officer, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”) which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”). Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KoKo Parent’s former sole shareholder, JJAT Corp., received 29,000,000 shares of Loton, Corp common stock (“Company Common Stock”), or approximately 77.2% of the issued and outstanding common stock of the Company immediately after consummation of the Merger Agreement.

Our principal business through the operation of OCHL and its wholly-owned subsidiary OCL, is the operation of the live music venue and nightclub known as KOKO in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO and broadcasted digitally. The venue has been used to record live performances which have been broadcast to an international audience. OCHL and OCL are 50% co-owned by Olly Bengough, who was our former Chief Executive Officer and Director.

We continue to expand into live music and in February 2015, we formed FestreamTV, which is a new 100% owned subsidiary, which subsequently changed its name to LiveXLive (“LXL”) in May 2015. LXL’s mission is to aggregate thousands of hours of live music and content driven by live music through mutually beneficially relationships with the world’s top talent, music companies, festivals and promoters. LXL plans to showcase professionally produced, innovative, immersive and experiential live broadcasts in HD. Fans will have the opportunity to see their favorite festivals, concerts and experiences on any screen they choose across all video platforms and devices from mobile to the home. These fans will be able to view concert experiences from any connected device with exclusive access only LXL brings from the stage to backstage, inside dressing rooms, and places previously off limits to anyone but VIPs and artists.

Business Objective

The Company’s strategy is to provide the first independent global live music and lifestyle streaming network delivering around the clock live music to viewers on any connected device as an authentic and experiential platform to grow revenue, earnings and cash flow. LXL will provide consumers with the opportunity to view the most sought after live music around the globe via any distribution channel on a 24/7/365 basis. The platform will offer the world’s leading music festivals with multi-day and multi-stage coverage, unique concerts, intimate performances and cutting edge programming.

The LXL network plans to provide compelling and curated content that showcases the entire spectrum of music to include music inspired fashion, food, and lifestyle content and showcase interviews, back stage access and both fan and artist perspectives. We will extend the live experience to fans on desktop, laptop, mobile, tablets, consoles, connected TV’s and virtual reality platforms. LXL will feature all genres of music including rock, pop, indie, alternative, EDM, country and feature major festival headliners as well as emerging artists performing at clubs and venues around the globe. LXL is also developing key strategic relationships in technology, distribution, advertising, mobile and virtual reality to augment its network delivery strategy. LXL anticipates generating its revenues from subscription fees from users and from advertising sales.

In addition, the Company plans to leverage KOKO’s success and brand in live entertainment and relationships with fans, artists and advertisers to capture originated content, create owned/co-owned branded activity and develop new and complimentary brand extensions and intellectual property. The Company is seeking capital to drive this process and address present working capital expenditures.

Competition

Competition in the live entertainment industry is intense. We believe that OCL competes primarily on the basis of its ability to deliver quality music events and provide enhanced fan and artist experiences. We believe that OCL’s primary strengths include:

•	the quality of service delivered to artists, fans and corporate sponsors;
•	a track record in producing live music concerts, club nights and corporate events at KOKO; and
•	Artist relationships.

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

Live streamed music is the only remaining media genre without a dominant brand. While sports has ESPN, long-form content has HBO, and news has CNN, there is a tremendous amount of high quality live music content available without a home. LXL is partnering with rights holders and their influencers (agencies, promoters, venues, artists and record labels) to build optimal digital strategies thereby increasing revenues for participants in the music world.

LXL expects to compete for the time and attention of its users with other content providers on the basis of a number of factors, including quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of ad load, brand awareness and reputation. LXL also expects to compete for users on the basis of its presence and visibility as compared with other providers that deliver content through the internet, mobile devices and consumer products.

LXL’s competitors will include (i) broadcast radio providers, including terrestrial radio providers such as Clear Channel and CBS and satellite radio providers such as Sirius XM, (ii) interactive on-demand audio content and pre-recorded entertainment, such as Apple’s iTunes Music Store and Apple Music, RDIO, Rhapsody, Spotify, Pandora, Tidal and Amazon that allow listeners to stream music or select the audio content that they stream or purchase and (iii) other forms of entertainment, including Facebook (including Instagram), Google, Twitter (including Periscope), Yahoo, and Meerkat which offer a variety of Internet and mobile device-based products, services and content. To the extent existing or potential users choose to watch satellite or cable television, stream video from on-demand services such as Hulu, VEVO or YouTube or play interactive video games on their home-entertainment system, computer or mobile phone rather than use the LXL service, these content services pose a competitive threat.

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

Variation to Shareholders Agreement

On April 24, 2014, the OCHL Shareholders Agreement was amended pursuant to the terms of the Variation to Shareholders Agreement (“Variation Agreement”) among Mr. Bengough, KoKo UK, the Ellin Parties, OCHL, OCL, JJAT and the Company which, amongst other terms, (1) joined OCL, JJAT and the Company as parties to the OCHL Shareholders Agreement, and (2) Mr. Bengough also agreed to transfer all of his interests in OCHL in exchange for 29,000,000 shares of common stock of the Company to be issued in a private placement transaction, which would constitute no less than 42.5% of the outstanding capital stock of the Company on a fully diluted basis (but before the Company’s future issuance of up to 3,200,000 shares of common stock to advisors, consultants and key employees of the Company as approved by the board) and pursuant to the OCHL Shareholders’ Agreement, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom. The Company agreed to indemnify Mr. Bengough from any adverse tax expenses and costs required to be paid by Mr. Bengough in connection with the transfer of his interests in OCHL. To date, the parties to the Variation Agreement have been unable to reach an agreement on mutually acceptable documentation to effect the share exchange described above. The Company and Mr. Bengough are presently continuing to co-operate OCHL and OCL with Mr. Bengough leading OCL’s day-to-day business.

The Variation Agreement and the related OCHL Shareholders’ Agreement, the terms of which are disclosed in the Original Form 8-K, remain in full force and effect. Pursuant to the terms of the OCHL Shareholders’ Agreement and Variation Agreement, each of Mr. Ellin and Mr. Bengough constitute the Board of Directors of OCHL and each of Mr. Bengough and Mr. Ellin are restricted from taking actions on behalf of OCHL without the written consent of the other individual.

Employees

As of March 31, 2015, OCL had approximately 60 full-time employees including 8 salaried positions for operations, sales and marketing, and administration. In addition, as of March 31, 2015, we had two full-time employees including LXL’s President and the Company’s executive assistant. Other than as noted above, we presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business limited time until funding and capital resources are available to implement the Company’s plan of operations.

OCL’s weekly staffing needs vary throughout the year depending upon the number and type of events appearing at KOKO and consist principally of personnel associated with running the bar and coatroom. OCL also hires third party providers for KOKO security, cleaning and technical crews. In addition, our business operations at our facility may be interrupted as a result of labor disputes by outside unions attempting to unionize the venue even though OCL does not have unionized labor at the venue. A work stoppage at KOKO or at one of OCL’s promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage would have on our results of operations.

Going Concern

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended March 31, 2015 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

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

The payment of the $1,000,000 fee accrued on the books at the end of the term has been deferred. Trinad LLC continues to provide service at $30,000 per month on a month to month basis.

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

On December 31, 2014, the Company entered into a Senior Convertible Promissory Note (the “Senior Note”) with Trinad Capital Master Fund (“Trinad Capital”) allowing for advances up to a maximum loan amount of $1,000,000, plus interest at the rate of six percent (6%) per annum on the unpaid principal amount of outstanding advances. As of March 31, 2015, $825,000 principal was outstanding under the Senior Note.

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498.

On March 19 and 20, 2015, the Company entered into a securities purchase agreement with two investors pursuant to which the Company agreed to issue an aggregate of 100,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 for an aggregate purchase price of $100,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

On April 8, 2015, the Company entered into a senior promissory note with Trinad Capital in the amount of $195,500. The note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. Trinad Capital made additional advances to the Company in April, May and June 2015 totaling $450,000. On July 10, 2015, the Company and Trinad Capital amended and restated the above senior promissory note from $195,500 to $645,500 to include these additional advances.

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

Risks Relating to Our Business

We own 50% of KOKO.

We own 50% of the shares of capital stock of OCHL. OCHL is the sole owner of OCL which owns and operates KOKO. As 50% owner of OCHL, we have the right to appoint half of the members of the board of directors of OCHL and, as a result of the OCHL Shareholders Agreement, as amended, of OCL as well. Following the Merger, the Board of OCHL is comprised of Mr. Ellin and Mr. Bengough and both manage pursuant to the terms of the OCHL Shareholders’ Agreement and the Variation Agreement. Pursuant to the OCHL Shareholder Agreement discussed above under the heading “The OCHL Shareholder Agreement,” and the Variation Agreement, discussed above under the heading “Variation to Shareholder’s Agreement,” we are subject to shared control of OCHL and thus of KOKO with regard to the management of KOKO so long as the OCHL Shareholder Agreement and the Variation Agreement are in effect and the Company controls 50% or less of the shares of capital stock of OCHL. In the absence of holding a majority of voting rights, neither we nor the other owner of 50% of OCHL, Mr. Bengough, can unilaterally implement decisions pertaining to the operation or disposition of KOKO.

Pursuant to the Variation Agreement, Mr. Bengough has agreed, promptly following the closing of the Merger, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom, and entry into mutually acceptable documentation, to transfer all shares of OCHL held by him to KoKo UK with the result that OCHL would become an indirect, wholly-owned subsidiary of the Company. There is no assurance that Mr. Bengough will obtain such satisfactory tax clearances and will close on the exchange agreement to transfer his shares of OCHL to KoKo UK. Since Mr. Bengough has failed to close on the exchange agreement to transfer his shares of OCHL to KoKo UK, the Company will continue to co-operate OCHL with Mr. Bengough and seek expansion through other means such as acquisition of other live concert or event or media companies, licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries. The Company may not be able to fully leverage its strategies or to direct the expansion of the KOKO brand or enter into licensing or promotional arrangements, or to exploit the KOKO venue, without the consent of Mr. Bengough.

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

We have incurred net losses and may experience future net losses.

We incurred a net loss of $5.2 million in the fiscal year ended March 31, 2015. We may face reduced demand for our live music events, our streaming platform and related services and other factors that could adversely affect our business, financial condition and results of operations in the future. We cannot predict whether we will achieve and maintain profitability in future periods.

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

We may enter into future acquisitions and take certain actions in connection with such transactions that could affect our results of operations and the price of our common stock.

As part of our growth strategy, we expect to review acquisition prospects that would offer growth opportunities. In the event of future acquisitions, we could, among other things:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur amortization expenses related to intangibles; and

•	incur large accounting write-offs.

Such actions by us could adversely affect our results of operations and the price of our common stock.

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

Since Mr. Bengough has failed to close on the exchange agreement to transfer his shares of OCHL to KoKo UK, the Company will need to seek expansion through other means such as acquisition of other live concert or event or media companies, seeking out licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries.

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

OCL and/or LXL may fail to adequately protect its intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

OCL and/or LXL may fail to adequately protect its intellectual property rights or may be accused of infringing upon intellectual property rights of third parties. We regard our and OCL/LXL’s intellectual property rights, including service marks, trademarks, domain names, copyrights, trade secrets and other intellectual property (as applicable) as critical to our success.

OCL and LXL rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets, trademarks, service marks, domain names, or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

OCL and LXL have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used. OCL and LXL consider the protection of their trademarks and service marks to be important for purposes of brand maintenance and reputation. While OCL and LXL vigorously protect their trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which OCL and LXL may operate, and contractual disputes may affect the use of marks governed by private contract. As we expand internationally, we may become aware of third parties in other jurisdictions that already own prior rights to the KOKO and LiveXLive trademarks. Depending on the circumstances, we may deem it appropriate, for instance, to acquire a license or a consent from any such prior mark owners, or we may determine to operate under a different mark in that jurisdiction. Also, OCL and LXL have generally also registered and continue to reserve and register domain names as we deem appropriate. Not every variation of a domain name may be available, however, or OCL or LXL may determine not to register it, even if available. Our or OCL’s or LXL’s failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

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

Our primary strategy for the growth of LXL is dependent upon our ability to acquire and develop live music festival streaming rights, and any inability to fund the significant up-front cash requirements associated with our live music streaming platform could result in the inability to secure and retain such festival rights.

In order to secure live music festival streaming rights, we are often required to advance cash to the festival promoter prior to the sale of any advertising or sponsorships or for that festival. If we do not have sufficient cash on hand or available capacity to advance the necessary cash for any given festival, we would not be able to retain the rights for that festival and our live music streaming business would be negatively impacted.

If we fail to develop and grow LXL’s user base, or if ad engagement on our platform declines, our revenue, business and operating results may be harmed.

The size of LXL’s user base is critical to our success. LXL will need to develop and cultivate a strong user base. We expect to generate revenue based upon subscription fees from our users and ads that we display. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users to subscribe to our services and/or increase the frequency of their engagement with our platform and the ads that we display. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base. A number of factors could potentially negatively affect user growth and engagement, including if:

•	users engage with other products, services or activities as an alternative to ours;

•	influential users, such as world leaders, government officials, celebrities, athletes, journalists, sports teams, media outlets and brands or certain age demographics conclude that an alternative product or service is more relevant;

•	we are unable to convince potential new users of the value and usefulness of our products and services;

•	there is a decrease in the perceived quality of our content;

•	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;

•	technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise affect the user experience, including issues with connecting to the Internet;

•	users have difficulty installing, updating, or otherwise accessing our products or services on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

•	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of ads that we display;

•	there are user concerns related to privacy and communication, safety, security or other factors;

•	there are adverse changes in our products or services that are mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements or consent decrees;

•	we fail to provide adequate customer service to users; or

•	we do not maintain our brand image or our reputation is damaged.

If we are unable to develop and grow our user base, or if these metrics decline, our products and services could be less attractive to potential new users, as well as to advertisers and platform partners, which would have a material and adverse impact on our business, financial condition and operating results.

If LXL is unable to compete effectively for users and advertiser spend, our business and operating results could be harmed.

Competition for users of LXL’s products and services is intense. Although LXL is developing a new platform for streaming live music events in real time, LXL faces strong competition in its business. LXL will compete against many companies to attract and engage users, including, (i) broadcast radio providers, including terrestrial radio providers such as Clear Channel and CBS and satellite radio providers such as Sirius XM, (ii) interactive on-demand audio content and pre-recorded entertainment, such as Apple’s iTunes Music Store and Apple Music, RDIO, Rhapsody, Spotify, Pandora, Tidal and Amazon that allow listeners to stream music or select the audio content that they stream or purchase and (iii) other forms of entertainment, including Facebook (including Instagram), Google, Twitter (including Periscope), Yahoo, and Meerkat which offer a variety of Internet and mobile device-based products, services and content. To the extent users choose to watch satellite or cable television, stream video from on-demand services such as Hulu, VEVO or YouTube or play interactive video games on their home-entertainment system, computer or mobile phone rather than use the LXL service, these content services pose a competitive threat. We believe that LXL’s ability to compete effectively for users depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;

•	the timing and market acceptance of our products and services;

•	the adoption of our products and services domestically and internationally;

•	our ability, and the ability of our competitors, to develop new products and services and enhancements to existing products and services;

•	the frequency and relative prominence of the ads displayed by us or our competitors;

•	our ability to establish and maintain relationships with platform partners that integrate with our platform;

•	changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•	our ability to attract, retain and motivate talented employees, particularly engineers, designers and product managers;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

•	our reputation and the brand strength relative to our competitors.

LXL also will face significant competition for advertiser spend. We expect the substantial majority of LXL’s advertising revenue will be generated through festival sponsorships and ads on the LXL mobile app and website, and LXL competes against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. LXL also will compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Yahoo Ad Exchange, AOL’s Ad.com and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. In order to grow LXL’s revenue and improve LXL’s operating results, LXL must increase its share of spending on advertising relative to its competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of LXL’s larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets.

If LXL is not able to compete effectively for users and advertisers spend our business and operating results would be materially and adversely affected.

LXL’s products and services may contain undetected software errors, which could harm our business and operating results.

LXL’s products and services incorporate complex software and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, may contain errors, bugs or vulnerabilities. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of platform partners, loss of advertisers or advertising revenue or liability for damages, any of which could adversely affect our business and operating results.

LXL’s products and services contain open source software, and LXL licenses some of its software through open source projects, which may pose particular risks to LXL proprietary software, products, and services in a manner that could have a negative effect on our business.

LXL uses open source software in its products and services and will use open source software in the future. The terms of many open source licenses to which LXL is subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on LXL’s ability to provide or distribute its products or services. Additionally, LXL may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that LXL developed using such software, which could include LXL proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require LXL to make its software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until LXL can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and LXL may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

We will require substantial amounts of capital to develop, launch and operate LXL, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

We will require substantial amounts of capital to develop, launch and operate LXL. Our ability to obtain financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors, and we cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

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

OCL and/or LXL may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.

 The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters or similar events, may substantially decrease the use of and demand for our services and the attendance at live music events, which may decrease OCL’s and/or LXL’s revenue or expose them to substantial liability. The terrorism and security incidents in the past, military actions in foreign locations and periodic elevated terrorism alerts have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

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

Risks Relating to Our Common Stock

We cannot predict the prices at which our common stock may trade.

The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;
•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;
•	our loss of or inability to obtain significant popular artists;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	announcements by us or our competitors of significant contracts, acquisitions or divestitures;
•	the publication by securities analysts of financial estimates or reports about our business;
•	changes by securities analysts of earnings estimates or reports, or our inability to meet those estimates or achieve any goals described in those reports;
•	the disclosure of facts about our business that may differ from those assumed by securities analysts in preparing their estimates or reports about us;
•	media reports, whether accurate or inaccurate;
•	receptivity of the capital markets to our efforts to expand into the live music festival streaming business;
•	the operating and stock price performance of other comparable companies;
•	overall market fluctuations; and
•	general economic conditions.

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

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of June 26, 2015, there were approximately 45.0 million shares of Company common stock outstanding (including 1.41 million shares of unvested restricted stock awards), and warrants to purchase 1.475 million shares of common stock.

We continually explore acquisition opportunities consistent with our strategy. These acquisitions may involve the payment of cash, the incurrence of debt or the issuance of common stock or other securities. Any such issuance could be at a valuation lower than the trading price of our common stock at the time. In addition, future financing transactions through the sale of additional shares of our common stock at or below market prices may adversely affect our stock prices. The price of our common stock could also be affected by possible sales of our common stock by hedging or arbitrage trading activity that may develop involving our common stock.

Our directors and officers do not hold the majority of voting rights to control or to submit to stockholders for approval matters related to the operations of OCHL, OCL or KOKO.

Pursuant to the OCHL Shareholder Agreement and the Variation Agreement, the Company is restricted from taking actions on behalf of OCHL without the written consent of Mr. Bengough, and Mr. Bengough’s consent is required for most material actions to be taken by OCHL and OCL, so long as the OCHL Shareholder’s Agreement and the Variation Agreement remain in effect. This severely limits the power of the shareholders of the Company to vote to take actions with respect to KOKO’s business. Therefore, the management of the Company needs to make decisions relating to the operations of KOKO in consultation with Mr. Bengough and subject to the terms of the OCHL Shareholders Agreement and the Variation Agreement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property

As of March 31, 2015, the Company neither rents nor owns any properties other than in respect of OCL’s lease for KOKO at 1 Camden High Street, London NW1. We believe that KOKO’s existing property is in good condition and is suitable for the conduct of OCL’s business.

The Company normally utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. During the fiscal year ended March 31, 2015, the Company sub-leased office space from Trinad Management LLC from October 1, 2014 to January 8, 2015. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings

The judicial review is being brought by Obar Camden Limited. The current judicial review claim (case number CO/738/2015) was filed in the High Court by Obar Camden Limited on February 16, 2015.  (Judicial review is the process by which the Courts review the exercise of statutory functions by public bodies in England and Wales).  The claim is a legal challenge to the decision by the London Borough of Camden Council to grant planning permission reference 2014/2621 on January 6, 2015 for the redevelopment of the former Hope & Anchor public house as 8 residential units.  This is the neighboring property to the Koko Club and the grounds of challenge relate to legal flaws in the way that the Council assessed noise and heritage impacts of the proposed development as part of its decision.  The relief sought is a Court Order to quash the planning permission that has been granted.  Whilst the Council is defending the claim, the applicant is playing no active role in the proceedings.

Judicial review is a two stage process, where the case is first considered by a judge on the papers to decide whether it should get permission to proceed to a substantive hearing.  The Court granted permission for the claim to proceed on March 27, 2015 and a one-day hearing has been listed in the High Court on August 5, 2015.

The case has been brought because the Council has granted a planning permission for a multiple occupancy residential development adjacent to KOKO.  Obar Camden believes that the Council did not properly seek to understand and consider the potential for conflict between the venue and new residents being in such close proximity to each other and without requiring adequate sound insulation measures to be in place to ensure that the parties can co-exist peacefully.   The grant of the permission in its current form leaves the venue potentially vulnerable to complaints, which in turn could have adverse consequences for KOKO’s premises licence.  If successful, the planning permission will be quashed.

Item 4.	Mine Safety Disclosures

Not Applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. The common stock is eligible for trading on QB Tier of the Over-the-Counter Bulletin Board under the symbol “LTNR,” but a trading market has not developed to date. As of June 19, 2015, there were approximately 58 holders of record of the common stock.

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

On March 19 and 20, 2015, the Company entered into a securities purchase agreement with two investors pursuant to which the Company agreed to issue an aggregate of 100,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 for an aggregate purchase price of $100,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

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

On April 28, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Chief Executive Officer, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”) which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”). Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KoKo Parent’s former sole shareholder, JJAT Corp., received 29,000,000 shares of Loton, Corp common stock (“Company Common Stock”), or approximately 73.9% of the shares of the Company outstanding post-merger. On May 1, 2014, Olly Bengough was appointed to our Board as a Director and was appointed our Chief Executive Officer with Rob Ellin remaining as our President and Executive Chairman. On September 23, 2014, Olly Bengough resigned as the Chief Executive Officer of the Company and from the Board of Directors of the Company.

As a result of the Merger, we abandoned our prior business plan and are currently pursuing our principal business through the operation of OCHL and its wholly-owned subsidiary OCL. OCHL was incorporated in England and Wales on October 17, 2012 to become a comprehensive digital music and entertainment company. OCL, is a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO located in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO and broadcasted digitally. The venue has been used to record live performances which have been broadcast to an international audience. OCHL and OCL are 50% co-owned by Olly Bengough, who was our former Chief Executive Officer and Director.

We continue to expand into live music and in February 2015, we formed a new 100% owned subsidiary FestreamTV which subsequently changed its name to LiveXLive (“LXL”) in May 2015. LXL’s mission is to aggregate thousands of hours of live music and content driven by live music through mutually beneficially relationships with the world’s top talent, music companies, festivals and promoters. LXL plans to showcase professionally produced, innovative, immersive and experiential live broadcasts in HD. We expect that fans will have the opportunity to see their favorite festivals, concerts and experiences on any screen they choose across all video platforms and devices from mobile to the home. We intend for these fans to be able to view concert experiences from any connected device with exclusive access only LXL brings from the stage to backstage, inside dressing rooms, and places previously off limits to anyone but VIPs and artists.

The Company’s strategy is to provide the first independent global live music and lifestyle streaming network delivering around the clock live music to viewers on any connected device as an authentic and experiential platform to grow revenue, earnings and cash flow. LXL expects to provide consumers with the opportunity to view the most sought after live music around the globe via any distribution channel on a 24/7/365 basis. We anticipate that the platform will offer the world’s leading music festivals with multi-day and multi-stage coverage, unique concerts, intimate performances and cutting edge programming.

The LXL network expects to provide compelling and curated content that showcases the entire spectrum of music to include music inspired fashion, food, and lifestyle content and showcase interviews, back stage access and both fan and artist perspectives. We plan to extend the live experience to fans on desktop, laptop, mobile, tablets, consoles, connected TV’s and virtual reality platforms. LXL intends to feature all genres of music including rock, pop, indie, alternative, EDM, country and feature major festival headliners as well as emerging artists performing at clubs and venues around the globe. LXL is also developing key strategic relationships in technology, distribution, advertising, mobile and virtual reality to augment its network delivery strategy.

In addition, the Company plans to leverage KOKO’s success and brand in live entertainment and relationships with fans, artists and advertisers to capture originated content, create owned/co-owned branded activity and develop new and complimentary brand extensions and intellectual property. The Company is seeking capital to drive this process and address present working capital expenditures.

Liquidity and Capital Resources

As of March 31, 2015, the Company had total assets of $2,553,134, comprised primarily of cash of $866,951, accounts receivable of $67,876, inventories of $161,977, prepayments and other current assets of $459,416, and net property and equipment of $950,208. This compares with total assets of $2,724,349, comprised primarily of cash of $731,208, accounts receivable of $148,452, inventories of $67,252, prepayments and other current assets of $562,318 and net property and equipment of $1,162,807 as of March 31, 2014. The Company had current liabilities of $4,798,120 comprised of accounts payable of $843,668, management service obligation to related party of $1,000,000, short term notes of $1,701,124 outstanding to investors and accrued expenses and other current liabilities of $1,253,328 as of March 31, 2015. This compares with current liabilities of $1,180,487, comprised of accounts payable of $574,828 and accrued expenses and other current liabilities of $605,659 as of March 31, 2014.

The Company depends upon debt and equity financing and, as of March 31, 2015, net cash generated from operations of OCHL, to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, or if cash generated from operations of OCHL is inadequate to satisfy our working capital, capital expenditure and debt service requirements, the Company may curtail its plan of operations. The Company may be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Results of Operations

Pursuant to ASC Paragraphs 805-40-45-1 and 45-2 consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: a. The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts. b. The assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "business combinations". c. The retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination. d. The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this Topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition. e. The non-controlling interest’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in paragraphs 805-40-25-2 and 805-40-30-3.

Pursuant to ASC Paragraphs 805-40-45-4 and 45-5 In calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS’) calculation) during the period in which the reverse acquisition occurs: a. The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. b. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): a. The income of the legal acquiree attributable to common shareholders in each of those periods. b. The legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

Revenues

OCHL’s revenues increased by $478,027, or 6.9% to $7,436,877 for the fiscal year ended March 31, 2015, from $6,958,850 in the prior year. The increase in revenues reflects: (i) higher sales from live events, (ii) higher sales per event for corporate functions; (iii) higher sales per event for the Friday Club events and (iv) the effect of fluctuation in the average rates of exchange used in translating U.K. sales to their U.S. dollar equivalent. The increase in revenues was partially offset by lower revenues from a slight reduction in the Saturday Night and luxury club events.

Cost of Revenue

Cost of revenue of OCHL increased by $80,805, or 7.9% to $1,101,267 for the fiscal year ended March 31, 2015, from $1,020,462 in the prior year. The increase in cost of revenue primarily reflects higher sales from live events, Friday Club events and corporate functions, and the effect of fluctuation in the average rates of exchange used in translating U.K. costs to their U.S. dollar equivalent. The overall mix of events was similar between the current and the prior year with a cost of revenue percentage of 14.8% and 14.7% of revenues for the fiscal years ended March 31, 2015 and 2014, respectively.

Gross Margin

Gross margin of OCHL increased by $397,222, or 6.7% to $6,335,610 (85.2% of revenues) for the fiscal year ended March 31, 2015, from $5,938,388 (85.3% of revenues) in the prior year. The increase in gross margin primarily reflects the higher revenues noted above. The overall mix of events was similar between the current and prior year.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the fiscal year ended March 31, 2015 decreased by $57,748 to $217,920 for the fiscal year ended March 31, 2015, from $275,668 in the prior year reflects a decrease in event promotion costs due mainly to only having one luxury club event in the current year versus two such events in the prior year. Selling and marketing expenses represented 2.9% and 4.0% of revenues for the fiscal years ended March 31, 2015 and 2014, respectively.

Management Services – Related Parties

Management services – related parties consisted of management fees paid and accrued by the Company under agreements with Trinad Management, LLC and Mint Group Holdings Limited (“Mint Group”)(see Note 6). During the fiscal year ended March 31, 2015, the Company paid and accrued management fees to Trinad Management, LLC of $480,343and Mint Group of $128,840.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, licenses, outside contractor’s costs, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses increased by $417,694, or 17.2%, to $2,839,242 for the fiscal year ended March 31, 2015 from $2,421,548 in the prior year. The increase in general and administrative expense for the fiscal year ended March 31, 2015 compared with the prior year was primarily due to higher wages, insurance, travel related costs and the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent. General and administrative expenses represented 38.2% and 34.8% of revenues for the fiscal year ended March 31, 2015 and 2014, respectively.

Operating Expenses

Operating expenses have increased by $2,885,223 or 51.4%, to $8,496,006 for the fiscal year ended March 31, 2015 from $5,610,783 in the prior year. The increase in operating costs for the fiscal year ended March 31, 2015 compared with the prior year due mainly to higher: (i) consulting fees associated with the Company’s business plans and growth strategy; (ii) general and administrative expenses as noted above; and (iii) the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent.

Other (Income) Expense

Other (income) expense increased by $2,731,787 for the fiscal year ended March 31, 2015 compared with the prior year, which reflects previously disclosed settlement costs associated with granting warrants to investors to purchase common stock of the Company in the amount of $2,600,080 and interest expense of $131,707 incurred in the current fiscal year and the absence of such costs in the prior year.

Income Tax Provision

 The income tax provision increased by $177,852 to $261,784 for the fiscal year ended March 31, 2015, from $83,932 in the prior year primarily as a result of the increase in OCHL’s pretax income.

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

Loton, Corp

March 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Loton, Corp

We have audited the accompanying consolidated balance sheets of Loton, Corp (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the reporting periods then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the reporting periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
July 14, 2015

Loton, Corp

Consoldiated Balance Sheets

	March 31, 2015	March 31, 2014

ASSETS
CURRENT ASSETS
Cash	$866,951	$731,208
Accounts receivable	67,876	148,452
Inventories	161,977	67,252
Prepayments and other current assets	460,226	562,318
Deferred taxes	36,345	40,772

Total Current Assets	1,593,375	1,550,002

PROPERTY AND EQUIPMENT
Leasehold improvements	1,241,986	1,379,677
Furniture, fixtures and office equipment	402,997	429,785
Production and entertainment equipment	1,343,851	1,457,955
Accumulated depreciation	(2,038,626)	(2,104,610)

Property and Equipment, net	950,208	1,162,807

INTANGIBLE ASSETS
Trademarks	14,694	16,484
Website development costs	34,213	38,381
Accumulated amortization	(39,356)	(43,325)

Intangible Assets, net	9,551	11,540

Total Assets	$2,553,134	$2,724,349

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$843,667	$574,828
Deferred rent, current portion	80,700	91,246
Income taxes payable	241,813	87,946
Management service obligation - related party	1,000,000	-
Notes payable - related parties	1,701,124	-
VAT tax payable and payroll liabilities	202,024	180,664
Advances from related parties	127,467	8,161
Accrued expenses and other current liabilities	601,324	237,642

Total Current Liabilities	4,798,119	1,180,487

NON-CURRENT LIABILITIES
Note payable	242,498	-
Deferred rent	1,049,114	1,267,445

Total Non-Current Liabilities	1,291,612	1,267,445

Total Liabilities	6,089,731	2,447,932

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Preferred stock, par value $0.001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001: 75,000,000 shares authorized; 43,275,822 and 29,000,000 shares issued and outstanding, respectively	43,276	29,000
Additional paid-in capital	2,440,947	(28,998)
Retained earnings (accumulated deficit)	(5,272,900)	160,026
Accumulated other comprehensive income (loss):
Foreign currency translation loss	(25,932)	(21,819)

Total Loton Corp. Stockholders' Equity (Deficit)	(2,814,609)	138,209

NON-CONTROLLING INTEREST
Non-controlling interest - capital stock	1	1
Non-controlling interest - Retained earnings (accumulated deficit)	(696,058)	160,025
Accumulated other comprehensive income (loss):
Foreign currency translation loss	(25,931)	(21,818)

Total Non-Controlling Interest	(721,988)	138,208

Total Equity (Deficit)	(3,536,597)	276,417

Total Liabilities and Equity (Deficit)	$2,553,134	$2,724,349

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2015	March 31, 2014

Revenues	$7,436,877	$6,958,850

Cost of Revenue	1,101,267	1,020,462

Gross Margin	6,335,610	5,938,388

Operating Expenses
Selling expenses	217,920	275,668
Rent	850,024	783,721
Professional fees	814,056	-
Management services - related parties	609,183	904,785
Salary and wages	1,419,136	1,225,061
Consulting fees	1,746,445	-
General and administrative expenses	2,839,242	2,421,548

Total operating expenses	8,496,006	5,610,783

Income (loss) from operations	(2,160,396)	327,605

Other (income) expense
Settlement costs of potential claim	2,600,080	-
Interest expense	131,707	-

Other (income) expense, net	2,731,787	-

Income (loss) before income tax provision	(4,892,183)	327,605

Income tax provison	261,784	83,932

Net income (loss)
Net income (loss) before non-controlling interest	(5,153,967)	243,673
Net income (loss) attributable to non-controlling interest	278,959	121,836

Net income (loss) attributable to Loton Corp. stockholders	(5,432,926)	121,837

Other comprehensive income (loss)
FX translation gain (loss)	(8,226)	13,510
FX translation gain (loss) attributable to non-controlling interest	(4,113)	6,755

Other comprehensive income (loss) attributable to Loton Corp stockholders	(4,113)	6,755

Comprehensive income (loss)	$(5,437,039)	$128,592

Earnings Per Share:
- basic and diluted	$(0.13)	$0.01

Weighted average common shares outstanding:
- basic and diluted	39,952,286	29,000,000

See accompanying notes to the consolidated financial statements.

Loton, Corp

Statement of Changes in Equity (Deficit)

For the Fiscal Year Ended March 31, 2015 and 2014

	Loton Corp. Stockholders' Equity (Deficit)						Non-controlling Interest
	Common Stock Par Value $0.001		Additional	Retained Earnings	Accumulated Other Comprehensive	Total Loton Corp.		Retained Earnings	Accumulated Other	Total	Total
	Number of		Paid-in	(Accumulated	Income	Stockholders'	Capital	(Accumulated	Comprehensive	Non-controlling	Equity
	Shares	Amount	Capital	Deficit)	(Loss)	Equity (Deficit)	Stock	Deficit)	Income (Loss)	Interest	(Deficit)

Balance, March 31, 2013	29,000,000	$29,000	$(28,998)	$38,189	$(28,574)	$9,617	$1	$38,189	$(28,573)	$9,617	$19,234

Comprehensive income (loss)
Net income				121,837		121,837		121,836		121,836	243,673
Foreign currency translation gain					6,755	6,755			6,755	6,755	13,510

Total comprehensive income (loss)						128,592				128,591	257,183

Balance, March 31, 2014	29,000,000	29,000	(28,998)	160,026	(21,819)	138,209	1	160,025	(21,818)	138,208	276,417

Reverse acqusition adjustment	8,576,666	8,576	(2,391,224)			(2,382,648)					(2,382,648)

50% of acquisition related costs recorded as deemed dividend non-controlling interest						-		(1,135,042)		(1,135,042)	(1,135,042)

Amortization of warrants issued to related party for services received			11,461			11,461					11,461

Issuance of common stock to Advisory members for one year service in October and December 2013 earned during the period	341,667	342	341,325			341,667					341,667

Issuance of common stock to consultants for one year service in October and November 2013 earned during the period	88,750	89	88,661			88,750					88,750

Issuance of common stock to consultants for one year service in February and April 2014 earned during the period	112,917	113	112,804			112,917					112,917

Issuance of common stock to Advisory members for one year service in May and June 2014 earned during the period	129,167	129	129,038			129,167					129,167

Issuance of common stock to Advisory members for one year service in October and November 2014 earned during the period	108,333	108	108,225			108,333					108,333

Issuance of common stock to consultants for one year service in November 2014 earned during the period	56,667	57	56,610			56,667					56,667

Issuances of common shares for warrant exercises at $.01 per share	2,950,000	2,950	26,550			29,500					29,500

Issuance of common shares in settlement of accounts payable	954,988	955	476,539			477,494					477,494

Issuance of common shares for cash at $1.00 per share	825,000	825	824,175			825,000					825,000

Issuance of common stock for services	40,000	40	39,960			40,000					40,000

Issuance of warrants in settlement of potential claim			2,600,080			2,600,080					2,600,080

Issuance of common stock to consultants for one year service in February and March 2015 earned during the period	25,000	25	12,475			12,500					12,500

Issuance of common stock to Advisory members for one year service in January, February and March 2015 earned during the period	66,667	67	33,266			33,333					33,333

Comprehensive income (loss)
Net loss				(5,432,926)		(5,432,926)		278,959		278,959	(5,153,967)
Foreign currency translation gain					(4,113)	(4,113)			(4,113)	(4,113)	(8,226)

Total comprehensive income (loss)						(5,437,039)				274,846	(5,162,193)

Balance, March 31, 2015	43,275,822	$43,276	$2,440,947	$(5,272,900)	$(25,932)	$(2,814,609)	$1	$(696,058)	$(25,931)	$(721,988)	$(3,536,597)

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consoldiated Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities
Net income (loss) before non-controlling interest	$(5,153,967)	$243,673
Adjustments to reconcile net income (loss) before non-controlling interest to net cash used in operating activities
Depreciation expense	172,986	207,332
Amortization expense	799	825
Common shares and warrants issued for services	934,795	-
Warrants issued for settlement of potential claims	2,600,080	-
Changes in operating assets and liabilities:
Accounts receivable	69,975	(109,709)
Inventories	(110,764)	(9,263)
Prepayments and other current assets	300,115	(82,686)
Accounts payable	382,479	(128,692)
Income tax payable	177,408	(108,293)
Payroll liabilities	43,627	(56,758)
Accrued interest on notes payable - related party	38,757	-
Accrued expenses and other current liabilities	313,339	82,425
Management service obligation - related party	138,882	-
Deferred rent	(88,302)	(91,243)

Net cash used in operating activities	(179,791)	(52,389)

Cash flows from investing activities
Cash acquired from business acquisition	85,608	-
Purchases of property and equipment	(70,250)	(150,965)

Net cash provided by (used in) investing activities	15,358	(150,965)

Cash flows from financing activities
Advances from related parties	120,185	87,500
Proceeds from notes payable - related parties	325,000	-
Proceeds from warrants exercised	29,500	-
Repayments of notes payable - related parties	(500,000)	-
Dividends paid	(407,707)	-
Proceeds from sale of common stock	825,000	-

Net cash provided by financing activities	391,978	87,500

Effect of exchange rate changes on cash	(91,802)	84,173

Net change in cash	135,743	(31,681)

Cash at beginning of the period	731,208	762,889

Cash at end of the period	$866,951	$731,208
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Income tax paid	$84,376	$187,262

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accounts payable settled in note payable	$242,498	$-

Accounts payable settled in common stock	$477,494	$-

See accompanying notes to the consolidated financial statements.

Loton, Corp

March 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Loton, Corp

Loton, Corp (the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009.

Obar Camden Limited

Obar Camden Limited ("Obar Camden" or "OCL"), an indirect, 50%-owned subsidiary of the Company, was incorporated on November 13, 2003 as a private limited company registered in England and Wales. Obar Camden engages in the operations of the nightclub and live music venue “KOKO” in Camden, London.

Obar Camden Holdings Limited

Obar Camden Holdings Limited ("OCHL") was incorporated on October 17, 2012 as a private limited company registered in England and Wales. OCHL was formed by Obar Camden’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of Obar Camden. Upon formation, OCHL issued ten (10) shares of the newly formed corporation’s ordinary shares to a significant stockholder of Obar Camden Limited No value was given to the shares issued, therefore, the shares were recorded to reflect the £0.50 par value and paid in capital was recorded as a negative amount of (£0.50).

OCHL is a 50%-owned subsidiary of the Company and is the parent of OCL. From October 17, 2012 to November 20, 2012, the date of the recapitalization, OCHL was inactive and had no assets or liabilities.

Merger of Obar Camden Limited

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

Acquisition of Obar Camden Holdings Limited Treated as a Reverse Acquisition

On April 28, 2014, the Company consummated an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”) and KoKo (Camden) Holdings (US), Inc. (“KoKo Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder (“Mr. Ellin”), and his affiliates (the “Merger”). As a result of the Merger, KoKo Parent became a wholly-owned subsidiary of the Company, and the Company’s primary business became that of KoKo Parent and its subsidiaries, KoKo (Camden) Limited, a private limited company registered in England and Wales (“KoKo UK”) which owns 50% of OCHL, which in turn wholly-owns its operating subsidiary OBAR Camden. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KoKo Parent’s former sole shareholder, JJAT, received 29,000,000 shares of the Company’s common stock, or approximately 77.2% of the issued and outstanding common stock immediately after the consummation of the Merger Agreement.

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

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

FestreamTV	Delaware	February 24, 2015	100%

KoKo (Camden) Holdings (US), Inc.	Delaware	March 17, 2014	100%

Koko (Camden) Limited	United Kingdom	November 7, 2013	100%

Obar (Camden) Holdings Limited	United Kingdom	October 17, 2012	50%

Obar (Camden) Limited	United Kingdom	November 13, 2003	50%

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended.

All inter-company balances and transactions have been eliminated.

Reverse Acquisitions

Identification of the Accounting Acquirer

The Company considers factors in ASC paragraphs 805-10-55-10 through 55-15 in identifying accounting acquirer. The Company uses the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree. Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following: a. The relative voting rights in the combined entity after the business combination. The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity taking into consideration the existence of any unusual or special voting arrangements and options, warrants, or convertible securities. b. The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest. The acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity. c. The composition of the governing body of the combined entity. The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. d. The composition of the senior management of the combined entity. The acquirer usually is the combining entity whose former management dominates the management of the combined entity. e. The terms of the exchange of equity interests. The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interests of the other combining entity or entities. The acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.

Pursuant to ASC Paragraph 805-40-05-2 as one example of a reverse acquisition, a private operating entity may arrange for a public entity to acquire its equity interests in exchange for the equity interests of the public entity. In this situation, the public entity is the legal acquirer because it issued its equity interests, and the private entity is the legal acquiree because its equity interests were acquired. However, application of the guidance in paragraphs 805-10-55-11 through 55-15 results in identifying: a. The public entity as the acquiree for accounting purposes (the accounting acquiree) and b. The private entity as the acquirer for accounting purposes (the accounting acquirer).

Measuring the Consideration Transferred and Non-controlling Interest

Pursuant to ASC Paragraphs 805-40-30-2 and 30-3 in a reverse acquisition, the accounting acquirer usually issues no consideration for the acquiree. Instead, the accounting acquiree usually issues its equity shares to the owners of the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the acquiree. The assets and liabilities of the legal acquiree are measured and recognized in the consolidated financial statements at their pre-combination carrying amounts (see paragraph 805-40-45-2(a)). Therefore, in a reverse acquisition the non-controlling interest reflects the non-controlling shareholders’ proportionate interest in the pre-combination carrying amounts of the legal acquiree’s net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

Presentation of Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC Paragraphs 805-40-45-1 and 45-2 consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: a. The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts. b. The assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "business combinations". c. The retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination. d. The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this Topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition. e. The non-controlling interest’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in paragraphs 805-40-25-2 and 805-40-30-3.

Pursuant to ASC Paragraphs 805-40-45-4 and 45-5 In calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: a. The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. b. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): a. The income of the legal acquiree attributable to common shareholders in each of those periods. b. The legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, income tax payable, accrued expenses, and other current liabilities approximate their fair values because of the short maturity of these instruments.

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

There was no allowance for doubtful accounts at March 31, 2015 or 2014.

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

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended March 31, 2015 or 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended March 31, 2015 or 2014.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Leasehold improvement	25

Furniture, fixtures	5

Production and entertainment equipment	10

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

Tax years that remain subject to examination by major tax jurisdictions

The Company’s tax years 2011 to 2014 remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

	March 31, 2015	March 31, 2014	March 31, 2013

Consolidated balance sheets	0.6741	0.6009	0.6580

Consolidated statements of operations and comprehensive income (loss)	0.6209	0.6297	0.6381

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

Pursuant to ASC Paragraphs 260-10-45-22 and 45-23, the dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent share issuance arrangements, stock options or warrants are as follows:

	Contingent shares issuance arrangement, warrants
	For the Reporting Period Ended March 31, 2015	For the Reporting Period Ended March 31, 2014

Warrant Shares

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 warrant to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	-

Warrants to purchase 350,000 shares of the Company’s common stock with an exercise price of $0.01 per share expiring four (4) years from date of issuance on December 1, 2014, March 19, 2014 and March 20, 2014	350,000	-

Total contingent share issuance arrangements, stock options or warrants	1,475,000	-

There were approximately 1,133,912 and 0 potentially outstanding dilutive shares under the Treasury Stock Method for the reporting period ended March 31, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “ Derivatives and Hedging (Topic 815) : Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “ Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) : Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “ Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).
•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.
•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

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

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Prepayments and Other Current Assets

Prepayments and other current assets consisted of the following:

	March 31, 2015	March 31, 2014

Rent	$203,359	$228,131
Taxes	111,110	121,972
Insurance	115,475	127,397
Other	29,472	84,818

Total	$459,416	$562,318

Note 5 – Property and Equipment

(i)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of the property and equipment, exceeded their carrying values at March 31, 2015.

(ii)	Depreciation Expense

Depreciation expense was $172,986 and $207,332 for the reporting period ended March 31, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and significant stockholder

Trinad Capital Master Fund	Significant stockholder	Advances/Loans to the Company	Working capital

Entity controlled by significant stockholder

Trinad Management, LLC	An entity owned and controlled by the significant stockholder	Consulting services	Consulting services

JJAT Corp.	An entity principally owned and controlled by the Executive Chairman, President and significant stockholder	Advances/Loans to the Company	Working capital

Mint Group Holdings, Ltd.	An entity owned and controlled by a non-controlling interest holder of OCHL and OCL	(i) Advances to the Company; (ii) Management Services	(i) Working capital; (ii) Management services

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

Notes Payable - Related Parties

Notes Payable - Trinad Capital Master Fund

On December 31, 2014, the Company entered into a Senior Convertible Promissory Note (the “Senior Note”) with Trinad Capital Master Fund (“Trinad Capital”) allowing for advances up to a maximum loan amount of $1,000,000, plus interest at the rate of six percent (6%) per annum on the unpaid principal amount of outstanding advances.

Prior to December 31, 2014, Trinad Capital advanced $700,000 to the Company in various term loans during the period between April 2, 2012 and November 30, 2014. The aggregate principal and accrued interest payable to Trinad Capital through December 31, 2014 under the prior loans was $770,151 and this amount constitutes a portion of the outstanding loan balance under the Senior Note. Upon entry into the Senior Note, each of the prior loans was cancelled. Pursuant to the terms of the Senior Note, all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the Senior Note .

On January 27, 2015, the Company and Trinad Capital entered into an amendment to the Senior Note, effective as of December 31, 2014, pursuant to which: (1) the term of the Senior Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in the equity financing.

On February 5, 2015, the Company and Trinad Capital entered into an amendment and restatement of the Senior Note, effective as of December 31, 2014, pursuant to which the convertibility feature of the note was eliminated in its entirety.

As of March 31, 2015, $825,000 principal and $81,102 accrued interest payable was outstanding under the Senior Note.

Note Payable – JJAT

OCHL entered into a Senior Promissory Note (the “OCHL Senior Promissory Note”), dated April 28, 2014 to repay $1,376,124 of transaction expenses of the Merger to JJAT, due October 28, 2015 that accrues interest at 8% per annum, or $85,618, as of March 31, 2015. Outstanding interest payable under the OCHL Senior Promissory Note is due on the first anniversary of the note with the balance payable upon maturity of the note. On November 3, 2014, $500,000 of principal under the OCHL Senior Promissory Note was repaid pursuant to the Forbearance Agreement described below.

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

The payment of the $1,000,000 fee accrued on the books at the end of the term has been deferred. Trinad LLC continues to provide service at $30,000 per month on a month to month basis.

The Company (i)(a) recorded $30,000 per month for the $1,080,000 portion of the management services to be paid on a quarterly basis, (i)(b) accrued $27,778 per month for the $1,000,000 portion of the management services, due at the end of the three (3) year term; and (ii) recorded amortization of $2,294 per month for the fair value of the warrant portion of the management services issued on September 23, 2011 in connection with the Management Agreement, or $60,072 of management services per month in aggregate.

The management services from Trinad LLC were as follows:

For the Period from April 28, 2014 (acquisition) through March 31, 2015

(i) (a) Management services billed or accrued on a quarterly basis	$330,000

(i) (b) Long-term management services due at the end of the term accrued	138,882

(ii) Amortization of the fair value of the warrant issued	11,461

$480,343

Management Fee to Mint Group Holdings Ltd.

From time to time, the Company engages the Mint Group to provide management services for the Company. For the fiscal years ended March 31, 2015 and 2014 the Company was billed $128,840 and $904,785, respectively.

Advances to/from Mint Group Holdings Ltd.

From time to time, the Company provides or receives funds from Mint Group Holdings Ltd. for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Note 7 – Note Payable

On December 31, 2014, the Company converted accounts payable of $242,498 into a Senior Promissory Note (the “Note”). The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015 which was amended to June 30, 2016.

Note 8 – Commitments and Contingencies

Operating Lease - Obar Camden Limited

On February 19, 2004 OCL entered into a non-cancellable lease for premises for a period of 25 years expiring November 27, 2028. On October 22, 2004, OCL entered into a deed of variation to the original non-cancellable lease for the premises with an annual rent of £473,000 per year plus valued added taxes for the first five (5) years and with an annual rent of £548,337 per year plus valued added taxes for the remainder of the lease, with free rent for the first fifteen (15) months of the occupancy. The lease provides for a rent review every fifth anniversary of the effective date whereby the principal rent may be increased at each such review date to the open market rent (as defined) if that is greater than the amount of the principal rent under the lease immediately before the review date. In conjunction with the signing of the deed of variation the landlord (i) provided consideration of £175,000, and (ii) contributed an additional £175,000 towards improvements upon execution of the deed of variation.

Future minimum lease payments under the non-cancelable operating lease are as follows:

Year ending March 31:	£	$

2016	£548,337	$813,436

2017	548,337	813,436

2018	548,337	813,436

2019	548,337	813,436

2020	548,337	813,436

2021 and after	4,748,749	7,044,574

	£7,490,434	$11,111,754

Deferred Rent

To induce OCL to enter into the operating lease and the deed of variation for a period of 25 years, the landlord granted free rent for the first fifteen (15) months of the occupancy and consideration/contribution of £350,000 in aggregate, which will be recognized on a straight-line basis over the duration of the initial lease term of 25 years.

Legal Proceedings

The judicial review is being brought by Obar Camden Limited. The current judicial review claim (case number CO/738/2015) was filed in the High Court by Obar Camden Limited on February 16, 2015.  (Judicial review is the process by which the Courts review the exercise of statutory functions by public bodies in England and Wales).  The claim is a legal challenge to the decision by the London Borough of Camden Council to grant planning permission reference 2014/2621 on January 6, 2015 for the redevelopment of the former Hope & Anchor public house as 8 residential units.  This is the neighboring property to the Koko Club and the grounds of challenge relate to legal flaws in the way that the Council assessed noise and heritage impacts of the proposed development as part of its decision.  The relief sought is a Court Order to quash the planning permission that has been granted.  Whilst the Council is defending the claim, the applicant is playing no active role in the proceedings.

Judicial review is a two stage process, where the case is first considered by a judge on the papers to decide whether it should get permission to proceed to a substantive hearing.  The Court granted permission for the claim to proceed on March 27, 2015 and a one-day hearing has been listed in the High Court on August 5, 2015.

The case has been brought because the Council has granted a planning permission for a multiple occupancy residential development adjacent to KOKO.  Obar Camden believes that the Council did not properly seek to understand and consider the potential for conflict between the venue and new residents being in such close proximity to each other and without requiring adequate sound insulation measures to be in place to ensure that the parties can co-exist peacefully.   The grant of the permission in its current form leaves the venue potentially vulnerable to complaints, which in turn could have adverse consequences for KOKO’s premises licence.  If successful, the planning permission will be quashed.

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

On November 17 and December 19, 2014, and March 19 and March 20, 2015, the Company entered into four separate securities purchase agreements with four accredited investors, pursuant to which the Company agreed to issue an aggregate of 675,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 per share for an aggregate purchase price of $675,000 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $338,850 ($0.50 per common share) and $336,150 ($0.50 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

Upon consummation of the Merger on April 28, 2014, the Company assumed the Advisory Board Agreements entered into by Loton prior to the Merger with seven (7) individuals. Pursuant to the Advisory Board Agreements, the Advisory Board members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 700,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and is subject to a lock-up period of one (1) year after vesting.  For the fiscal year ended March 31, 2015, 341,667 common shares, valued at $1.00 per share, or $341,667, were earned and recorded as consulting fees relating to these agreements.

During the period ended March 31, 2015, the Company entered into Advisory Board Agreements with nine (9) additional individuals. Pursuant to the Advisory Board Agreements, these additional Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 875,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and is subject to a lock-up period of one (1) year after vesting.

For the period ended December 31, 2014, 237,500 common shares, valued at $1.00 per share, which was the most recent Private Placement Memorandum (“PPM”) price on quarter end dates, or $237,500, were earned and recorded as consulting fees.

For the quarter ended March 31, 2015, 66,667 common shares, valued at $0.50 per share, which was the most recent PPM price on quarter end date, or $33,333, were earned and recorded as consulting fees.

Authorization of Stock Grants to Consultants/Professionals

Upon consummation of the Merger on April 28, 2014, the Company assumed eight (8) Consulting Services Agreements (“2014 Consulting Agreements”) entered into by Loton prior to the Merger with eight (8) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 315,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $315,000 on the date of grant and are being amortized over the service period. For the fiscal year ended March 31, 2015, the Company recognized $201,667 as consulting fees relating to these agreements.

During the period ended March 31, 2015, the Company entered into seven (7) Consulting Services Agreements with five (5) additional individuals. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 370,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting.

For the period ended December 31, 2014, 56,667 common shares, valued at $1.00 per share, which was the most recent PPM price on quarter end dates, or $56,667, were earned and recorded as consulting fees.

For the quarter ended March 31, 2015, 25,000 common shares, valued at $0.50 per share, which was the most recent PPM price on quarter end date, or $12,500, were earned and recorded as consulting fees.

During the fiscal year ended March 31, 2015, the Company entered into a capital markets advisory and placement agent agreement with Merriman Capital, Inc. (the “Agreement”). Pursuant to the Agreement, Merriman Capital agreed to provide capital markets advisory services to the Company for three months, subject to written extensions thereafter, in exchange for 10,000 shares of restricted common stock of the Company for the first three engaged months of advisory services. Merriman will receive capital market advisory fees of $5,000 in cash and $5,000 in equity-in-lieu of cash per engaged month thereafter, upon written confirmation of renewal. Either party may terminate the relationship at any time by providing thirty (30) calendar days written notice to the other party. For the fiscal year ended March 31, 2015, 40,000 common shares, valued at $1.00 per share, or $40,000, were earned and recorded as consulting fees relating to this Agreement.

During the fiscal year ended March 31, 2015, the Company entered into a Subscription Agreement with its legal advisors (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the advisors agreed to subscribe to the purchase of 954,988 shares of the Company’s common stock, at the price of $0.50 per share, in exchange for legal services previously rendered to the Company in the aggregate amount of $477,494. For the fiscal year ended March 31, 2015, 954,988 common shares, valued at $0.50 per share, or $477,494, were earned and recorded as a reduction in accounts payable relating to this Agreement.

Warrants

Assumed Warrants Issued in September 2011 by Loton, Corp

Upon consummation of the Merger on April 28, 2014, the Company assumed the September 23, 2011warrant issued to Trinad LLC, pursuant to the Management Agreement, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of original issuance.

November and December 2014 and March 2015 Issuances

On November 17 and December 19, 2014, and March 19 and March 20, 2015, the Company issued four warrants to purchase an aggregate of 675,000 shares with an exercise price of $0.01 per share expiring four years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility (*)	37.67% - 38.20%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.21% - 1.40%

*	As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected three (3) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within live entertainment industry which the Company engages in to calculate the expected volatility. The Company calculated those three (3) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was $0.50 per warrant share or $336,150, at the date of issuance using the Black-Scholes Option Pricing Model.

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

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2014	1,125,000	$0.15	$0.15	$82,575	$-

Granted	3,300,000	0.01	0.01	2,936,230	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(2,950,000)	0.01	0.01	(2,761,930)	-

Expired	-	-	-	-	-

Balance, March 31, 2015	1,475,000	$0.01 - 0.15	$0.12	$256,875	-

Amortized, March 31, 2015	1,475,000	0.01 - 0.15	0.12	256,875	-

Unamortized, March 31, 2015	-	$-	$-	$-	-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 0.15	1,475,000	5.83	$0.12	1,475,000	5.83	$0.12

Note 10 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2015, substantially all (96%) of the Company’s cash was held by major financial institutions in the United Kingdom and the balance at certain accounts may exceed the maximum amount insured by the Financial Services Compensation Scheme (FSCS) (£85,000 per account, per authorized institution as of December 31, 2010).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Note 12 - Income Tax Provision

United States Income Tax

The Company is incorporated in the State of Nevada and is subject to the United States of America tax law.

Deferred Tax Assets

At March 31, 2015, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $1,942,041 that may be offset against future taxable income through 2035.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,026,928, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance decreased approximately $848,423 for the fiscal year ended March 31, 2015 and increased approximately $1,230,644 for the reporting period ended April 27, 2014.

Components of deferred tax assets are as follows:

	March 31, 2015	April 27, 2014
Net deferred tax assets - Non-current:

Expected income tax benefit from NOL carry-forwards	$1,942,041	1,928,900

Impairment loss on notes receivable	-	(17,000)

Warrants issued for services	(3,897)	(9,360)

Warrants issued for potential claims	(884,027)	-

Less valuation allowance	(1,054,117)	(1,902,540)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended March 31, 2015	For the Reporting Period Ended April 30, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Tax years that remain subject to examination by major tax jurisdictions

The Company's corporation income tax returns are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) and the States of California for a period of three (3) years from the date when they are filed. The table below summarizes the reporting periods for which the Company's corporation income tax returns remain subject to audit under the statute of limitations by the IRS:

Reporting Period Ending Date	Date Tax Return Filed	Remaining Subject to Audit (Y/N)

April 30, 2012	09/25/2012	Y

April 30, 2013	09/12/2013	Y

April 30, 2014	09/15/2014	Y

March 31, 2015	N/A	Y

United Kingdom Income Tax Provision

Obar Camden and OCHL are registered and operate in the United Kingdom ("UK") and are subject to UK tax law.  There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the reporting period ended March 31, 2015 or 2014.

Income Tax Provision in the Statements of Operations

A reconciliation of the statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended March 31, 2015	For the fiscal year ended March 31, 2014

Statutory income tax rate	23.0%	23.0%

Effective income tax rate	23.0%	23.0%

Corporation Income Tax Returns Remaining subject to Audit of UK Government

Generally speaking, HM Revenue & Customs (“HMRC”) must normally send the Corporation a notice of enquiry within 12 months of receiving the said corporation tax return. Different deadlines may apply when:

•	The Corporation files its corporation tax return late,
•	The Corporation amends its return,
•	The Corporation makes a claim separately from its return,
•	Information the Corporation gave HMRC about its corporation tax return was deliberately misleading.

HMRC can make a discovery assessment to correct a careless error up to six (6) years after the end of the Corporation Tax accounting period; 20 years after the accounting period if the mistake was a deliberate error; or no time limit if a fraudulent error was found.

Obar Camden corporation income tax return for the fiscal year ended March 31, 2013 was filed with HMRC on December 31, 2013, which remains subject to audit under the statute of limitations by HMRC for a period of 12 months from the date of filing.

Obar Camden corporation income tax return for the fiscal year ended March 31, 2014 was filed with HMRC on December 31, 2014, which remains subject to audit under the statute of limitations by HMRC for a period of 12 months from the date of filing.

OCHL and Obar Camden corporation income tax returns for the fiscal year ended March 31, 2015 due December 31, 2015 have not yet been filed with HMRC, which remain subject to audit under the statute of limitations by HMRC for a period of 12 months from the date when it is filed.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows.

On April 8, 2015, the Company entered into a senior promissory note with Trinad Capital in the amount of $195,500. The note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. Trinad Capital made additional advances to the Company in April, May and June 2015 totaling $450,000. On July 10, 2015, the Company and Trinad Capital amended and restated the above senior promissory note from $195,500 to $645,500 to include these additional advances.

On April 28, 2015, OCL made a payment to JJAT in the amount of $90,995 to be applied to the interest under the OCHL Senior Promissory Note. On July 14, 2015, OCL made a payment to JJAT in the amount of $125,550 to be applied to the principal under the OCHL Senior Promissory Note.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective for the fiscal year ended March 31, 2015, subject to the two material weaknesses described below.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of March 31, 2015. We had neither the resources, nor the personnel, to provide an adequate control environment. The following two material weaknesses in our internal control over financial reporting existed at March 31, 2015:

(i)       We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the fiscal year ended March 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The following disclosure would have otherwise been filed on Form 8-K under the headings “Item 1.01 Entry into Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”.

On April 8, 2015, the Company entered into a senior promissory note with Trinad Capital, an affiliate of the principal stockholder of the Company, in the amount of $195,500. The note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. In lieu of making interest payments in cash, the Company may from time to time elect that the amount of such interest be added to the principal sum outstanding under the note. Trinad Capital made additional advances to the Company in April, May and June 2015 totaling $450,000. On July 10, 2015, the Company and Trinad Capital amended and restated the above senior promissory note from $195,500 to $645,500 to include these additional advances and to provide that additional advances may be made by Trinad Capital if requested by the Company and if Trinad Capital decides to do so in its sole discretion so long as the total outstanding principal amount does not exceed $1,000,000 under such amended and restated senior promissory note.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the Company’s current directors and executive officers:

Name	Age	Position

Robert S. Ellin	50	Executive Chairman, President & Director

Jay Krigsman	50	Director

Barry I. Regenstein	58	Interim Chief Financial Officer

John J. Petrocelli	48	President – LiveXLive, Corp.

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

John J. Petrocelli has served as President of LiveXLive, Corp. (formerly FestreamTV, Corp.), a wholly-owned subsidiary of the Company since March 4, 2015. Mr. Petrocelli is the founder of Bulldog Digital Media, the first digital agency focused on the execution and optimization of live streamed events and content experiences with a core emphasis on live music. Previously, as CEO of incited Media, Mr. Petrocelli spearheaded the sale of the live streaming services company to AEG in 2009 to form AEG Digital Media. At AEG, Mr. Petrocelli executed services agreements to enable the live streaming of events like The Grammys, The Oscars, Coachella, Bonnaroo, Austin City Limits, Lollapalooza, Rock in Rio, American Express’s Unstaged series on YouTube and VEVO, the Royal Wedding, the MTV VMA’s, and the E3 conference as well as events for brands like HP, Hyundai, Oracle, Heineken, Pepsi, Coca Cola, Dell, AMD and Wrigley’s.

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

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee, and during the period ended March 31, 2015, its directors and officers participated in deliberations of our Board of Directors regarding officer compensation. During the period ended March 31, 2015, no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Company’s Board of Directors, (ii) served as a director of another entity, one of whose executive officers served on our Company’s Board of Directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

Item 11. Executive Compensation

Other than as set forth on the table below, no officer of the Company receives any compensation for the services they render to the Company, has received compensation in the past, and is accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with any of our officers. We did, however, enter into an offer letter with Mr. Bengough, pursuant to which he accrued $1,333 per month as of May 1, 2014 until his termination as Chief Executive Officer on September 23, 2014. Our executive officers may receive a salary or other compensation for services that they provide to the Company in the future, but there are not any current understandings or agreements regarding compensation our management will receive after a business combination. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation paid during our fiscal years ended March 31, 2015 and 2014, for our Executive Chairman and President, Interim Chief Financial Officer, Former Chief Executive Officer and President of LXL. We have no other executive officers or individuals who are former executive officers of the Company.

Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock ($)	All Other ($)	Total ($)
Robert S. Ellin (1)	March 31, 2015	—	—	—	—	—
Executive Chairman and President	March 31, 2014	—	—	—	—	—
Barry I. Regenstein (2)	March 31, 2015	137,500	—	30,000	—	137,500
Interim Chief Financial Officer	March 31, 2014	112,500	—	50,000	12,500	175,000
Oliver Bengough (3)	March 31, 2015	—	—	—	—	—
Former Chief Executive Officer	March 31, 2014	—	—	—	—	—
John J. Petrocelli (4)	March 31, 2015	7,448	—	—	34,500	41,948
President – LiveXLive, Corp.	March 31, 2014	—	—	—	—	—

(1)	Mr. Ellin served as our Chief Executive Officer from September 9, 2011 to April 30, 2014. We are currently a party to a Management Agreement, dated September 23, 2011 with Trinad Management, LLC, the manager of Trinad Capital Master Fund, Ltd. which is one of our principal stockholders. Mr. Ellin is the managing director of and portfolio manager for Trinad Management, LLC. Pursuant to the terms of the Management Agreement, Trinad Management, LLC provides certain management services, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination involving the Company, for (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month period during the term of the Agreement and with $1,000,000 due at the end of the 3 year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management, LLC at any time for a period of ten (10) years.

(2)	Mr. Regenstein commenced employment with the Company on October 1, 2013 and received a grant of 100,000 shares of the Company’s restricted stock as a member of and for service on the Company’s Advisory Board which commenced on October 1, 2013. Mr. Regenstein deferred $12,500 of compensation from the month of January 2014 which was paid in December 2014.

(3)	Mr. Bengough served as our former Chief Executive Officer and as a director of the Company from May 1, 2014 to September 23, 2014.

(4)	Mr. Petrocelli commenced employment with LiveXLive, Corp. (“LXL”)(formerly FestreamTV, Corp.), a wholly-owned subsidiary of the Company on March 4, 2015 and received a grant of 500,000 shares of the Company’s restricted stock subject to a vesting schedule (see below). Prior to his employment with LXL, Mr. Petrocelli received other compensation for consulting services provided on a month to month basis since October 15, 2014 and subsequently in accordance with a consulting services agreement entered into with the Company on December 15, 2014 in the aggregate amount of $34,500.

Employment Agreements

John J. Petrocelli

The Company is a party to an employment agreement with Mr. Petrocelli, which provides for his services as President of LXL until March 4, 2017. During the term of the employment agreement, Mr. Petrocelli will receive a monthly salary of $7,500 per month (the “Salary”), provided that, upon the Company successfully entering into a festival streaming rights agreements with a major music festival or content experience series having a term of three (3) or more years, the Salary will be increased $5,000 per month; provided further, that upon the Company entering into five (5) festival streaming rights or content experience series agreements having a term of three (3) or more years, the Salary will be increased to an aggregate Salary amount equal to $250,000 for the calendar year. Mr. During the term of the agreement, Mr. Petrocelli shall be entitled, at the discretion of the Board of Directors, to receive an annual incentive bonus in an amount up to 100% of the Salary received by Mr. Petrocelli for such calendar year.

If the Company terminates Mr. Petrocelli without cause, Mr. Petrocelli is entitled to a lump sum severance payment in an amount of Salary that Mr. Petrocelli would have earned had Mr. Petrocelli remained employed with the Company for the greater of one (1) year or the expiration of the term of the employment agreement and all outstanding restricted stock which have not vested as of the date of termination become fully vested.

Outstanding Equity Awards at March 31, 2015

Our named executive officers held no outstanding options. Mr. Regenstein received a grant of 100,000 shares of the Company’s restricted stock as a member of and for service on the Company’s Advisory Board which commenced on October 1, 2013. The shares vest on the one year anniversary of his Advisory Board Consulting Agreement or October 1, 2014. The market value of the shares is $100,000. Mr. Petrocelli received a grant of 500,000 shares of the Company’s restricted stock which shall vest: (i) one third (1/3) upon the Company successfully entering into a festival streaming rights agreement with a major music festival having a term of three (3) or more years; (ii) one third (1/3) upon the Company entering into four (4) additional festival streaming rights agreements following the occurrence of sub-clause (i) hereof, and (iii) one third (1/3) upon the earlier to occur of (a) the Company entering into fifteen (15) total festival streaming agreements and (b) two (2) years following the effective date of the restricted stock agreement or March 4, 2017. The Company accounts for its stock based compensation under the fair value recognition provisions of Section 718-10-30 of the FASB Accounting Standards Codification. See “Stock-Based Compensation for Obtaining Employee Services,” above.

Director Compensation

There was no compensation paid to our current directors during the fiscal year ended March 31, 2015.

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

The Company has one class of its stock outstanding, its common stock. The following table sets forth certain information as of June 26, 2015, with respect to the beneficial ownership of our common stock for (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director and executive officer of the Company, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and address of beneficial owner	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

Certain Beneficial Owners and Named Executive Officers

Robert S. Ellin (2)(3)	34,025,000	74.37%

Sandor Capital Master Fund (4)	4,000,000	8.96%

Barry I. Regenstein (5)	100,000	0.22%

Directors and Director Nominees*

Jay Krigsman (6)	336,784	0.75%

John J. Petrocelli (7)	500,000	1.11%

All officers and directors as a group (4 persons)	35,193,432	75.32%

*Information with respect to our common shares that are owned by Mr. Ellin, who is also a member of our Board, is set forth above in this table under the heading “Certain Beneficial Owners and Named Executive Officers.”

(1)         For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of June 26, 2015 and in accordance with SEC rules are deemed to be issued and outstanding and have been outstanding in calculating the percentage ownership of those individuals. Except as noted in the preceding sentence, all percentages for common stock are calculated based upon a total of 44,934,988 shares outstanding as of June 26, 2015.

(2)         3,900,000 shares of the Company are owned by Trinad Capital Master Fund, Ltd. Robert Ellin is the portfolio manager of Trinad Capital Master Fund, Ltd. and is deemed to have voting and dispositive power over such shares.  Trinad Management, LLC owns warrants to purchase 1,125,000 shares of common stock of the Company issuable upon the exercise of a 10 year warrant.  The warrant may be exercised in whole or in part at an exercise price of $0.15 per share.  Robert Ellin is the managing member of Trinad Management, LLC and is deemed to have voting and dispositive power over such shares.  29,000,000 shares of common stock are owned by JJAT Corp., an entity owned by Mr. Ellin, pursuant to the Merger Agreement, and Mr. Ellin is deemed to have voting and dispositive power over such shares.  Accordingly, securities owned by these entities may be regarded as being beneficially owned by Mr. Ellin.  Mr. Ellin disclaims beneficial ownership in the shares held by Trinad Management, and Trinad Capital Master Fund.  The address for Mr. Ellin, JJAT Corp. Trinad Management and Trinad Capital Master Fund is 269 South Beverly Drive, Suite #1450, Beverly Hills, CA 90212.  See “Certain Relationships and Related Transactions, and Director Independence - Management Agreement.”

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

(7)         Includes 500,000 shares of restricted common stock of the Company granted to Mr. Petrocelli pursuant to his employment agreement dated March 4, 2015.

Director Independence

Our Board of Directors has determined that Jay Krigsman would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Further, although we do not presently have established separately designated audit, nominating or compensation board committees, Mr. Krigsman would qualify as “independent” under Nasdaq Listing Rules applicable to such board committees. Mr. Ellin would not qualify as “independent” under Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because Mr. Ellin currently serves as our Executive Chairman and President.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company presently is provided office space by its principal stockholder, Trinad Capital Master Fund, Ltd. at no cost. During the fiscal year ended March 31, 2015, the Company sub-leased office space from Trinad Management LLC from October 1, 2014 to January 8, 2015 for an aggregate rental of $24,500. Robert Ellin, the Company’s Executive Chairman, Director and controlling shareholder, is the Managing Director of Trinad Capital Master Fund, Ltd. and Trinad Management. The Company is seeking out new office space in the Los Angeles area.

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

The payment of the $1,000,000 fee accrued on the books at the end of the term has been deferred. Trinad LLC continues to provide service at $30,000 per month on a month to month basis.

Management Fee to Mint Group Holdings Ltd.

From time to time, the Company engages the Mint Group to provide management services for the Company. For the fiscal years ended March 31, 2015 and 2014 the Company was billed $128,840 and $904,785, respectively.

Due from Related Parties

In connection with the acquisition of OCHL, OCHL advanced $367,017 to JJAT for working capital purposes and Mint Group Holdings Ltd. advanced $7,195 to OCHL for working capital purposes.

Senior Note Payable

On December 31, 2014, the Company entered into a Senior Convertible Promissory Note (the “Senior Note”) with Trinad Capital Master Fund (“Trinad Capital”) allowing for advances up to a maximum loan amount of $1,000,000, plus interest at the rate of six percent (6%) per annum on the unpaid principal amount of outstanding advances.

Prior to December 31, 2014, Trinad Capital advanced $700,000 to the Company in various term loans during the period between April 2, 2012 and November 30, 2014. The aggregate principal and accrued interest payable to Trinad Capital through December 31, 2014 under the prior loans was $770,151 and this amount constitutes a portion of the outstanding loan balance under the Senior Note. Upon entry into the Senior Note, each of the prior loans was cancelled. Pursuant to the terms of the Senior Note, all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the Senior Note .

On January 27, 2015, the Company and Trinad Capital entered into an amendment to the Senior Note, effective as of December 31, 2014, pursuant to which: (1) the term of the Senior Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in the equity financing.

On February 5, 2015, the Company and Trinad Capital entered into an amendment and restatement of the Senior Note, effective as of December 31, 2014, pursuant to which the convertibility feature of the note was eliminated in its entirety.

As of March 31, 2015, $825,000 principal and $81,102 accrued interest payable was outstanding under the Senior Note.

Promissory Notes Payable

OCHL entered into a Senior Promissory Note (the “OCHL Senior Promissory Note”), dated April 28, 2014 to repay $1,376,124 of transaction expenses of the Merger to JJAT, due October 28, 2015 that accrues interest at 8% per annum, or $85,618, as of March 31, 2015. Outstanding interest payable under the OCHL Senior Promissory Note is due on the first anniversary of the note with the balance payable upon maturity of the note. During the fiscal year ended March 31, 2015, transaction expenses of $1,376,124 were recorded as Acquisition professional costs and Notes payable-related party in the accompanying consolidated financial statements. On November 3, 2014, $500,000 of principal under the OCHL Senior Promissory Note was repaid pursuant to the Forbearance Agreement described below.

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

On April 8, 2015, the Company entered into a senior promissory note with Trinad Capital in the amount of $195,500 (the “April 2015 Senior Note”). The April 2015 Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. In lieu of making interest payments in cash, the Company may from time to time elect that the amount of such interest be added to the principal sum outstanding under the note. Trinad Capital made additional advances to the Company in April, May and June 2015 totaling $450,000. On July 10, 2015, the Company and Trinad Capital amended and restated the above senior promissory note from $195,500 to $645,500 to include these additional advances and to provide that additional advances may be made by Trinad Capital if requested by the Company and if Trinad Capital decides to do so in its sole discretion so long as the a total outstanding principal amount does not exceed $1,000,000 under such amended and restated senior promissory note.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by Li and Company, PC, our independent registered public accounting firm for audit and non-audit services rendered to the Company in our fiscal years ended March 31, 2015 and 2014. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table.

	Fiscal Year Ended	Fiscal Year Ended
Fee Category	March 31, 2015	March 31, 2014
Audit Fees	$51,500	$38,500
Audit-Related Fees	—	—
Tax Fees	1,600	—
All Other Fees	—	2,500
	$53,100	$41,000

Audit Fees

These fees generally consist of professional services rendered for the audits of the financial statements of the Company and its internal control over financial reporting, quarterly reviews, consents, income tax provision procedures and assistance with and review of documents filed with the SEC.

Audit-Related Fees

These fees generally consist of assurance and other services related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent registered public accounting firm, issuance of consents, due diligence related to acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

These fees generally relate primarily to tax compliance, including review and preparation of corporate tax returns, assistance with tax audits, review of the tax treatment for certain expenses and tax due diligence relating to acquisitions. They also include fees for state and local tax planning and consultations with respect to various tax matters.

All Other Fees

These fees generally consist of reviews for compliance with various government regulations, risk management and treasury reviews and assessments and audits of various contractual arrangements.

Audit Committee Approval

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are pre-approved by the Board of Directors. Our Board has determined that the services rendered by Li and Company, PC are compatible with maintaining their independence as the Company’s independent auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report are as follows:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

None required.

(3)	Exhibits:

The exhibit list required by this item is incorporated by reference to the Exhibit Index included in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTON, CORP

Date: July 14, 2015	By:	/s/Robert S. Ellin
Robert S. Ellin
Executive Chairman
(Principal Executive Officer)
Date: July 14, 2015	By:	/s/Barry I. Regenstein
Barry I. Regenstein
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Executive Chairman and Director	July 14, 2015
Robert S. Ellin	(Principal Executive Officer)

/s/ Jay Krigsman	Director	July 14, 2015
Jay Krigsman

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated April 28, 2014, by and among the Company, Loton Acquisition Sub I, Inc. and KoKo Camden Holdings (US), Inc. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

3.1	Articles of Incorporation (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, and incorporated herein by reference).

3.3	Amendment to Bylaws of the Company dated April 24, 2014 (previously filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

4.1	Senior Promissory Note, dated April 28, 2014 between OCHL as Promisor and JJAT as Payee (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

4.2	Promissory Note, dated April 28, 2014 between OCHL as Promisor and the Company as Payee (previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

4.3	Form of Warrant, dated September 23, 2011 issued to Trinad Management, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2011, and incorporated herein by reference).

4.4	Form of Note, dated April 2, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd. (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed with SEC on August 15, 2012, and incorporated herein by reference).

4.5	Form of Note, dated June 21, 2012, issued by Loton, Corp to Trinad Master Fund, Ltd. (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed with SEC on August 15, 2012, and incorporated herein by reference).

4.6	Form of Common Stock Warrant entered into on November 18, 2014 (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, and incorporated herein by reference).

4.7	Form of Common Stock Warrant entered into on November 18, 2014 (previously filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, and incorporated herein by reference).

10.1	Share Purchase Agreement relating to OCHL, dated February 13, 2014 among Alex Rutherford and KoKo (Camden) Limited and certain Guarantors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.2	Share Sale Agreement relating to shares in OBAR Camden Holdings Limited, dated February 13, 2014 among Hugh Doherty and Laurence Seymour and KoKo (Camden) Limited and certain Guarantors (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.3	Shareholders Agreement, dated February 12, 2014, in relation to OCHL between Oliver Bengough and KoKo (Camden) Limited and Robert Ellin and OCHL and Trinad Capital Master Fund Limited (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.4	Deed of Reimbursement, dated February 2014 amongst KoKo (Camden) Limited, Alex Rutherford, Oliver Bengough, Hugh Doherty and Laurence Seymour and Mint Group Holdings Limited (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.5	Deed of Subordination, dated February 2014 amongst Alex Rutherford, Hugh Doherty and Laurence Seymour and KoKo (Camden) Limited and Trinad Capital Master Funds, Ltd. and JJAT Corp. (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.6	Variation to Shareholders Agreement, dated April 24, 2014, among Oliver Bengough, Koko (Camden) Limited, Robert Ellin, Trinad Capital Master Fund LTD, Obar Camden Holdings Limited, Obar Camden Limited, JJAT Corp. and the Company (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.7	Share Purchase Agreement relating to certain shares of Obar Camden Holdings Limited dated April 24, 2014 between JJAT Corp and Oliver Bengough (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.8	Share Charge in respect of Ordinary Shares of Obar Camden Holdings Limited, dated April 24, 2014 between Oliver Bengough and JJAT Corp. (previously filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.9	Promissory Note, dated April 24, 2014 between Oliver Bengough as Promisor and KoKo (Camden) Limited as Payee
(previously filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.10	Promissory Note, dated April 24, 2014 between Oliver Bengough as Promisor and JJAT Corp. as payee (previously filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.11	Reimbursement Agreement, effective as of January 29, 2014, between JJAT Corp. and Loton, Corp (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2014 and incorporated herein by reference).

10.12	Termination of Reimbursement Agreement, dated April 25, 2014 by and between JJAT Corp. and Loton, Corp (previously filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.13	Contribution Agreement, dated April 24, 2014 between JJAT Corp. and KoKo (Camden) Holdings (US), Inc. (previously filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.14	Form of Director Indemnification Agreement (previously filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014, and incorporated herein by reference).

10.15	Form of Securities Purchase Agreement, dated September 11 and September 20, 2012, between the Company and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 12, 2012, and incorporated herein by reference).

10.16†	Form of Restricted Stock Agreement (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference).

10.17†	Form of Advisory Board Agreement (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference).

10.18†	Form of Consulting Agreement (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on March 21, 2013, and incorporated herein by reference).
10.19	Secured Convertible Note Purchase Agreement, dated as of March 25, 2013, between the Company and Penzance, LLC, d/b/a Acheven, LLC (previously filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 29, 2013, and incorporated by reference).

10.20	Secured Convertible Note, dated as of March 25, 2013, between the Company and Penzance, LLC, d/b/a Acheven, LLC (previously filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 29, 2013, and incorporated by reference).

10.21	Security Agreement, dated as of March 25, 2013, among Penzance, LLC, Investors and the Company (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 29, 2013, and incorporated by reference).

10.22	Form of Promissory Notes dated May 13, May 23, June 17 and July 3, 2013 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2013, and incorporated herein by reference).

10.23	Form of Note Extension Agreement dated July 15, 2013 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 29, 2013, and incorporated herein by reference).

10.24	Securities Purchase Agreement, dated August 28, 2013 between Sandor Capital Master Fund and the Company (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 16, 2013, and incorporated herein by reference).

10.25†	Advisory Board Consulting Agreement, dated August 30, 2013 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 16, 2013, and incorporated herein by reference).

10.26†	Employment Agreement effective as of October 1, 2013 between Barry Regenstein and Loton, Corp (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 6, 2013, and incorporated herein by reference).

10.27†	Advisory Board Agreement, effective as of October 1, 2013, by and between Barry Regenstein and Loton, Corp (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 6, 2013, and incorporated herein by reference).

10.28	Stock Purchase Agreement, dated as of September 19, 2013 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 16, 2013, and incorporated herein by reference).
10.29	Stock Purchase Agreement, dated as of October 7, 2013 (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 16, 2013, and incorporated herein by reference).

10.30	Stock Purchase Agreement, dated as of October 8, 2013 (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 16, 2013, and incorporated herein by reference).

10.31	Stock Purchase Agreement, dated as of October 30, 2013 (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 16, 2013, and incorporated herein by reference).

10.32	Management Agreement between Loton, Corp and Trinad Management, LLC, dated September 23, 2011 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with SEC on September 28, 2011, and incorporated herein by reference).

10.33	Forbearance Agreement, dated as of October 30, 2014, between the Company, Olly Bengough, Robert Ellin and JJAT (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2014, and incorporated herein by reference).

10.34	Form of Warrant Agreement with investors dated December 1, 2014 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 12, 2015, and incorporated herein by reference).

10.35†	Form of Consulting Services Agreement with John Petrocelli dated December 15, 2014 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 12, 2015, and incorporated herein by reference).

10.36	Form of Stock Purchase Agreement entered into November 18, 2014 with an accredited investor (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, and incorporated herein by reference).

10.37	Form of Subscription Agreement entered into December 29, 2014 with a vendor (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, and incorporated herein by reference).

10.38	Form of Senior Promissory Note dated December 31, 2014 (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, and incorporated herein by reference).

10.39	Form of Senior Convertible Promissory Note dated December 31, 2014 (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, and incorporated herein by reference).

10.40	Form of Amendment to Senior Convertible Promissory Note entered into January 27, 2015 (previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, and incorporated herein by reference).

10.41	Form of Amended and Restated Senior Promissory Note dated February 5, 2015 (previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 17, 2015, and incorporated herein by reference).

10.42	Assignment Agreement entered into March 4, 2015 between FestreamTV, Corp., a wholly-owned subsidiary of the Company, and Bulldog DM, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2015, and incorporated herein by reference).

10.43	Employment Agreement entered into March 4, 2015 between FestreamTV, Corp., a wholly-owned subsidiary of the Company, and John Petrocelli (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2015, and incorporated herein by reference).

10.44*	Form of Amended and Restated Senior Promissory Note, dated as of July 10, 2015, between the Registrant and Trinad Capital Master Fund.

21*	List of Subsidiaries.*

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________

*Filed Herewith.
†Management contract or compensatory plan or arrangement.

