Form 10-Q
period 2015-06-30
LOTON, CORP
filed 2015-08-18
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________________ TO _______________________

Commission file number 333-167219

LOTON, CORP

(Exact name of Registrant as Specified in its Charter)

Nevada	98-0657263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

As of August 7, 2015, there were issued and outstanding 45,347,488 shares of the registrant’s common stock, par value $0.001 per share.

LOTON, CORP

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART 1.    FINANCIAL INFORMATION

Item 1. Financial Statements.

Loton, Corp
Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,336,706	$866,951
Accounts receivable	46,611	67,876
Inventories	56,959	161,977
Prepayments and other current assets	400,994	460,226
Deferred taxes	38,510	36,345

Total Current Assets	1,879,780	1,593,375

PROPERTY AND EQUIPMENT
Leasehold improvements	1,315,975	1,241,986
Furniture, fixtures and office equipment	426,919	402,997
Production and entertainment equipment	1,447,561	1,343,851
Accumulated depreciation	(2,192,703)	(2,038,626)

Property and Equipment, net	997,752	950,208

INTANGIBLE ASSETS
Trademarks	15,569	14,694
Website development costs	36,251	34,213
Accumulated amortization	(41,896)	(39,356)

Intangible Assets, net	9,924	9,551

Total Assets	$2,887,456	$2,553,134

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$682,983	$843,667
Deferred rent, current portion	85,508	80,700
Income taxes payable	317,131	241,813
Management service obligation - related party	1,000,000	1,000,000
Notes payable - related parties	2,457,624	1,701,124
Notes payable	246,143	—
VAT tax payable and payroll liabilities	264,293	202,024
Advances from related parties	94,461	127,467
Accrued expenses and other current liabilities	508,001	601,324

Total Current Liabilities	5,656,144	4,798,119

NON-CURRENT LIABILITIES
Note payable	—	242,498
Deferred rent	1,090,066	1,049,114

Total Non-Current Liabilities	1,090,066	1,291,612

Total Liabilities	6,746,210	6,089,731

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock, par value $0.001: 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.001: 75,000,000 shares authorized; 43,891,655 and 43,275,822 shares issued and outstanding, respectively	43,892	43,276
Additional paid-in capital	2,815,789	2,440,947
Accumulated deficit	(6,043,618)	(5,272,900)
Accumulated other comprehensive loss:
Foreign currency translation loss	(26,864)	(25,932)

Total Loton Corp. Stockholders’ Equity (Deficit)	(3,210,801)	(2,814,609)

NON-CONTROLLING INTEREST
Non-controlling interest - capital stock	1	1
Non-controlling interest - Retained earnings (accumulated deficit)	(621,091)	(696,058)
Accumulated other comprehensive loss:
Foreign currency translation loss	(26,863)	(25,931)

Total Non-Controlling Interest	(647,953)	(721,988)

Total Deficit	(3,858,754)	(3,536,597)

Total Liabilities and Deficit	$2,887,456	$2,553,134

See accompanying notes to the consolidated financial statements.

Loton, Corp
Consolidated Statements of Operations

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
	(Unaudited)	(Unaudited)

Revenues	$1,936,770	$1,847,200

Cost of Revenue	277,385	279,676

Gross Margin	1,659,385	1,567,524

Operating Expenses
Selling expenses	162,677	148,553
Rent	200,940	207,584
Professional fees	181,053	201,206
Management services - related parties	120,609	153,795
Salary and wages	323,267	330,454
Consulting fees	402,777	527,975
Acquisition professional costs	—	1,376,124
General and administrative expenses	860,426	715,090

Total operating expenses	2,251,749	3,660,781

Loss from operations	(592,364)	(2,093,257)

Other (income) expense
Interest expense	44,077	5,088

Other (income) expense, net	44,077	5,088

Loss before income tax provision	(636,441)	(2,098,345)

Income tax provison	59,310	45,880

Net income (loss)
Net loss before non-controlling interest	(695,751)	(2,144,225)
Net income (loss) attributable to non-controlling interest	74,967	(617,302)

Net loss attributable to Loton Corp. stockholders	(770,718)	(1,526,923)

Other comprehensive income (loss)
FX translation gain (loss)	(1,864)	8,315
FX translation gain (loss) attributable to non-controlling interest	(932)	4,157

Other comprehensive income (loss) attributable to Loton Corp stockholders	(932)	4,158

Comprehensive loss	$(771,650)	$(1,522,765)

Earnings Per Share:
- basic and diluted	$(0.02)	$(0.06)

Weighted average common shares outstanding:
- basic and diluted	44,700,378	35,488,791

See accompanying notes to the consolidated financial statements.

Loton, Corp
Consolidated Statement of Changes in Equity (Deficit)
For the Interim Period Ended June 30, 2015
(Unaudited)

	Loton Corp. Stockholders’ Equity (Deficit)						Non-controlling Interest
	Common Stock Par Value $0.001		Additional	Retained Earnings	Accumulated Other	Total Loton Corp.		Retained Earnings	Accumulated Other	Total	Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)	Capital Stock	(Accumulated Deficit)	Comprehensive Income (Loss)	Non-controlling Interest	Equity (Deficit)

Balance, March 31, 2014	29,000,000	29,000	(28,998)	160,026	(21,819)	138,209	1	160,025	(21,818)	138,208	276,417

Reverse acqusition adjustment	8,576,666	8,576	(2,391,224)			(2,382,648)					(2,382,648)

50% of acquisition related costs recorded as deemed dividend non-controlling interest						—		(1,135,042)		(1,135,042)	(1,135,042)

Amortization of warrants issued to related party for services received			11,461			11,461					11,461

Issuance of common stock to Advisory members for one year service in October and December 2013 earned during the period	341,667	342	341,325			341,667					341,667

Issuance of common stock to consultants for one year service in October and November 2013 earned during the period	88,750	89	88,661			88,750					88,750

Issuance of common stock to consultants for one year service in February and April 2014 earned during the period	112,917	113	112,804			112,917					112,917

Issuance of common stock to Advisory members for one year service in May and June 2014 earned during the period	129,167	129	129,038			129,167					129,167

Issuance of common stock to Advisory members for one year service in October and November 2014 earned during the period	108,333	108	108,225			108,333					108,333

Issuance of common stock to consultants for one year service in November 2014 earned during the period	56,667	57	56,610			56,667					56,667

Issuances of common shares for warrant exercises at $.01 per share	2,950,000	2,950	26,550			29,500					29,500

Issuance of common shares in settlement of accounts payable	954,988	955	476,539			477,494					477,494

Issuance of common shares for cash at $1.00 per share	825,000	825	824,175			825,000					825,000

Issuance of common stock for services	40,000	40	39,960			40,000					40,000

Issuance of warrants in settlement of potential claim			2,600,080			2,600,080					2,600,080

Issuance of common stock to consultants for one year service in February and March 2015 earned during the period	25,000	25	12,475			12,500					12,500

Issuance of common stock to Advisory members for one year service in January, February and March 2015 earned during the period	66,667	67	33,266			33,333					33,333

Comprehensive income (loss)
Net loss				(5,432,926)		(5,432,926)		278,959		278,959	(5,153,967)
Foreign currency translation gain					(4,113)	(4,113)			(4,113)	(4,113)	(8,226)

Total comprehensive income (loss)						(5,437,039)				274,846	(5,162,193)

Balance, March 31, 2015	43,275,822	$43,276	$2,440,947	$(5,272,900)	$(25,932)	$(2,814,609)	$1	$(696,058)	$(25,931)	$(721,988)	$(3,536,597)

Issuance of common stock to Advisory members for one year service in May and June 2014 earned during the period	20,833	21	20,812			20,833

Issuance of common stock to Advisory members for one year service in October and November 2014 earned during the period	68,750	69	68,681			68,750

Issuance of common stock to Advisory members for one year service in January, February and March 2015 earned during the period	112,500	112	56,138			56,250

Issuance of common stock to consultants for one year service in November 2014 earned during the period	42,500	43	42,457			42,500

Issuance of common stock to consultants for one year service in February and March 2015 earned during the period	50,000	50	24,950			25,000

Issuance of common stock to consultants for one year service in April and June 2015 earned during the period	6,250	6	3,119			3,125

Issuance of common stock to media publishing firm for services	15,000	15	7,485			7,500

Issuance of common shares for cash at $1.00 per share	150,000	150	149,850			150,000

Issuance of common shares for warrant exercises at $.01 per share	150,000	150	1,350			1,500

Comprehensive income (loss)
Net loss				(770,718)		(770,718)		74,967		74,967	(695,751)
Foreign currency translation gain					(932)	(932)			(932)	(932)	(1,864)

Total comprehensive income (loss)						(771,650)				74,035	(697,615)

Balance, June 30, 2015	43,891,655	$43,892	$2,815,789	$(6,043,618)	$(26,864)	$(3,210,801)	$1	$(621,091)	$(26,863)	$(647,953)	$(3,858,754)

See accompanying notes to the consolidated financial statements.

Loton, Corp
Consolidated Statements of Cash Flows

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss before non-controlling interest	$(695,751)	$(2,144,225)
Adjustments to reconcile net income (loss) before non-controlling interest to net cash used in operating activities
Depreciation expense	32,114	45,654
Amortization expense	190	209
Common shares and warrants issued for services	223,958	190,422
Changes in operating assets and liabilities:
Accounts receivable	24,642	13,841
Inventories	111,650	11,029
Prepayments and other current assets	84,321	253,198
Accounts payable	(196,146)	98,377
Income tax payable	59,310	45,880
Payroll liabilities	49,331	60,077
Accrued interest on notes payable - related party	22,696	5,087
Accrued interest on notes payable	3,645	—
Accrued expenses and other current liabilities	(132,969)	17,031
Management service obligation - related party	—	55,556
Deferred rent	(20,980)	(23,068)

Net cash used in operating activities	(433,989)	(1,370,932)

Cash flows from investing activities
Cash acquired from business acquisition	—	85,608
Purchases of property and equipment	(23,900)	(17,568)

Net cash provided by (used in) investing activities	(23,900)	68,040

Cash flows from financing activities
Advances from (repayments to) related parties	(33,434)	(414,213)
Proceeds from notes payable - related parties	820,500	1,401,124
Proceeds from warrants exercised	1,500	—
Repayments of notes payable - related parties	(64,000)	—
Proceeds from sale of common stock	150,000	—

Net cash provided by financing activities	874,566	986,911

Effect of exchange rate changes on cash	53,078	13,359

Net change in cash	469,755	(302,622)

Cash at beginning of the period	866,951	731,208

Cash at end of the period	$1,336,706	$428,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$17,736	$—
Income tax paid	$—	$187,262

See accompanying notes to the consolidated financial statements.

Loton, Corp

June 30, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Loton Corp

Loton, Corp (the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009.

LiveXLive, Corp. (formerly FestreamTV, Corp.)

LiveXLive, Corp. (“LXL”), a wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Delaware on February 24, 2015.

Obar Camden Ltd.

Obar Camden Ltd. (“Obar Camden” or “OCL”), an indirect, 50%-owned subsidiary of the Company, was incorporated on November 13, 2003 as a private limited company registered in England and Wales. Obar Camden engages in the operations of the nightclub and live music venue “KOKO” in Camden, London.

Obar Camden Holdings Limited

Obar Camden Holdings Limited (“OCHL”) was incorporated on October 17, 2012 as a private limited company registered in England and Wales. OCHL was formed by Obar Camden’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of Obar Camden. Upon formation, OCHL issued ten (10) shares of the newly formed corporation’s ordinary shares to a significant stockholder of Obar Camden Ltd. No value was given to the shares issued, therefore, the shares were recorded to reflect the £0.50 par value and paid in capital was recorded as a negative amount of (£0.50).

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended March 31, 2015 and notes thereto contained in the Company’s Form 10-K filed with the SEC on July 14, 2015.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries in which the parent’s power to control exists.

The Company’s consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

LiveXLive, Corp. (formerly FestreamTV, Corp.)	Delaware	February 24, 2015	100%

KoKo (Camden) Holdings (US), Inc.	Delaware	March 17, 2014	100%

Koko (Camden) Limited	United Kingdom	November 7, 2013	100%

Obar (Camden) Holdings Limited	United Kingdom	October 17, 2012	50%

Obar (Camden) Limited	United Kingdom	November 13, 2003	50%

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

Acquisition-Related Costs

Pursuant to FASB ASC Paragraph 805-10-25-23 acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder’s fees; advisory, legal, accounting, valuation, and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. The acquirer shall account for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities shall be recognized in accordance with other applicable GAAP.

Presentation of Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC Paragraphs 805-40-45-1 and 45-2 consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: a. The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts. b. The assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 “business combinations”. c. The retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination. d. The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this Topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition. e. The non-controlling interest’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in paragraphs 805-40-25-2 and 805-40-30-3.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

There was no allowance for doubtful accounts at June 30, 2015 or March 31, 2015.

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

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended June 30, 2015 or 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended June 30, 2015 or 2014.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1, a lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee’s incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee’s incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

The Company evaluates the criteria outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, “Revenue Recognition—Principal Agent Considerations,” in determining whether it is appropriate to record the gross amount of revenues and related costs or the net revenues. Under the guidance of ASC Subtopic 605-45, if the Company is the primary obligor to perform the services being sold, has general inventory risk as it pertains to recruiting and compensating the talent, has the ability to control the ticket pricing, has discretion in selecting the talent, is involved in the production of the event, generally bears the majority of the credit or collection risk, or has several but not all of these indicators, revenue is recorded gross. If the Company does not have several of these indicators, it records revenues or losses on a net basis.

In accordance with the guidance Subtopic 605-45, for the majority of the Company’s events, the Company has several of the above indicators and therefore it recognizes revenue gross as a principal. Additionally, the Company charges for and collects ticketing and credit card processing surcharges and records the amounts in revenue on a gross basis. Actual expenses paid to the ticket service provider and credit card merchant processors are reflected in expenses.

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11, share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty’s performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

The financial records of the Company’s UK operating subsidiary are maintained in their local currency, the British Pound (“GBP”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

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

	June 30, 2015	March 31, 2015	June 30, 2014	March 31, 2014

Balance sheets	0.6362	0.6741	0.5870	0.6009

Statements of operations and comprehensive income (loss)	0.6534	0.6209	0.5943	0.6297

Earnings per Share

Earnings per share (“EPS”) is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic EPS is computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing earnings by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

The Company’s contingent shares issuance arrangement, warrants are as follows:

	Contingent shares issuance arrangement, warrants

	For the Reporting Period Ended June 30, 2015	For the Reporting Period Ended June 30, 2014

Warrant Shares

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 warrant to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	1,125,000

Warrants to purchase 350,000 shares of the Company’s common stock with an exercise price of $0.01 per share expiring four (4) years from date of issuance on December 1, 2014, March 19, 2014 and March 20, 2014	350,000	—

Total contingent share issuance arrangements, stock options or warrants	1,475,000	1,125,000

There were approximately 1,133,912 and 956,250 incremental common shares under the Treasury Stock Method for the reporting period ended June 30, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Prepayments and Other Current Assets

Prepayments and other current assets consist of the following:

	June 30, 2015	March 31, 2015

Rent	$215,474	$203,359
Taxes	88,297	111,110
Insurance	69,506	115,475
Other	27,717	30,282

Total	$400,994	$460,226

Note 5 – Property and Equipment

(i)  Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of the property and equipment, exceeded their carrying values at March 31, 2015.

(ii)  Depreciation Expense

Depreciation expense was $32,114 and $45,654 for the reporting period ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015, $1,000,000 principal and $95,350 accrued interest payable was outstanding under the Senior Note.

On April 8, 2015, the Company entered into a second senior promissory note with Trinad Capital in the amount of $195,500. The note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. Trinad Capital made additional advances to the Company in April, May and June 2015 totaling $450,000. On July 10, 2015, the Company and Trinad Capital amended and restated the above senior promissory note from $195,500 to $645,500, which was the principal amount outstanding as of June 30, 2015, to include these additional advances.

Note Payable – JJAT

OCHL entered into a Senior Promissory Note (the “OCHL Senior Promissory Note”), dated April 28, 2014 to repay $1,376,124 of transaction expenses of the Merger to JJAT, due October 28, 2015 that accrues interest at 8% per annum, or $11,802, as of June 30, 2015 after payment of interest noted below. Outstanding interest payable under the OCHL Senior Promissory Note is due on the first anniversary of the note with the balance payable upon maturity of the note. On November 3, 2014, $500,000 of principal under the OCHL Senior Promissory Note was repaid pursuant to the Forbearance Agreement described below.

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

On April 28, 2015, OCL made a payment to JJAT in the amount of $90,995 to be applied to the interest under the OCHL Senior Promissory Note. On June 10, 2015, OCL made a payment to JJAT in the amount of $64,000 to be applied to the principal under the OCHL Senior Promissory Note. As of June 30, 2015, a total of $812,124 of principal remained outstanding under the OCHL Senior Promissory Note.

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

Management Fee to Mint Group Holdings Ltd.

From time to time, the Company engages the Mint Group to provide management services for the Company. For the three months ended June 30, 2015 and 2014 the Company was billed $30,609 and $33,651, respectively.

Advances to/from Mint Group Holdings Ltd.

From time to time, the Company provides or receives funds from Mint Group Holdings Ltd. for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Note 7 – Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015 which was amended to June 30, 2016. As of June 30, 2015, $246,143 principal was outstanding under the Note.

Note 8 – Commitments and Contingencies

Operating Lease - Obar Camden Limited

On February 19, 2004 OCL entered into a non-cancellable lease for premises for a period of 25 years expiring November 27, 2028. On October 22, 2004, OCL entered into a deed of variation to the original non-cancellable lease for the premises with an annual rent of £473,000 per year plus valued added taxes for the first five (5) years and with an annual rent of £548,337 per year plus valued added taxes for the remainder of the lease, with free rent for the first fifteen (15) months of the occupancy. The lease provides for a rent review every fifth anniversary of the effective date whereby the principal rent may be increased at each such review date to the open market rent (as defined) if that is a greater than the amount of the principal rent under the lease immediately before the review date. In conjunction with the signing of the deed of variation the landlord (i) provided consideration of £175,000, and (ii) contributed an additional £175,000 towards improvements upon execution of the deed of variation.

Future minimum lease payments under the non-cancelable operating lease are as follows:

Year ending March 31:	£	$

2016 (Remainder of the fiscal year)	£411,253	$646,421

2017	548,337	861,894

2018	548,337	861,894

2019	548,337	861,894

2020	548,337	861,894

2021 and after	4,748,749	7,464,239

	£7,353,350	$11,558,236

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

Judicial review is a two stage process, where the case is first considered by a judge on the papers to decide whether it should get permission to proceed to a substantive hearing. The Court granted permission for the claim to proceed on March 27, 2015. A one-day hearing occurred in the High Court on August 5, 2015 and the Court has taken the matter under submission.

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

Note 9 –Deficit

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

On June 19, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 150,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 per share for an aggregate purchase price of $150,000 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $75,525 ($0.50 per common share) and $74,325 ($0.50 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

Upon consummation of the Merger on April 28, 2014, the Company assumed the Advisory Board Agreements entered into by Loton prior to the Merger with seven (7) individuals. Pursuant to the Advisory Board Agreements, the Advisory Board members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 700,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and is subject to a lock-up period of one (1) year after vesting. These restricted shares were valued at $1.00 per share or $700,000 on the date of grant and were amortized over the service period.

During the fiscal year ended March 31, 2015, the Company entered into Advisory Board Agreements with nine (9) additional individuals. Pursuant to the Advisory Board Agreements, these additional Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 875,000 shares in the aggregate of restricted common stock of the Company. The restricted stock vests after one (1) year, and is subject to a lock-up period of one (1) year after vesting. A total of 425,000 of these restricted shares were valued at $1.00 per share and 450,000 of these restricted shares were valued at $0.50 per share, the most recent Private Placement Memorandum (“PPM”) price as of date of grant.

For the three months ended June 30, 2015, 89,583 common shares, valued on the date of grant at $1.00 per share, or $89,583, were earned and recorded as consulting fees.

For the three months ended June 30, 2015, 112,500 common shares, valued on the date of grant at $0.50 per share, or $56,250, were earned and recorded as consulting fees.

Authorization of Stock Grants to Consultants/Professionals

Upon consummation of the Merger on April 28, 2014, the Company assumed eight (8) Consulting Services Agreements (“2014 Consulting Agreements”) entered into by Loton prior to the Merger with eight (8) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 315,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share or $315,000 on the date of grant and were amortized over the service period.

During the fiscal year ended March 31, 2015, the Company entered into seven (7) Consulting Services Agreements with five (5) additional individuals. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 370,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. A total of 170,000 of these restricted shares were valued at $1.00 per share and 200,000 of these restricted shares were valued at $0.50 per share, the most recent PPM price as of date of grant.

For the three months ended June 30, 2015, 42,500 common shares, valued on the date of grant at $1.00 per share, or $42,500, were earned and recorded as consulting fees.

For the three months ended June 30, 2015, 50,000 common shares, valued on the date of grant at $0.50 per share, or $25,000, were earned and recorded as consulting fees.

During the three months ended June 30, 2015, the Company entered into two (2) Consulting Services Agreements with two (2) additional individuals. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 75,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $0.50 per share, the most recent PPM price as of date of grant and are being amortized over the service period. For the three months ended June 30, 2015, 6,250 common shares, valued at $0.50 per share, or $3,125, were earned and recorded as consulting fees.

During the fiscal year ended March 31, 2015, the Company entered into a capital markets advisory and placement agent agreement with Merriman Capital, Inc. (the “Agreement”). Pursuant to the Agreement, Merriman Capital agreed to provide capital markets advisory services to the Company for three months, subject to written extensions thereafter, in exchange for 10,000 shares of restricted common stock of the Company for the first three engaged months of advisory services. Merriman will receive capital market advisory fees of $5,000 in cash and $5,000 in equity-in-lieu of cash per engaged month thereafter, upon written confirmation of renewal. Either party may terminate the relationship at any time by providing thirty (30) calendar days written notice to the other party. For the fiscal year ended March 31, 2015, 40,000 common shares, valued on the date of grant at $1.00 per share, or $40,000, were earned and recorded as consulting fees relating to this Agreement.

During the fiscal year ended March 31, 2015, the Company entered into a Subscription Agreement with its legal advisors (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the advisors agreed to subscribe to the purchase of 954,988 shares of the Company’s common stock, at the price of $0.50 per share, in exchange for legal services previously rendered to the Company in the aggregate amount of $477,494. During the fiscal year ended March 31, 2015, 954,988 common shares, valued on the date of grant at $0.50 per share, or $477,494, were earned and recorded as a reduction in accounts payable relating to this Agreement.

During the fiscal quarter ended June 30, 2015, in return for receiving certain discounts on legal fees in the future the Company has granted a stock option to its legal advisors pursuant to which such legal advisors may purchase up to $750,000 of the Company’s equity securities issued in the Company’s next financing round at the same price per security paid by other investors in such financing round (or if no qualifying financing round occurs by December 31, 2015, then at valuation equal to the valuation of the Company at the time the stock option was granted, to be agreed upon by the parties in good faith). Such stock option, which has a five-year term, becomes exercisable in proportion to the discount earned up to a maximum discount.

During the fiscal quarter ended June 30, 2015, the Company entered into a services agreement with a media publishing firm (the “Media Agreement”). Pursuant to the Media Agreement, the firm agreed to provide certain creative services in connection with the name, logo and brand identity for the Company’s wholly-owned subsidiary LiveXLive, Corp., in exchange for $35,000 in cash and $15,000 in equity-in-lieu of cash. For the three months ended June 30, 2015, 15,000 common shares, valued on the date of grant at $0.50 per share, or $7,500, were earned and recorded as consulting fees related to the Media Agreement.

Warrants

Assumed Warrants Issued in September 2011 by Loton

Upon consummation of the Merger on April 28, 2014, the Company assumed the September 23, 2011warrant issued to Trinad LLC, pursuant to the Management Agreement, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of original issuance.

June 2015 Issuances

On June 19, 2015, the Company issued warrants to purchase an aggregate of 150,000 shares with an exercise price of $0.01 per share expiring four years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility (*)	37.67%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.29%

*	As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected three (3) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within live entertainment industry which the Company engages in to calculate the expected volatility. The Company calculated those three (3) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of the warrants was $0.50 per warrant share or $74,325, at the date of issuance using the Black-Scholes Option Pricing Model.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2015	1,475,000	$0.01 - 0.15	$0.12	$256,875	$—

Granted	150,000	0.01	0.01	74,325	—

Canceled for cashless exercise	(—)	—	—	—	—

Exercised (Cashless)	(—)	—	—	—	—

Exercised	(150,000)	0.01	0.01	(74,325)	—

Expired	—	—	—	—	—

Balance, June 30, 2015	1,475,000	$0.01 - 0.15	$0.12	$256,875	—

Amortized, June 30, 2015	1,475,000	0.01 - 0.15	0.12	256,875	—

Unamortized, June 30, 2015	—	$—	$—	$—	—

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 0.15	1,475,000	5.59	$0.12	1,475,000	5.59	$0.12

Note 10 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2015, substantially all (76%) of the Company’s cash was held by major financial institutions in the United Kingdom and the balance at certain accounts may exceed the maximum amount insured by the Financial Services Compensation Scheme (FSCS) (£85,000 per account, per authorized institution as of December 31, 2010).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

On July 23 and July 28, 2015, the Company entered into a securities purchase agreement with two investors pursuant to which the Company agreed to issue an aggregate of 62,500 Units (each, a “Unit”) at a purchase price per Unit of $2.00 for an aggregate purchase price of $125,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

On July 20, 2015, the Company entered into one additional Consulting Services Agreement. Pursuant to the Consulting Agreement, the Company agreed to issue 10,000 shares of the Company’s restricted common stock to the consultant for services to be performed for three (3) months.

On July 1 and August 1, 2015, the Company entered into Advisory Board Agreements with two (2) additional individuals. Pursuant to the Advisory Board Agreements, the Company agreed to issue a total of 150,000 shares of the Company’s restricted common stock to the Advisory Board Members for services to be performed for one (1) year.

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

•	limited cash and a history of losses;

•	our need to raise additional capital for our business;

•	our ability to open and operate venues in the United States and internationally;

•	seasonality of ticket sales at our concert venue in London and our ability to attract successful musical acts to perform there;

•	success of our competitors;

•	our ability to hire and retain professionals experienced in the concert venue and digital media business;

•	our ability to develop a successful streaming festival business;

•	the current worldwide economic uncertainty; and

•      other factors, including, but not limited to, those set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended March 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2015.

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

Our principal business through the operation of OCHL and its wholly-owned subsidiary OCL, is the operation of the live music venue and nightclub known as KOKO in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO and broadcasts digitally. The venue has been used to record live performances which have been broadcast to an international audience. OCHL and OCL are 50% co-owned by Olly Bengough, who was our former Chief Executive Officer and Director.

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

The Company’s strategy is to provide the first independent global live music and lifestyle streaming network delivering around the clock live music to viewers on any connected device as an authentic and experiential platform to grow revenue, earnings and cash flow. LXL has entered into an agreement with POSSIBLE Mobile to develop the LXL mobile video and web experience. We understand that POSSIBLE Mobile has developed the mobile app experience for leading live content companies including Major League Soccer, the PGA TOUR and other popular sports leagues. LXL is taking a ‘mobile first” approach to streaming live music experiences. LXL expects to provide consumers with the opportunity to view the most sought after live music around the globe via any distribution channel on a 24/7/365 basis. We anticipate that the platform will offer the world’s leading music festivals with multi-day and multi-stage coverage, unique concerts, intimate performances and cutting edge programming.

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

In addition, the Company plans to leverage KOKO’s success and brand in live entertainment and relationships with fans, artists and advertisers to capture originated content, create owned/co-owned branded activity and develop new and complimentary brand extensions and intellectual property. The Company is seeking capital to drive this process and address present working capital expenditures, including exploring strategic alternatives for OCHL and OCL.

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

Digital Media and Content Streaming

During the first quarter of fiscal 2016, the Company primarily focused on negotiating contracts to obtain rights to broadcast live music events over the Internet and to generate revenues from securing advertising and promotions for such events. Our vision is to become the first independent global live music and lifestyle network delivered across all digital platforms. We aim to accomplish this by aggregating and leveraging hundreds of hours of live music and lifestyle content acquired through mutually beneficial relationships with the world’s top festivals and promoters.

The Company continues to seek expansion through acquisition of other live concert or event or media companies and licensing opportunities and hiring skilled personnel in the concert venue and media operations industries to help it oversee its new acquisitions and business ventures in the U.S., and internationally.

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

During the first quarter of fiscal 2016, the Company announced its agreement with LiveOne, a digital audience engagement company seeking to revolutionize the way people interact with each other around live media. Aligning with LiveOne will allow us to give our viewers a more intimate, connected viewing experience. It also provides us the opportunity to engage with the audience in a much deeper, focused way which ultimately benefits not only the fans but our partners and sponsors.

In July 2015, LXL announced that it selected Verizon Digital Media Services (“VDMS”) to deliver its live music streaming network. VDMS would allow LXL to give music fans everywhere an immersive experience through delivery and distribution of LXL’s streaming of the world’s leading music festivals, concerts and performances on any screen, any platform and any device in high-definition and with social media integration.

Also during July 2015, the Company filed a trademark application for “LIVEXLIVE” in the U.S. Patent and Trademark office, stating its intention to use this mark in commerce.

Management is in active discussions with leading entertainment presenters in the world, independent promoters in the U.S., international festivals and venues regarding establishing multi-year streaming arrangements for their respective festivals and venues in 2016 and beyond. In addition, LXL continues to engage large world-wide music and distribution companies in an effort to forge strategic relationships for streaming live music and content.

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

As of June 30, 2015, the Company had total assets of $2,887,456, comprised primarily of cash of $1,336,706, accounts receivable of $46,611, inventories of $56,959, prepayments and other current assets of $400,994, and net property and equipment of $997,752. This compares with total assets of $2,553,134, comprised primarily of cash of $866,951, accounts receivable of $67,876, inventories of $161,977, prepayments and other current assets of $460,226 and net property and equipment of $950,208 as of March 31, 2015. The Company had current liabilities of $5,656,144 comprised of accounts payable of $682,983, management service obligation to related party of $1,000,000, short term notes of $2,703,767 outstanding to investors and accrued expenses and other current liabilities of $1,269,394 as of June 30, 2015. This compares with current liabilities of $4,798,120, comprised of accounts payable of $843,668, management service obligation to related party of $1,000,000, short term notes of $1,701,124 outstanding to investors and accrued expenses and other current liabilities of $1,253,328 as of March 31, 2015.

 The Company depends upon debt and equity financing and, as of June 30, 2015, net cash generated from operations of OCHL, to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, or if cash generated from operations of OCHL is inadequate to satisfy our working capital, capital expenditure and debt service requirements, the Company may curtail its plan of operations. The Company may be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

On April 8, 2015, the Company entered into a second senior promissory note with Trinad Capital in the amount of $195,500. The note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. Trinad Capital made additional advances to the Company in April, May and June 2015 totaling $450,000. On July 10, 2015, the Company and Trinad Capital amended and restated the above senior promissory note from $195,500 to $645,500, which was the principal amount outstanding as of June 30, 2015, to include these additional advances.

On June 19, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 150,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 per share for an aggregate purchase price of $150,000 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

During the period ended June 30, 2015, the Company issued 150,000 shares of common stock for an aggregate purchase price of $1,500 in connection with the exercise of warrants to purchase shares of the Company’s commons stock at $0.01 per share.

On July 23 and 28, 2015, the Company entered into a securities purchase agreement with two investors pursuant to which the Company agreed to issue an aggregate of 62,500 Units (each, a “Unit”) at a purchase price per Unit of $2.00 for an aggregate purchase price of $125,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

Net cash used in operating activities was $433,990 and $1,370,932 for the periods ended June 30, 2015 and 2014, respectively.

Cash used in investing activities was $23,900 for the period ended June 30, 2015, consisting of purchases of property and equipment and cash provided by investing activities was $68,040 for the period ended June 30, 2014, consisting of cash acquired from business acquisition of $85,608 which was partially offset by $17,568 for purchases of property and equipment.

Cash provided by financing activities was $874,566 and $986,911 for the periods ended June 30, 2015 and 2014, respectively. Cash provided by financing activities primarily reflects: (i) proceeds received from related parties during the periods ended June 30, 2015 and 2014 and (ii) proceeds received from sales of common stock during the period ended June 30, 2015.

Results of Operations

Pursuant to ASC Paragraphs 805-40-45-1 and 45-2 consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: a. The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts. b. The assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 “business combinations”. c. The retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination. d. The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this Topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition. e. The non-controlling interest’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in paragraphs 805-40-25-2 and 805-40-30-3.

Revenues

OCHL’s revenues increased by $89,570, or 4.9%, to $1,936,770 for the three months ended June 30, 2015 from $1,847,200 in the corresponding period of the prior year. The increase in revenues for the three months ended June 30, 2015 reflects higher sales for live events as there was an increase of 7 live events compared with the same period of the previous year and a luxury club event, Music On, in the first week of the current fiscal year period which eclipsed the luxury club event in the same period of the previous year. Partially offsetting the increase were lower revenues from timing of corporate events, Saturday nights revenue per event and the effect of fluctuation in the average rates of exchange used in translating U.K. sales to their U.S. dollar equivalent.

Cost of Revenue

Cost of revenue of OCHL decreased by $2,291, or 0.8%, for the three months ended June 30, 2015, compared with the corresponding period of the prior year. The decrease reflects an improvement in the mix and price of drink sales and the effect of fluctuation in the average rates of exchange used in translating U.K. costs to their U.S. dollar equivalent. The year-to-date overall mix of events was similar between the current and prior year period with a cost of revenue percentage of 14.3% and 15.1% of revenues for the three months ended June 30, 2015 and 2014, respectively.

Gross Margin

Gross margin of OCHL increased by $91,861, or 5.8%, to $1,659,385 (85.7% of revenues) for the three months ended June 30, 2015 from $1,567,524 (84.9% of revenues) in the corresponding period of the prior year. The increase in gross margin for the three months ended June 30, 2015 primarily reflects an improvement in the mix and price of drink sales noted above. The year-to-date overall mix of events was similar between the current and prior year period with a gross margin percentage of 85.7% and 84.9% of revenues for the three months ended June 30, 2015 and 2014, respectively.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three months ended June 30, 2015 increased by $14,124 to $162,677 from $148,553 in the corresponding period of the prior year. The increase in selling and marketing expenses is due mainly to higher costs involved in the Music On luxury club event in the current year period compared with the luxury club event in the same period of the previous year. Selling and marketing expenses represented 8.4% and 8.0% of revenues for the three months ended June 30, 2015 and 2014, respectively.

Management Services – Related Parties Expenses

Management services – related parties consist of management fees paid and accrued by the Company under agreements with Trinad Management, LLC and Mint Group Holdings Limited (“Mint Group”)(see Note 6). During the three months ended June 30, 2015, the Company paid management fees to Trinad Management, LLC of $90,000 and Mint Group of $30,609.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, licenses, outside contractor’s costs, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses increased by $145,336, or 20.3%, to $860,427 for the three months ended June 30, 2015 from $715,091 in the corresponding period of the prior year. The increase in general and administrative expense for the three months ended June 30, 2015 compared with the corresponding period of the prior year was primarily due to higher wages and promotional costs associated with the Company’s digital streaming business plan and commencement of its wholly-owned subsidiary, LiveXLive, partially offset by the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent. General and administrative expenses represented 44.4% and 38.7% of revenue for the three months ended June 30, 2015 and 2014, respectively.

Operating Expenses

Total operating expenses decreased by $1,409,032, or 38.5%, to $2,251,750 for the three months ended June 30, 2015 from $3,660,782 in the corresponding period of the prior year. The decrease in operating expenses for the three months ended June 30, 2015 compared with the corresponding period of the prior year was due mainly to lower professional fees associated with the Merger.

Other (Income) Expense

Other expense increased by $38,989 for the three months ended June 30, 2015 compared with the corresponding period of the prior year which reflects interest incurred in connection with the Company’s notes payable.

Income Tax Provision

The income tax provision increased by $13,430 for the three months ended June 30, 2015 compared with the corresponding period of the prior year due mainly to the increase in pretax income of OCHL and the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent.

Net Income (Loss)

The net results attributable to the Company’s stockholders were a net loss of $770,719 and $1,526,923 for the three months ended June 30, 2015 and 2014, respectively. The net results attributable to non-controlling interest was net income of $74,967 and a net loss of $617,303 for the three months ended June 30, 2015 and 2014, respectively.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective for the period ended June 30, 2015 for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on June 30, 2015:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Judicial review is a two stage process, where the case is first considered by a judge on the papers to decide whether it should get permission to proceed to a substantive hearing.  The Court granted permission for the claim to proceed on March 27, 2015. A one-day hearing occurred in the High Court on August 5, 2015 and the Court has taken the matter under submission.

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

Item IA. Risk Factors.

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 19, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 150,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 per share for an aggregate purchase price of $150,000 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

During the period ended June 30, 2015, the Company issued 150,000 shares of common stock for an aggregate purchase price of $1,500 in connection with the exercise of warrants to purchase shares of the Company’s commons stock at $0.01 per share.

On July 23 and 28, 2015, the Company entered into a securities purchase agreement with two investors pursuant to which the Company agreed to issue an aggregate of 62,500 Units (each, a “Unit”) at a purchase price per Unit of $2.00 for an aggregate purchase price of $125,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

During the fiscal quarter ended June 30, 2015, in return for receiving certain discounts on legal fees in the future the Company has granted a stock option to its legal advisors pursuant to which such legal advisors may purchase up to $750,000 of the Company’s equity securities issued in the Company’s next financing round at the same price per security paid by other investors in such financing round (or if no qualifying financing round occurs by December 31, 2015, then at valuation equal to the valuation of the Company at the time the stock option was granted, to be agreed upon by the parties in good faith). Such stock option, which has a five-year term, becomes exercisable in proportion to the discount earned up to a maximum discount.

We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act because, among other reasons, the offerees/issuees were accredited investors who were not subject to any general solicitation.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of Amended and Restated Senior Promissory Note, dated as of July 10, 2015, between the Registrant and Trinad Capital Master Fund (previously filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 14, 2015, and incorporated herein by reference).
31.1	Certification of Executive Chairman and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LOTON, CORP

Date: August 18, 2015	By:	/s/ Robert Ellin
Robert Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ Barry Regenstein
Barry Regenstein
Interim Chief Financial Officer (Principal Financial Officer)

