Form 10-Q
period 2015-09-30
LOTON, CORP
filed 2015-11-23
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 12, 2015, there were issued and outstanding 45,442,488 shares of the registrant’s common stock, par value $0.001 per share.

LOTON, CORP

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loton, Corp

Consolidated Balance Sheets

	September 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$421,048	$866,951
Accounts receivable	135,855	67,876
Inventories	64,397	161,977
Prepayments and other current assets	457,309	460,226
Deferred taxes	37,054	36,345

Total Current Assets	1,115,663	1,593,375

PROPERTY AND EQUIPMENT
Leasehold improvements	1,266,217	1,241,986
Furniture, fixtures and office equipment	414,910	402,997
Production and entertainment equipment	1,405,519	1,343,851
Accumulated depreciation	(2,145,411)	(2,038,626)

Property and Equipment, net	941,235	950,208

INTANGIBLE ASSETS
Trademarks	14,980	14,694
Website development costs	34,881	34,213
Accumulated amortization	(40,499)	(39,356)

Intangible Assets, net	9,362	9,551

Total Assets	$2,066,260	$2,553,134

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,255,421	$843,667
Deferred rent, current portion	82,275	80,700
Income taxes payable	342,610	241,813
Management service obligation - related party	1,000,000	1,000,000
Notes payable - related parties	2,622,124	1,701,124
Note payable	249,825	-
VAT tax payable and payroll liabilities	160,984	202,024
Advances from related parties	95,419	127,467
Accrued expenses and other current liabilities	424,845	601,324

Total Current Liabilities	6,233,503	4,798,119

NON-CURRENT LIABILITIES
Note payable	-	242,498
Deferred rent	1,028,120	1,049,114

Total Non-Current Liabilities	1,028,120	1,291,612

Total Liabilities	7,261,623	6,089,731

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock, par value $0.001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, par value $0.001: 75,000,000 shares authorized; 44,470,822 and 43,275,822 shares issued and outstanding, respectively	44,471	43,276
Additional paid-in capital	3,354,565	2,440,947
Accumulated deficit	(7,930,012)	(5,272,900)
Accumulated other comprehensive loss:
Foreign currency translation loss	(22,309)	(25,932)

Total Loton Corp. Stockholders' Deficit	(4,553,286)	(2,814,609)

NON-CONTROLLING INTEREST
Non-controlling interest - capital stock	1	1
Non-controlling interest - Accumulated deficit	(619,769)	(696,058)
Accumulated other comprehensive loss:
Foreign currency translation loss	(22,309)	(25,931)

Total Non-Controlling Interest	(642,077)	(721,988)

Total Deficit	(5,195,363)	(3,536,597)

Total Liabilities and Deficit	$2,066,260	$2,553,134

See accompanying notes to the consolidated financial statements.

Loton, Corp
Consolidated Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,199,936	$1,589,450	$3,136,706	$3,436,650

Cost of Revenue	176,684	253,142	454,069	532,818

Gross Margin	1,023,252	1,336,308	2,682,637	2,903,832

Operating Expenses
Streaming production costs	323,817	-	323,817	-
Selling expenses	44,419	62,167	207,096	210,720
Rent	205,844	206,099	406,784	413,683
Professional fees	277,397	137,426	458,450	338,632
Management services - related parties	121,638	213,611	242,247	367,406
Salary and wages	278,241	351,041	601,508	681,495
Consulting fees	666,021	442,331	1,068,798	970,306
Acquisition professional costs	-	-	-	1,376,124
General and administrative expenses	904,434	701,731	1,764,860	1,416,822

Total operating expenses	2,821,811	2,114,406	5,073,560	5,775,188

Loss from operations	(1,798,559)	(778,098)	(2,390,923)	(2,871,356)

Other (income) expense
Settlement costs of potential claim	-	-	-	-
Interest expense	48,014	56,172	92,091	61,260

Other (income) expense, net	48,014	56,172	92,091	61,260

Loss before income tax provision	(1,846,573)	(834,270)	(2,483,014)	(2,932,616)

Income tax provison	38,499	49,387	97,809	95,267

Net income (loss)
Net income (loss) before non-controlling interest	(1,885,072)	(883,657)	(2,580,823)	(3,027,883)
Net income (loss) attributable to non-controlling interest	1,322	(69,937)	76,289	(687,239)

Net income (loss) attributable to Loton Corp. stockholders	(1,886,394)	(813,720)	(2,657,112)	(2,340,644)

Other comprehensive income (loss)
FX translation gain (loss)	9,109	(15,065)	7,245	(6,750)
FX translation gain (loss) attributable to non-controlling interest	4,554	(7,532)	3,622	(3,375)

Other comprehensive income (loss) attributable to Loton Corp stockholders	4,555	(7,533)	3,623	(3,375)

Comprehensive income (loss)	$(1,881,839)	$(821,253)	$(2,653,489)	$(2,344,019)

Earnings Per Share:
- basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.06)

Weighted average common shares outstanding:
- basic and diluted	45,265,886	38,297,668	44,984,657	38,076,990

See accompanying notes to the consolidated financial statements.

Loton, Corp

Statement of Equity (Deficit)

For the Interim Period Ended September 30, 2015

(Unaudited)

	Loton Corp. Stockholders' Equity (Deficit)						Non-controlling Interest
	Common Stock Par Value $0.001		Additional	Retained Earnings	Accumulated Other	Total Loton Corp.		Retained Earnings	Accumulated Other	Total
	Number of		Paid-in	(Accumulated	Comprehensive	Stockholders'	Capital	(Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Stock	Deficit)	Income (Loss)	Interest	Equity (Deficit)

Balance, March 31, 2014	29,000,000	29,000	(28,998)	160,026	(21,819)	138,209	1	160,025	(21,818)	138,208	276,417

Reverse acqusition adjustment	8,576,666	8,576)	(2,391,224)			(2,382,648)					(2,382,648)

50% of acquisition related costs recorded as deemed dividend non-controlling interest						—		(1,135,042)		(1,135,042)	(1,135,042)

Amortization of warrants issued to related party for services received			11,461			11,461					11,461

Issuance of common stock to Advisory members for one year service in October and December 2013 earned during the period	341,667	342	341,325			341,667					341,667

Issuance of common stock to consultants for one year service in October and November 2013 earned during the period	88,750	89	88,661			88,750					88,750

Issuance of common stock to consultants for one year service in February and April 2014 earned during the period	112,917	113	112,804			112,917					112,917

Issuance of common stock to Advisory members for one year service in May and June 2014 earned during the period	129,167	129	129,038			129,167					129,167

Issuance of common stock to Advisory members for one year service in October and November 2014 earned during the period	108,333	108	108,225			108,333					108,333

Issuance of common stock to consultants for one year service in November 2014 earned during the period	56,667	57	56,610			56,667					56,667

Issuances of common shares for warrant exercises at $.01 per share	2,950,000	2,950	26,550			29,500					29,500

Issuance of common shares in settlement of accounts payable	954,988	955	476,539			477,494					477,494

Issuance of common shares for cash at $1.00 per share	825,000	825	824,175			825,000					825,000

Issuance of common stock for services	40,000	40	39,960			40,000					40,000

Issuance of warrants in settlement of potential claim			2,600,080			2,600,080					2,600,080

Issuance of common stock to consultants for one year service in February and March 2015 earned during the period	25,000	25	12,475			12,500					12,500

Issuance of common stock to Advisory members for one year service in January, February and March 2015 earned during the period	66,667	67	33,266			33,333					33,333

Comprehensive income (loss)
Net loss				(5,432,926)		(5,432,926)		278,959		278,959	(5,153,967)
Foreign currency translation gain					(4,113)	(4,113)			(4,113)	(4,113)	(8,226)

Total comprehensive income (loss)						(5,437,039)				274,846	(5,162,193)

Balance, March 31, 2015	43,275,822	$43,276	$2,440,947	$(5,272,900)	$(25,932)	$(2,814,609)	$1	$(696,058)	$(25,931)	$(721,988)	$(3,536,597)

Issuance of common stock to Advisory members for one year service in May and June 2014 earned during the period	20,833	21	20,812			20,833

Issuance of common stock to Advisory members for one year service in October and November 2014 earned during the period	137,500	138	137,362			137,500

Issuance of common stock to Advisory members for one year service in January, February and March 2015 earned during the period	225,000	224	112,276			112,500

Issuance of common stock to Advisory members for one year service in July and August 2015 earned during the period	29,167	29	29,138			29,167

Issuance of common stock to consultants for one year service in November 2014 earned during the period	85,000	85	84,915			85,000

Issuance of common stock to consultants for one year service in February and March 2015 earned during the period	100,000	100	49,900			50,000

Issuance of common stock to consultants for one year service in April and June 2015 earned during the period	25,000	25	12,475			12,500

Issuance of common stock to media publishing firm for services	15,000	15	7,485			7,500

Issuance of common stock to consultants for production and distribution services	45,000	45	44,955			45,000

Issuance of equity units for cash at $1.00 per unit	150,000	150	149,850			150,000

Issuance of equity units for cash at $2.00 per unit	131,250	131	262,369			262,500

Issuance of common shares for warrant exercises at $.01 per share	231,250	232	2,081			2,313

Comprehensive income (loss)
Net loss				(2,657,112)		(2,657,112)		76,289		76,289	(2,580,823)
Foreign currency translation gain					3,623	3,623			3,622	3,622	7,245

Total comprehensive income (loss)						(2,653,489)				79,911	(2,573,578)

Balance, September 30, 2015	44,470,822	$44,471	$3,354,565	$(7,930,012)	$(22,309)	$(4,553,286)	$1	$(619,769)	$(22,309)	$(642,077)	$(5,195,363)

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss before non-controlling interest	$(2,580,822)	$(3,027,883)
Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities
Depreciation expense	68,295	86,473
Amortization expense	382	416
Common shares and warrants issued for services	500,000	528,546
Warrants issued for settlement of potential claims	-	-
Changes in operating assets and liabilities:
Accounts receivable	(67,854)	53,782
Inventories	102,554	9,918
Prepayments and other current assets	12,986	673,625
Accounts payable	393,351	(49,947)
Income tax payable	97,809	95,267
Payroll liabilities	(45,413)	70,997
Accrued interest on notes payable - related party	59,619	13,902
Accrued interest on notes payable	7,327	-
Accrued expenses and other current liabilities	(242,995)	(32,959)
Management service obligation - related party	-	138,882
Deferred rent	(42,209)	(45,971)

Net cash used in operating activities	(1,736,970)	(1,484,952)

Cash flows from investing activities
Cash acquired from business acquisition	-	85,608
Purchases of property and equipment	(40,477)	(40,508)

Net cash provided by (used in) investing activities	(40,477)	45,100

Cash flows from financing activities
Advances from (repayments to) related parties	(32,188)	(289,911)
Proceeds from notes payable - related parties	1,360,500	1,568,082
Proceeds from warrants exercised	2,313	-
Repayments of notes payable - related parties	(439,500)	-
Proceeds from long-term debt	-	-
Repayment of long-term debt	-	-
Dividends paid	-	-
Proceeds from sale of common stock	412,500	150,000

Net cash provided by financing activities	1,303,625	1,428,171

Effect of exchange rate changes on cash	27,920	(57,556)

Net change in cash	(445,903)	(69,237)

Cash at beginning of the period	866,951	731,208

Cash at end of the period	$421,048	$661,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$18,080	$-

Income tax paid	$-	$92,277

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accounts payable settled in note payable	$-	$-

Accounts payable settled in common stock	$-	$-

See accompanying notes to the consolidated financial statements.

Loton, Corp

September 30, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Loton Corp

Loton, Corp (the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009.

LiveXLive, Corp. (formerly FestreamTV, Corp.)

LiveXLive, Corp. (“LXL”), a wholly-owned subsidiary of the Company, was incorporated under the laws of the State of Delaware on February 24, 2015. LXL’s mission is to aggregate live music and content driven by live music through mutually beneficial relationships with the world’s top talent, music companies, festivals and promoters and to provide fans with the opportunity to see their favorite festivals, concerts and experiences on any screen they choose across all video platforms and devices from mobile to home.

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

Reverse Acquisition

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

There was no allowance for doubtful accounts at September 30, 2015 or March 31, 2015.

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

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended September 30, 2015 or 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended September 30, 2015 or 2014.

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

	September 30, 2015	March 31, 2015	September 30, 2014	March 31, 2014

Balance sheets	0.6612	0.6741	0.6158	0.6009

Statements of operations and comprehensive income (loss)	0.6495	0.6209	0.5965	0.6297

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

The Company’s contingent shares issuance arrangement, warrants are as follows:

	Contingent shares issuance arrangement, warrants

	For the Reporting Period Ended September 30, 2015	For the Reporting Period Ended September 30, 2014

Warrant Shares

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 warrant to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	1,125,000

Warrants to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.01 per share expiring four (4) years from date of issuance on December 1, 2014, March 19, 2015, March 20, 2015 and July 28, 2015	400,000	-

Total contingent share issuance arrangements, stock options or warrants	1,525,000	1,125,000

There were approximately 1,353,108 and 956,250 incremental common shares under the Treasury Stock Method for the reporting period ended September 30, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Prepayments and Other Current Assets

Prepayments and other current assets consist of the following:

	September 30, 2015	March 31, 2015

Rent	$219,298	$203,359
Taxes	56,640	111,110
Insurance	67,261	115,475
Other	64,533	30,282

Total	$407,732	$460,226

Note 5 – Property and Equipment

(i)	Impairment

The Company completed the annual impairment testing of property and equipment and determined that there was no impairment as the fair value of the property and equipment, exceeded their carrying values at March 31, 2015.

(ii)	Depreciation Expense

Depreciation expense was $68,295 and $86,473 for the reporting period ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015, $1,000,000 principal and $110,473 accrued interest payable was outstanding under the Senior Note.

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. Trinad Capital made additional advances to the Company in August and September 2015 totaling $540,000. On July 10, 2015, the Company and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances. As of September 30, 2015, $1,185,500 principal and $21,704 accrued interest payable was outstanding under the Second Senior Note. On November 23, 2015, the Company and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000.

Note Payable – JJAT

OCHL entered into a Senior Promissory Note (the “OCHL Senior Promissory Note”), dated April 28, 2014 to repay $1,376,124 of transaction expenses of the Merger to JJAT, due October 28, 2015 that accrues interest at 8% per annum, or $23,758, as of September 30, 2015 after payment of interest noted below. Outstanding interest payable under the OCHL Senior Promissory Note is due on the first anniversary of the note with the balance payable upon maturity of the note. On November 3, 2014, $500,000 of principal under the OCHL Senior Promissory Note was repaid pursuant to the Forbearance Agreement described below.

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

On April 28, 2015, OCL made a payment to JJAT in the amount of $90,995 to be applied to the interest under the OCHL Senior Promissory Note. OCL made payments to JJAT on June 10, July 14 and August 21, 2015 in the amounts of $64,000, $125,550 and $250,000, respectively, to be applied to the principal under the OCHL Senior Promissory Note. As of September 30, 2015, a total of $436,574 of principal remained outstanding under the OCHL Senior Promissory Note.

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

Management Fee to Mint Group Holdings Ltd.

From time to time, the Company engages the Mint Group to provide management services for the Company. For the six months ended September 30, 2015 and 2014 the Company was billed $62,247 and $67,063, respectively.

Advances to/from Mint Group Holdings Ltd.

From time to time, the Company provides or receives funds from Mint Group Holdings Ltd. for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Note 7 – Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015 which was amended to June 30, 2016. As of September 30, 2015, $249,825 principal was outstanding under the Note.

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

Future minimum lease payments under the non-cancelable operating lease are as follows:

Year ending March 31:	£	$

2016 (Remainder of the fiscal year)	£274,169	$414,654

2017	548,337	829,306

2018	548,337	829,306

2019	548,337	829,306

2020	548,337	829,306

2021 and after	4,748,749	7,182,016

	£7,216,266	$10,913,894

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

On September 8, 2015, the Court ordered that the planning permission dated January 6, 2015 granted by the London Borough of Camden to the Interested Party under reference 2014/2621/P is quashed and that the London Borough of Camden shall pay Obar Camden Limited’s costs in the sum of £35,000.

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

On June 19, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 150,000 Units (each, a “Unit”) at a purchase price per Unit of $1.00 per share for an aggregate purchase price of $150,000 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $75,675 ($0.50 per common share) and $74,325 ($0.50 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On July 23, July 28, August 6, August 31 and September 21, 2015, the Company entered into five separate securities purchase agreements with five accredited investors, pursuant to which the Company agreed to issue an aggregate of 131,250 Units (each, a “Unit”) at a purchase price per Unit of $2.00 per share for an aggregate purchase price of $262,500 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $131,847 ($1.00 per common share) and $130,653 ($1.00 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Advisory Board Agreements

Upon consummation of the Merger on April 28, 2014, the Company assumed the Advisory Board Agreements entered into by Loton prior to the Merger with seven (7) individuals. Pursuant to the Advisory Board Agreements, the Advisory Board members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 100,000 shares each or 700,000 shares in the aggregate of restricted common stock of the Company. The restricted stock will vest after one (1) year, and is subject to a lock-up period of one (1) year after vesting.  These restricted shares were valued at $1.00 per share or the most recent Private Placement Memorandum (“PPM”) price during the relevant periods when earned.

During the fiscal year ended March 31, 2015, the Company entered into Advisory Board Agreements with nine (9) additional individuals. Pursuant to the Advisory Board Agreements, these additional Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 875,000 shares in the aggregate of restricted common stock of the Company. The restricted stock vests after one (1) year, and is subject to a lock-up period of one (1) year after vesting. A total of 425,000 of these restricted shares were valued at $1.00 per share and 450,000 of these restricted shares were valued at $0.50 per share, the most recent PPM price during the relevant periods when earned.

For the six months ended September 30, 2015, 158,333 common shares, were valued at $1.00 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

For the six months ended September 30, 2015, 225,000 common shares, were valued at $0.50 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

During the six months ended September 30, 2015, the Company entered into Advisory Board Agreements with two (2) additional individuals. Pursuant to the Advisory Board Agreements, these additional Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 150,000 shares in the aggregate of restricted common stock of the Company. The restricted stock vests after one (1) year, and is subject to a lock-up period of one (1) year after vesting. A total of 150,000 of these restricted shares were valued at $1.00 per share, the most recent PPM price during the relevant periods when earned.

For the six months ended September 30, 2015, 29,167 common shares, were valued at $1.00 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

Authorization of Stock Grants to Consultants/Professionals

Upon consummation of the Merger on April 28, 2014, the Company assumed eight (8) Consulting Services Agreements (“2014 Consulting Agreements”) entered into by Loton prior to the Merger with eight (8) consultants. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 315,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. These restricted shares were valued at $1.00 per share the most recent PPM price during the relevant periods when earned.

During the fiscal year ended March 31, 2015, the Company entered into seven (7) Consulting Services Agreements with five (5) additional individuals. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 370,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. A total of 170,000 of these restricted shares were valued at $1.00 per share and 200,000 of these restricted shares were valued at $0.50 per share, the most recent PPM price during the relevant periods when earned.

For the six months ended September 30, 2015, 85,000 common shares, were valued at $1.00 per share, or $85,000, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

For the six months ended September 30, 2015, 100,000 common shares, were valued on the date of grant at $0.50 per share, or $50,000, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

During the six months ended September 30, 2015, the Company entered into two (2) Consulting Services Agreements with two (2) additional individuals. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 75,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting.

For the six months ended September 30, 2015, 25,000 common shares, were valued at $0.50 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

During the fiscal year ended March 31, 2015, the Company entered into a capital markets advisory and placement agent agreement with Merriman Capital, Inc. (the “Agreement”). Pursuant to the Agreement, Merriman Capital agreed to provide capital markets advisory services to the Company for three months, subject to written extensions thereafter, in exchange for 10,000 shares of restricted common stock of the Company for the first three engaged months of advisory services. Merriman will receive capital market advisory fees of $5,000 in cash and $5,000 in equity-in-lieu of cash per engaged month thereafter, upon written confirmation of renewal. Either party may terminate the relationship at any time by providing thirty (30) calendar days written notice to the other party. For the fiscal year ended March 31, 2015, 40,000 common shares, were valued at $1.00 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees relating to this Agreement.

During the fiscal year ended March 31, 2015, the Company entered into a Subscription Agreement with its legal advisors (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the advisors agreed to subscribe to the purchase of 954,988 shares of the Company’s common stock, at the price of $0.50 per share, in exchange for legal services previously rendered to the Company in the aggregate amount of $477,494. During the fiscal year ended March 31, 2015, 954,988 common shares, were valued at $0.50 per share, the most recent PPM price during the relevant periods when earned and recorded as a reduction in accounts payable relating to this Agreement.

During the six months ended September 30, 2015, in return for receiving certain discounts on legal fees in the future the Company has granted a stock option to its legal advisors pursuant to which such legal advisors may purchase up to $750,000 of the Company’s equity securities issued in the Company’s next financing round at the same price per security paid by other investors in such financing round (or if no qualifying financing round occurs by December 31, 2015, then at valuation equal to the valuation of the Company at the time the stock option was granted, to be agreed upon by the parties in good faith). Such stock option, which has a five-year term, becomes exercisable in proportion to the discount earned up to a maximum discount.

During the six months ended September 30, 2015, the Company entered into a services agreement with a media publishing firm (the “Media Agreement”). Pursuant to the Media Agreement, the firm agreed to provide certain creative services in connection with the name, logo and brand identity for the Company’s wholly-owned subsidiary LiveXLive, Corp., in exchange for $35,000 in cash and $15,000 in equity-in-lieu of cash. The Company issued 15,000 common shares in equity-in-lieu of cash, which were valued at $0.50 per share, the most recent PPM price during the quarter ended June 30, 2015 when earned and recorded as consulting fees related to the Media Agreement. In addition, the Company granted an aggregate of 45,000 shares of restricted common stock to two (2) consultants involved with the production and distribution of the Rock in Rio festival held in Rio de Janeiro during September 2015. For the quarter ended September 30, 2015, 45,000 common shares, were valued at $1.00 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees related to the production and distribution services.

Warrants

Assumed Warrants Issued in September 2011 by Loton

Upon consummation of the Merger on April 28, 2014, the Company assumed the September 23, 2011warrant issued to Trinad LLC, pursuant to the Management Agreement, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of original issuance.

Fiscal 2016 Issuances

During the six months ended September 30, 2015, the Company issued warrants to purchase an aggregate of 281,250 shares with an exercise price of $0.01 per share expiring four years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility (*)	36.51-37.67%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.15-1.29%

*	As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected three (3) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within live entertainment industry which the Company engages in to calculate the expected volatility. The Company calculated those three (3) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of warrants to purchase 150,000 shares with an exercise price of $0.01 per share was $74,325, and warrants to purchase 131,250 shares with an exercise price of $0.01 per share was $130,653 at the date of issuances using the Black-Scholes Option Pricing Model.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2015	1,475,000	$0.01 - 0.15	$0.12	$256,875	$-

Granted	281,250	0.01	0.01	204,978	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(231,250)	0.01	0.01	(155,205)	-

Expired	-	-	-	-	-

Balance, September 30, 2015	1,525,000	$0.01 - 0.15	$0.12	$306,648	-

Amortized, September 30, 2015	1,525,000	0.01 - 0.15	0.12	306,648	-

Unamortized, September 30, 2015	-	$-	$-	$-	-

 The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.01 - 0.15	1,525,000	5.28	$0.11	1,525,000	5.28	$0.11

Note 10 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2015, substantially all (95%) of the Company’s cash was held by major financial institutions in the United Kingdom and the balance at certain accounts may exceed the maximum amount insured by the Financial Services Compensation Scheme (FSCS) (£85,000 per account, per authorized institution as of December 31, 2010).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company deteimined that there were certain reportable subsequent event(s) to be disclosed as follows.

During October 2015, the Company issued 100,000 shares of common stock for an aggregate purchase price of $1,000 in connection with the exercise of warrants to purchase shares of the Company’s commons stock at $0.01 per share.

On October 15, 2015, LXL entered into a Separation and Consulting Agreement and Mutual Release (the “Separation and Consulting Agreement”) with John Petrocelli pursuant to which Mr. Petrocelli resigned as President of LXL. The Separation and Consulting Agreement provides that in connection with his termination of employment from LXL, Mr. Petrocelli agreed to the forfeiture of 500,000 unvested restricted common shares of the Company.

On October 5, 2015, the Company announced that Schuyler Hoversten joined the Company as Chief Revenue Officer of LXL. Mr. Hoversten was granted 250,000 shares of the Company’s restricted common stock in conjunction with his employment agreement.

On October 6, 2015, the Board of Directors of the Company appointed Blake Indursky as the Executive Vice Chairman and Senior Vice President of Operations of the Company. Mr. Indursky has been a member of the Company’s Advisory Board since August 2015 and was granted an additional 150,000 shares of the Company’s restricted common stock in conjunction with his employment agreement.

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

The Company’s strategy is to provide the first independent global live music and lifestyle streaming network delivering around the clock live music to viewers on any connected device as an authentic and experiential platform to grow revenue, earnings and cash flow. LXL has entered into an agreement with POSSIBLE Mobile to develop the LXL mobile video and web experience. We understand that POSSIBLE Mobile has developed the mobile app experience for leading live content companies including Major League Soccer, the PGA TOUR and other popular sports leagues. LXL is taking a “mobile first” approach to streaming live music experiences. LXL expects to provide consumers with the opportunity to view the most sought after live music around the globe via any distribution channel on a 24/7/365 basis. We anticipate that the platform will offer the world’s leading music festivals with multi-day and multi-stage coverage, unique concerts, intimate performances and cutting edge programming.

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

During September 2015, LXL entered into a Revenue Sharing and Live Stream Event Promotion Agreement with the producers of Rock in Rio (“RIR”), the world’s largest music festival to be their exclusive live streaming partner. LXL will serve as RIR’s media partner to promote events and stream from events as live and on demand video broadcasts. Events include the 2015, 2016, 2017 and 2018, RIR music festivals in Rio de Janeiro, Brazil, Lisbon, Portugal and Las Vegas, Nevada. The first event was streamed over seven days from Rio de Janeiro, Brazil, between September 18 and 27, 2015 and delivered to viewers anywhere and on any connected device. Content offered includes broadcasting live from RIR festivals 4-6 hours each day, HD streams optimized for all devices; full replay of each day of RIR festival; 30-60 days of archive video performances; and shoulder content featuring all access, behind the scenes, interviews, fashion, fan perspective & lifestyle.

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

Digital Media and Content Streaming

During the first half of fiscal 2016, the Company primarily focused on negotiating contracts to obtain rights to broadcast live music events over the Internet and to generate revenues from securing advertising and promotions for such events. Our vision is to become the first independent global live music and lifestyle network delivered across all digital platforms. We aim to accomplish this by aggregating and leveraging hundreds of hours of live music and lifestyle content acquired through mutually beneficial relationships with the world’s top festivals and promoters.

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

In July 2015, LXL announced its agreement with Verizon Digital Media Services (“VDMS”) to deliver its live music streaming network. VDMS would allow LXL to give music fans everywhere an immersive experience through delivery and distribution of LXL’s streaming of the world’s leading music festivals, concerts and performances on any screen, any platform and any device in high-definition and with social media integration.

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

As of September 30, 2015, the Company had total assets of $2,066,260, comprised primarily of cash of $421,048, accounts receivable of $135,855, inventories of $64,397, prepayments and other current assets of $457,309, and net property and equipment of $941,235. This compares with total assets of $2,553,134, comprised primarily of cash of $866,951, accounts receivable of $67,876, inventories of $161,977, prepayments and other current assets of $460,226 and net property and equipment of $950,208 as of March 31, 2015. The Company had current liabilities of $6,233,503 comprised of accounts payable of $1,255,421, management service obligation to related party of $1,000,000, short term notes of $2,871,949 outstanding to investors and accrued expenses and other current liabilities of $1,106,633 as of September 30, 2015. This compares with current liabilities of $4,798,114, comprised of accounts payable of $843,667, management service obligation to related party of $1,000,000, short term notes of $1,701,124 outstanding to investors and accrued in expenses and other current liabilities of $1,253,328 as of March 31, 2015.

The Company depends upon debt and equity financing and, as of September 30, 2015, net cash generated from operations of OCHL, to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, or if cash generated from operations of OCHL is inadequate to satisfy our working capital, capital expenditure and debt service requirements, the Company may curtail its plan of operations. The Company may be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. Trinad Capital made additional advances to the Company in August and September 2015 totaling $540,000. On July 10, 2015, the Company and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances. As of September 30, 2015, $1,185,500 principal and $21,704 accrued interest payable was outstanding under the Second Senior Note. On November 23, 2015, the Company and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000.

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

On July 23, July 28, August 6, August 31 and September 21, 2015, the Company entered into five separate securities purchase agreements with five accredited investors, pursuant to which the Company agreed to issue an aggregate of 131,250 Units (each, a “Unit”) at a purchase price per Unit of $2.00 per share for an aggregate purchase price of $262,500 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

During the period ended September 30, 2015, the Company issued 231,250 shares of common stock for an aggregate purchase price of $2,312 in connection with the exercise of warrants to purchase shares of the Company’s commons stock at $0.01 per share.

Net cash used in operating activities was $1,736,970 and $1,484,952 for the periods ended September 30, 2015 and 2014, respectively.

Cash used in investing activities was $40,477 for the period ended September 30, 2015, consisting of purchases of property and equipment and cash provided by investing activities was $45,100 for the period ended September 30, 2014, consisting of cash acquired from business acquisition of $85,608 which was partially offset by $40,508 for purchases of property and equipment.

Cash provided by financing activities was $1,303,625 and $1,428,171 for the periods ended September 30, 2015 and 2014, respectively. Cash provided by financing activities primarily reflects: (i) proceeds received from related parties during the periods ended September 30, 2015 and 2014 and (ii) proceeds received from sales of common stock during the period ended September 30, 2015. Partially offsetting cash provided by financing for the six months ended September 30, 2015 was repayments of notes payable to related parties of $439,500.

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

Revenues

OCHL’s revenues decreased by $389,514, or 24.5%, to $1,199,936 for the three months ended September 30, 2015 from $1,589,450 in the corresponding period of the prior year. The decrease in revenues for the three months ended September 30, 2015 reflects: (i) a decrease in 5 live shows due to a slower post summer touring season and (ii) a decrease in revenue per event for the Friday night club NME and Saturday night events. OCHL’s revenues decreased by $299,944, or 8.7%, to $3,136,706 for the six months ended September 30, 2015 from $3,436,650 in the corresponding period of the prior year. The decrease in revenues for the six months ended September 30, 2015 reflects: (i) a decrease in revenue per event for the Friday night club NME and Saturday night events and (ii) lower revenue per event from corporate events. Partially offsetting the decrease in revenues for the three and six months ended September 30, 2015 was the effect of fluctuation in the average rates of exchange used in translating U.K. sales to their U.S. dollar equivalent.

Cost of Revenue

Cost of revenue of OCHL decreased by $76,458 and $78,749, or 30.2% and 14.8%, for the three and six months ended September 30, 2015, respectively, compared with the corresponding periods of the prior year. The decrease in cost of revenue primarily reflects the lower sales noted above. The decrease was partially offset by an improvement in the mix and price of drink sales and the effect of fluctuation in the average rates of exchange used in translating U.K. costs to their U.S. dollar equivalent. The year-to-date overall mix of events that produced a lower level of revenues drove a cost of revenue percentage of 14.7% and 14.5% of revenues for the three and six months ended September 30, 2015, respectively, compared to 15.9% and 15.5% of revenues for the three and six months ended September 30, 2014, respectively.

Gross Margin

Gross margin of OCHL decreased by $313,056, or 23.4%, to $1,023,252 (85.3% of revenues) for the three months ended September 30, 2015 from $1,336,308 (84.1% of revenues) in the corresponding period of the prior year. Gross margin of OCHL decreased by $221,195, or 7.6%, to $2,682,637 (85.5% of revenues) for the six months ended September 30, 2015 from $2,903,832 (84.5% of revenues) in the corresponding period of the prior year. The decrease in gross margin for the three and six months ended September 30, 2015 primarily reflects lower sales as noted above which were partially offset by an improvement in the mix and price of drink sales and the effect of fluctuation in the average rates of exchange used in translating U.K. costs to their U.S. dollar equivalent.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three months ended September 30, 2015 decreased by $17,748 to $44,419 from $62,167 in the corresponding period of the prior year. Selling and marketing expenses for the six months ended September 30, 2015 decreased by $3,624 to $207,096 from $210,720 in the corresponding period of the prior year. The decrease in selling and marketing expenses is due mainly to the lower sales noted above. Selling and marketing expenses represented 3.7% and 3.9% of revenues for the three months ended September 30, 2015 and 2014, respectively, and 6.6% and 6.1% of revenues for the six months ended September 30, 2015 and 2014, respectively.

Management Services – Related Parties Expenses

Management services – related parties consist of management fees paid and accrued by the Company under agreements with Trinad Management, LLC and Mint Group Holdings Limited (“Mint Group”)(see Note 6). During the three and six months ended September 30, 2015, the Company paid management fees to Trinad Management, LLC of $90,000 and $180,000, respectively, and Mint Group of $31,638 and $62,247, respectively.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, licenses, outside contractor’s costs, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses increased by $202,703, or 28.9%, to $904,434 for the three months ended September 30, 2015 from $701,731 in the corresponding period of the prior year. General and administrative expenses increased by $348,038, or 24.6%, to $1,764,860 for the six months ended September 30, 2015 from $1,416,822 in the corresponding period of the prior year. The increase in general and administrative expense for the three and six months ended September 30, 2015 compared with the corresponding period of the prior year was primarily due to higher wages and promotional costs associated with the Company’s digital streaming business plan and commencement of its wholly-owned subsidiary, LiveXLive, partially offset by the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent. General and administrative expenses represented 75.4% and 44.1% of revenue for the three months ended September 30, 2015 and 2014, respectively, and 56.3% and 41.2% for the six months ended September 30, 2015, respectively.

Operating Expenses

Total operating expenses increased by $707,405, or 33.5%, to $2,821,811 for the three months ended September 30, 2015 from $2,114,406 in the corresponding period of the prior year. Total operating expenses decreased by $701,628, or 12.1%, to $5,073,560 for the six months ended September 30, 2015 from $5,775,188 in the corresponding period of the prior year. The increase in operating expenses for the three months ended September 30, 2015 compared with the corresponding period of the prior year reflects: (i) higher general and administrative expenses as noted above and (ii) streaming production costs of $223,817 associated with the production and distribution of the live stream for the Rock in Rio event held in Rio de Janeiro, Brazil during September 2015. The decrease in operating expenses for the six months ended September 30, 2015 compared with the corresponding period of the prior year was due mainly to lower professional fees associated with the Merger.

Other (Income) Expense

Other expense decreased by $8,158 for the three months ended September 30, 2015 and increased by $30,831 for the six months ended September 30, 2015 compared with the corresponding periods of the prior year which reflects interest incurred in connection with the Company’s notes payable.

Income Tax Provision

The income tax provision decreased by $10,888 for the three months ended September 30, 2015 and increased by $2,542 for the six months ended September 30, 2015 compared with the corresponding periods of the prior year due mainly to the changes in pretax income of OCHL and the effect of fluctuation in the average rates of exchange used in translating U.K. expenses to their U.S. dollar equivalent.

Net Income (Loss)

The net results attributable to the Company’s stockholders were a net loss of $1,836,394 and $813,720 for the three months ended September 30, 2015 and 2014, respectively, and a net loss of $2,657,112 and $2,340,644 for the six months ended September 30, 2015 and 2014 respectively. The net results attributable to non-controlling interest was net income of $1,322 and a net loss of $69,937 for the three months ended September 30, 2015 and 2014, respectively, and net income of $76,289 and a net loss of $687,239 for the six months ended September 30, 2015 and 2014, respectively.

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

The following two material weaknesses in our internal control over financial reporting existed on September 30, 2015:

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

On September 8, 2015, the Court ordered that the planning permission dated January 6, 2015 granted by the London Borough of Camden to the Interested Party under reference 2014/2621/P is quashed and that the London Borough of Camden shall pay Obar Camden Limited’s costs in the sum of £35,000.

Item 1A.	Risk Factors.

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

On July 23, July 28, August 6, August 31 and September 21, 2015, the Company entered into five separate securities purchase agreements with five accredited investors, pursuant to which the Company agreed to issue an aggregate of 131,250 Units (each, a “Unit”) at a purchase price per Unit of $2.00 per share for an aggregate purchase price of $262,500 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

During the six months ended September 30, 2015, the Company issued 231,250 shares of common stock for an aggregate purchase price of $1,500 in connection with the exercise of warrants to purchase shares of the Company’s commons stock at $0.01 per share.

During the six months ended September 30, 2015, in return for receiving certain discounts on legal fees in the future the Company has granted a stock option to its legal advisors pursuant to which such legal advisors may purchase up to $750,000 of the Company’s equity securities issued in the Company’s next financing round at the same price per security paid by other investors in such financing round (or if no qualifying financing round occurs by December 31, 2015, then at valuation equal to the valuation of the Company at the time the stock option was granted, to be agreed upon by the parties in good faith). Such stock option, which has a five-year term, becomes exercisable in proportion to the discount earned up to a maximum discount.

During the six months ended September 30, 2015, the Company entered into a services agreement with a media publishing firm (the “Media Agreement”). Pursuant to the Media Agreement, the firm agreed to provide certain creative services in connection with the name, logo and brand identity for the Company’s wholly-owned subsidiary LiveXLive, Corp., in exchange for $35,000 in cash and $15,000 in equity-in-lieu of cash. In addition, the Company granted an aggregate of 45,000 shares of restricted common stock to two (2) consultants involved with the production and distribution of the Rock in Rio festival held in Rio de Janeiro during September 2015.

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

LOTON, CORP

Date: November 23, 2015	By:	/s/ Robert Ellin
Robert Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ Barry Regenstein
Barry Regenstein
Interim Chief Financial Officer
(Principal Financial Officer)

