Form 10-Q/A
period 2015-09-30
LOTON, CORP
filed 2015-11-24
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Loton, Corp

Statement of Equity (Deficit)

For the Interim Period Ended September 30, 2015

(Unaudited)

	Loton Corp. Stockholders' Equity (Deficit)						Non-controlling Interest
	Common Stock Par Value $0.001		Additional	Retained Earnings	Accumulated Other	Total Loton Corp.		Retained Earnings	Accumulated Other	Total
	Number of		Paid-in	(Accumulated	Comprehensive	Stockholders'	Capital	(Accumulated	Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Stock	Deficit)	Income (Loss)	Interest	Equity (Deficit)

Balance, March 31, 2014	29,000,000	29,000	(28,998)	160,026	(21,819)	138,209	1	160,025	(21,818)	138,208	276,417

Reverse acqusition adjustment	8,576,666	8,576)	(2,391,224)			(2,382,648)					(2,382,648)

50% of acquisition related costs recorded as deemed dividend non-controlling interest						—		(1,135,042)		(1,135,042)	(1,135,042)

Amortization of warrants issued to related party for services received			11,461			11,461					11,461

Issuance of common stock to Advisory members for one year service in October and December 2013 earned during the period	341,667	342	341,325			341,667					341,667

Issuance of common stock to consultants for one year service in October and November 2013 earned during the period	88,750	89	88,661			88,750					88,750

Issuance of common stock to consultants for one year service in February and April 2014 earned during the period	112,917	113	112,804			112,917					112,917

Issuance of common stock to Advisory members for one year service in May and June 2014 earned during the period	129,167	129	129,038			129,167					129,167

Issuance of common stock to Advisory members for one year service in October and November 2014 earned during the period	108,333	108	108,225			108,333					108,333

Issuance of common stock to consultants for one year service in November 2014 earned during the period	56,667	57	56,610			56,667					56,667

Issuances of common shares for warrant exercises at $.01 per share	2,950,000	2,950	26,550			29,500					29,500

Issuance of common shares in settlement of accounts payable	954,988	955	476,539			477,494					477,494

Issuance of common shares for cash at $1.00 per share	825,000	825	824,175			825,000					825,000

Issuance of common stock for services	40,000	40	39,960			40,000					40,000

Issuance of warrants in settlement of potential claim			2,600,080			2,600,080					2,600,080

Issuance of common stock to consultants for one year service in February and March 2015 earned during the period	25,000	25	12,475			12,500					12,500

Issuance of common stock to Advisory members for one year service in January, February and March 2015 earned during the period	66,667	67	33,266			33,333					33,333

Comprehensive income (loss)
Net loss				(5,432,926)		(5,432,926)		278,959		278,959	(5,153,967)
Foreign currency translation gain					(4,113)	(4,113)			(4,113)	(4,113)	(8,226)

Total comprehensive income (loss)						(5,437,039)				274,846	(5,162,193)

Balance, March 31, 2015	43,275,822	$43,276	$2,440,947	$(5,272,900)	$(25,932)	$(2,814,609)	$1	$(696,058)	$(25,931)	$(721,988)	$(3,536,597)

Issuance of common stock to Advisory members for one year service in May and June 2014 earned during the period	20,833	21	20,812			20,833

Issuance of common stock to Advisory members for one year service in October and November 2014 earned during the period	137,500	138	137,362			137,500

Issuance of common stock to Advisory members for one year service in January, February and March 2015 earned during the period	225,000	224	112,276			112,500

Issuance of common stock to Advisory members for one year service in July and August 2015 earned during the period	29,167	29	29,138			29,167

Issuance of common stock to consultants for one year service in November 2014 earned during the period	85,000	85	84,915			85,000

Issuance of common stock to consultants for one year service in February and March 2015 earned during the period	100,000	100	49,900			50,000

Issuance of common stock to consultants for one year service in April and June 2015 earned during the period	25,000	25	12,475			12,500

Issuance of common stock to media publishing firm for services	15,000	15	7,485			7,500

Issuance of common stock to consultants for production and distribution services	45,000	45	44,955			45,000

Issuance of equity units for cash at $1.00 per unit	150,000	150	149,850			150,000

Issuance of equity units for cash at $2.00 per unit	131,250	131	262,369			262,500

Issuance of common shares for warrant exercises at $.01 per share	231,250	232	2,081			2,313

Comprehensive income (loss)
Net loss				(2,657,112)		(2,657,112)		76,289		76,289	(2,580,823)
Foreign currency translation gain					3,623	3,623			3,622	3,622	7,245

Total comprehensive income (loss)						(2,653,489)				79,911	(2,573,578)

Balance, September 30, 2015	44,470,822	$44,471	$3,354,565	$(7,930,012)	$(22,309)	$(4,553,286)	$1	$(619,769)	$(22,309)	$(642,077)	$(5,195,363)

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss before non-controlling interest	$(2,580,823)	$(3,027,883)
Adjustments to reconcile net loss before non-controlling interest to net cash used in operating activities
Depreciation expense	68,295	86,473
Amortization expense	382	416
Common shares and warrants issued for services	500,000	528,546
Warrants issued for settlement of potential claims	-	-
Changes in operating assets and liabilities:
Accounts receivable	(67,854)	53,782
Inventories	102,554	9,918
Prepayments and other current assets	12,986	673,625
Accounts payable	393,352	(49,947)
Income tax payable	97,809	95,267
Payroll liabilities	(45,413)	70,997
Accrued interest on notes payable - related party	59,619	13,902
Accrued interest on notes payable	7,327	-
Accrued expenses and other current liabilities	(242,995)	(32,959)
Management service obligation - related party	-	138,882
Deferred rent	(42,209)	(45,971)

Net cash used in operating activities	(1,736,970)	(1,484,952)

Cash flows from investing activities
Cash acquired from business acquisition	-	85,608
Purchases of property and equipment	(40,477)	(40,508)

Net cash provided by (used in) investing activities	(40,477)	45,100

Cash flows from financing activities
Advances from (repayments to) related parties	(32,188)	(289,911)
Proceeds from notes payable - related parties	1,360,500	1,568,082
Proceeds from warrants exercised	2,313	-
Repayments of notes payable - related parties	(439,500)	-
Proceeds from long-term debt	-	-
Repayment of long-term debt	-	-
Dividends paid	-	-
Proceeds from sale of common stock	412,500	150,000

Net cash provided by financing activities	1,303,625	1,428,171

Effect of exchange rate changes on cash	27,920	(57,556)

Net change in cash	(445,903)	(69,237)

Cash at beginning of the period	866,951	731,208

Cash at end of the period	$421,048	$661,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$18,080	$-

Income tax paid	$-	$92,277

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accounts payable settled in note payable	$-	$-

Accounts payable settled in common stock	$-	$-

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

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. During the six months ended September 30, 2015, Trinad Capital made additional advances to the Company totaling $990,000. On July 10, 2015, the Company and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances. As of September 30, 2015, $1,185,500 principal and $21,704 accrued interest payable was outstanding under the Second Senior Note. On November 23, 2015, the Company and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000.

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

As of September 30, 2015, the Company had total assets of $2,066,260, comprised primarily of cash of $421,048, accounts receivable of $135,855, inventories of $64,397, prepayments and other current assets of $457,309, and net property and equipment of $941,235. This compares with total assets of $2,553,134, comprised primarily of cash of $866,951, accounts receivable of $67,876, inventories of $161,977, prepayments and other current assets of $460,226 and net property and equipment of $950,208 as of March 31, 2015. The Company had current liabilities of $6,233,503 comprised of accounts payable of $1,255,421, management service obligation to related party of $1,000,000, short term notes of $2,871,949 outstanding to investors and accrued expenses and other current liabilities of $1,106,133 as of September 30, 2015. This compares with current liabilities of $4,798,119, comprised of accounts payable of $843,667, management service obligation to related party of $1,000,000, short term notes of $1,701,124 outstanding to investors and accrued in expenses and other current liabilities of $1,253,328 as of March 31, 2015.

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

