Form 10-Q
period 2015-12-31
LOTON, CORP
filed 2016-02-22
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

As of February 19, 2016, there were issued and outstanding 45,697,072 shares of the registrant’s common stock, par value $0.001 per share.

LOTON, CORP

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2015

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loton, Corp

Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,314,553	$866,951
Accounts receivable	20,943	67,876
Inventories	54,084	161,977
Prepayments and other current assets	330,933	460,226
Deferred taxes	36,264	36,345

Total Current Assets	1,756,777	1,593,375

PROPERTY AND EQUIPMENT
Leasehold improvements	1,239,229	1,241,986
Furniture, fixtures and office equipment	409,887	402,997
Production and entertainment equipment	1,392,648	1,343,851
Accumulated depreciation	(2,135,423)	(2,038,626)

Property and Equipment, net	906,341	950,208

INTANGIBLE ASSETS
Trademarks	14,661	14,694
Website development costs	34,137	34,213
Accumulated amortization	(39,636)	(39,356)

Intangible Assets, net	9,162	9,551

Total Assets	$2,672,280	$2,553,134

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,062,793	$843,667
Deferred rent, current portion	80,521	80,700
Income taxes payable	415,527	241,813
Management service obligation - related party	1,000,000	1,000,000
Notes payable - related parties	3,185,624	1,701,124
Notes payable	253,507	-
VAT tax payable and payroll liabilities	243,103	202,024
Advances from related parties	166,957	127,467
Accrued expenses and other current liabilities	343,671	601,324

Total Current Liabilities	6,751,703	4,798,119

NON-CURRENT LIABILITIES
Note payable	-	242,498
Deferred rent	985,916	1,049,114

Total Non-Current Liabilities	985,916	1,291,612

Total Liabilities	7,737,619	6,089,731

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock, par value $0.001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, par value $0.001: 75,000,000 shares authorized;
45,697,072 and 43,275,822 shares issued and outstanding, respectively	45,697	43,276
Additional paid-in capital	4,055,964	2,440,947
Accumulated deficit	(8,688,473)	(5,272,900)
Accumulated other comprehensive loss:
Foreign currency translation loss	(24,628)	(25,932)

Total Loton Corp. Stockholders' Deficit	(4,611,440)	(2,814,609)

NON-CONTROLLING INTEREST
Non-controlling interest - capital stock	1	1
Non-controlling interest - Retained earnings (accumulated deficit)	(429,272)	(696,058)
Accumulated other comprehensive loss:
Foreign currency translation loss	(24,628)	(25,931)

Total Non-Controlling Interest	(453,899)	(721,988)

Total Deficit	(5,065,339)	(3,536,597)

Total Liabilities and Deficit	$2,672,280	$2,553,134

See accompanying notes to the consolidated financial statements.

Loton, Corp
Consolidated Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,185,959	$2,301,881	$5,322,665	$5,738,531

Cost of Revenue	280,110	319,121	734,179	851,939

Gross Margin	1,905,849	1,982,760	4,588,486	4,886,592

Operating Expenses
Direct operating costs	93,924	-	317,741	-
Selling expenses	106,860	(21,578)	313,956	189,142
Rent	199,123	194,883	605,907	608,566
Professional fees	17,362	134,784	475,812	473,416
Management services - related parties	120,331	121,592	362,578	488,998
Salary and wages	390,799	410,179	992,307	1,091,674
Consulting fees	575,662	403,202	1,644,460	1,373,508
Acquisition professional costs	-	-	-	1,376,124
General and administrative expenses	858,334	718,594	2,723,194	2,135,416

Total operating expenses	2,362,395	1,961,656	7,435,955	7,736,844

Loss from operations	(456,546)	21,104	(2,847,469)	(2,850,252)

Other (income) expense
Settlement costs of potential claim	-	2,600,080	-	2,600,080
Interest expense	28,874	35,226	120,965	96,486

Other (income) expense, net	28,874	2,635,306	120,965	2,696,566

Loss before income tax provision	(485,420)	(2,614,202)	(2,968,434)	(5,546,818)

Income tax provison	82,544	127,588	180,353	222,855

Net income (loss)
Net income (loss) before non-controlling interest	(567,964)	(2,741,790)	(3,148,787)	(5,769,673)
Net income (loss) attributable to non-controlling interest	190,497	219,863	266,786	(467,376)

Net income (loss) attributable to Loton Corp. stockholders	(758,461)	(2,961,653)	(3,415,573)	(5,302,297)

Other comprehensive income (loss)
FX translation gain (loss)	(4,638)	(24,413)	2,607	(31,163)
FX translation gain (loss) attributable to non-controlling interest	(2,319)	(12,207)	1,303	(15,582)

Other comprehensive income (loss) attributable to Loton Corp stockholders	(2,319)	(12,206)	1,304	(15,581)

Comprehensive income (loss)	$(760,780)	$(2,973,859)	$(3,414,269)	$(5,317,878)

Earnings Per Share:
- basic and diluted	$(0.01)	$(0.07)	$(0.07)	$(0.15)

Weighted average common shares outstanding:
- basic and diluted	45,923,473	39,525,521	45,298,731	38,615,044

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statement of Equity (Deficit)

For the Interim Period Ended December 31, 2015

(Unaudited)

	Loton Corp. Stockholders' Equity (Deficit)								Non-controlling Interest
	Common Stock Par Value $0.001		Additional	Deferred	Additional	Retained Earnings	Accumulated Other	Total Loton Corp.		Retained Earnings	Accumulated Other	Total	Total
	Number of		Paid-in Capital	Compensation	Paid-in	(Accumulated	Comprehensive	Stockholders'	Capital	(Accumulated	Comprehensive	Non-controlling
	Shares	Amount	(Calculation Only)	(Calculation Only)	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Stock	Deficit)	Income (Loss)	Interest	Equity (Deficit)

Balance, March 31, 2014	29,000,000	$29,000	$(28,998)	$-	$(28,998)	$160,026	$(21,819)	$138,209	$1	$160,025	$(21,818)	$138,208	$276,417

Reverse acqusition adjustment	8,576,666	8,576	(2,379,763)	(11,461)	(2,391,224)			(2,382,648)					(2,382,648)

50% of acquisition related costs recorded as deemed dividend non-controlling interest								-		(1,135,042)		(1,135,042)	(1,135,042)

Amortization of warrants issued to related party for services received				11,461	11,461			11,461					11,461

Issuance of common stock to Advisory members for one year service in October and December 2013 earned during the period	341,667	342	341,325		341,325			341,667					341,667

Issuance of common stock to consultants for one year service in October and November 2013 earned during the period	88,750	89	88,661		88,661			88,750					88,750

Issuance of common stock to consultants for one year service in February and April 2014 earned during the period	112,917	113	112,804		112,804			112,917					112,917

Issuance of common stock to Advisory members for one year service in May and June 2014 earned during the period	129,167	129	129,038		129,038			129,167					129,167

Issuance of common stock to Advisory members for one year service in October and November 2014 earned during the period	108,333	108	108,225		108,225			108,333					108,333

Issuance of common stock to consultants for one year service in November 2014 earned during the period	56,667	57	56,610		56,610			56,667					56,667

Issuances of common shares for warrant exercises at $.01 per share	2,950,000	2,950	26,550		26,550			29,500					29,500

Issuance of common shares in settlement of accounts payable	954,988	955	476,539		476,539			477,494					477,494

Issuance of common shares for cash at $1.00 per share in September 2014	150,000	150	149,850		149,850			150,000					150,000

Issuance of equity units for cash at $1.00 per unit between November 2014 and December 2014	575,000	575	574,425		574,425			575,000					575,000

Issuance of common stock for services	40,000	40	39,960		39,960			40,000					40,000

Issuance of warrants in settlement of potential claim			2,600,080		2,600,080			2,600,080					2,600,080

Issuance of common stock to consultants for one year service in February and March 2015 earned during the period	25,000	25	12,475		12,475			12,500					12,500

Issuance of common stock to Advisory members for one year service in January, February and March 2015 earned during the period	66,667	67	33,266		33,266			33,333					33,333

Issuance of equity units for cash at $1.00 per unit on March 19, 2015	100,000	100	99,900		99,900			100,000					100,000

Comprehensive income (loss)
Net loss				-		(5,432,926)		(5,432,926)		278,959		278,959	(5,153,967)
Foreign currency translation gain							(4,113)	(4,113)			(4,113)	(4,113)	(8,226)

Total comprehensive income (loss)								(5,437,039)				274,846	(5,162,193)

Balance, March 31, 2015	43,275,822	$43,276	$2,440,947	$-	$2,440,947	$(5,272,900)	$(25,932)	$(2,814,609)	$1	$(696,058)	$(25,931)	$(721,988)	$(3,536,597)

Issuance of common stock to Advisory members for one year service in May and June 2014 earned during the period	20,833	21	20,812		20,812			20,833					20,833

Issuance of common stock to Advisory members for one year service in October and November 2014 earned during the period	166,667	167	166,500		166,500			166,667					166,667

Issuance of common stock to Advisory members for one year service in January, February and March 2015 earned during the period	337,500	337	168,413		168,413			168,750					168,750

Issuance of common stock to Advisory members for one year service in July and August 2015 earned during the period	66,667	67	66,600		66,600			66,667					66,667

Issuance of common stock to consultants for one year service in November 2014 earned during the period	113,333	113	113,220		113,220			113,333					113,333

Issuance of common stock to consultants for one year service in February and March 2015 earned during the period	150,000	150	74,850		74,850			75,000					75,000

Issuance of common stock to consultants for one year service in April and June 2015 earned during the period	43,750	44	21,831		21,831			21,875					21,875

Issuance of common stock to media publishing firm for services	15,000	15	7,485		7,485			7,500					7,500

Issuance of common stock to consultants for live productions	45,000	45	44,955		44,955			45,000					45,000

Issuance of equity units for cash at $1.00 per unit on July 19, 2015	150,000	150	149,850		149,850			150,000					150,000

Issuance of equity units for cash at $2.00 per unit between July 23, 2015 and September 21, 2015	131,250	131	262,369		262,369			262,500					262,500

Issuance of common shares for warrant exercises at $0.01 per share	581,250	581	6,232		6,232			6,813					6,813

Common stock issued to CRO for future services in October 2015 fully earned during quarter ending December 31, 2015	250,000	250	249,750		249,750			250,000					250,000

Issuance of equity units for cash at $2.00 per unit in December 2015	100,000	100	199,900		199,900			200,000					200,000

Common shares issued to VP for future services on October 6, 2015	250,000	250	249,750		249,750			250,000					250,000

Common shares issued to VP for future services on October 6, 2015				(250,000)	(250,000)			(250,000)					(250,000)

Common shares issued to VP for future services on October 6, 2015 earned during quarter ended December 31, 2015			-	62,500	62,500			62,500					62,500

Comprehensive income (loss)
Net loss				-		(3,415,573)		(3,415,573)		266,786		266,786	(3,148,787)
Foreign currency translation gain							1,304	1,304			1,303	1,303	2,607

Total comprehensive income (loss)								(3,414,269)				268,089	(3,146,180)

Balance, December 31, 2015	45,697,072	$45,697	$4,243,464	$(187,500)	$4,055,964	$(8,688,473)	$(24,628)	$(4,611,440)	$1	$(429,272)	$(24,628)	$(453,899)	$(5,065,339)

See accompanying notes to the consolidated financial statements.

Loton, Corp

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss before non-controlling interest	$(3,148,787)	$(5,769,673)
Adjustments to reconcile net income (loss) before non-controlling interest to net cash used in operating activities
Depreciation expense	104,761	130,218
Amortization expense	380	612
Common shares and warrants issued for services	998,125	725,629
Warrants issued for settlement of potential claims	-	2,600,080
Changes in operating assets and liabilities:
Accounts receivable	48,420	71,129
Inventories	111,299	5,908
Prepayments and other current assets	134,472	504,312
Accounts payable	213,592	54,054
Income tax payable	180,353	222,855
Advances from(to) related parties	67,532	-
Payroll liabilities	43,315	158,276
Accrued interest on notes payable - related party	84,883	24,160
Accrued interest on notes payable	11,009	-
Accrued expenses and other current liabilities	(346,896)	(31,526)
Management service obligation - related party	-	138,882
Deferred rent	(63,000)	(67,627)

Net cash used in operating activities	(1,560,542)	(1,232,711)

Cash flows from investing activities
Cash acquired from business acquisition	-	85,608
Purchases of property and equipment	(61,396)	(56,012)

Net cash provided by (used in) investing activities	(61,396)	29,596

Cash flows from financing activities
Advances from (repayments to) related parties	(28,026)	(253,851)
Proceeds from notes payable - related parties	1,924,000	1,576,124
Proceeds from warrants exercised	6,813	24,000
Repayments of notes payable - related parties	(439,500)	(500,000)
Proceeds from long-term debt	-	-
Proceeds from sale of common stock	612,500	725,000

Net cash provided by financing activities	2,075,787	1,571,273

Effect of exchange rate changes on cash	(6,246)	(75,402)

Net change in cash	447,603	292,756

Cash at beginning of the period	866,950	731,208

Cash at end of the period	$1,314,553	$1,023,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$17,794	$-

Income tax paid	$-	$92,277

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accounts payable settled in note payable	$-	$242,498

Accounts payable settled in common stock	$-	$477,494

See accompanying notes to the consolidated financial statements.

Loton, Corp

December 31, 2015 and 2014

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended March 31, 2015 and notes thereto contained in the Company’s Form 10-K filed with the SEC on July 14, 2015.

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

Reverse Acquisition

Identification of the Accounting Acquirer

The Company considers factors in ASC paragraphs 805-10-55-10 through 55-15 in identifying accounting acquirer. The Company uses the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree. Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following:

a)	The relative voting rights in the combined entity after the business combination. The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity taking into consideration the existence of any unusual or special voting arrangements and options, warrants, or convertible securities;
b)	The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest. The acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity;
c)	The composition of the governing body of the combined entity. The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity;
d)	The composition of the senior management of the combined entity. The acquirer usually is the combining entity whose former management dominates the management of the combined entity; and
e)	The terms of the exchange of equity interests. The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interests of the other combining entity or entities.

The acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.

Pursuant to ASC Paragraph 805-40-05-2 as one example of a reverse acquisition, a private operating entity may arrange for a public entity to acquire its equity interests in exchange for the equity interests of the public entity. In this situation, the public entity is the legal acquirer because it issued its equity interests, and the private entity is the legal acquiree because its equity interests were acquired. However, application of the guidance in paragraphs 805-10-55-11 through 55-15 results in identifying: a) The public entity as the acquiree for accounting purposes (the accounting acquiree) and b) The private entity as the acquirer for accounting purposes (the accounting acquirer).

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

Presentation of Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC Paragraphs 805-40-45-1 and 45-2 consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following:

a)	The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts;
b)	The assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "business combinations";
c)	The retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; and
d)	The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations.

However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition. e. The non-controlling interest ’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in paragraphs 805-40-25-2 and 805-40-30-3.

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

Pursuant to ASC Paragraph 360-10-35-21, the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review:

a)	A significant decrease in the market price of a long-lived asset (asset group);
b)	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;
c)	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator;
d)	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);
e)	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and
f)	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-35-29 through 35-36 Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group). Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall incorporate the entity’s own assumptions about its use of the asset (asset group) and shall consider all available evidence. The assumptions used in developing those estimates shall be reasonable in relation to the assumptions used in developing other information used by the entity for comparable periods, such as internal budgets and projections, accruals related to incentive compensation plans, or information communicated to others. However, if alternative courses of action to recover the carrying amount of a long-lived asset (asset group) are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. A probability-weighted approach may be useful in considering the likelihood of those possible outcomes. Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall be made for the remaining useful life of the asset (asset group) to the entity. For long -lived assets (asset groups) that have uncertainties both in timing and amount, an expected present value technique will often be the appropriate technique with which to estimate fair value.

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

There was no allowance for doubtful accounts at December 31, 2015 or March 31, 2015.

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

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the reporting period ended December 31, 2015 or 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended December 31, 2015 or 2014.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1, a lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor):

a)	Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title.
b)	Bargain purchase option. The lease contains a bargain purchase option.
c)	Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property.

d)	Minimum lease payments.

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

Pursuant to section 850-10-20 the related parties include:

a)	Affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act);
b)	entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity;
c)	trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management;
d)	principal owners of the Company and members of their immediate families;
e)	management of the Company and members of their immediate families;
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

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:

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

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com ) contained in its consolidated financial statements.  Management believes that the difference between GBP vs. U.S. dollar exchange rate quoted by the Bank of England and GBP vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the GBP amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from GBP into U.S. dollars has been made at the following exchange rates for the respective periods:

	December 31, 2015	March 31, 2015	December 31, 2014	March 31, 2014

Balance sheets	0.6612	0.6741	0.6158	0.6009

Statements of operations and comprehensive income (loss)	0.6495	0.6209	0.5965	0.6297

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

Pursuant to ASC Paragraphs 260-10-45-45-22 and 23, the dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC Paragraphs 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of the if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

The Company’s contingent shares issuance arrangement, warrants are as follows:

	Contingent shares issuance arrangement, warrants
	For the Reporting Period Ended December 31, 2015	For the Reporting Period Ended December 31, 2014

Warrant Shares

Upon consummation of the reverse merger on April 28, 2014, the Company assumed the September 23, 2011 warrant to purchase 1,125,000 shares of the Company’s common stock with an exercise price of $0.15 per share expiring ten (10) years from date of issuance	1,125,000	1,125,000

Warrants remaining unexercised to purchase the Company’s common stock with an exercise price of $0.01 per share expiring four (4) years from date of issuance on December 1, 2014, March 19, 2015, March 20, 2015 and July 28, 2015	150,000	800,000

Total contingent share issuance arrangements, stock options or warrants	1,275,000	1,925,000

There were approximately 1,511,368 and 1,575,001 incremental common shares under the Treasury Stock Method for the reporting period ended December 31, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans);
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern;
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In November 2015, the FASB issued the FASB Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update simplifies the presentation of deferred income taxes; the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.

For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In January 2016, the FASB issued the FASB Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).

This Update makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Some of the major changes as a result of the ASU 2016-01 are summarized below.

•	Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.
•	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.
•	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
•	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
•	Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
•	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.
•	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

(i)	Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of the property and equipment, exceeded their carrying values at March 31, 2015.

No events or changes in circumstances have occurred through December 31, 2015 to indicate that its carrying amount may not be recoverable.

(ii)	Depreciation Expense

Depreciation expense was $104,761 and $130,218 for the reporting period ended December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, $1,000,000 principal and $125,596 accrued interest payable was outstanding under the Senior Note.

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. During the nine months ended December 31, 2015, Trinad Capital made additional advances to the Company totaling $990,000. On July 10, 2015, the Company and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances. On November 23, 2015, the Company and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000. As of December 31, 2015, $1,684,000 principal and $53,099 accrued interest payable was outstanding under the Second Senior Note.

Note Payable – JJAT

OCHL entered into a Senior Promissory Note (the “OCHL Senior Promissory Note”), dated April 28, 2014 to repay $1,376,124 of transaction expenses of the Merger to JJAT, due October 28, 2015 that accrues interest at 8% per annum, or $23,758, as of December 31, 2015 after payment of interest noted below. Outstanding interest payable under the OCHL Senior Promissory Note is due on the first anniversary of the note with the balance payable upon maturity of the note. On November 3, 2014, $500,000 of principal under the OCHL Senior Promissory Note was repaid pursuant to the Forbearance Agreement described below.

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

On April 28, 2015, OCL made a payment to JJAT in the amount of $90,995 to be applied to the interest under the OCHL Senior Promissory Note. OCL made payments to JJAT on June 10, July 14 and August 21, 2015 in the amounts of $64,000, $125,550 and $250,000, respectively, to be applied to the principal under the OCHL Senior Promissory Note. As of December 31, 2015, a total of $436,574 of principal remained outstanding under the OCHL Senior Promissory Note.

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

The payment of the $1,000,000 fee accrued on the books at the end of the term has been deferred. Trinad LLC continues to provide service at $30,000 per month on a month-to-month basis. For the nine months ended December 31, 2015 and 2014 the Company was billed $270,000 and $390,343, respectively.

Management Fee to Mint Group Holdings Ltd.

From time to time, the Company engages the Mint Group to provide management services for the Company. For the nine months ended December 31, 2015 and 2014 the Company was billed $92,578 and $98,655, respectively.

Advances to/from Mint Group Holdings Ltd.

From time to time, the Company provides or receives funds from Mint Group Holdings Ltd. for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Note 6 – Note Payable

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

As of December 31, 2015, $253,507 principal was outstanding under the Note.

Note 7 – Commitments and Contingencies

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

Future minimum lease payments under the non-cancelable operating lease are as follows:

Year ending March 31:	£	$

2016 (Remainder of the fiscal year)	£137,085	$207,327

2017	548,337	829,306

2018	548,337	829,306

2019	548,337	829,306

2020	548,337	829,306

2021 and after	4,748,749	7,182,016

	£7,079,182	$10,706,567

Deferred Rent

To induce OCL to enter into the operating lease and the deed of variation for a period of 25 years, the landlord granted free rent for the first fifteen (15) months of the occupancy and consideration/contribution of £350,000 in aggregate, which will be recognized on a straight-line basis over the duration of the initial lease term of 25 years.

Employment Agreements

Loton Corp

Blake Indursky

On October 6, 2015, the Board of Directors (the “Board”) of Loton, Corp (the “Company”) appointed Blake Indursky as the Executive Vice Chairman and Senior Vice President of Operations of the Company.

Mr. Indursky’s employment agreement provides for a twelve-month term, renewable on an annual basis unless terminated by either party thereto, compensation of $10,000 per month and 250,000 shares of the Company’s restricted common stock which shall vest equally on a monthly basis over the twelve (12) month term of the Employment Agreement. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

LiveXLive Corp.

John Petrocelli

On March 4, 2015 (the “Effective Date”), LiveXLive Corp. (formerly FestreamTV, Corp.) entered into an employment agreement with John Petrocelli (the “Employee”) with the following key terms and conditions:

Scope of service

The Employee shall serve as the President of the Company. The Employee shall perform such duties as are usual and customary for such position and such other duties as the Board of Directors of the Company (the “Board of Directors”) and/or the Chief Executive Officer of Loton, Corp (the “Parent”).

Term

Subject to the provisions of Section 6, the term of this Agreement (the “Term”) shall be two (2) year from the Effective Date.

Compensation

The compensation payable to the Employee under this Agreement shall be as follows:

(i) Salary. For all services rendered by the Employee under this Agreement, the Company shall pay the Employee a monthly salary of seven thousand five hundred dollars ($7,500) per month (the “Salary”); provided that, upon the Company successfully entering into a festival streaming rights agreement with the Governor’s Ball music festival or any other major festival or content experience series having a term of three (3) or more years, the Salary will be increased five thousand dollars ($5,000) per month; provided, further, that upon the Company entering into five (5) festival streaming rights or content experience series agreements having a term of three (3) or more years (each, a “Completed Festival Agreement”, and upon entering into five (5) Completed Festival Agreements, the “Trigger Event”), the Salary will be increased to an amount equal to (i) two hundred and fifty thousand dollars ($250,0000) minus the (ii) amount of Salary received by the Employee for such calendar year, prorated from the date of the Trigger Event through the remainder of the calendar year such that the Employee shall receive an aggregate Salary amount equal to two hundred and fifty thousand dollars ($250,0000) for the calendar year.

(ii) Performance Bonus. During the Term, the Employee shall be entitled, at the discretion of the Board of Directors, to receive an annual incentive bonus in an amount up to one hundred percent (100%) of the Salary received by the Employee for such calendar year.

(iii) Restricted Stock Grant. On the Effective Date, the Company shall grant the Employee five hundred thousand (500,000) shares of restricted common stock of the Parent (the “Shares”). The Granted Shares shall vest as follows: (i) one third (1/3) shall vest upon the Company successfully entering into a festival streaming rights agreement with the Governor’s Ball music festival (or other equivalent size festival) having a term of three (3) or more years; (ii) one third (1/3) shall vest upon the Company entering into four (4) additional Completed Festival Agreements (as defined in the Employment Agreement) following the occurrence of sub-clause (i) hereof; and (iii) one third (1/3) shall vest upon the earlier to occur of (a) the Company entering into fifteen (15) total Completed Festival Agreements and (b) two (2) years following the Effective Date, in each case, following the occurrence of sub-clause (ii) hereof; provided, however, that all unvested shares of restricted common stock shall vest immediately upon the sale of all or substantially all of the assets of the Company or upon the merger or reorganization of the Company following which the equity holders of the Company immediately prior to the consummation of such merger or reorganization collectively own less than fifty percent (50%) of the voting power of the resulting entity (a “Change of Control”).

Termination of Employment Agreement and Entry into Consulting Agreement

On October 15, 2015 (Effective Date), the Company entered into a Separation and Consulting Agreement and Mutual Release by and between John Petrocelli, Bulldog DM, LLC and LiveXLive, Corp., whereby none of the 500,000 shares of restricted common stock granted to John pursuant were earned and all of the 500,000 shares are automatically forfeited as of the Effective Date.

As part of the termination of employment agreement the Company entered into a consulting agreement with Bulldog DM LLC ("Consultant"), an entity controlled by John Petrocelli where the Consultant shall provide to LiveXLive multi-year digital rights aggregation consulting services for live streamed music festival for a monthly consulting fee in the amount of Twelve Thousand Five Hundred Dollars ($12,500), payable semi-monthly on the sixteenth (16th) day of the month and the last day of the month.

Accounting Treatment of the Compensation Arrangements

(i) Salary: $67,500 was recorded as professional fees – consulting fees for the reporting period ended December 31, 2015.

(ii) Performance Bonus: No performance bonus was granted.

(iii) None of 500,000 restricted stock granted were earned and all of which were forfeited.

Note 8 – Deficit

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares which shall be common stock, par value $0.001 per share.

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

On November 17 and December 19, 2014, and March 19 and March 20, 2015, the Company entered into four separate securities purchase agreements with four accredited investors, pursuant to which the Company agreed to issue an aggregate of 675,000 Units (each, a “Unit”) at $1.00 per unit for $675,000 in cash with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $338,850 ($0.50 per common share) and $336,150 ($0.50 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On June 19, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 150,000 Units (each, a “Unit”) at $1.00 per unit for $150,000 in cash with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $75,675 ($0.50 per common share) and $74,325 ($0.50 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On July 23, July 28, August 6, August 31 and September 21, 2015, the Company entered into five separate securities purchase agreements with five accredited investors, pursuant to which the Company agreed to issue an aggregate of 131,250 Units (each, a “Unit”) at $2.00 per unit for $262,500 in cash with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $131,847 ($1.00 per common share) and $130,653 ($1.00 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

On December 24 and December 31, 2015, the Company entered into five separate securities purchase agreements with five accredited investors, pursuant to which the Company agreed to issue an aggregate of 100,000 Units (each, a “Unit”) at $2.00 per unit for $200,000 in cash with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $100,440 ($1.00 per common share) and $99,560 ($1.00 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

Issuance of Common Stock to Employees

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

On October 5, 2015, the Company entered into a consulting agreement whereby Schuyler Hoversten joined the Company as Chief Revenue Officer of LXL for three (3) months or until sooner terminated. Mr. Hoversten was granted 250,000 shares of the Company’s restricted common stock in conjunction with his employment agreement. The Company valued these shares at $1.00 per share, the most recent PPM price, or $250,000, on the date of grant and recognized the compensation expense of $250,000 for the quarter ending December 31, 2015.

On October 6, 2015, the Board of Directors of the Company appointed Blake Indursky as the Executive Vice Chairman and Senior Vice President of Operations of the Company. Mr. Indursky has been a member of the Company’s Advisory Board since August 2015. Mr. Indursky’s employment agreement provides for a twelve-month term, renewable on an annual basis unless terminated by either party thereto, compensation of $10,000 per month and 250,000 shares of the Company’s restricted common stock which shall vest equally on a monthly basis over the twelve (12) month term of the Employment Agreement. The Company valued these shares at $1.00 per share, the most recent PPM price, or $250,000, on the date of grant and recognized the compensation expense of $62,500 for the quarter ending December 31, 2015.

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

For the nine months ended December 31, 2015, 158,333 common shares, were valued at $1.00 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

For the nine months ended December 31, 2015, 225,000 common shares, were valued at $0.50 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

During the nine months ended December 31, 2015, the Company entered into Advisory Board Agreements with two (2) additional individuals. Pursuant to the Advisory Board Agreements, these additional Advisory Board Members agreed to provide advisory service to the Board and officers of the Company on various business matters for one (1) year in exchange for 150,000 shares in the aggregate of restricted common stock of the Company. The restricted stock vests after one (1) year, and is subject to a lock-up period of one (1) year after vesting. A total of 150,000 of these restricted shares were valued at $1.00 per share, the most recent PPM price during the relevant periods when earned.

For the nine months ended December 31, 2015, 29,167 common shares, were valued at $1.00 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

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

•	During the fiscal year ended March 31, 2015, the Company entered into seven (7) Consulting Services Agreements with five (5) additional individuals. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 370,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting. A total of 170,000 of these restricted shares were valued at $1.00 per share and 200,000 of these restricted shares were valued at $0.50 per share, the most recent PPM price during the relevant periods when earned.

•	For the nine months ended December 31, 2015, 85,000 common shares, were valued at $1.00 per share, or $85,000, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

•	For the nine months ended December 31, 2015, 100,000 common shares, were valued on the date of grant at $0.50 per share, or $50,000, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

•	During the nine months ended December 31, 2015, the Company entered into two (2) Consulting Services Agreements with two (2) additional individuals. Pursuant to the Consulting Agreements, the Company agreed to issue a total of 75,000 shares of the Company’s restricted common stock to the consultants for services to be performed for one (1) year. These shares will vest in two (2) years, and are subject to a lock-up period of two (2) years after vesting.

For the nine months ended December 31, 2015, 25,000 common shares, were valued at $0.50 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees.

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

During the nine months ended December 31, 2015, in return for receiving certain discounts on legal fees in the future the Company has granted a stock option to its legal advisors pursuant to which such legal advisors may purchase up to $750,000 of the Company’s equity securities issued in the Company’s next financing round at the same price per security paid by other investors in such financing round (or if no qualifying financing round occurs by December 31, 2015, then at valuation equal to the valuation of the Company at the time the stock option was granted, to be agreed upon by the parties in good faith). Such stock option, which has a five-year term, becomes exercisable in proportion to the discount earned up to a maximum discount.

During the nine months ended December 31, 2015, the Company entered into a services agreement with a media publishing firm (the “Media Agreement”). Pursuant to the Media Agreement, the firm agreed to provide certain creative services in connection with the name, logo and brand identity for the Company’s wholly-owned subsidiary LiveXLive, Corp., in exchange for $35,000 in cash and $15,000 in equity-in-lieu of cash. The Company issued 15,000 common shares in equity-in-lieu of cash, which were valued at $0.50 per share, the most recent PPM price during the quarter ended June 30, 2015 when earned and recorded as consulting fees related to the Media Agreement. In addition, the Company granted an aggregate of 45,000 shares of restricted common stock to two (2) consultants involved with the production and distribution of the Rock in Rio festival held in Rio de Janeiro during September 2015. For the quarter ended December 31, 2015, 45,000 common shares, were valued at $1.00 per share, the most recent PPM price during the relevant periods when earned and recorded as consulting fees related to the production and distribution services.

Warrants

Assumed Warrants Issued in September 2011 by Loton

Upon consummation of the Merger on April 28, 2014, the Company assumed the September 23, 2011warrant issued to Trinad LLC, pursuant to the Management Agreement, to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring ten (10) years from the date of original issuance.

Fiscal 2016 Issuances

During the nine months ended December 31, 2015, the Company issued warrants to purchase an aggregate of 381,250 shares with an exercise price of $0.01 per share expiring four years from the date of issuance as part of the sale of equity units.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility (*)	25.42-36.51%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.145-1.535%

*	As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected three (3) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within live entertainment industry which the Company engages in to calculate the expected volatility. The Company calculated those three (3) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The estimated relative fair value of warrants to purchase 150,000 shares with an exercise price of $0.01 per share was $74,325, warrants to purchase 131,250 shares with an exercise price of $0.01 per share was $130,653, warrants to purchase 100,000 shares with an exercise price of $0.01 per share was $99,560, at the date of issuances using the Black-Scholes Option Pricing Model.

Summary of Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, March 31, 2015	1,475,000	$ 0.01 - 0.15	$0.12	$		$-

Granted	381,250	0.01	0.01		379,530	-

Canceled for cashless exercise	(-)	-	-		-	-

Exercised (Cashless)	(-)	-	-		-	-

Exercised	(581,250)	0.01	0.01			-

Expired	-	-	-		-	-

Balance, December 31, 2015	1,275,000	$ 0.01 - 0.15	$0.12	$		-

Amortized, December 31, 2015	1,275,000	0.01 - 0.15	0.12			-

Unamortized, December 31, 2015	-	$-	$-		$-	-

 The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.01 - 0.15	1,275,000	5.68	$0.11	1,275,000	5.68	$0.11

Note 9 - Concentration of Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2015, substantially all (95%) of the Company’s cash was held by major financial institutions in the United Kingdom and the balance at certain accounts may exceed the maximum amount insured by the Financial Services Compensation Scheme (FSCS) (£85,000 per account, per authorized institution as of December 31, 2010).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 10 - Foreign Operations

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

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no certain reportable subsequent event(s) to be disclosed.

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

We continue to expand into live music and in February 2015, we formed a new 100% owned subsidiary FestreamTV that subsequently changed its name to LiveXLive (“LXL”) in May 2015. LXL’s mission is to aggregate thousands of hours of live music and content driven by live music through mutually beneficially relationships with the world’s top talent, music companies, festivals and promoters. LXL plans to showcase professionally produced, innovative, immersive and experiential live broadcasts in HD. We expect that fans will have the opportunity to see their favorite festivals, concerts and experiences on any screen they choose across all video platforms and devices from mobile to the home. We intend for these fans to be able to view concert experiences from any connected device with exclusive access only LXL brings from the stage to backstage, inside dressing rooms, and places previously off limits to anyone but VIPs and artists.

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

OCHL

OCHL was incorporated in England and Wales on October 17, 2012 to become a comprehensive digital music and entertainment company. OCHL wholly-owns Obar Camden, a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KoKo located in Camden, London. KoKo provides live shows, club nights, corporate and other events at KoKo. The venue has been used to record live performances which have been broadcast to an international audience. KoKo has a single, well-established venue.

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

The Company’s strategy is to grow and innovate through the initiatives listed below:

·	Selectively expanding into additional top global music markets, both internationally and domestically, with new venues that host artists from emerging talent to global super-stars, offer a stunning lifestyle and VIP services, and deliver premium consumer music experiences.
·

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

As of December 31, 2015, the Company had total assets of $2,672,280, comprised primarily of cash of $1,314,553, accounts receivable of $20,943, inventories of $54,084, prepayments and other current assets of $330,933, and net property and equipment of $906,341. The Company had current liabilities of $6,751,703 comprised of accounts payable of $1,062,793, management service obligation to related party of $1,000,000, short term notes of $3,185,624 outstanding to investors and accrued expenses and other current liabilities of $1,007,238 as of December 31, 2015.

The Company depends upon debt and equity financing and, as of December 31, 2015, net cash generated from operations of OCHL, to fund its ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms, or if cash generated from operations of OCHL is inadequate to satisfy our working capital, capital expenditure and debt service requirements, the Company may curtail its plan of operations. The Company may be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. Trinad Capital made additional advances to the Company in August and September 2015 totaling $540,000. On July 10, 2015, the Company and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances. As of December 31, 2015, $1,185,500 principal and $21,704 accrued interest payable was outstanding under the Second Senior Note. On November 23, 2015, the Company and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000.

On June 19, 2015, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 150,000 Units (each, a “Unit”) at $1.00 per unit for an aggregate purchase price of $150,000 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

On July 23, July 28, August 6, August 31 and September 21, 2015, the Company entered into five separate securities purchase agreements with five accredited investors, pursuant to which the Company agreed to issue an aggregate of 131,250 Units (each, a “Unit”) at $2.00 per unit for $262,500 in cash with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock (each, a “Warrant”). The Warrants are exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share.

On December 24 and December 31, 2015, the Company entered into five separate securities purchase agreements with five accredited investors, pursuant to which the Company agreed to issue an aggregate of 100,000 Units (each, a “Unit”) at $2.00 per unit for $200,000 in cash with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $100,440 ($1.00 per common share) and $99,560 ($1.00 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

During the period ended December 31, 2015, the Company issued 231,250 shares of its common stock for $2,312 in cash in connection with the exercise of warrants at $0.01 per share.

Net cash used in operating activities was $1,560,542 for the period ended December 31, 2015.

Cash used in investing activities was $61,396 for the period ended December 31, 2015, consisting of purchases of property and equipment.

Cash provided by financing activities was $2,075,787 for the periods ended December 31, 2015. Cash provided by financing activities primarily reflects: (i) proceeds received from related parties, (ii) proceeds received from sales of equity units, (iii) repayments of notes payable to related parties of $439,500.

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

Revenues

OCHL’s revenues decreased by $365,111, or 16%, to $1,936,770 for the three months ended December 31, 2015 from $2,301,881 in the corresponding period of the prior year. The decrease in revenues for the three months ended December 31, 2015 reflects: (i) a decrease in the number of live shows due to a slower post summer touring season and (ii) a decrease in revenue per event for the Friday night club NME and Saturday night events. OCHL’s revenues decreased by $415,866, or 8%, to $5,322,665 for the nine months ended December 31, 2015 from $5,738,531 in the corresponding period of the prior year. The decrease in revenues for the nine months ended December 31, 2015 reflects: (i) a decrease in revenue per event for the Friday night club NME and Saturday night events and (ii) lower revenue per event from corporate events.

Cost of Revenue

Cost of revenue of OCHL decreased by $39,011 or 13% to $280,110 and $117,760, or 16% to $734,179, for the three and nine months ended December 31, 2015, respectively, compared with the corresponding periods of the prior year. The decrease in cost of revenue primarily reflects the lower sales noted above. The mix of revenue streams continue to affect margins, however nominal.

Gross Margin

Gross margin of OCHL decreased by $76,911, or 4%, to $1,905,849 for the three months ended December 31, 2015 from $1,982,760 in the corresponding period of the prior year. Gross margin of OCHL decreased by $298,106, or 6%, to $4,588,486 for the nine months ended December 31, 2015 from $4,886,592 in the corresponding period of the prior year. The decrease in gross margin for the three and nine months ended December 31, 2015 primarily reflects lower sales as noted above.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense.

Selling expenses for the three months ended December 31, 2015 increased by $128,438 to $106,860 from $(21,578) in the corresponding period of the prior year. Selling expenses for the nine months ended December 31, 2015 increased by $124,814 to $313,956 from $198,142 in the corresponding period of the prior year. The increase in selling expenses is due mainly to increased efforts to promote the venue and sell the services.

Management Services – Related Parties Expenses

Management services – related parties consist of management fees paid and accrued by the Company under agreements with Trinad Management, LLC and Mint Group Holdings Limited (“Mint Group”). During the three and nine months ended December 31, 2015, the Company paid management fees to Trinad Management, LLC of $90,000 and $270,000, respectively, and Mint Group of $30,331 and $92,578, respectively.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, licenses, outside contractor’s costs, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses decreased by $139,740, or 19%, to $858,834 for the three months ended December 31, 2015 from $718,594 in the corresponding period of the prior year. General and administrative expenses increased by $587,778, or 28%, to $2,723,194 for the nine months ended December 31, 2015 from $2,135,416 in the corresponding period of the prior year. The decrease in general and administrative expense for the three and nine months ended December 31, 2015 compared with the corresponding period of the prior year was primarily due to increased consulting and employment compensation associated with the Company’s digital streaming business activities and commencement of its wholly-owned subsidiary, LiveXLive.

Operating Expenses

Total operating expenses increased by $400,739, or 20%, to $2,362,395 for the three months ended December 31, 2015 from $1,961,656 in the corresponding period of the prior year. Total operating expenses decreased by $300,889, or 4%, to $7,435,955 for the nine months ended December 31, 2015 from $7,736,844 in the corresponding period of the prior year. The decrease in operating expenses for the three months ended December 31, 2015 compared with the corresponding period of the prior year reflects increased general and administrative expenses as noted above. The decrease in operating expenses for the nine months ended December 31, 2015 compared with the corresponding period of the prior year was due mainly to one-time charge of acquisition-related cost associated with the Merger.

Other (Income) Expense

Other expense was $28,874 for the three months ended December 31, 2015 and $120,965 for the nine months ended December 31, 2015 which reflects interest incurred in connection with the Company’s notes payable.

Income Tax Provision

The income tax provision was $82,544 the three months ended December 31, 2015 and was $180,353 for the nine months ended December 31, 2015.

Net Income (Loss)

The net results attributable to the Company’s stockholders were a net loss of $567,964 and $2,741,790 for the three months ended December 31, 2015 and 2014, respectively, and a net loss of $3,148,787 and $5,769,673 for the nine months ended December 31, 2015 and 2014 respectively. The net results attributable to non-controlling interest was net income of $190,497 and a net loss of $219,863 for the three months ended December 31, 2015 and 2014, respectively, and net income of $266,786 and a net loss of $467,376 for the nine months ended December 31, 2015 and 2014, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective for the period ended December 31, 2015for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on December 31, 2015:

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

The case has been brought because the Council has granted a planning permission for a multiple occupancy residential development adjacent to KoKo.  Obar Camden believes that the Council did not properly seek to understand and consider the potential for conflict between the venue and new residents being in such close proximity to each other and without requiring adequate sound insulation measures to be in place to ensure that the parties can co-exist peacefully.   The grant of the permission in its current form leaves the venue potentially vulnerable to complaints, which in turn could have adverse consequences for KoKo’s premises license.

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

On December 24 and December 31, 2015, the Company entered into five separate securities purchase agreements with five accredited investors, pursuant to which the Company agreed to issue an aggregate of 100,000 Units (each, a “Unit”) at a purchase price per Unit of $2.00 per share for an aggregate purchase price of $200,000 with each unit consisting of one common share in the capital of the Company (each, a “Share”) and one warrant to purchase a share of Company common stock exercisable for a period of four (4) years from the date of original issuance at an exercise price of $0.01 per share (each, a “Warrant”), $133,200 ($1.00 per common share) and $66,800 ($1.00 per warrant share) were allocated as the relative fair value of the common stock and warrants, respectively.

During the nine months ended December 31, 2015, the Company issued 231,250 shares of common stock for an aggregate purchase price of $1,500 in connection with the exercise of warrants to purchase shares of the Company’s commons stock at $0.01 per share.

During the nine months ended December 31, 2015, in return for receiving certain discounts on legal fees in the future the Company has granted a stock option to its legal advisors pursuant to which such legal advisors may purchase up to $750,000 of the Company’s equity securities issued in the Company’s next financing round at the same price per security paid by other investors in such financing round (or if no qualifying financing round occurs by December 31, 2015, then at valuation equal to the valuation of the Company at the time the stock option was granted, to be agreed upon by the parties in good faith). Such stock option, which has a five-year term, becomes exercisable in proportion to the discount earned up to a maximum discount.

During the nine months ended December 31, 2015, the Company entered into a services agreement with a media publishing firm (the “Media Agreement”). Pursuant to the Media Agreement, the firm agreed to provide certain creative services in connection with the name, logo and brand identity for the Company’s wholly-owned subsidiary LiveXLive, Corp., in exchange for $35,000 in cash and $15,000 in equity-in-lieu of cash. In addition, the Company granted an aggregate of 45,000 shares of restricted common stock to two (2) consultants involved with the production and distribution of the Rock in Rio festival held in Rio de Janeiro during September 2015.

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

LOTON, CORP

Date: February 22, 2016	By:	/s/ Robert Ellin
Robert Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ David R. Wells
David R. Wells
Principal Financial Officer