Form 10-K
period 2016-03-31
LOTON, CORP
filed 2016-07-19
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-167219

LOTON, CORP.

(Exact name of registrant as specified in its charter)

Nevada	90-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 South Beverly Drive Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (310) 601-2500

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2015, was approximately $53,009,978. For the sole purpose of making this calculation, (i) the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the registrant’s common stock, and (ii) in light of the very limited trading of the registrant’s common stock, such aggregate market value was determined based on the then most recent price per share at which the registrant sold its common stock in a private placement during the quarter ended September 30, 2015.

As of July 11, 2016, the registrant had outstanding 45,792,138 shares of common stock, $0.001 par value.

EXPLANATORY NOTE NO. 1

On April 30, 2014, Loton, Corp (the “Company,” we,” “us”, “our” or the “Registrant”) filed with the Securities and Exchange Commission (the “SEC”) its Current Report on Form 8-K (as amended on June 30, 2014, the “Merger 8-K”), with respect to our entry into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation (“Acquisition Sub”), and KOKO (Camden) Holdings (US), Inc. (“KOKO Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Mr. Robert Ellin, our Executive Chairman, President, director and controlling shareholder, and his affiliates (the “Merger”). As a result of the Merger, our primary business at such time became that of KOKO Parent became our wholly-owned subsidiary and our primary business became that of KOKO Parent and its subsidiaries, KOKO (Camden) Limited, a private limited company registered in England and Wales (“KOKO UK”), which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”), which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”).

The Merger 8-K and our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, accounted for the Merger as a reverse acquisition, with OCHL deemed the accounting acquirer and our Company deemed the accounting acquiree. The reverse acquisition was deemed a capital transaction and the net assets of OCHL (the accounting acquirer) were carried forward to us (the legal acquirer and the reporting entity) at their carrying value before the acquisition.

On July 11, 2016, our Board of Directors determined that the Merger was erroneously accounted for as a reverse acquisition for accounting purposes and that OCHL was improperly included in consolidation as our subsidiary. Our acquisition of OCHL should have been reflected as an investment accounted for under the equity method of accounting. This determination was based on an analysis by our management that we did not have sufficient control of OCHL at the date of the transaction in accordance with the current accounting rules. Therefore, this Annual Report on Form 10-K (this “Annual Report”) contains our financial statements for the fiscal year ended March 31, 2016 and restated financial statements for the fiscal year ended March 31, 2015 (the “2015 Annual Report”) that properly present the Merger and our investment in OCHL on the equity basis of accounting, and to correct the prior period for other errors.

In addition, as a result of such determination, our Board of Directors concluded that our financial statements included in the Merger 8-K, the 2015 Annual Report and in each of our Quarterly Reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 2015, respectively, should no longer be relied upon because of this error. After the filing of this Annual Report, our Board of Directors will determine if any of these prior reports should be restated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A. Risk Factors” of this Annual Report. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	our auditors having issued a going concern opinion;
•	our ability to obtain additional financing to fund our operations;
•	our dependence on certain key personnel, namely Mr. Ellin, our Executive Chairman, President and controlling stockholder, and our ability to retain, assimilate and hire in the future qualified employees;
•	intense competition in the live music industry, and our inability to maintain or increase our current revenue;
•	our ability to achieve or sustain profitability in the future;
•	entertainment and leisure events and factors adversely affecting our business;
•	not having greater than 50% ownership of the KOKO nightclub;
•	our directors and officers not holding the majority of voting rights to control or to submit to stockholders for approval matters related to the operations of OCHL, OCL or KOKO; our business being highly sensitive to public tastes and is dependent on our ability to maintain our attractiveness and reputation;
•	our business depending on relationships between key promoters, executives, agents, managers, artists and clients;

•	unfavorable outcomes in material litigation matters or governmental inquiries, including uncertainty of the ongoing OCHL and OCL litigation with Mr. Bengough;
•	future acquisitions and us taking certain actions in connection with such transactions;
•	OCL currently operating in the London market and our ability to expand internationally which may expose us to risks not found doing business in the United Kingdom;
•	OCL and/or LXL’s ability to adequately protect its intellectual property rights or risk of being accused of infringing upon intellectual property rights of third parties;
•	exchange rates fluctuations;
•	risk of personal injuries and accidents in connection with OCL’s live music events, which could subject us or OCL to personal injury or other claims and increase our expenses, as well as reduce attendance at OCL’s live music events, causing a decrease in our revenue;
•	activities or conduct, such as illegal drug use, at OCL’s properties or the events OCL produces may expose OCL to liability, cause OCL to lose business licenses or government approvals, result in the cancellation of all or a part of an event or result in adverse publicity;
•	costs associated with, and our ability to obtain, adequate insurance;
•	costs associated with capital improvements;
•	OCL being subject to extensive governmental regulation, and our ability to comply with these regulations;
•	our ability to acquire and develop live music festival streaming rights, and any inability to fund the significant up-front cash requirements associated with our live music streaming platform;
•	failure to develop and grow LXL’s user base, or if ad engagement on our platform declines;
•	LXL’s ability to compete effectively for users and advertiser spend;
•	LXL’s products and services containing undetected software errors;
•	LXL’s products and services containing open source software, and LXL licensing some of its software through open source projects, which may pose particular risks to LXL proprietary software, products, and services;
•	OCL’s, LXL’s and/or our need for, and ability to obtain, additional financing;
•	our dependence in part on the promotional success of our marketing, advertising and promotional campaigns;
•	our ability to deal with potential difficulties associated with rapid growth;
•	occurrence of extraordinary events, such as terrorist attacks;
•	continued worldwide macroeconomic and geopolitical instability; and
•	occurrence of any natural or other disasters;

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this prospectus to reflect any new information or future events or circumstances or otherwise.

PART I

ITEM 1.      BUSINESS

Organizational History

We were incorporated in the State of Nevada on December 28, 2009 to provide 3D rendering, animation and architectural visualization services using advanced computer technology to produce photo realistic 3D rendering, walk-through animation and 360-degree panorama. We are now a holding company primarily engaged in the emerging live and digital music space content, including live music events, through LiveXLive, Corp., our operating subsidiary. As more fully described below, we have three direct subsidiaries, LiveXLive, Corp., KOKO (Camden) Holdings (US), Inc. and KOKO (Camden) UK Limited, the results of which we consolidate for our financial reporting purposes, and two indirect investment subsidiaries, Obar Camden Holdings Limited (“OCHL”) and Obar Camden, Ltd. (“OCL”).

On April 28, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Loton Acquisition Sub I, Inc., a Delaware corporation and our wholly owned subsidiary (“Acquisition Sub”), and KOKO (Camden) Holdings (US), Inc. (“KOKO Parent”), a Delaware corporation and a wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Mr. Ellin and his affiliates. Pursuant to the Merger Agreement, Acquisition Sub merged with and into KOKO Parent and KOKO Parent became our wholly-owned subsidiary (the “Merger”). As a result of the Merger, our primary business at such time became that of KOKO Parent and its subsidiaries, KOKO (Camden) Limited, a private limited company registered in England and Wales (“KOKO UK”) which owns 50% of OBAR Camden Holdings Limited, a private limited company registered in England and Wales (“OCHL”) which in turn wholly-owns its operating subsidiary OBAR Camden Limited, a private limited company registered in England and Wales (“OCL”). Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, JJAT received 29,000,000 shares of our common stock, representing approximately 77% of our issued and outstanding common stock immediately after the Merger.

On February 24, 2015, we formed LiveXLive, Corp. (formerly FestreamTV, Corp.), our wholly-owned Delaware subsidiary, to engage in the emerging live and digital music space.

Consolidated Subsidiaries

LiveXLive, Corp. — LiveXLive, Corp. (“LXL”), our wholly-owned subsidiary, was incorporated under the laws of the State of Delaware on February 24, 2015. LXL’s mission is to aggregate live music and content driven by live music through mutually beneficial relationships with the world’s top talent, music companies, festivals and promoters and to provide fans with the opportunity to see their favorite festivals, concerts and experiences on any screen they choose across all video platforms and devices from mobile to home.

KOKO (Camden) Holdings (US), Inc. — KOKO (Camden) Holdings (US), Inc. was incorporated under the laws of Delaware on March 17, 2014, and was formed for the purpose of facilitating the purchase of Obar Camden Holdings Limited and represents the only transactions for which it is responsible.

KOKO (Camden) UK Limited — KOKO Camden UK, a private limited company registered in England and Wales on November 7, 2013, serves as an alter ego of KOKO Camden US, holds as an investment a 50% non-controlling interest in Obar Camden Holdings Limited, was established as a potential tax instrumentality for the eventual acquisition of a 100% interest in Obar Camden Holdings Limited that eventually failed to materialize. Other than a Promissory Note made by Mr. Oliver Bengough to fund his acquisition of certain minority interests in Obar Camden Holdings Limited, KOKO Camden UK is inactive and has no other assets or liabilities.

Investment Subsidiaries

Obar Camden Holdings Limited — Obar Camden Holdings Limited ("OCHL") was incorporated on October 17, 2012 as a private limited company registered in England and Wales. OCHL was formed by Obar Camden’s stockholders for the sole purpose of acquiring some or all of the registered shares of Obar Camden. OCHL is the parent of Obar Camden Ltd., and is our directly 50%-owned subsidiary. From October 17, 2012 to November 20, 2012, the date of the recapitalization, OCHL was inactive and had no assets or liabilities. OCHL was formed by OCL’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of OCL. OCHL is 50% co-owned by Mr. Olly Bengough, who was our former Chief Executive Officer and Director.

Obar Camden Ltd. — Obar Camden Ltd. ("OCL"), is our indirect, 50%-owned subsidiary, that was incorporated on November 13, 2003 as a private limited company registered in England and Wales. OCL engages in the operations of the nightclub and live music venue “KOKO” in Camden, London, England. OCL is 50% co-owned by Mr. Bengough.

Business Overview

We are a holding company primarily engaged in the emerging live and digital music space, including live music events, through LXL, our operating subsidiary. LXL intends to be the world's first premium live music streaming network that will deliver around the clock live music to viewers on any connected device as an authentic and experiential platform. The platform plans to offer the world's leading music festivals with multiday and multistage coverage, unique concerts, intimate performances and cutting edge programming. We plan to extend the live experience to fans on desktop, laptop, mobile, tablets, consoles, connected TVs and virtual reality platforms. The LiveXLive network expects to provide compelling and curated content that showcases the entire spectrum of music to include music inspired fashion, food, and lifestyle content and showcase interviews, backstage access and both fan and artist perspectives. We intend to feature all genres of music including rock, pop, indie, alternative, EDM, country and feature major festival headliners as well as emerging artists performing at clubs and venues around the globe. LXL’s website is www.livexlive.com.

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

In addition, as a result of our 50% ownership in OCHL and our indirect, 50%-owned ownership of OCL, we indirectly engage in the operations of KOKO. KOKO provides live shows, club nights, corporate and other events at KOKO as well as digital broadcasts. The venue has been used to record live performances which have been broadcast to an international audience.

Business Objective

Our strategy is to provide the first independent global live music and lifestyle streaming network delivering around the clock live music to viewers on any connected device as an authentic and experiential platform to grow revenue, earnings and cash flow. LXL will provide consumers with the opportunity to view the most sought after live music around the globe via any distribution channel on a 24/7/365 basis. The platform will offer the world’s leading music festivals with multi-day and multi-stage coverage, unique concerts, intimate performances and cutting edge programming.

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

In addition, we plan to leverage KOKO’s success and brand in live entertainment and relationships with fans, artists and advertisers to capture originated content, create owned/co-owned branded activity and develop new and complimentary brand extensions and intellectual property. We will need additional capital to drive this process and address present working capital expenditures.

Competition

LiveXLive

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

Our Investment Interest in KOKO

With regards to OCHL and our investment interest in KOKO, competition in the live entertainment industry is intense. We believe that KOKO competes primarily on the basis of its ability to deliver quality music events and provide enhanced fan and artist experiences. We believe that KOKO’s primary strengths include:

•	the quality of service delivered to artists, fans and corporate sponsors;
•	a track record in producing live music concerts, club nights and corporate events at KOKO; and
•	a track record in producing live music concerts, club nights and corporate events at KOKO; and artist relationships.

Although we believe that KOKO’s products and services currently compete favorably with respect to such factors, we cannot provide any assurance that KOKO can maintain its competitive position against current and potential competitors, especially those with significantly greater brand recognition, or financial, marketing, support, technical and other resources.

In the markets in which KOKO produces music concerts, it faces competition from both promoters and other venue operators. We believe that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations. KOKO’s main competitors in the live music industry include all other live music venues in London including without limitation the Forum, Electric Brixton, the Electric Ballroom, the Village Underground and the Shepherd’s Bush Empire. Some of KOKO’s competitors in the live music industry may have greater financial resources than we do which may enable them to gain a greater competitive advantage in relation to us.

Material Contracts Impacting Our Investment Interest in KOKO

The OCHL Shareholders’ Agreement

On February 12, 2014, (1) Mr. Bengough, and (2) KOKO UK, Mr. Ellin, Trinad Master Fund (collectively, the “Ellin Parties”) and (3) OCHL entered into a Shareholders’ Agreement (the “OCHL Shareholders’ Agreement”) pursuant to which, amongst other terms, the parties agreed that each of Mr. Ellin and Mr. Bengough shall constitute the Board of Directors of OCHL and each shall be restricted from taking actions on behalf of OCHL without the written consent of the other individual, including, but not limited to, changes in the nature of the business, amendments to governing documents, restructuring or recapitalizations, issuances of stock, purchases of material assets, entry into material contracts, incurring or guaranteeing debt, removal of any director or restructure the board of OCHL. Because OCHL is the sole parent of OCL, our ability to manage OCHL and OCL is subject to the terms of the OCHL Shareholder Agreement and Mr. Bengough’s consent is required for most material actions to be taken by OCHL and OCL, so long as the OCHL Shareholders’ Agreement remains in effect. Each of Mr. Bengough and Mr. Ellin are entitled to serve on the board of OCHL so long as the OCHL Shareholders’ Agreement is in effect, and the board cannot take action without the consent of both board members. Pursuant to the OCHL Shareholder Agreement, any cash distributions by OCHL must be distributed pro rata to each of KOKO UK and Mr. Bengough. Finally, the OCHL Shareholder Agreement restricts the transfer of shares in OCHL or OCL by KOKO UK or Mr. Bengough and grants each a right of first refusal and the right to have the proposed shares valued by an independent accounting firm and sold to the other party at a price determined by valuation rather than the price necessarily offered by the prospective purchaser.

Variation to Shareholders Agreement

On April 24, 2014, the OCHL Shareholders Agreement was amended pursuant to the terms of the Variation to Shareholders Agreement (“Variation Agreement”) among Mr. Bengough, KOKO UK, the Ellin Parties, OCHL, OCL, JJAT and our Company which, amongst other terms, (1) joined OCL, JJAT and the Company as parties to the OCHL Shareholders Agreement, and (2) Mr. Bengough also agreed to transfer all of his interests in OCHL in exchange for 29,000,000 shares of our common stock to be issued in a private placement transaction, which would constitute no less than 42.5% of our outstanding capital stock on a fully diluted basis (but before our future issuance of up to 3,200,000 shares of our common stock to our advisors, consultants and key employees as approved by our Board of Directors) and pursuant to the OCHL Shareholders’ Agreement, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom. We agreed to indemnify Mr. Bengough from any adverse tax expenses and costs required to be paid by Mr. Bengough in connection with the transfer of his interests in OCHL. To date, the parties to the Variation Agreement have been unable to reach an agreement on mutually acceptable documentation to effect the share exchange described above. We are presently continuing to co-operate with Mr. Bengough in leading OCHL’s day-to-day business.

The Variation Agreement and the related OCHL Shareholders’ Agreement remain in full force and effect, subject to any court mandated changes or orders made with respect to the Petition (for a detailed discussion of the Petition, see Item 3. Legal Proceedings). Pursuant to the terms of the OCHL Shareholders’ Agreement and Variation Agreement, each of Mr. Ellin and Mr. Bengough constitute the Board of Directors of OCHL and each of Mr. Bengough and Mr. Ellin are restricted from taking actions on behalf of OCHL without the written consent of the other individual.

Employees

As of March 31, 2016, we had 4 full-time employees including our executive assistant, and a consultant that serves as LXL’s Chief Revenue Officer. Other than as noted here, we presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business limited time until funding and capital resources are available to implement our plan of operations.

As of March 31, 2016, OCL, our 50% owned investment, had approximately 60 full-time employees including 8 salaried positions for operations, sales and marketing, and administration. OCL’s weekly staffing needs vary throughout the year depending upon the number and type of events appearing at KOKO and consist principally of personnel associated with running the bar and coatroom. OCL also hires third party providers for KOKO security, cleaning and technical crews.

Going Concern

We are dependent upon the receipt of capital investment and other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. We may be required to obtain alternative or additional financing, from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended March 31, 2016 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Management Agreement

On September 23, 2011, we entered into a Management Agreement (the “Management Agreement”) with Trinad Management, LLC (“Trinad Management”). Pursuant to the Management Agreement, Trinad Management has agreed to provide certain management services to us for a period of 3 years, including, without limitation, the sourcing, structuring and negotiation of business combination transactions involving us. Under the Management Agreement, we compensate Trinad Management for its services to us with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive 3-month period during the term of the Management Agreement and with $1,000,000 due at the end of the 3-year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issued a warrant to purchase 1,125,000 shares of our common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of 10 years from the date of the Management Agreement.

The payment of the $1,000,000 fee has been accrued and reflected as a liability as of March 31, 2016 and 2015. Trinad Management continues to provide service at $30,000 per month on a month-to-month basis.

Properties

Our principal executive offices are subleased from Trinad Management LLC for no cost to us where we maintain a 1,840 sq. ft. office space. We anticipate to continue to sublease such space at no cost to us for the foreseeable future. We believe that such property is in good condition and is suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 1A.   RISK FACTORS

An investment in shares of our common stock is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. Before investing in our common stock you should carefully consider the risks described below, together with the financial and other information contained in this Annual Report, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment. Only those investors who can bear the risk of loss of their entire investment should invest in our common stock.

RISKS RELATING TO OUR BUSINESS

Because our auditors have issued a going concern opinion, there is a substantial uncertainty that we will continue operations, in which case you could lose your investment.

Our auditors have issued a going concern opinion in their report on our financial statements for the fiscal years ended March 31, 2016 and 2015. Our historical operating losses raise substantial doubt about our ability to continue as a going concern. If we do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our business plans and operations, which could cause investors to lose the entire amount of their investment. We had no revenues for the year ended March 31, 2016, and our operating expenses were $3,979,000 and we incurred a net loss of $3,746,944. Our accumulated deficit as of March 31, 2016 was $13,846,171 and we have had recurring losses from operations. We anticipate incurring additional losses until such time we can generate significant revenues, and/or reduce operating costs.

We have not yet established revenues sufficient to cover our current level of operating costs for at least the next 12 months and allow us to continue as a going concern. Our ability to meet our total liabilities of $4,987,584 as of March 31, 2016, and to continue as a going concern, is dependent on us obtaining adequate capital to fund operating losses until we become profitable. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtained on acceptable terms. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. As of March 31, 2016, we had cash in the amount of $36,898 and accumulated deficit of $13,846,171 in stockholders’ equity.

As a result of our going concern qualification, there is an increased risk that you could lose the entire amount of your investment in our company.

We may not be able to obtain additional financing to fund our operations.

We will need to raise additional funds in the future. There can be no assurance that sufficient equity and/or debt financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to us. Should we fail to obtain additional debt financing or raise additional capital, we may not be able to achieve our longer term business objectives and may face other serious adverse consequences. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and may require us to provide collateral to secure the loan. In addition, in a liquidation, debtholders will be entitled to repayment before any proceeds can be paid to our equityholders.

Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of current and any future litigation. Unfavorable rulings in such legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. For example, an unfavorable ruling against us in the current case with respect to the Petition filed by Mr. Bengough, or a determination by the judge presiding over the Petition to force OCL into bankruptcy proceedings, would have a material adverse impact on our financial results, business and operations. See Item 3. Legal Proceedings for a detailed discussion of the Petition.

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

We are heavily dependent on certain key personnel, namely Mr. Ellin, our Executive Chairman, President and controlling stockholder, who has extensive knowledge with respect to our business and thus, the loss of Mr. Ellin may adversely affect our business.

We are heavily dependent upon the expertise of our key officer and director, Mr. Ellin, who has extensive knowledge about our business and our operations, and the loss of Mr. Ellin would likely have a material adverse effect on our business and operations. We do not maintain key-person insurance policy for Mr. Ellin. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees in the entertainment, medial and live events industries. In addition, as we continue to develop the business of LXL, it will need to hire additional personnel. Competition for personnel with the required knowledge, skill and experiences is intense, and we may not be able to attract, assimilate or retain such personnel. We currently do not have an employment agreement with Mr. Ellin as described herein (see Item 11. Executive Compensation — Employment Agreements). The inability to attract and retain the necessary managerial, technical and sales and marketing personnel, or assimilate or retain other highly qualified employees in the future, could have a material adverse effect on our business, results of operations and financial condition.

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

The occurrence of any of such variables leading to an adverse effect on our financial performance could adversely affect our business, financial condition and results of operations

We incurred a net loss in the fiscal year ended March 31, 2016 and may experience future net losses.

We incurred a net loss of approximately $3,600,000 million in the fiscal year ended March 31, 2016 and had negative cash flows from operations for the same period. As of March 31, 2016, we had accumulated deficit of $13,846,171. We may face reduced demand for our live music events, our streaming platform and related services and other factors that could adversely affect our business, financial condition and results of operations in the future. We also expect to incur substantial development, marketing and general and administrative expenses related to our operations LXL and, to date, we have devoted most of our financial resources to development, marketing and general business activities of LXL. We expect to incur losses from LXL’s operations for the foreseeable future and these losses could increase as we continue our business activities, as well as continue to attempt to increase marketing and engagement of LXL. If we are unable to generate profits and increased cash flow, including from LXL’s ongoing operations, we may not become profitable in the future periods. Even if we achieve profitability in the future, we may not be able to sustain such profitability in subsequent periods.

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

We own 50% of KOKO.

We own 50% of the shares of capital stock of OCHL. OCHL is the sole owner of OCL which owns and operates KOKO. As 50% owner of OCHL, we have the right to appoint half of the members of the board of directors of OCHL and, as a result of the OCHL Shareholders Agreement, as amended, of OCL as well. Following the Merger, the Board of Directors of OCHL is comprised of Messrs. Ellin and Bengough and both manage OCHL pursuant to the terms of the OCHL Shareholders’ Agreement and the Variation Agreement. Pursuant to the OCHL Shareholder Agreement discussed above under the heading “Material Contracts Impacting Our Business ― The OCHL Shareholder Agreement,” and the Variation Agreement, discussed above under the heading “Material Contracts Impacting Our Business ― Variation to Shareholder’s Agreement,” we are subject to shared control of OCHL and thus of KOKO with regard to the management of KOKO so long as the OCHL Shareholder Agreement and the Variation Agreement are in effect and we control 50% or less of the shares of capital stock of OCHL. In the absence of holding a majority of voting rights, neither we nor the other owner of 50% of OCHL, Mr. Bengough, can unilaterally implement decisions pertaining to the operation or disposition of KOKO.

We continue to co-operate OCHL with Mr. Bengough and will seek expansion through other means such as acquisition of other live concert or event or media companies, licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries. We may not be able to fully leverage its strategies or to direct the expansion of the KOKO brand or enter into licensing or promotional arrangements, or to exploit the KOKO venue, without the consent of Mr. Bengough.

Our directors and officers do not hold the majority of voting rights to control or to submit to stockholders for approval matters related to the operations of OCHL, OCL or KOKO.

Pursuant to the OCHL Shareholder Agreement and the Variation Agreement, we are restricted from taking actions on behalf of OCHL without the written consent of Mr. Bengough, and Mr. Bengough’s consent is required for most material actions to be taken by OCHL and OCL, so long as the OCHL Shareholder’s Agreement and the Variation Agreement remain in effect. This severely limits the power of our shareholders to vote to take actions with respect to KOKO’s business. Therefore, our management needs to make decisions relating to the operations of KOKO in consultation with Mr. Bengough and subject to the terms of the OCHL Shareholders Agreement and the Variation Agreement.

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

 Similarly, OCL depends upon the Mint Group Holdings Limited (“Mint Group”) for management services including oversight of operational, financial and marketing activities. OCL’s contract with the Mint Group is of 1-year duration. It is generally renewed each year but there is no assurance that at the end of any given one-year term, it will be renewed. If it were not renewed, OCL would have to hire employees or enter a contract with a different service provider. As of May 20, 2016, Mint Group terminated such management services agreement with OCL. The termination of the agreement occurred in connection with the filing of the Petition by Mr. Bengough after numerous attempts and extensive efforts by us to amicably resolve the disputes between the parties. As more fully discussed in Item 3. Legal Proceedings below, in connection with the proceedings underlying the Petition, Mint Group agreed to resume providing services to OCL pending the resolution of the Petition or earlier stoppage of such services. There is no assurance that Mint Group will continue to provide any services to OCL or that OCL would be able to successfully find another service provider or within a time period that would not have a material adverse effect upon our business, financial condition and results of operations.

Another important component of our success is our ability to maintain existing relationships and to build new relationships with third-party distribution channels, advertisers, sponsors and service providers. Any adverse change in these relationships including the inability of these parties to fulfill their obligations to our businesses for any reason, would adversely affect our business, financial condition and results of operations.

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

Since Mr. Bengough has failed to close on the exchange agreement to transfer his shares of OCHL to KoKo UK, we will need to seek expansion through other means such as acquisition of other live concert or event or media companies, seeking out licensing opportunities and hiring skilled personnel in the concert venue, media and night-club operations industries.

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

RISKS RELATING TO OUR COMMON STOCK

You could lose all of your investment.

An investment in our shares of our common stock is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in our Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in our Company will fully reflect its underlying value. You could lose your entire investment.

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

In particular, the realization of any of the risks described in this Item 1A. Risk Factors could have a significant and adverse impact on the market price of our common stock.

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

You may experience dilution of your ownership interests because of the conversion or exercise of currently outstanding convertible securities or the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

As of March 31, 2016, we had a total of 1,800,000 warrants to purchase 1,800,000 shares of our common stock, which are exercisable at $0.01, outstanding with the warrants issued to Trinad Management subject to certain anti-dilution provisions.

In addition, we may issue in the future our authorized but previously unissued common stock or other equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our shares offered hereby. We are authorized to issue an aggregate of 75,000,000 shares of our common stock and 1,000,000 shares of “blank check” preferred stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

The conversion of such notes, the exercise of such warrants and/or future issuance of any additional shares of our common stock or securities convertible into shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the future to meet our working capital needs and/or debt obligations, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock or below the conversion price of such debenture or the exercise prices of such warrants.

In addition, we continually explore acquisition opportunities consistent with our strategy. These acquisitions may involve the payment of cash, the incurrence of debt or the issuance of common stock or other securities. Any such issuance could be at a valuation lower than the trading price of our common stock at the time. In addition, future financing transactions through the sale of additional shares of our common stock at or below market prices may adversely affect our stock prices. The price of our common stock could also be affected by possible sales of our common stock by hedging or arbitrage trading activity that may develop involving our common stock.

Mr. Ellin, our Executive Chairman, President and controlling stockholder, and his affiliated entities own a substantial amount of our capital stock, and he may make decisions that you do not consider to be in the best interests of our stockholders.

As of June 30, 2016, Mr. Ellin, our and Executive Chairman and President, beneficially owns approximately 42.4%% of our common stock. As a result, Mr. Ellin would have the ability to significantly impact the election of our Board of Directors, the adoption or amendment of provisions in our Certificate of Incorporation, the approval of mergers and other significant corporate transactions, and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of our Company.

Our Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our Company. The ability of our Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to our Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

There is currently a very limited public market for shares of our common stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently a very limited public market for shares of our common stock and there can be no assurance that an active market will never develop. Our common stock is currently quoted on the OTC Pink under the symbol “LIVX.” Each of the OTC Markets (of which OTC Pink is a part of) is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains quoted on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act, establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Pink. In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our shares of common stock at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

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

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•	maintain policies relating to disclosure controls and procedures;
•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;
•	institute a more comprehensive compliance function, including with respect to corporate governance; and
•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on an audit committee which we expect to establish.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act requires us to include in our Annual Reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Based upon the last evaluation conducted as of March 31, 2016, our management at the time concluded that our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. While our management believes that our control environment is substantially improved, we continue at the present time not to have an audit committee, sufficient separation of accounting personnel or sufficient personnel to make disclosure controls and procedures effective.

While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group or an audit committee, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

There have been changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, the Dodd-Frank Act, regulations promulgated by the SEC and rules promulgated by the OTC Markets and the national securities exchanges. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our Board of Directors, Chief Executive Officer and Interim Principal Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed, which could materially adversely affect our business, results of operations and financial condition.

***

The risks above do not necessarily comprise of all those associated with an investment in our Company. This Annual Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause our actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

During the fiscal year ended March 31, 2016, we subleased office space from Trinad Management LLC for no cost to us. Management estimates such amounts to be immaterial. We anticipate continuing to sublease such space at no cost to us for the foreseeable future. We believe that such property is in good condition and is suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.      LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

A judicial review claim (case number CO/738/2015) was filed in the High Court by OCL on February 16, 2015.  The claim was a legal challenge to the decision by the London Borough of Camden Council (the “Council”) to grant planning permission reference 2014/2621 on January 6, 2015 for the redevelopment of the former Hope & Anchor public house as 8 residential units.  This is the neighboring property to the KOKO and the grounds of challenge relate to legal flaws in the way that the Council assessed noise and heritage impacts of the proposed development as part of its decision.  The relief sought is a High Court order to quash the planning permission that has been granted.  Whilst the Council defended the claim, the applicant played no active role in the proceedings.  Judicial review is a two stage process, where the case is first considered by a judge on the papers to decide whether it should get permission to proceed to a substantive hearing.  The case was brought because the Council has granted a planning permission for a multiple occupancy residential development adjacent to KOKO.  OCL believed that the Council did not properly seek to understand and consider the potential for conflict between the venue and new residents being in such close proximity to each other and without requiring adequate sound insulation measures to be in place to ensure that the parties can co-exist peacefully.   The grant of the permission in its current form would have left the venue potentially vulnerable to complaints, which in turn could have adverse consequences for KOKO’s premises license.  If successful, the planning permission will be quashed. The Court ultimately found in favor of OCL on all the above grounds and quashed the planning commission’s grant of planning permission. This claim is no longer pending.

On May 20, 2016, Mr. Oliver Bengough filed a Petition for Relief (the “Petition”) in the High Court of Justice, Chancery Division (the “Court”) against OCHL, OCL, KoKo UK and Mr. Ellin (collectively, the “Respondents”). In connection with the Petition, effective as of May 20, 2016, Mint Group terminated the Management Services Agreement with OCL pursuant to which Mint Group served as a contracted service provider to KOKO, a nightclub and live music venue “KOKO” in Camden, London owned by KoKo UK. The Petitioner claims certain breaches of duty by Mr. Ellin in connection with the corporate operations of the Respondents, as well as a “deterioration” of the relationship between the parties. The Petitioner further claims that his interests have been unfairly prejudiced by the conduct of the Respondents and the breakdown of trust and confidence between himself and Mr. Ellin. In connection with such termination, we demanded the resignation of Mr. Bengough (a significant shareholder of Mint Group) from the board of OCHL due to what we strongly believe to be performance and management concerns on behalf of Mint Group and its non-payment of certain funds. OCHL was formed by OCL’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of OCL, is a 50%-owned subsidiary of the Company and is the parent of OCL.

Among other things, the Petitioner is seeking an order by the Court for the sale by KOKO UK of its shares in OCHL to the Petitioner at a fair market value to be determined by the Court or an independent third party valuation with a discount to reflect the losses claimed to be suffered by the Petitioner. The Petitioner is further seeking, if required, an order terminating Mr. Ellin’s directorship of OCHL and OCL, permission to bring a derivative action against Mr. Ellin alleging breaches of certain duties set forth in the Petition, for the Court to set aside the Senior Note and Junior Note (as each defined below) or alternatively such part of those notes which the Petitioner alleges are expenses for which Respondents OCL and OCHL should not be liable and for the Court to declare that OCL and OCHL have no liability for such expenses to us, JJAT or any other person connected with Mr. Ellin. As part of the initial hearing, the Court granted Petitioner’s request for interim relief to allow the Petitioner to continue running OCL’s business as it was conducted prior to the filing of the Petition, subject to Mr. Ellin’s approval of any expenditures exceeding $15,000 in amount (the “Interim Injunction”). This interim relief was granted pending a final decision on the Interim Injunction at the next hearing.

As part of the Merger consummated on April 28, 2014, OCHL and OCL became additional promisors under 2 promissory notes, a promissory note, dated as of April 28, 2014 (the “Senior Note”), issued in favor of JJAT, and a promissory note, dated as of April 28, 2014 (the “Junior Note”), issued in our favor. Pursuant to the Senior Note, OCHL and OCL are jointly liable for the principal amount of $1,376,124 and interest at 8% per annum. Pursuant to the Junior Note, OCHL and OCL are jointly liable to us for a principal amount of $494,750 and interest at 8% per annum. In the event the Court denies the Petitioner’s relief summarized above, a request was made by the Petitioner for an order by the Court for the “winding up” of OCL and OCHL based upon deadlock of its board and members.

The Respondents have retained UK counsel in this matter and categorically deny all allegations in the Petition and intend to aggressively defend this action, to refute the allegations set forth therein and to file a substantive counter-complaint in answer to the Petition. A 2-day hearing has been set by the Court for July 28 and 29, 2016, consisting of a procedural hearing on the Petition and to rule on the Interim Injunction.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Pink under the symbol “LIVX” since July 24, 2015. Prior to that, our common stock was eligible for trading on OTCBB under the symbol “LTNR,” but a trading market did not develop. There has been minimal reported trading to date in our common stock. There is a limited public market for our shares. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

The following table sets forth, for the periods indicated, the closing/last prices of our common stock for the periods indicated, as reported by the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended March 31, 2015	High		Low
1st Quarter Ended June 30, 2014 (1)	$	n/a	$	n/a
2nd Quarter Ended September 30, 2014 (1)	$	n/a	$	n/a
3rd Quarter Ended December 31, 2014 (1)	$	n/a	$	n/a
4th Quarter Ended March 31, 2015 (1)	$	n/a	$	n/a

Fiscal Year Ended March 31, 2016	High		Low
1st Quarter Ended June 30, 2015 (1)	$	n/a	$	n/a
2nd Quarter Ended September 30, 2015		$5.95		$4.70
3rd Quarter Ended December 31, 2015		$8.90		$5.45
4th Quarter Ended March 31, 2016		$10.00		$5.00

(1) No actual trades were reported during the periods indicated.

Number of Holders

As of July 11, 2016, there were approximately 109 holders of record of our common stock and 45,792,138 shares of our common stock issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance our business operations. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as set forth below and as disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since April 1, 2015 that were not registered under the Securities Act.

On June 19, 2015, we issued an aggregate of 150,000 units at a price of $1.00 per unit for gross proceeds of $150,000, with each unit consisting of one share of our common stock and one 4-year warrant to purchase one share of our common stock exercisable at $0.01 per share.

On July 23, July 28, August 6, August 31 and September 21, 2015, we issued an aggregate of 131,250 units at a price of $2.00 per unit for gross proceeds of $262,500, with each unit consisting of one share of our common stock and one 4-year warrant to purchase one share of our common stock exercisable $0.01 per share.

On December 24 and December 31, 2015, we issued an aggregate of 100,000 units at a price of $2.00 per unit for gross proceeds of $200,000, with each unit consisting of one share of our common stock and one 4-year warrant to purchase one share of our common stock exercisable $0.01 per share.

For the fiscal year ended March 31, 2016, we issued 641,000 shares of our common stock, valued at $1.00 per share, the most recent private placement price during the relevant periods when earned, as consulting fees.

For the fiscal year ended March 31, 2016, we issued 85,000 shares of our common stock, valued at $0.50 per share, the most recent private placement price during the relevant periods when earned, as consulting fees.

During the fiscal year ended March 31, 2016, we entered into Advisory Board Agreements with 2 additional individuals. Pursuant to such Advisory Board Agreements, these additional Advisory Board Members agreed to provide advisory service to our Board of Directors and our management on various business matters for 1 year in exchange for grants for an aggregate of 150,000 shares of our common stock. These shares vest after one 1 year and are subject to a lock-up period of 1 year after vesting.

As of March 31, 2016, StoryCorp Consulting, an entity which Mr. Wells controls, is owed $1,250 worth of our shares of common stock with the amount of shares to be based on each 30-day volume weighted average price of our common stock for the relevant payment period.

On April 21, 2016, the Senior Note was amended to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, we issued to Trinad Capital warrants to purchase 572,493 shares of our common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020.

On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017. For extending the due date of the Second Senior Note to June 30, 2017, we issued to Trinad Capital warrants to purchase 1,103,884 shares of our common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020.

All of the foregoing securities were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder and involved transactions by an issuer not involving any public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans with respect to our common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Pursuant to Mr. Schuyler Hoversten’s Employment Agreement, dated as of October 1, 2015, we granted 250,000 shares of our common stock to Mr. Hoversten in connection with his appointment as the Chief Revenue Officer of LXL.

Pursuant to Mr. Indursky’s Employment Agreement, dated as of October 6, 2015, we granted 250,000 shares of our common stock to Mr. Indursky which vest equally on a monthly basis over the 12-month term of the agreement, if he continues to serve as our Executive Vice Chairman and Senior Vice President of Operations on each vesting date.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Annual Report contains certain forward-looking statements within the meaning of the PSLRA, Section 27A of the Securities Act and Section 21E of the Exchange Act about our expectations, beliefs, or intentions regarding our mobile application development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report. We do not undertake any obligation to update forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

General and Business Operations Overview

We are a holding company primarily engaged in the emerging live and digital music space, including live music events, through LXL, our operating subsidiary. LXL intends to be the world's first premium live music streaming network that will deliver around the clock live music to viewers on any connected device as an authentic and experiential platform. The platform plans to offer the world's leading music festivals with multiday and multistage coverage, unique concerts, intimate performances and cutting edge programming. We plan to extend the live experience to fans on desktop, laptop, mobile, tablets, consoles, connected TVs and virtual reality platforms. The LiveXLive network expects to provide compelling and curated content that showcases the entire spectrum of music to include music inspired fashion, food, and lifestyle content and showcase interviews, backstage access and both fan and artist perspectives. We intend to feature all genres of music including rock, pop, indie, alternative, EDM, country and feature major festival headliners as well as emerging artists performing at clubs and venues around the globe. LXL’s website is www.livexlive.com.

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

In addition, on April 28, 2014, we consummated the Merger. As a result of the Merger and our resulting 50% ownership in OCHL and indirect, 50%-owned investment ownership of OCL, we indirectly engage in the operations of KOKO. KOKO provides live shows, club nights, corporate and other events at KOKO and broadcasted digitally. The venue has been used to record live performances which have been broadcast to an international audience.

We plan to leverage KOKO’s success and brand in live entertainment and relationships with fans, artists and advertisers to capture originated content, create owned/co-owned branded activity and develop new and complimentary brand extensions and intellectual property. We will need additional capital to drive this process and address present working capital expenditures.

Results of Operations

As on March 31, 2016, we have accumulated a deficit of $13,846,171. We anticipate that we will continue to incur substantial losses in the next 12 months. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended March 31, 2016 as Compared to the Year Ended March 31, 2015

Revenues

We have no revenues for the fiscal year ended March 31, 2016 or for the fiscal year ended March 31, 2015 from the operations of LXL.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense. Selling, general and administrative expenses for the fiscal year ended March 31, 2016 increased by $903,119 to $3,619,000 for the fiscal year ended March 31, 2016, from $2,715,881 in the prior year, which reflects a increase in non-cash costs associated with the issuance of common stock for outside services in lieu of cash payments.

Management Services – Related Parties

Management services – related parties consisted of management fees paid and accrued by us under agreements with Trinad Management. For the fiscal years ended March 31, 2016 and March 31, 2015, we incurred management fees to Trinad Management of $360,000 and $526,660, respectively.

Other (Income) Expense

Other (income) expense decreased by $2,599,189 to $232,055 for the fiscal year ended March 31, 2016, as compared to other (expense) of $2,367,134 for the fiscal year ended March 31, 2015, which reflects previously disclosed settlement costs associated with granting warrants to investors to purchase our common stock in the amount of $2,600,080, an increase in interest expense of $132,481 incurred in the current fiscal year. Earnings from investment represents the Company’s 50% interest in OCHL. For the years ended March 31, 2016 and 2015 the Company recorded net earnings of $410,553 and $278,962, respectively. The increase in 2016 over 2015 was due to improved operating margins by the facility.

Liquidity and Capital Resources

As of March 31, 2016, we had total assets of $5,218,308, comprised primarily of cash of $36,898, prepayments of $15,995 and net property and equipment of $62,569. Our principal asset, our investment in OCHL, was valued at $4,889,515. This compares with total assets of $5,021,535, comprised primarily of cash of $36,121, prepayments of $810 and net property and equipment of $10,892 as of March 31, 2015. Our principal asset, our investment in OCHL, was valued at $4,478,962. We had current liabilities of $4,987,584 comprised of accounts payable and accrued liabilities of $481,412, short-term notes of $262,042 amounts due to related parties of $117,124, accrued interest due to related parties of $232,733, note payables due to related parties of $2,784,000, and management service obligation to related party of $1,000,000, as of March 31, 2016. This compares with current liabilities of $2,618,224 comprised of accounts payable and accrued liabilities of $364,690, short term notes of $246,086 amounts due to related parties of $101,345, accrued interest due to related parties of $81,103, note payables due to related parties of $825,000, and management service obligation to related party of $1,000,000 as of March 31, 2015.

On January 19, 2016, we entered into convertible note agreements with 3 lenders (the “January 2016 Notes”) from which we borrowed $200,000. Under the terms of the January 2016 Notes the debts are to be repaid 24 months from the date of borrowing, bear interest at a rate of 8% per year, are unsecured, and as part of the issuance of such notes we issued 200,000 warrants to these lenders that are exercisable at a price of $0.01 and vested immediately upon issuance. Should we raise a minimum of $2,500,000 as further defined in the documents as a “Qualified Equity Financing”, the holders of these notes would be required to convert into the securities issued in that offering, at a price that is equal to 75% of the issuance price of those securities.

On June 8, 2016 and June 10, 2016, we sold certain of our securities to an accredited investor (the “Investor”) for total gross proceeds of $1,250,000. The securities consisted of (i) 250,000 shares of our common stock at a purchase price of $5.00 per share, and (ii) a 3-year warrant to purchase 250,000 shares of our common stock exercisable at $0.01 per share. The net proceeds of the sale of these securities will be used for general working capital.

Subsequent to the fiscal year ended March 31, 2016, Trinad Capital advanced to us an additional $95,100 under the terms and conditions of the Second Senior Note.

We depend upon debt and equity financing to fund our ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms we may curtail our plan of operations. We may be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

Going Concern

We are dependent upon the receipt of capital investment and other financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations. We may be required to obtain alternative or additional financing, from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended March 31, 2016 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and that require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include assumption as a going concern, fair value of long-lived assets, valuation allowance for deferred tax assets and estimates and assumptions used in valuation of equity instruments. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described in Note 2. Significant Accounting Policies and Practices to our consolidated financial statements as our critical accounting policies. However, actual results may differ from those estimates under different assumptions or conditions.

Investment in Unconsolidated Subsidiary Under the Equity Method

The Company accounts for investments in which the Company owns more than 20% of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

An impairment loss will be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoring a previously recognized impairment loss is prohibited.

The Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods

Recent Accounting Policies

See Footnote 2 to the accompanying consolidated financial statements for Managements discussion of recent accounting policies.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Loton Corporation. & Subsidiaries

We have audited the accompanying consolidated balance sheets of Loton Corporation. & Subsidiaries (the “Company”) as of March 31, 2016 and 2015 (restated), and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ending March 31, 2016, and the related restated consolidated statements of operations, stockholders’ deficit, and cash flows for the year ending March 31, 2015 (restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the March 31, 2015 consolidated financial statements have been restated to correct an error.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended March 31, 2016, the Company incurred a net loss and utilized cash flows in operations, and at March 31, 2016, had a shareholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg and Company, P.A.

Los Angeles, California

July 19, 2016

Loton, Corp

Consolidated Balance Sheets

	March 31,	March 31,
Assets	2016	2015
		(as Restated)
Current Assets
Cash and cash equivalents	$36,898	$36,121
Prepaid expenses	15,995	810
Total Current Assets	52,893	36,931
Other Assets
Fixed assets, net	62,569	10,892
Equity Investment in OCHL	4,889,515	4,478,962
Note receivable - OCHL	213,331	494,750
Total Assets	$5,218,308	$5,021,535

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$481,412	$364,690
Note payable	262.042	246,086
Due to related parties	117,124	101,345
Accrued interest, related party	232,733	81,103
Note payable, related party	2,784,000	825,000
Services payable, related party	1,000,000	1,000,000
Total Current Liabilities	4,877,311	2,618,224

Unsecured convertible notes, net of discount	110,273	-

Total Liabilities	4,987,584	2,618,224

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 45,998,488 and 44,134,988 shares issued and outstanding, respectively	45,998	44,135
Additional paid in capital	14,030,897	12,458,403
Accumulated deficit	(13,846,171)	(10,099,227)
Total stockholders' equity	230,724	2,403,311
Total Liabilities and Stockholders’ Equity	$5,218,308	$5,021,535

The accompanying notes are an integral part of these consolidated financial statements.

Loton, Corp

Consolidated Statements of Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2016	2015
		(as Restated)
Operating expenses:
Selling, general and administrative	$3,619,000	$2,715,881
Related party expenses	360,000	526,660
Total operating expenses	3,979,000	3,242,541
Loss from operations	(3,979,000)	(3,242,541)

Other income (expense):
Compensation expense, investors	-	(2,600,080)
Interest expense, net	(178,498)	(46,016)
Earnings from investment	410,553	278,962
Total other income (expense)	232,055	(2,367,134)

Net loss	$(3,746,944)	$(5,609,675)

Net loss per share – basic and diluted	$(0.08)	$(0.15)

Weighted average common shares – basic and diluted	45,041,398	37,636,497

The accompanying notes are an integral part of these consolidated financial statements.

Loton, Corp

Consolidated Statement of Stockholders’ Equity

For the years ended March 31, 2016 and 2015

	Preferred stock		Common stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Stock	Amount	Stock	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2014 (as restated)	-	$-	9,120,000	$9,120	$3,389,883	$(4,489,552)	$(1,090,549)
Shares issued for acquisition of OCHL	-	-	29,000,000	29,000	4,171,000	-	4,200,000
Shares issued for cash	-	-	825,000	825	824,175	-	825,000
Shares issued for services and advisory board	-	-	1,285,000	1,285	958,715	-	960,000
Shares issued upon exercise of warrants	-	-	2,950,000	2,950	26,550	-	29,500
Shares issued as payment for amounts owed to legal advisors	-	-	954,988	955	476,539	-	477,494
Amortization of warrants issued to related parties for services					11,461		11,461
Fair value of warrants issued for compensation	-	-	-	-	2,600,080	-	2,600,080
Net loss	-	-	-	-	-	(5,609,675)	(5,609,675)
Balance as of March 31, 2015 (as restated)	-	-	44,134,988	44,135	12,458,403	(10,099,227)	2,403,311
Shares issued for cash	-	-	381,250	381	612,119	-	612,500
Shares issued for services and advisory board	-	-	901,000	901	855,599	-	856,500
Shares issued upon exercise of warrants	-	-	581,250	581	5,232	-	5,813
Fair value of warrants issued as debt discount	-	-	-	-	99,544	-	99,544
Net loss	-	-	-	-	-	(3,746,944)	(3,746,944)
Balance as of March 31, 2016	-	-	45,998,488	$45,998	$14,030,897	$(13,846,171)	$230,724

The accompanying notes are an integral part of these consolidated financial statements.

Loton, Corp

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	March 31,	March 31,
	2016	2015
		(as Restated)
Cash Flows from Operating Activities
Net loss	$(3,746,944)	$(5,609,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,336	3,048
Common stock issued for services	856,500	971,461
Amortization of debt discount	9,817	-
Warrants issued for compensation	-	2,600,080
Equity in earnings of OCHL	(410,553)	(278,962)
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaids	(15,185)	265,068
(Increase)/Decrease from loans, related party	15,779	101,345
Services payable - related party	-	166,660
Decrease/(Increase) in accounts payable and accrued liabilities	284,307	833,221
Net cash used in operating activities	(2,999,941)	(947,754)

Cash Flows from Investing Activities:
Purchases of fixed assets	(58,013)	(5,322)
Note receivable, OCHL	281,418	(494,750)
Net cash used in investing activities	(223,406)	(500,072)

Cash Flows from Financing Activities
Proceeds from notes payable, related party	1,959,000	625,000
Repayment of note payable	-	(300,000)
Proceeds from convertible notes	200,000	-
Proceeds from issuance of common stock	618,314	854,500
Net cash provided by financing activities	2,777,314	1,179,500

Net Increase/(Decrease) in cash	777	(268,326)

Cash, beginning of period	36,121	304,446

Cash, end of period	$36,898	$36,121

	Year Ended	Year Ended
	March 31,	March 31,
	2016	2015
Supplemental Schedule of Non-Cash Investing and Financing
Shares for investment in OCHL	-	4,200,000
Warrants issued as debt discount	97,544	-
Conversion of accounts payable into equity	-	477,494
Conversion of accounts payable to notes payable	-	242,498

The accompanying notes are an integral part of these consolidated financial statements.

Loton, Corp

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2016 and 2015

Note 1 – Organization, Operations and Basis of Presentation

Business and Operations

Loton, Corp (“we,” “us,” “our” or the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009. The Company’s mission is to aggregate live music and content driven by live music through mutually beneficial relationships with the world’s top talent, music companies, festivals and promoters and to provide fans with the opportunity to see their favorite festivals, concerts and experiences on any screen they choose across all video platforms and devices from mobile to home.

The Company also owns a 50% interest in Obar Camden Holdings Ltd. ("Obar Camden" or "OCHL"), a private limited company registered in England and Wales that engages in the operations of a nightclub and live music venue “KOKO” in Camden, London, England.

Basis of Presentation

The consolidated financial statements for the year ending March 31, 2015 presented herein have been restated to present the Company’s investment in OCHL on the equity basis of accounting and to correct for other prior errors. Please see Note 4 for details.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a working capital deficit of $4,824,418 at March 31, 2016, and incurred a net loss of $3,746,944, and utilized net cash used in operating activities $2,999,943 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2016. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing. Subsequent to the year ended March 31, 2016, the Company raised $1,250,000 through the sale of its common stock with warrants to certain accredited investors

Note 2 - Significant Accounting Policies and Practices

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in impairment testing of long term assets and equity investments, accruals for potential liabilities and valuing equity instruments issued for services. Actual results could differ from those estimates.

Principles of Consolidation

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

LiveXLive, Corp.	Delaware	February 24, 2015	100%

KOKO (Camden) Holdings (US), Inc.	Delaware	March 17, 2014	100%

KOKO (Camden) UK Limited	England and Wales	November 7, 2013	100%

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended. All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. The FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, prepaid expenses, accounts payable, income tax payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments.

As of March 31, 2016 and 2015, we determined the value of our investment in unconsolidated subsidiary to be $4,889,515 and $4,478,962, respectively.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Investment in Unconsolidated Subsidiary Under the Equity Method

The Company accounts for investments in which the Company owns more than 20% of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Furniture and fixtures	5
Production and entertainment equipment	10

Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

An impairment loss will be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoring a previously recognized impairment loss is prohibited.

The Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and intends to maintain allowances for anticipated losses, as required.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Deferred Tax Assets and Income Tax Provision

The Company follows the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company’s tax years 2011 to 2014 remain subject to examination by major tax jurisdictions.

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

Earnings Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

At March 31, 2016 and 2015 the Company had 1,800,000 and 1,800,000 warrants outstanding, respectively, which were excluded from the loss per share calculation as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In August, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company's financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures.

Note 3 – Restatement of Prior Period Financial Statements

The financial statements for the year ended March 31, 2015 have been restated. On July 11, 2016, our Board of Directors, determined that the Merger was erroneously accounted for as a reverse acquisition for accounting purposes and that OCHL was improperly included in consolidation as our subsidiary. OCHL should have been reflected as an investment accounted for under the equity method of accounting. This determination was based on an analysis by our management that we did not have sufficient control of OCL at the date of the transaction in accordance with the current accounting rules. Therefore, this Annual Report on Form 10-K (this “Annual Report”) contains our financial statements for the fiscal year ended March 31, 2016 and restated financial statements for the fiscal year ended March 31, 2015 (the “2015 Annual Report”) that properly present the Merger and our investment in OCHL on the equity basis of accounting and correct the prior period for other errors.

Specifically, on April 28, 2014, the Company consummated an Agreement and Plan of Merger (the “Agreement”), by and among the Company, Loton Acquisition Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), and KOKO (Camden) Holdings (US), Inc. (“KOKO Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, the Company’s Executive Chairman, President, Director and controlling shareholder), and his affiliates (the “Merger”). As a result of the Merger, KOKO Parent became a wholly-owned subsidiary of the Company, and the Company’s then primary business became that of KOKO Parent and its subsidiaries, KOKO (Camden) Limited, a private limited company registered in England and Wales (“KOKO UK”) which owns 50% of OCHL, which in turn wholly-owns its operating subsidiary OBAR Camden. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KOKO Parent’s former sole shareholder, JJAT, received 29,000,000 shares of the Company’s common stock. Since both the Company and JJAT were controlled by Mr. Ellin at the time of the consummation of the Merger, this reverse merger transaction should have been accounted for as a transaction between entities under common control. Accordingly, this equity method investment should have been initially measured on the Company's financial statements at its then JJAT's historical basis of $4.2 million.

In addition, certain issuances of common stock prior to March 31, 2014 were improperly recorded, and the applicable adjustments to accumulated deficit and additional paid in capital have been made herein. The effects on the previously issued financial statements are as follows:

Loton, Corp

Consolidated Balance Sheets

	Originally Filed, March 31, 2015	Effective of deconsolidation of OCHL	Equity Treatment, Invesment in OCHL	As Restated, March 31, 2015	Notes
ASSETS
Current Assets
Cash	$866,951	$(830,830)	$-	$36,121	(1)
Accounts receivable	67,876	(67,876)	-	-	(1)
Inventories	161,977	(161,977)	-	-	(1)
Prepayments and other current assets	460,226	(459,416)	-	810	(1)
Deferred taxes	36,345	(36,345)	-	-	(1)
Total Current Assets	1,593,375	(1,556,444)	-	36,931

Property and Equipment, net	950,208	(939,316)	-	10,892

Intangible Assets, net	9,551	(9,551)	-	-

Investment in OCHL	-	-	4,478,962	4,478,962	(2)
Note receivable - OCHL	-	-	494,750	494,750	(2)
Total Assets	$2,553,134	$(2,505,311)	$4,973,712	$5,021,535

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$843,667	$(478,977)	$-	$364,690	(1)
Deferred rent, current portion	80,700	(80,700)	-	-	(1)
Income taxes payable	241,813	(241,813)	-	-	(1)
Management service obligation - related party	1,000,000	-	-	1,000,000
Note payable	-	246,086	-	246,086	(1)
Notes payable - related parties	1,701,124	(876,124)	-	825,000	(1)
VAT tax payable and payroll liabilities	202,024	(202,024)	-	-	(1)
Advances from related parties	127,467	(26,122)	-	101,345	(1)
Accrued expenses and other current liabilities	601,324	(520,221)	-	81,103	(1)
Total Current Liabilities	4,798,119	(2,179,895)	-	2,618,224
NON-CURRENT LIABILITIES
Note payable	242,498	(242,498)	-	-	(1)
Deferred rent	1,049,114	(1,049,114)	-	-	(1)
Total Non-Current Liabilities	1,291,612	(1,291,612)	-	-
Total Liabilities	6,089,731	(3,471,507)	-	2,618,224
EQUITY
Preferred stock, par value $0.001: 1,000,000 shares authorized; none issued or outstanding	-	-	-	-
Common stock, par value $0.001: 75,000,000 shares authorized; 43,275,822 and 29,000,000 shares issued and outstanding, respectively	43,276	859	-	44,135	(2)
Additional paid-in capital	2,440,947	10,017,456	-	12,458,403
Retained earnings (accumulated deficit)	(5,272,900)	(9,800,039)	4,973,712	(10,099,227)	(2)
Accumulated other comprehensive income (loss):		-	-	-
Foreign currency translation loss	(25,932)	25,932	-	-	(1)
Total Loton Corp. Stockholders' Equity (Deficit)	(2,814,609)	244,208	4,973,712	2,403,311
NON-CONTROLLING INTEREST
Non-controlling interest - capital stock	1	(1)	-	-	(1)
Non-controlling interest - Retained earnings (accumulated deficit)	(696,058)	696,058	-	-	(1)
Accumulated other comprehensive income (loss):		-	-		(1)
Foreign currency translation loss	(25,931)	25,931	-	-	(1)
Total Non-Controlling Interest	(721,988)	721,988	-	-
Total Equity (Deficit)	(3,536,597)	966,196	4,973,712	2,403,311
Total Liabilities and Equity	$2,553,134	$(2,505,311)	$4,973,712	$5,021,535

Notes:

(1)	To remove balances of previously consolidated investment
(2)	To reflect investment in KoKo under equity method

Loton, Corp

Consolidated Statements of Operations

	Originally Filed, March 31, 2015	Effective of deconsolidation of OCHL	Pro forma after deconsolidation, March 31, 2015	Equity Treatment, Invesment in OCHL	As Restated, March 31, 2015	Notes
Revenues	$7,436,877	$(7,436,877)	$-	$-	$-	(1)
			-
Cost of Revenue	1,101,267	(1,101,267)	-	-	-	(2)

Gross Margin	6,335,610	(6,335,610)	-	-	-

Operating Expenses
Selling, general and administrative	7,886,823	(5,170,942)	2,715,881	-	2,715,881	(1)
Related party expenses	609,183	(82,523)	526,660	-	526,660	(1)
Total operating expenses	8,496,006	(5,253,465)	(3,242,541)	-	(3,242,541)
			-
Income (loss) from operations	(2,160,396)	(1,082,145)	(3,242,541)	-	(3,242,541)
			-
Other (income) expense			-
Compensation expense, investors	2,600,080	-	2,600,080	-	2,600,080
Interest (income) expense, net	131,707	(85,691)	46,016	-	46,016	(1)
Earnings from investment	-	-	$-	(278,962)	(278,962)	(2)
Other (income) expense, net	2,731,787	(85,691)	2,646,096	(278,962)	2,367,134
			-
Net income (loss) before income taxes	(4,892,183)	(996,454)	$(5,888,637)	278,962	(5,609,675)
			$-
Income tax provison	261,784	261,784	-	-	-	(1)
			-
Net income (loss) before non-controlling interest	(5,153,967)	(734,670)	(5,888,637)	(278,962)	(5,609,675)
			$-
Net income (loss) attributable to non-controlling interest	278,959	(278,959)	-	-	-	(1)
			-
Net income (loss) attributable to Loton Corp. stockholders	(5,432,926)	(455,711)	(5,888,637)	(278,962)	(5,609,675)
			-
Other comprehensive income (loss)			-
FX translation gain (loss)	(8,226)	8,226	-	-	-	(1)
FX translation gain (loss) attributable to non-controlling interest	(4,113)	4,113	-	-	-	(1)
			-
Other comprehensive income (loss) attributable to Loton Corp stockholders	(4,113)	4,113	-	-	-
			$-
Comprehensive income (loss)	$(5,437,039)	$(451,598)	$(5,888,637)	$(278,962)	$(5,609,675)

Earnings Per Share:
- basic and diluted	$(0.13)		$(0.15)		$(0.15)
Weighted average common shares outstanding:
- basic and diluted	39,952,286		39,952,286		37,636,497

Notes:

(1)	To remove balances of previously consolidated investment
(2)	To reflect investment in KoKo under equity method

Loton, Corp

Consolidated Statements of Cash Flows

	Originally Filed, March 31, 2015	Effective of deconsolidation of OCHL	Equity Treatment, Investment in OCHL	As Restated, March 31, 2015	Notes
Cash Flows from Operating Activities				(as Restated)
Net loss	$(5,153,967)	$(455,708)	$-	$(5,609,675)	(1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,785	(170,737)	-	3,048	(1)
Common stock issued for services	934,795	36,666	-	971,461	(1)
Warrants issued for compensation	2,600,080	-	-	2,600,080	(1)
Equity in earnings of OCHL	-	-	(278,962)	(278,962)
Changes in operating assets and liabilities:
(Increase)/Decrease in current assets	(40,789)	40,789	-	-	(1)
(Increase)/Decrease in prepaids	300,115	(35,047)	-	265,068	(1)
(Increase)/Decrease in note receivable - related party	38,757	62,588	-	101,345	(1)
Services payable - related party	138,882	27,778		166,660	(1)
Decrease/(Increase) in current liabilities, net	828,551	4,670	-	833,221	(1)
Net cash used in operating activities	(179,791)	(489,001)	(278,962)	(947,754)

Cash Flows from Investing Activities:
Purchases of fixed assets	(70,250)	64,928	-	(5,322)	(1)
Note receivable, related party	85,608	(580,358)	-	(494,750)	(1)
Net cash used in investing activities	15,358	(515,430)	-	(500,072)

Cash Flows from Financing Activities
Proceeds from notes payable, related party	445,185	179,815	-	625,000	(1)
Repayment of note payable	(500,000)	200,000	-	(300,000)	(1)
Proceeds from issuance of common stock	854,500	-	-	854,500
Dividends paid	(407,707)	407,707	-	-	(1)
Net cash provided by financing activities	391,978	787,522	-	1,179,500

Effect of exchange rate changes on cash	(91,802)	(91,802)	-	-	(1)

Net Increase/(Decrease) in cash	135,743	(216,909)	(278,962)	(268,326)

Cash, beginning of period	731,208			304,446	(1)
					(1)
Cash, end of period	$867,951			$36,120

Notes:

(1)	To remove balances of previously consolidated investment
(2)	To reflect investment in KOKO under equity method

Note 4 – Equity Investments in OCHL

On April 28, 2014 the Company acquired a 50% equity interest in Obar Camden Holdings Ltd (OCHL), an entity that owns Obar Camden, a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO located in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO. The Company acquired its 50% interest through the issuance of 29,000,000 shares of our common stock to the seller, JJAT, an entity wholly owned by Mr. Ellin.  Since both the Company and JJAT were controlled by Mr. Ellin at the time of this agreement, the transaction was accounted for as a transaction between related parties at the related parties’ original basis. Accordingly, the Company recorded the equity method investment at $4.2 million which is JJAT's historical basis in OCHL.

As part of the transaction, the Company is to be reimbursed $494,750 by OCHL for legal and other acquisition costs incurred in relation to the acquisition of the 50% interest.  As of March 31, 2016 and 2015, the outstanding advances due the Company were $213,331 and $494,750, respectively. The note bears interest at 8% per annum and was due April 27, 2015. The note is currently in default.

The OCHL Shareholders’ Agreement

On February 12, 2014, (1) Mr. Bengough, and (2) KOKO UK, Mr. Ellin, Trinad Capital Master Fund (collectively, the “Ellin Parties”) and (3) OCHL entered into a Shareholders’ Agreement (the “OCHL Shareholders’ Agreement”) pursuant to which, among other terms, the parties agreed that each of Mr. Ellin and Mr. Bengough shall constitute the Board of Directors of OCHL and each shall be restricted from taking actions on behalf of OCHL without the written consent of the other individual, including, but not limited to, changes in the nature of the business, amendments to governing documents, restructuring or recapitalizations, issuances of stock, purchases of material assets, entry into material contracts, incurring or guaranteeing debt, removal of any director or restructure the board of OCHL. Because OCHL is the sole parent of OCL, our ability to manage OCHL and OCL is subject to the terms of the OCHL Shareholders’ Agreement and Mr. Bengough’s consent is required for most material actions to be taken by OCHL and OCL, so long as the OCHL Shareholders’ Agreement remains in effect. Each of Mr. Bengough and Mr. Ellin are entitled to serve on the board of OCHL so long as the OCHL Shareholders’ Agreement is in effect, and the board cannot take action without the consent of both board members. Pursuant to the OCHL Shareholders’ Agreement, any cash distributions by OCHL must be distributed pro rata to each of KOKO UK and Mr. Bengough. Finally, the OCHL Shareholders’ Agreement restricts the transfer of shares in OCHL or OCL by KOKO UK or Mr. Bengough and grants each a right of first refusal and the right to have the proposed shares valued by an independent accounting firm and sold to the other party at a price determined by valuation rather than the price necessarily offered by the prospective purchaser.

On April 24, 2014, the OCHL Shareholders’ Agreement was amended pursuant to the terms of the Variation to Shareholders Agreement (“Variation Agreement”) among Mr. Bengough, KOKO UK, the Ellin Parties, OCHL, OCL, JJAT and our Company which, amongst other terms, (1) joined OCL, JJAT and the Company as parties to the OCHL Shareholders Agreement, and (2) Mr. Bengough also agreed to transfer all of his interests in OCHL in exchange for 29,000,000 shares of our common stock to be issued in a private placement transaction, which would constitute no less than 42.5% of our outstanding capital stock on a fully diluted basis (but before our future issuance of up to 3,200,000 shares of our common stock to our advisors, consultants and key employees as approved by our Board of Directors) and pursuant to the OCHL Shareholders’ Agreement, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom. We agreed to indemnify Mr. Bengough from any adverse tax expenses and costs required to be paid by Mr. Bengough in connection with the transfer of his interests in OCHL. To date, the parties to the Variation Agreement have been unable to reach an agreement on mutually acceptable documentation to effect the share exchange described above. We and Mr. Bengough are presently continuing to co-operate OCHL and OCL with Mr. Bengough leading OCL’s day-to-day business.

The Variation Agreement and the related OCHL Shareholders’ Agreement remain in full force and effect, subject to any court mandated changes or orders made with respect to the Petition (for a detailed discussion of the Petition, see Note 10). Pursuant to the terms of the OCHL Shareholders’ Agreement and Variation Agreement, each of Mr. Ellin and Mr. Bengough constitute the Board of Directors of OCHL and each of Mr. Bengough and Mr. Ellin are restricted from taking actions on behalf of OCHL without the written consent of the other individual.

As of March 31, 2016 and 2015, the changes in investments in and advances to equity method investments are summarized as follows:

Balance March 31, 2014
Initial Investment	$4,200,000
50% share of net income (loss)	278,962

Balance March 31, 2015	4,478,962
50% share of net income	410,553

Balance March 31, 2016	$4,889,515

The carrying amounts of the major classes of assets and liabilities of OCHL as of March 31, 2016 and 2015 are as follows

	March 31, 2016	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$386,009	$830,831
Accounts receivable	24,743	67,876
Inventory	62,548	161,977
Prepaid expenses and other current assets	533,128	495,761
Total current assets	1,006,429	1,556,444

Other assets:
Property and equipment, net of accumulated depreciation	867,975	948,867
Total assets	$1,874,205	$2,505,311

Liabilities
Current liabilities:
Accounts payable	$514,488	$695,340
Taxes payable	410,504	241,813
Notes payable, current	207,978	1,404,465
Other accrued liabilities	460,290	592,148
Total current liabilities	1,593,210	2,933,767
Deferred rent – noncurrent	937,459	1,049,144
Total Liabilities	2,530,669	3,982,911

Shareholders deficit	(656,464)	(1,477,670)

Total liabilities and shareholders’ deficit	$1,874,205	$2,505,311

Revenue and expenses for the years ended March 31, 2016 and 2015 were as follows:

	Years Ended
	March 31,
	2016	2015

Revenue	$6,754,707	$7,436,877
Cost of revenue	920,667	1,101,267
Gross profit	5,834,040	6,335,611

Operating expenses:
Selling, general and administrative	4,613,058	5,262,813
Depreciation and amortization	133,106	160,142
Total operating expenses	4,746,164	5,422,955
Income from operations before other expenses	1,087,875	912,656

Other expenses:
Interest	45,997	92,949

Income before provision for taxes	1,041,879	819,707

Taxes	220,773	261,784

Net Incomes	$821,105	$557,923

Note 5 – Property and Equipment

	Years Ended
	March 31,
	2016	2015 (Restated)

Production equipment	$51,304	$—
Computer equipment	23,125	16,416
Total property and equipment	74,429	16,416

Accumulated depreciation	(11,860)	(5,524)
Property and equipment, net	$62,569	$10,892

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of the property and equipment, exceeded their carrying values at March 31, 2016. Depreciation expense was $6,336 and $3,048 for the years ended March 31, 2016 and 2015, respectively.

Note 6 – Related Party Notes Payable

As of March 31, 2016 and 2015, the Company had the following outstanding notes payable to Trinad Capital Master Fund (“Trinad Capital”), a fund wholly owned by Mr. Ellin, the Company’s Executive Chairman, President, director and majority owner, for both short and long term working capital requirements:

	As of March 31,
	2016	2015 (Restated)
First Senior Note	$1,000,000	$825,000
Second Senior Note	1,784,000	—
Total	$2,784,000	$825,000

First Senior Note - Trinad Capital Master Fund

On December 31, 2014, the Company entered into a senior convertible promissory note (the “First Senior Note”) with Trinad Capital allowing for advances up to a maximum loan amount of $1,000,000, plus interest at the rate of six percent (6%) per annum on the unpaid principal amount of outstanding advances.

At the time the First Senior Note was made, Trinad Capital advanced $700,000 to the Company and had accrued $70,151 in unpaid interest. Pursuant to the terms of the Senior Note, all outstanding unpaid principal and accrued interest was due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the First Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the First Senior Note. Subsequent to the making of the First Senior Note:

•	On January 27, 2015, the Company and Trinad Capital entered into an amendment to the First Senior Note, effective as of December 31, 2014, pursuant to which: (1) the term of the First Senior Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in the equity financing;

•	On February 5, 2015, the Company and Trinad Capital entered into an amendment and restatement of the First Senior Note, effective as of December 31, 2014, pursuant to which the convertibility feature of the note was eliminated in its entirety; and

•	On April 21, 2016, the First Senior Note was amended to extend the maturity date to June 30, 2017, or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 572,493 shares of its common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020.

As of March 31, 2016 and 2015, $1,000,000 and $825,000 of principal and $140,555 and $81,102 of accrued interest payable, respectively, was outstanding under the First Senior Note.

Second Senior Note - Trinad Capital Master Fund

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. During the year ended March 31, 2016, Trinad Capital made advances to the Company totaling $1,784,000. Subsequent to the making of the Second Senior Note:

•	On July 10, 2015, the Company and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances;

•	On November 23, 2015, the Company and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000; and

•	On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 1,103,884 shares of its common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020.

During the year ended March 31, 2016, Trinad Capital made additional advances to us under the Second Senior Note totaling $1,784,000. As of March 31, 2016, $1,784,000 of principal and $87,048 of accrued interest payable, respectively, were outstanding under the Second Senior Note. There were no amounts due as of March 31, 2015.

Note 7 – Other Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015 which was amended to June 30, 2016 or such later date as the lender may agree to in writing. As of July 11, 2016, the Note had not been extended and is currently in default.

As of March 31, 2016 and 2015, $242,498 principal and $19,544 and $3,588, respectively, of accrued interest was outstanding under the Note.

Note 8     Unsecured Convertible Notes Payable

Unsecured Convertible notes payable at March 31, 2016 were as follows;
8% Unsecured Convertible Notes	$200,000
Less accumulated amortization of Valuation Discount	(89,727)

Net	$110,273

During the year ended March 31, 2016, the Company issued three 8% unsecured notes payable to investors (the “Lenders”) for an aggregate amount of $200,000. These notes will be payable upon the date that is 24 months from the date of issuance. In addition, the lenders were issued 200,000 warrants of the Company’s common stock at an exercise price of $0.01 per share. As of March 31, 2016, $200,000 of these notes were outstanding.

The aggregate relative fair value of the warrants issued along with the notes were valued at $99,915 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term).  The value of the warrants of $99,915 was considered as debt discount and is being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During the year ended March 31, 2016, the Company amortized $9,818 of such discount to interest expense, and the unamortized discount as of March 31, 2016 was $89,727.

The notes are subject to an automatic conversion feature if the Company raises a minimum of 2,500,000 (excluding the amount converting pursuant to the notes) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings (a “Qualified Equity Financing”) prior to the maturity date, the Lenders will have the rights to convert all outstanding principal and interest into the same equity securities (the “Investor Stock”) issued in the Qualified Equity Financing at 75% of the issuance price of the Investor Stock in such offering. The holders of the notes shall receive the same rights, privileges and protections as the Investor Stock issued in connection with the Qualified Equity Financing including, but not limited to, registration rights.

If a Lender’s note is not converted (as set out above) prior to its maturity date, such Lender shall in its sole discretion have the option to convert all outstanding principal and interest into either the Company’s common stock at a conversion price per share based upon the Company’s then current valuation, as determined by the Board of Directors; provided, however, that if there is a Sale of the Company (as defined in the notes) prior to the conversion of the notes or the maturity date, then, upon the closing of such Sale, the Company will pay each Lender an amount of cash equal to the principal amount outstanding under such Lender’s note, plus accrued interest on such note, in full satisfaction of its obligations under the notes.

Note 9 – Related Party Transactions

Management Services from Trinad Management LLC

Pursuant to a Management Agreement with Trinad Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC has agreed to provide certain management services to the Company through September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company.  Under the Management Agreement, the Company compensated Trinad LLC for its services with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive three-month calendar period during the term of the Agreement and with $1,000,000 due at the end of the three (3) year term, and (ii) issuance of a Warrant to purchase 1,125,000 shares of the Company’s common stock at an exercise price of $0.15 per share (“Warrant”). The Warrant may be exercised in whole or in part by Trinad LLC at any time for a period of ten (10) years.

The fair value of the Warrant, estimated on the date of grant, was $82,575 and was amortized over the period of service of three (3) years. During the year ended March 31, 2015, the remaining unamortized balance of $11,461 was expensed.

During the year ended March 31, 2015, the Company accrued $180,000 related to the remaining portion due under the Management Agreement. The total amount of $1,000,000 due Trinad LLC is reflected as a liability on the accompanying March 31, 2016 and 2015 balance sheets. Trinad LLC continues to provide services to the Company at a fee of $30,000 per month on a month-to-month basis. For each of the years ended March 31, 2016 and 2015, the Company incurred $360,000 of such costs.

As of March 31, 2016 and 2015, amounts due to related parties were $117,124 and $101,345, respectively, payable to Robert Ellin, our Executive Chairman, President, director and controlling stockholder. These amounts were provided for working capital as needed and are unsecured, non-interest bearing advances with no formal terms of repayment.

Rent

During the fiscal year ended March 31, 2016, we subleased office space from Trinad LLC for no cost to us. Management estimates such amounts to be immaterial. We anticipate continuing to sublease such space at no cost to us for the foreseeable future. We believe that such property is in good condition and is suitable for the conduct of our business.

Note 10 – Commitments and Contingencies

Employment Agreements

On October 6, 2015, the Company appointed Blake Indursky as the Executive Vice Chairman and Senior Vice President of Operations of the Company. Mr. Indursky’s employment agreement provides for a twelve-month term, renewable on an annual basis unless terminated by either party thereto, compensation of $10,000 per month and 250,000 shares of the Company’s restricted common stock which shall vest equally on a monthly basis over the twelve (12) month term of the Employment Agreement.

Legal Proceedings

On May 20, 2016, Mr. Oliver Bengough filed a Petition for Relief (the “Petition”) in the High Court of Justice, Chancery Division (the “Court”) against OCHL, OCL, KOKO UK and Mr. Ellin (collectively, the “Respondents”). In connection with the Petition, effective as of May 20, 2016, Mint Group terminated the Management Services Agreement with OCL pursuant to which Mint Group served as a contracted service provider to KOKO, a nightclub and live music venue “KOKO” in Camden, London owned by KOKO UK. The Petitioner claims certain breaches of duty by Mr. Ellin in connection with the corporate operations of the Respondents, as well as a “deterioration” of the relationship between the parties. The Petitioner further claims that his interests have been unfairly prejudiced by the conduct of the Respondents and the breakdown of trust and confidence between himself and Mr. Ellin. In connection with such termination, we demanded the resignation of Mr. Bengough (a significant shareholder of Mint Group) from the board of OCHL due to what we strongly believe to be performance and management concerns on behalf of Mint Group and its non-payment of certain funds. OCHL was formed by OCL’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of OCL, is a 50%-owned subsidiary of the Company and is the parent of OCL.

Among other things, the Petitioner is seeking an order by the Court for the sale by KOKO UK of its shares in OCHL to the Petitioner at a fair market value to be determined by the Court or an independent third party valuation with a discount to reflect the losses claimed to be suffered by the Petitioner. The Petitioner is further seeking, if required, an order terminating Mr. Ellin’s directorship of OCHL and OCL, permission to bring a derivative action against Mr. Ellin alleging breaches of certain duties set forth in the Petition, for the Court to set aside the Senior Note and Junior Note (as each defined below) or alternatively such part of those notes which the Petitioner alleges are expenses for which Respondents OCL and OCHL should not be liable and for the Court to declare that OCL and OCHL have no liability for such expenses to us, JJAT or any other person connected with Mr. Ellin. As part of the initial hearing, the Court granted Petitioner’s request for interim relief to allow the Petitioner to continue running OCL’s business as it was conducted prior to the filing of the Petition, subject to Mr. Ellin’s approval of any expenditures exceeding $15,000 in amount (the “Interim Injunction”). This interim relief was granted pending a final decision on the Interim Injunction at the next hearing.

As part of the Merger consummated on April 28, 2014, OCHL and OCL became additional promisors under 2 promissory notes, a promissory note, dated as of April 28, 2014 (the “Senior Note”), issued in favor of JJAT, and a promissory note, dated as of April 28, 2014 (the “Junior Note”), issued in our favor. Pursuant to the Senior Note, OCHL and OCL are jointly liable for the principal amount of $1,376,124 and interest at 8% per annum. Pursuant to the Junior Note, OCHL and OCL are jointly liable to us for a principal amount of $494,749 and interest at 8% per annum. In the event the Court denies the Petitioner’s relief summarized above, a request was made by the Petitioner for an order by the Court for the “winding up” of OCL and OCHL based upon deadlock of its board and members.

The Respondents have retained UK counsel in this matter and categorically deny all allegations in the Petition and intend to aggressively defend this action, to refute the allegations set forth therein and to file a substantive counter-complaint in answer to the Petition. A 2-day hearing has been set by the Court for July 28 and 29, 2016, consisting of a procedural hearing on the Petition and to rule on the Interim Injunction.

Note 11 – Stockholders’ Equity

Common Stock

On February 13, 2014, JJAT exchanged its shares of stock of OCHL for 29,000,000 shares of the Company’s common stock.  The shares were valued at $4,200,000, the historical cost basis of JJAT in the stock conveyed to the Company. JJAT is an entity that is owned by Robert Ellin, the majority shareholder of the Company

Sale of Common Stock or Equity Units

During the year ended March 31, 2015, the Company issued an aggregate of 150,000 shares of its common stock at $1.00 per share for $150,000 in cash.

During the year ended March 31, 2015, the Company entered into securities purchase agreements with accredited investors, pursuant to which the Company agreed to issue an aggregate of 675,000 Units at a purchase price per unit of $1.00 per share for an aggregate purchase price of $675,000 with each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of four years from the date of original issuance at an exercise price of $0.01 per share

During the year ended March 31, 2016, the Company entered into securities purchase agreements with accredited investors, pursuant to which the Company agreed to issue an aggregate of 381,250 units at a purchase price of $2.00 per unit for $612,500 in cash. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of four years from the date of original issuance at an exercise price of $0.01 per share.

Issuance of Common Stock for services

During the year ended March 31, 2016, the Company issued 901,000 shares of its common stock valued at $856,500 to various consultants and advisory board members. The Company valued these shares at prices from $0.50 - $1.00 per share, the most recent price of the sale of our common stock on the date of grant.

During the year ended March 31, 2015, the Company issued 1,285,000 shares of its common stock valued at $960,000 to various consultants and advisory board members. The Company valued these shares at prices from $0.50 - $1.00 per share, the most recent price of the sale of our common stock on the date of grant.

Stock Grant for Legal Services

During the fiscal year ended March 31, 2015, the Company entered into a Subscription Agreement with its then legal advisors (the “Subscription Agreement”). Pursuant to the Subscription Agreement, the advisors agreed to subscribe to purchase of 954,988 shares of the Company’s common stock, at the price of $0.50 per share, in exchange for legal services previously rendered to the Company in the aggregate amount of $477,494.

Warrants

On December 1, 2014, the Company issued warrants to purchase 2,625,000 shares of its common stock at an exercise price of $0.01 per share to 8 accredited investors who had previously purchased shares of the Company’s common stock for $1.00 per share. The Company incurred an expense of $2,600,080 for this issuance. The warrants expire 4 years from the date of issuance.

During the years ended March 31, 2016 and 2015, the Company issued 581,250 and 2,950,000 shares of the Company’s common stock upon exercise of 581,250 and 2,950,000 warrants at an exercise price of $.01 per share, resulting in net proceeds to the Company of $5,813 and $29,500.

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, March 31, 2014	1,125,000	$0.15	8.49
Granted	3,625,000	0.01	3.92
Exercised	(2,950,000)	0.01	3.92
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2015	1,800,000	$0.09	3.21
Granted	581,250	0.01	2.31
Exercised	(581,250)	0.01	4.24
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2016	1,800,000	$0.10	4.16
Exercisable, March 31, 2016	1,800,000	$0.10	4.16

Note 12 – Income Tax Provision

At March 31, 2016 and 2015, the Company had available federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $9.8 million and $8.6 million for federal income tax purposes, respectively, and $9.8 million and $8.6 million for state income tax purposes respectively. The federal net operating loss carryforward expires in 2033 and the state net operating loss carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company has adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2016 and 2015, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2016 and 2015, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2008 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:

	2016	2015
Net operating loss carryforward	$(4,217,871)	$(2,925,548)
Stock based compensation	2,154	1,036
Fair value of warrants	884,027	-
Total deferred tax assets	(3,331,690)	(2,924,511)
Valuation allowance	3,331,690	2,924,511
Net deferred tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2016	2015
U.S federal statutory income tax	-34.00%	-34.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Change in valuation allowance	39.80%	39.80%
Effective tax rate	0.00%	0.00%

Note 13 – Subsequent Events

Placement of Common Stock

On June 8, 2016 and June 10, 2016, the Company sold certain of its securities to an accredited investor for total gross proceeds of $1,250,000. The securities consisted of (i) 250,000 shares of the Company’s common stock at a purchase price of $5.00 per share, and (ii) a 3-year warrant to purchase 250,000 shares of the Company’s common stock exercisable at $0.01 per share). The net proceeds of the sale of these securities will be used for general working capital.

Additional Advances from Trinad

Subsequent to the fiscal year ended March 31, 2016, Trinad Capital advanced an additional $95,100 to us under the terms and conditions of the Second Senior Note.

Conversion of Convertible Note Payable

Subsequent to the fiscal year ended March 31, 2016, at the request of the Lenders we converted the note payable in the amount of $200,000 plus accrued interest into shares of our common stock, resulting in the issuance of approximately 102,750 shares for this conversion. We also accepted the Lenders’ request to exercise their 200,000 warrants at a price of $0.01, resulting in the issuance of 200,000 shares of our common stock for this warrant exercise.

Litigation Related to OCHL and Oliver Bengough

See Note 10 – Commitments and Contingencies – Legal Proceedings, for a discussion of the Petition.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that, as of March 31, 2016, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective because of the two material weaknesses described below.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of March 31, 2016. We had neither the resources, nor the personnel, to provide an adequate control environment. Due to our extremely limited resources, the following material weaknesses in our internal control over financial reporting existed at March 31, 2016:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the fiscal year ended March 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(iii)      Lack of independent audit committee of our Board of Directors.

(iv)      Insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of generally accepted accounting principles that led to the restatement of our previously issued financial statements. We have outsourced an interim Principal Financial Officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Principal Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Interim Principal Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

Extension of Senior Note and Second Senior Note with Trinad Capital

On April 21, 2016, the Senior Note was amended to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, we issued to Trinad Capital warrants to purchase 572,493 shares of our common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020.

On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017. For extending the due date of the Second Senior Note to June 30, 2017, we issued to Trinad Capital warrants to purchase 1,103,884 shares of our common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020.

Restatement of, and Non-Reliance on, Our Financial Statements Included in Our Merger 8-K, 2015 Annual Report and Subsequent Quarterly Reports

The Merger 8-K and our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, accounted for the Merger as a reverse acquisition, with OCHL deemed the accounting acquirer and our Company deemed the accounting acquiree. The reverse acquisition was deemed a capital transaction and the net assets of OCHL (the accounting acquirer) were carried forward to us (the legal acquirer and the reporting entity) at their carrying value before the acquisition.

On July 11, 2016, our Board of Directors, determined that the Merger was erroneously accounted for as a reverse acquisition for accounting purposes and that OCHL was improperly included in consolidation as our subsidiary. OCHL should have been reflected as an investment accounted for under the equity method of accounting. This determination was based on an analysis by our management that we did not have sufficient control of OCL at the date of the transaction in accordance with the current accounting rules. Therefore, this Annual Report contains our financial statements for the fiscal year ended March 31, 2016 and restated financial statements for the 2015 Annual Report that properly present the Merger and our investment in OCHL on the equity basis of accounting and correct the prior period for other errors.

In addition, as a result of such determination, our Board of Directors concluded that our financial statements included in the Merger 8-K, the 2015 Annual Report and in each of our Quarterly Reports on Form 10-Q for the quarters ended June 30, September 30 and December 31, 2015, respectively, should no longer be relied upon because of this error. After the filing of this Annual Report, our Board of Directors will determine if any of these prior reports should be restated.

Petition for Relief by Oliver Bengough against OCHL, OCL, KOKO UK and Mr. Robert Ellin

 On May 20, 2016, Mr. Oliver Bengough filed the Petition in the High Court of Justice, Chancery Division (the “Court”) against OCHL, OCL, KOKO UK and Mr. Ellin (collectively, the “Respondents”). In connection with the Petition, effective as of May 20, 2016, Mint Group terminated the Management Services Agreement with OCL pursuant to which Mint Group served as a contracted service provider to KOKO, a nightclub and live music venue “KOKO” in Camden, London owned by KOKO UK. The Petitioner claims certain breaches of duty by Mr. Ellin in connection with the corporate operations of the Respondents, as well as a “deterioration” of the relationship between the parties. The Petitioner further claims that his interests have been unfairly prejudiced by the conduct of the Respondents and the breakdown of trust and confidence between himself and Mr. Ellin. In connection with such termination, we demanded the resignation of Mr. Bengough (a significant shareholder of Mint Group) from the board of OCHL due to what we strongly believe to be performance and management concerns on behalf of Mint Group and its non-payment of certain funds. OCHL was formed by OCL’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of OCL, is a 50%-owned subsidiary of the Company and is the parent of OCL.

Among other things, the Petitioner is seeking an order by the Court for the sale by KOKO UK of its shares in OCHL to the Petitioner at a fair market value to be determined by the Court or an independent third party valuation with a discount to reflect the losses claimed to be suffered by the Petitioner. The Petitioner is further seeking, if required, an order terminating Mr. Ellin’s directorship of OCHL and OCL, permission to bring a derivative action against Mr. Ellin alleging breaches of certain duties set forth in the Petition, for the Court to set aside the Senior Note and Junior Note (as each defined below) or alternatively such part of those notes which the Petitioner alleges are expenses for which Respondents OCL and OCHL should not be liable and for the Court to declare that OCL and OCHL have no liability for such expenses to us, JJAT or any other person connected with Mr. Ellin. As part of the initial hearing, the Court granted Petitioner’s request for interim relief to allow the Petitioner to continue running OCL’s business as it was conducted prior to the filing of the Petition, subject to Mr. Ellin’s approval of any expenditures exceeding $15,000 in amount (the “Interim Injunction”). This interim relief was granted pending a final decision on the Interim Injunction at the next hearing.

As part of the Merger consummated on April 28, 2014, OCHL and OCL became additional promisors under 2 promissory notes, a promissory note, dated as of April 28, 2014 (the “Senior Note”), issued in favor of JJAT, and a promissory note, dated as of April 28, 2014 (the “Junior Note”), issued in our favor. Pursuant to the Senior Note, OCHL and OCL are jointly liable for the principal amount of $1,376,124 and interest at 8% per annum. Pursuant to the Junior Note, OCHL and OCL are jointly liable to us for a principal amount of $494,749 and interest at 8% per annum. In the event the Court denies the Petitioner’s relief summarized above, a request was made by the Petitioner for an order by the Court for the “winding up” of OCL and OCHL based upon deadlock of its board and members.

The Respondents have retained UK counsel in this matter and categorically deny all allegations in the Petition and intend to aggressively defend this action, to refute the allegations set forth therein and to file a substantive counter-complaint in answer to the Petition. A 2-day hearing has been set by the Court for July 28 and 29, 2016, consisting of a procedural hearing on the Petition and to rule on the Interim Injunction.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position

Robert S. Ellin	51	Executive Chairman, President & Director

David R. Wells	53	Interim Principal Financial Officer

Blake Indursky	44	Executive Vice Chairman and Senior Vice President of Operations

Jay Krigsman	51	Director

A majority of the authorized number of directors constitutes a quorum of our Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by our Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Robert S. Ellin, Executive Chairman, President and Director — Mr. Ellin has served as our Executive Chairman, President and director since September 9, 2011. Mr. Ellin formerly served as our Chief Executive Officer from September 9, 2011 to April 30, 2014 and as our Chief Financial Officer from April 26, 2012 until September 30, 2013. Mr. Ellin has more than 20 years of investment and turnaround experience. He is Managing Director and Portfolio Manager of Trinad Capital Master Fund, Ltd. Trinad Capital is our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin served as a member of the board of directors from February 2005 to September 2013, and as Executive Chairman from December 2011 to April 2013, of Mandalay Digital Group, Inc. He has also served on the Board of Governors at Cedars-Sinai Hospital in Los Angeles, California since March 2007. Prior to joining Trinad Capital Master Fund, Ltd., Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, he spearheaded investments into THQ, Inc., Grand Toys, Forward Industries, Inc. (FORD), Majesco Entertainment and iWon.com. Mr. Ellin also completed a leveraged buyout of S&S Industries, Inc. where he served as President from 1996 to 1998. S&S Industries was the largest manufacturer in the world of underwires which had strong partnerships with leading companies including Bally’s, Maidenform, and Sara Lee. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was Manager of Retail Operations at Lombard Securities. Mr. Ellin received his Bachelor of Arts degree from Pace University.

Our Board of Directors has concluded that Mr. Ellin is well-qualified to serve on our Board of Directors and has the requisite qualifications, skills and perspectives based on, among other factors, him being the Managing Director and Portfolio Manager of Trinad Capital, our controlling stockholder, and his extensive business, investment, finance and public company experience, particularly in investing in micro-cap public companies.

David R. Wells, Interim Principal Financial Officer — Mr. Wells was appointed as our Interim Principal Financial Officer on March 15, 2016. Mr. Wells founded StoryCorp Consulting dba Wells Compliance Group in 2007, which provides services to small growing public companies. From December 2009 to March 2013 he was the President and Chief Financial Officer of Sionix Corporation and he served on the board of directors. He has experience working with auditors and regulatory agencies to rapidly address non-conforming situations and assisting companies who desire to increase their internal controls. Mr. Wells earned a BA in Finance and Entrepreneurship from Seattle Pacific University, and holds an MBA from Pepperdine University.

Blake Indursky, Executive Vice Chairman and Senior Vice President of Operations — Mr. Indursky was appointed as our Executive Vice Chairman and Senior Vice President of Operations on October 6, 2015. Mr. Indursky has been a member of the Company’s Advisory Board since August 2015. Mr. Indursky has over 20 years of experience as an executive in various music and technology companies. Mr. Indursky was President of Flying Point Ventures, LLC, a brand marketing, live event, and online and emerging technology advisory firm, from 2009 to 2014. Between 2006 and 2008, Mr. Indursky was Director Acquisitions for RAL Companies where he purchased New York properties for development of luxury residential apartments and condominiums. Prior to that, Mr. Indursky served as Vice President of Sony Music Entertainment from 2001 to 2004 and was employed in various executive capacities with Sony Music since 1991. Mr. Indursky is a member of both the New York and New Jersey State Bars and received a J.D. in Law from Hofstra University and a B.A. in Liberal Arts from American University.

Jay Krigsman, Director — has served as our director since April 26, 2012. Mr. Krigsman has been the Executive Vice President and Asset Manager of The Krausz Companies since 1992, where he oversees the company’s property management team and is responsible for developing and implementing strategic leasing programs. Prior to joining The Krausz Companies, Mr. Krigsman had the senior leasing responsibilities for Birtcher Development Co. Mr. Krigsman holds a Certified Commercial Investment Member designation from the CCIM Institute, a Sr. Certified Leasing Specialist designation from the International Council of Shopping Centers and holds a California Real Estate Broker’s License. Mr. Krigsman received a B.A. in Business Administration from the University of Maryland.

Our Board of Directors has concluded that Mr. Krigsman is well-qualified to serve on our Board of Directors and has the requisite qualifications, skills and perspectives based on, among other factors, his extensive business, entertainment and media experience.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” Our Board of Directors has determined that Mr. Krigsman is an independent director under the applicable standards of the SEC and the Nasdaq Stock Market. We intend to appoint additional independent directors in the near future.

Board Leadership Structure and Role in Risk Oversight

Mr. Ellin serves as our Executive Chairman of the Board and President. Due to our small size and early stage of operations, we believe it is currently most effective to have the Chairman of the Board and Chief Executive Officer positions combined.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While our Board of Directors oversees our Company’s risk management, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws and the provisions of the Nevada Revised Statutes (the “NRS”). Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with our bylaws and the provisions of the NRS.

Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors at any time for any reason.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of our Company. We intend to adopt a Code of Business Conduct and Ethics as we grow our management team in the future.

Board Committees

Our Board of Directors acts as the Audit Committee and currently our Board of Directors has no separate committees. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our Board of Directors and who would be willing to act as an audit committee financial expert. We hope to hire such an expert in the near future.

Section 16(A) Beneficial Ownership Reporting Compliance

Our common stock is not yet registered under the Exchange Act. When we do register our common stock under the Exchange Act, Section 16(a) of the Exchange Act will require our directors, executive officers and holders of 10% or more of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and any other equity securities.

Nominations to the Board of Directors

General — Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Our Board of Directors’ candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment. In addition, directors must have time available to devote to our Board of Directors activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our Company.

We have no separate Nominating Committee at this time. Due to the small size of our Board of Directors, we believe that currently it is appropriate and most efficient for our entire Board of Directors to execute the functions that a separate Nominating Committee would typically perform.

Changes to the Procedures by Which Security Holders May Recommend Nominees to Our Board of Directors — During the year ended March 31, 2016, there were no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships between or among any of our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

ITEM 11.     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to (i) each individual who served as our principal executive officer during the fiscal year ended March 31, 2016 and (ii) our two most highly compensated executive officers, other than those listed in clause (i) above, who were serving as our executive officers at the end of the last fiscal year (together, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(7)	Total ($)
Robert Ellin, Executive	2016	360,000	(1)	―	―		―	―	―	―	360,000
Chairman & President	2015	360,000	(1)	―	―		―	―	―	―	360,000
David Wells, Interim	2016	23,000	(4)		1,563	(5)	―	―	―	―	24,563
Principal Financial Officer (2)	2015	―		―	―		―	―	―	―	―
Blake Indursky, Executive	2016	58,387		―	500,000	(6)	―	―	―	―	558,387
Vice Chairman & SVP of Operations (3)	2015	―		―	―		―	―	―	―	―

(1)	Represents payments to Trinad Movement, the manager of Trinad Capital and one of our principal stockholders, pursuant to the Management Agreement, dated as of September 23, 2011. Mr. Ellin is the managing director of and portfolio manager for Trinad Management, LLC. Pursuant to the terms of the Management Agreement, Trinad Management provides certain management services to us, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination involving our Company, for (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive 3-month period during the term of the Management Agreement and with $1,000,000 due at the end of the 3-year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of our common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of 10 years. Mr. Ellin also formerly served as our CEO from September 9, 2011 to April 30, 2014.
(2)	Mr. Wells agreed to serve as our Principal Financial Officer on March 15, 2016.
(3)	Mr. Indursky was appointed as our Executive Vice Chairman and Senior Vice President of Operations on October 6, 2015.
(4)	Represents payments made to StoryCorp Consulting (d/b/a Wells Compliance Group), an entity which Mr. Wells controls (“StoryCorp Consulting”), in consideration of his services as our Interim Principal Financial Officer.
(5)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of $2,500 shares of our common stock due monthly and payable quarterly based on each 30-day volume weighted average price of our common stock for the relevant period to StoryCorp Consulting (d/b/a Wells Compliance Group), an entity which Mr. Wells controls.
(6)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of 250,000 shares of our common stock issued as of October 6, 2015 to Mr. Indursky in connection with is his employment agreement. In light of the very limited trading of our common stock, such aggregate grant date fair value was determined based on the most recent price per share at which we sold our common stock in a private placement around the same time as the grant date (or $2.00). Such shares vest equally on a monthly basis over the 12-month term of his employment agreement, if Mr. Indursky continues to serve as our Executive Vice Chairman and Senior Vice President of Operations on each vesting date.
(7)	Except as provided in the table, the amount of perquisites and other personal benefits has been excluded as the total value of perquisites and other personal benefits for each Named Executive Officer was less than $10,000.

Employment Agreements

Robert Ellin — We are currently a party to a Management Agreement, dated as of September 23, 2011, with Trinad Management, the manager of Trinad Capital, which is one of our principal stockholders. Mr. Ellin is the managing director of and portfolio manager for Trinad Management, LLC. Pursuant to the terms of the Management Agreement, Trinad Management provides certain management services to us, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination involving our Company, for (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive 3-month period during the term of the Management Agreement and with $1,000,000 due at the end of the 3-year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issuance of a warrant to purchase 1,125,000 shares of our common stock at an exercise price of $0.15 per share. The warrant may be exercised in whole or in part by Trinad Management at any time for a period of 10 years.

David R. Wells — On March 15, 2016, we entered into a 4-month consulting agreement with StoryCorp Consulting, an entity which Mr. Wells controls, pursuant to which we make periodic payments to StoryCorp Consulting in connection with the Interim Principal Financial Officer and other accounting and financial services that Mr. Wells provides to us. At the end of the initial period, we may renew the consulting agreement on a month-to-month basis on the same terms. In addition, StoryCorp Consulting receives monthly $2,500 shares of our common stock due monthly and payable quarterly based on each 30-day volume weighted average price of our common stock for the relevant period.

Blake Indursky — On March 15, 2016, we entered into an employment agreement with Mr. Indursky to serve as our Executive Vice Chairman and Senior Vice President of Operations. Mr. Indursky’s employment agreement provides for a 12-month term, renewable on an annual basis unless terminated by either party thereto, compensation of $10,000 per month and 250,000 shares of our restricted common stock which vest equally on a monthly basis over the 12-month term of his employment agreement, if Mr. Indursky continues to serve as our Executive Vice Chairman and Senior Vice President of Operations on each vesting date.

Outstanding Equity Awards for Fiscal Year Ended March 31, 2016

We do not maintain any equity compensation plan which provides for the issuance of stock options to directors, officers, employees and key consultants of our Company and our affiliates. During the year ended March 31, 2016, we awarded the following grants to our executive officers:

•	250,000 shares of our restricted common stock to Mr. Indursky in connection with his employment as our Executive Vice Chairman and Senior Vice President of Operations. Such shares will vest equally on a monthly basis over the 12-month term of his employment agreement, if Mr. Indursky continues to serve as our Executive Vice Chairman and Senior Vice President of Operations on each vesting date.

•	As of March 31, 2016, StoryCorp Consulting, an entity which Mr. Wells controls, is owed $1,250 worth of our shares of common stock with the amount of shares to be based on each 30-day volume weighted average price of our common stock for the relevant payment period.

Director Compensation

There was no compensation paid to our current directors during the fiscal year ended March 31, 2016. Non-employee director compensation for a new director is determined on an ad hoc basis by the existing members of our Board of Directors at the time a director is elected. Currently, our non-employee directors do not receive any compensation for their services on our Board of Directors, other than an initial grant of 100,000 advisory shares of our common stock.

On January 29, 2013, we granted Mr. Krigsman 100,000 shares of our common stock in conjunction with his appointment to our Board of Directors. These shares vested on January 29, 2014 and the applicable 2-year lock-up period has expired.

Compensation Committee Interlocks and Insider Participation

We have no Compensation Committee, and during the year ended March 31, 2016, our directors and officers participated in deliberations of our Board of Directors regarding officer compensation. During the year ended March 31, 2016, no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Company’s Board of Directors, (ii) served as a director of another entity, one of whose executive officers served on our Company’s Board of Directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

Potential Payments Upon Termination or Change-In-Control

Blake Indursky — In the event we terminate Mr. Indursky other than for Cause (as defined in his employment agreement), death, or disability or he resign for Good Reason (as defined in his employment agreement), we will be obligated to pay him the pro-rata portion of his base salary of $120,000 for the date of termination to the end of the 12-month employment period, and his entire grant of 250,000 shares shall immediately vest.

John Petrocelli — On October 15, 2015, LXL entered into a Separation and Consulting Agreement and Mutual Release (the “Separation and Consulting Agreement”) with Mr. Petrocelli pursuant to which Mr. Petrocelli resigned as President of LXL. The Separation and Consulting Agreement provides that in connection with his termination of employment from LXL, Mr. Petrocelli agreed to the forfeiture of 500,000 unvested shares of our common stock and that he shall not be entitled to any Termination Benefits under his Employment Agreement. In addition, Mr. Petrocelli, through his consulting company Bulldog DM, LLC, provided LXL consulting services for 3 months after his termination.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 30, 2016 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there is no arrangement, including any pledge by any person of our securities, the operation of which may at a subsequent date result in our change in control.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Loton, Corp, 269 South Beverly Drive, Beverly Hills, CA 90212.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class(1)

Executive Officers
Robert S. Ellin	19,908,698	(2)(3)	42.43%
David R. Wells	―	(4)	*
Blake Indursky	166,667	(5)	*

Directors
Robert S. Ellin	19,908,698	(2)(3)	42.43%
Jay Krigsman	336,784		*
All directors and executive officers as a group (4 persons)	20,412,149		43.51%

5% Shareholders
Robert S. Ellin	19,908,698	(2)(3)	42.43%
Sandor Capital Master Fund	4,000,000	(6)	8.74%

*	Less than 1%
(1)	Applicable percentage ownership is based on 45,792,138 shares of our common stock outstanding as of July 11, 2016.
(2)	Represents (i) 8,062,384 shares owned by Trinad Capital, as Mr. Ellin, the portfolio manager of Trinad Capital, is deemed to have voting and dispositive power over such shares, (ii) 10-year warrant to purchase 1,125,000 shares exercisable at a price of $0.15 per share which are owned by Trinad Management, as Mr. Ellin, is managing member of Trinad Management, is deemed to have voting and dispositive power over such shares; and (iii) 10,721,314 shares owned by JJAT, an entity owned by Mr. Ellin, as Mr. Ellin is deemed to have voting and dispositive power over such shares. Accordingly, securities owned by these entities may be regarded as being beneficially owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership in the shares held by Trinad Management and Trinad Capital. The address for Mr. Ellin, JJAT, Trinad Management and Trinad Capital is 269 South Beverly Drive, Suite #1450, Beverly Hills, CA 90212. Also see “Certain Relationships and Related Transactions, and Director Independence - Management Agreement.”
(3)	Does not include 231,648 shares held in family trusts as to which Mr. Ellin does not exercise voting or dispositive power.
(4)	Excludes shares of our common stock due to StoryCorp Consulting, an entity which Mr. Wells controls, under its consulting agreement with us at a monthly issuance rate of $2,500 worth of shares of our common stock, payable quarterly, based on each 30-day volume weighted average price of our common stock for the relevant period, as such shares have not yet been issued.
(5)	Excludes 83,333 shares of our common stock due under Mr. Indursky’s employment agreement, which will not vest within 60 days of June 30, 2016.
(6)	Based on information available to us, John Lemak as the principal of Sandor Capital Master Fund, is believed to have voting and dispositive power over the reported shares. The fund’s address is 2828 Routh St., Suite 500, Dallas TX 75201.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not maintain any equity compensation plans which provide for the issuance of stock options to directors, officers, employees and key consultants of our Company and our affiliates.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We presently are provided office space by our principal stockholder, Trinad Capital, at no cost. Mr. Ellin, our Executive Chairman, President and controlling shareholder, is the Managing Director of Trinad Capital and Trinad Management. We may determine in the immediate future to seek out new office space in the Los Angeles area.

Management Agreement

On September 23, 2011, we entered into the Management Agreement with Trinad Management. Pursuant to the Management Agreement, Trinad Management agreed to provide certain management services to us for a period of 3 years, including, without limitation, the sourcing, structuring and negotiation of business combination transactions involving us. Under the Management Agreement, we compensate Trinad Management for its services to us with (i) a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive 3-month period during the term of the Management Agreement and with $1,000,000 due at the end of the 3-year term unless the Management Agreement is otherwise terminated earlier in accordance with its terms, and (ii) issued a 10-warrant to purchase 1,125,000 shares of our common stock at an exercise price of $0.15 per share. The payment of the $1,000,000 fee has been accrued on our books at the end of the term and has been deferred. Trinad Management continues to provide service at $30,000 per month on a month to month basis.

Due to Related Parties

First Senior Note - Trinad Capital Master Fund

On December 31, 2014, we entered into a senior convertible promissory note (the “First Senior Note”) with Trinad Capital allowing for advances up to a maximum loan amount of $1,000,000, plus interest at the rate of six percent (6%) per annum on the unpaid principal amount of outstanding advances.

At the time the First Senior Note was made, Trinad Capital advanced $700,000 to us and had accrued $70,151 in unpaid interest. Pursuant to the terms of the Senior Note, all outstanding unpaid principal and accrued interest was due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the First Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into our common stock in connection with us consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the First Senior Note. Subsequent to the making of the First Senior Note:

•	On January 27, 2015, we and Trinad Capital entered into an amendment to the First Senior Note, effective as of December 31, 2014, pursuant to which: (1) the term of the First Senior Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in the equity financing;

•	On February 5, 2015, we and Trinad Capital entered into an amendment and restatement of the First Senior Note, effective as of December 31, 2014, pursuant to which the convertibility feature of the note was eliminated in its entirety; and

•	On April 21, 2016, the First Senior Note was amended to extend the maturity date to June 30, 2017, or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, we issued to Trinad Capital warrants to purchase 572,493 shares of our common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020.

As of March 31, 2016 and 2015, $1,000,000 and $825,000 of principal and $140,555 and $81,102 of accrued interest payable, respectively, was outstanding under the First Senior Note.

Second Senior Note - Trinad Capital Master Fund

On April 8, 2015, we entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. During the year ended March 31, 2016, Trinad Capital made advances to us totaling $1,784,000. Subsequent to the making of the Second Senior Note:

•	On July 10, 2015, we and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances;

•	On November 23, 2015, we and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000; and

•	On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, we issued to Trinad Capital warrants to purchase 1,103,884 shares of our common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020.

During the year ended March 31, 2016, Trinad Capital made additional advances to us under the Second Senior Note totaling $1,784,000. As of March 31, 2016, $1,784,000 of principal and $87,048 of accrued interest payable, respectively, were outstanding under the Second Senior Note. There were no amounts due as of March 31, 2015.

Other Amounts Due to Robert Ellin

As of March 31, 2016 and 2015, amounts due to related parties were $117,124 and $101,345, payable to Robert Ellin, our Executive Chairman, President, director and controlling stockholder. These amounts were provided for working capital as needed and are unsecured, non-interest bearing advances with no formal terms of repayment.

Independence of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, our Board of Directors has determined that Mr. Krigsman (our other director other than Mr. Ellin) is independent under the applicable standards of the SEC and the Nasdaq Stock Market rules.

Our Board of Directors acts as the Audit Committee and we currently have no separate committees. Due to the small size of our Board of Directors, we believe that currently it is appropriate and most efficient for our entire Board of Directors to execute the functions that a separate Audit Committee, Compensation Committee and Nominating Committee would typically perform. We hope to be able to grow the size of our operations and our Board of Directors in the future and form such separate committees as our business allows.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed by (i) Weinberg & Company, P.A., our independent registered public accounting firm (“Weinberg & Co.”) for the following services during the year ended March 31, 2016, and (ii) Li and Company, PC, our former independent registered public accounting firm (“Li & Co.”) for the following services during the year ended March 31, 2015:

	Year Ended March 31,
Description of Service	2016	2015
Audit Fees (1)	$52,734	$51,500
Audit-Related Fees(2)	-	-
Tax Fees (3)	-	1,600
All Other Fees	-	-
Total Fees	$52,734	$53,100

(1)	Audit Fees consist of fees for audit of our annual financial statements for the respective year, reviews of our quarterly financial statements, services provided in connection with statutory and regulatory filings.
(2)	Audit-Related Fees consist of fees for accounting consultations.
(3)	Tax Fees consist of fees for tax compliance and tax advice and planning services.

Pre-Approval Policies and Procedures

We do not currently have a separate Audit Committee. Our Board of Directors is responsible for the pre-approval of all audits and permitted non-audit services to be performed for our Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2016 and 2015 were approved by our Board of Directors in accordance with the procedures described below.

Our Board of Directors reviews and approves all audit and non-audit services proposed to be provided, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to us for the years ended March 31, 2016 and 2015 that were not approved by our Board of Directors. Our Board of Directors determined that the services rendered by Weinberg & Co. are compatible with maintaining their independence as our independent auditors.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Loton, Corp:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2016 and 2015 (Restated)

Consolidated Statements of Operations for the years ended March 31, 2016 and 2015 (Restated)

Consolidated Statement of Changes in Stockholders’ Equity for the years ended March 31, 2016 and 2015 (Restated)

Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015 (Restated)

Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of April 28, 2014, among the Registrant, Loton Acquisition Sub I, Inc. and KOKO (Camden) Holdings (US), Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 2.1)
3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, Exhibit 3.1).
3.2	Bylaws of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, Exhibit 3.2).
3.3	First Amendment to the Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 3.3).
4.1	Senior Promissory Note, dated as of April 28, 2014, issued by OCHL to JJAT (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 4.1).
4.2	Promissory Note, dated as of April 28, 2014, issued by OCHL to the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 4.2).
4.3	Form of Warrant to Purchase Common Stock, dated as of September 23, 2011, issued by the Registrant to Trinad Management, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011, Exhibit 10.1).
4.4	Promissory Note, dated as of April 2, 2012, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on August 15, 2012, Exhibit 10.3).
4.5	Promissory Note, dated as of June 21, 2012, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on August 15, 2012, Exhibit 10.4).
4.6	Form of Common Stock Warrant issued on November 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, Exhibit 4.1).
4.7	Form of Common Stock Warrant issued on December 19, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, Exhibit 4.2).
4.8	Form of Promissory Notes, dated as of May 13, May 23, June 17 and July 3, 2013 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2013, Exhibit 10.1).
4.9	Promissory Note, dated as of April 24, 2014, issued by Oliver Bengough to KOKO (Camden) Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.9).
4.10	Promissory Note, dated as of April 24, 2014, issued by Oliver Bengough to JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.10).

4.11	Form of Common Stock Warrant issued by the Registrant to certain investors on December 1, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2015, Exhibit 10.1).
4.12	Form of Senior Promissory Note, dated as of December 31, 2014, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.5).
4.13	Form of Senior Convertible Promissory Note, dated as of December 31, 2014, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.6).
4.14	Form of Amendment No. 1 to Senior Convertible Promissory Note, dated as of January 27, 2015, entered into between the Registrant and Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.7).
4.15	Form of Amended and Restated Senior Promissory Note, dated as of February 5, 2015, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.8).
4.16	Form of Amended and Restated Senior Promissory Note, dated as of July 10, 2015, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2015, Exhibit 10.44).
4.17*	Amendment No. 2 to Senior Convertible Promissory Note, dated as of April 21, 2016, entered into between the Registrant and Trinad Capital Master Fund, Ltd.
4.18*	Amended and Restated Senior Promissory Note, dated as of April 27, 2016, issued by the Registrant to Trinad Capital Master Fund, Ltd.
4.19*	Form of Common Stock Warrant with respect to warrants issued by the Registrant to certain accredited investors on June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015 and certain warrants issued by the Registrant to purchase an aggregate of 281,250 shares.
10.1	Share Purchase Agreement, dated as of February 13, 2014, among Alex Rutherford, KOKO (Camden) Limited and certain Guarantors (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.1).
10.2	Share Sale Agreement, dated as of February 13, 2014, among Hugh Doherty, Laurence Seymour, KOKO (Camden) Limited and certain Guarantors (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.2).
10.3	Shareholders Agreement in Relation to Obar Camden Holdings Limited, dated as of February 12, 2014, among Oliver Bengough, KOKO (Camden) Limited, Robert Ellin, Obar Camden Holdings Limited and Trinad Capital Master Fund Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.3).
10.4	Deed of Reimbursement, dated February 2014, among KOKO (Camden) Limited, Alex Rutherford, Oliver Bengough, Hugh Doherty, Laurence Seymour and Mint Group Holdings Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.4).
10.5	Deed of Subordination, dated February 2014, among Alex Rutherford, Hugh Doherty, Laurence Seymour, KOKO (Camden) Limited, Trinad Capital Master Fund, Ltd. and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.5).
10.6	Variation to Shareholders Agreement, dated as of April 24, 2014, among Oliver Bengough, KOKO (Camden) Limited, Robert Ellin, Trinad Capital Master Fund LTD, Obar Camden Holdings Limited, Obar Camden Limited, JJAT Corp. and the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.6).
10.7	Share Purchase Agreement, dated as of April 24, 2014, relating to certain shares of Obar Camden Holdings Limited between JJAT Corp and Oliver Bengough (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.7).
10.8	Share Charge, dated as of April 24, 2014, in respect of Ordinary Shares of Obar Camden Holdings Limited between Oliver Bengough and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.8).
10.9	Reimbursement Agreement, dated as of January 29, 2014, between the Registrant and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.11).
10.10	Letter re Termination of Reimbursement Agreement, dated as of April 25, 2014, between the Registrant and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.12).
10.11	Contribution Agreement, dated as of April 24, 2014, between JJAT Corp. and KOKO (Camden) Holdings (US), Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.13).
10.12	Form of Director/Officer Indemnification Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.14).
10.13†	Form of Restricted Stock Grant Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.4).

10.14†	Form of Advisory Board Consulting Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.5).
10.15	Form of Consulting Agreement between the Registrant and a consultant to the Registrant (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.6).
10.16	Form of Note Extension Agreement, dated as of July 15, 2013 entered into in connection with those that certain Promissory Note, dated as of April 3, 2012, and that certain Promissory Note, dated as of June 21, 2012, each between the Registrant and Trinad Capital Master Fund Ltd. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2013, Exhibit 10.2).
10.17	Management Agreement, dated as of September 23, 2011, between the Registrant and Trinad Management, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011, Exhibit 10.2).
10.18	Forbearance Agreement, dated as of October 30, 2014, between the Registrant, Olly Bengough, Robert Ellin and JJAT (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014, Exhibit 10.1).
10.19	Assignment Agreement, dated as of March 4, 2015, between LiveXLive, Corp. (f/k/a FestreamTV, Corp.) and Bulldog DM, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2015, Exhibit 10.1).
10.20*	Form of Subscription Agreement, dated as of June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015 between the Registrant and certain accredited investors.
10.21†*	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. (f/k/a FestreamTV, Corp.) and Schuyler Hoversten.
10.22†*	Employment Agreement, dated as of October 6, 2015, between the Registrant and Blake Indursky.
16.1	Letter from Li and Registrant, PC addressed to the Securities and Exchange Commission (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 13, 2016, Exhibit 16.1).
21.1*	List of subsidiaries of the Registrant.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTON, CORP

Date: July 19, 2016	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Executive Chairman and President
(Principal Executive Officer)

Date: July 19, 2016	By:	/s/ David R. Wells
	Name:	David R. Wells
	Title:	Interim Principal Financial Officer
(Interim Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Executive Chairman and Director	July 19, 2016
Robert S. Ellin	(Principal Executive Officer)

/s/ Jay Krigsman	Director	July 19, 2016
Jay Krigsman

