Form 10-Q
period 2016-06-30
LOTON, CORP
filed 2016-08-19
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(310) 601-2500

(Registrant’s telephone number, including area code)

n/a

(Former address and telephone, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of August 13, 2016, there were issued and outstanding 46,558,057 shares of the registrant’s common stock, par value $0.001 per share.

LOTON, CORP

2

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

Loton, Corp

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2016	2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$76,613	$36,898
Prepaid expense to related party	90,000	15,995
Other Current Assets	6,382	-
Total Current Assets	172,995	52,893
Other Assets
Fixed assets, net	75,622	62,569
Investment in affiliate	4,972,699	4,889,515
Note receivable - related party	213,331	213,331
Total Assets	$5,434,647	$5,218,308

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$329,687	$481,412
Note payable	265,158	262,042
Due to related parties	50,000	117,124
Accrued interest, related party	283,515	232,733
Note payable, related party, net of discount	1,472,456	2,784,000
Services payable, related party	1,000,000	1,000,000
Total Current Liabilities	3,400,816	4,877,311
Unsecured convertible notes, net of discount	-	110,273
Total Liabilities	3,400,816	4,987,584

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,758,057 and 45,998,488 shares issued and outstanding, respectively	46,757	45,998
Additional paid in capital	17,637,215	14,030,897
Accumulated deficit	(15,650,141)	(13,846,171)
Total stockholders' equity	2,033,831	230,724
Total Liabilities and Stockholders’ Equity	$5,434,647	$5,218,308

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2016	2015
		(as Restated)
Operating expenses:
Selling, general and administrative	$1,084,886	$785,793
Related party expenses	90,000	90,000
Total operating expenses	1,174,886	875,793
Loss from operations	(1,174,886)	(875,793)

Other income (expense):
Interest income (expense), net	(712,268)	16,880
Earnings from investment	83,184	74,036
Total non-operating expenses	(629,084)	90,916

Net loss	$(1,803,970)	$(784,876)

Net loss per share – basic and diluted	$(0.04)	$(0.02)

Weighted average common shares – basic and diluted	46,298,459	44,203,669

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp

Condensed Consolidated Statement of Stockholders’ Equity

For the Period Ended June 30, 2016

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total
	Stock	Amount	Capital	Deficit	Stockholders' Equity
Balance as of March 31, 2016	45,998,488	$45,998	$14,030,897	$(13,846,171)	$230,724
Shares issued for cash	250,000	250	1,249,750	-	1,250,000
Fair value of shares issued for services	103,650	103	181,022	-	181,125
Shares issued upon exercise of warrants	302,960	303	727	-	1,030
Share issued upon debt conversion	102,959	103	205,815	-	205,918
Fair value of warrants issued for note extension and to induce conversion of notes			1,917,524		1,917,524
Fair value of beneficial conversion feature			51,480		51,480
Net loss	-	-	-	(1,803,970)	(1,803,970)
Balance as of June 30, 2016	46,758,057	$46,757	$17,637,215	$(15,650,141)	$2,033,831

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2016	2015
		(as Restated)
Cash Flows from Operating Activities:
Net loss	$(1,803,970)	$(784,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,900	819
Common stock issued for services	181,125	223,958
Amortization of debt discount and debt issuance costs	344,196	-
Fair value for beneficial conversion feature	51,480	-
Fair value for warrants issued for conversion and inducement	256,411	-
Equity in earnings of OCHL	(83,184)	(74,036)
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaids	(74,005)	-
(Increase)/Decrease in other current assets	(6,382)	(103)
Decrease/(Increase) in accrued interest	(50,782)	-
Decrease/(Increase) in accounts payable and accrued liabilities	(41,127)	6,224
Net cash used in operating activities	(1,220,338)	(628,014)

Cash Flows from Investing Activities:
Purchases of fixed assets	(18,953)	-
Net cash used in investing activities	(18,953)	-

Cash Flows from Financing Activities:
Proceeds from notes payable, related party	445,100	820,500
Repayment of notes payable, related party	(350,000)	-
Proceeds from warrant exercise	1,030	1,500
Proceeds from issuance of common stock	1,250,000	150,000
Proceeds from loans, related party	(67,124)	(53,624)
Net cash provided by financing activities	1,279,006	918,376

Net Increase/(Decrease) in cash	39,715	290,362

Cash, beginning of period	36,898	36,121

Cash, end of period	$76,613	$326,483

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued for note extension	$1,661,114	$-
Common stock issued upon conversion of note payable	$205,918	$-

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp

For the Three Months Ended June 30, 2016 and 2015

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation; Going Concern

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

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated balance sheet information as of March 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Report on Form 10-K filed with the Securities and Exchange Commission on July 19, 2016.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2016 and notes thereto included in the Company’s Report on Form 10-K for the year ended March 31, 2016.

The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

The condensed consolidated financial statements for the quarter ended June 30, 2015 presented herein have been restated to present the Company’s investment in OCHL on the equity basis of accounting and to correct for other prior errors. Please see Note 3 for details.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a working capital deficit of $3,573,811 at June 30, 2016, and incurred a net loss of $1,803,970, and utilized net cash used in operating activities $1,220,338 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s Independent Public Accounting Firm in their audit report to the March 31, 2016 financial statements expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2016. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Note 2 - Significant Accounting Policies and Practices

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in impairment testing of long term assets, accruals for potential liabilities and valuing equity instruments issued for services. Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Investment in Unconsolidated Subsidiary Under the Equity Method

The Company accounts for investments in which the Company owns more than 20% of the investee using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

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

Income taxes

The Company follows the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

At June 30, 2016 and 2015, the Company had 3,526,377 and 1,475,000 warrants outstanding, respectively, which were excluded from the loss per share calculation as they were anti-dilutive.

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

Note 3 – Restatement of Prior Period Financial Statements

The financial statements for the three months ended June 30, 2015 have been restated. On July 11, 2016, our Board of Directors, determined that the Agreement with OCHL was erroneously accounted for as a reverse acquisition for accounting purposes and that OCHL was improperly included in consolidation as our subsidiary. OCHL should have been reflected as an investment accounted for under the equity method of accounting. This determination was based on an analysis by our management that we did not have sufficient control of OCHL at the date of the transaction in accordance with the current accounting rules. Therefore, our results for the three months ended June 30, 2015 previously reported in our 10-Q filed on August 18, 2015 are being restated herein to properly present the Merger and our investment in OCHL on the equity basis of accounting and correct the prior period for other errors.

Specifically, on April 28, 2014, we entered into an Agreement and Plan of Merger (the “Agreement”), by and among our Company, Loton Acquisition Sub I, Inc., a Delaware corporation and our wholly-owned subsidiary (“Acquisition Sub”), and KOKO (Camden) Holdings (US), Inc. (“KOKO Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, our Executive Chairman, President, Director and controlling shareholder), and his affiliates (the “Merger”). As a result of the Merger, KOKO Parent became our wholly-owned subsidiary, and our then primary business became that of KOKO Parent and its subsidiaries, KOKO (Camden) Limited, a private limited company registered in England and Wales (“KOKO UK”) which owns 50% of OCHL, which in turn wholly-owns its operating subsidiary OBAR Camden. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KOKO Parent’s former sole shareholder, JJAT, received 29,000,000 shares of our common stock.  Since both we and JJAT were controlled by Mr. Ellin at the time of the consummation of the Merger, this reverse merger transaction should have been accounted for as a transaction between entities under common control.  Accordingly, this equity method investment should have been initially measured on our financial statements at its then JJAT's historical basis of $4.2 million.

In addition, certain issuances of common stock prior to March 31, 2014 were improperly recorded, and the applicable adjustments to accumulated deficit and additional paid in capital have been made herein. The effects on the previously issued financial statements are as follows:

Loton, Corp

Condensed Consolidated Statements of Operations (Unaudited)

	Originally Filed, June 30, 2015	Effect of Deconsolidation of OCHL	Pro Forma After Deconsolidation, June 30, 2015	Equity Treatment, Investment in OCHL	As Restated, June 30, 2015 (unaudited)	Notes
Revenues	$1,936,770	$(1,936,770)	$-	$-	$-	(1)
			-
Cost of Revenue	277,385	(277,385)	-	-	-	(2)

Gross Margin	1,659,385	(1,659,385)	-	-	-

Operating Expenses
Selling, general and administrative	2,131,140	(1,345,347)	785,793	-	785,793	(1)
Related party expenses	120,609	(30,609)	90,000	-	90,000	(1)
Total operating expenses	2,251,749	(1,375,956)	875,793	-	(875,793)

Income (loss) from operations	(592,364)	283,429	(875,793)	-	(875,793)

Other (income) expense
Compensation expense, investors	-	-	-	-	-
Interest income (expense), net	(44,077)	(60,958)	16,880	-	16,880	(1)
Earnings from investment	-	-	-	74,036	74,036	(2)
Other (income) expense, net	(44,077)	(60,958)	16,880	74,036	90,916
			-
Net income (loss) before income taxes	(636,441)	222,471	(858,912)	74,036	(784,876)
			-
Income tax provision	59,310	59,310	-	-	-	(1)
			-
Net income (loss) before non-controlling interest	(695,751)	163,161	(858,912)	74,036	(784,876)
			-
Net income (loss) attributable to non-controlling interest	74,967	74,967	-	-	-	(1)
			-
Net income (loss) attributable to Loton Corp. stockholders	(770,718)	88,194	(858,912)	74,036	(784,876)
			-
Other comprehensive income (loss) attributable to Loton Corp stockholders	(932)	932	-	-	-
			-
Comprehensive income (loss)	$(771,650)	$88,262	$(858,912)	$74,036	$(784,876)

Earnings Per Share:
- basic and diluted	$(0.02)		$(0.02)		$(0.02)
Weighted average common shares outstanding:
- basic and diluted	44,700,378		44,304,432		44,304,432

Notes:

(1)	To remove balances of previously consolidated investment

(2)	To reflect investment in OCHL under equity method

Loton, Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Originally Filed,	Effect of	Equity Treatment,	As Restated,
	June 30,	deconsolidation	Investment	June 30,
	2015	of OCHL	in OCHL	2015	Notes
				(as Restated)
Cash Flows from Operating Activities
Net loss	$(695,751)	$(163,161)	$74,036	$(784,876)	(1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,304	(31,485)	-	819	(1)
Common stock issued for services	223,958	-	-	223,958	(1)
Warrants issued for compensation	-	-	-	-	(1)
Equity in earnings of OCHL	-	-	(74,036)	(74,036)	(2)
Changes in operating assets and liabilities:
(Increase)/Decrease in current assets	136,292	(136,395)	-	(103)	(1)
(Increase)/Decrease in prepaids	84,321	(84,321)	-	-	(1)
(Increase)/Decrease in note receivable - related party	26,341	(26,341)	-	-	(1)
Services payable - related party		-		-	(1)
Decrease/(Increase) in current liabilities, net	(241,454)	247,677	-	6,223	(1)
Net cash used in operating activities	(433,989)	(194,025)	-	(628,014)	(2)

Cash Flows from Investing Activities:
Purchases of fixed assets	(23,900)	23,900	-	-	(1)
Net cash used in investing activities	(23,900)	23,900		-	(2)

Cash Flows from Financing Activities
(Advance to)/proceeds from notes payable, related party	(33,434)	(20,190)	-	(53,624)	(1)
Repayment of note payable	(64,000)	64,000	-	-	(1)
Proceeds from warrants exercised	1,500	-		1,500
Proceeds from issuance of common stock	150,000	-	-	150,000	(2)
Proceeds from notes payable, related party	820,500	-	-	820,500	(1)
Net cash provided by financing activities	874,566	43,810		918,376

Effect of exchange rate changes on cash	53,078	(53,078)	-	-	(1)

Net Increase/(Decrease) in cash	469,755	(179,393)		290,362

Cash, beginning of period	866,951	(830,830)		36,121	(1)
					(1)
Cash, end of period	$1,336,706	$(1,010,223)		$326,483

Notes:

(1)	To remove balances of previously consolidated investment

(2)	To reflect investment in OCHL under equity method

Note 4 – Equity Investments in OCHL

On April 28, 2014, the Company acquired a 50% equity interest in OCHL, an entity that owns Obar Camden, a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO, located in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO. The Company acquired its 50% interest through the issuance of 29,000,000 shares of its common stock to the seller, JJAT, an entity wholly owned by Mr. Ellin.  Since both the Company and JJAT were controlled by Mr. Ellin at the time of this transaction, the transaction was accounted for as a transaction between related parties at the related parties’ original basis. Accordingly, the Company recorded the equity method investment at $4.2 million which is JJAT's historical basis in OCHL.

As part of the transaction, the Company was to be reimbursed $494,750 by OCHL for legal and other acquisition costs incurred in relation to the acquisition of the 50% interest.  As of June 30, 2016 and March 31, 2016, the outstanding advances due the Company were $213,331 and $213,331, respectively. The note bears interest at 8% per annum and was due April 27, 2015. The note is currently in default.

The OCHL Shareholders’ Agreement

On February 12, 2014, (1) Mr. Bengough, and (2) KOKO UK, Mr. Ellin and Trinad Capital Master Fund (collectively, the “Ellin Parties”) and (3) OCHL entered into a Shareholders’ Agreement (the “OCHL Shareholders’ Agreement”) pursuant to which, among other terms, the parties agreed that each of Mr. Ellin and Mr. Bengough shall constitute the Board of Directors of OCHL and each shall be restricted from taking actions on behalf of OCHL without the written consent of the other individual, including, but not limited to, changes in the nature of the business, amendments to governing documents, restructuring or recapitalizations, issuances of stock, purchases of material assets, entry into material contracts, incurring or guaranteeing debt, removal of any director or restructure the board of OCHL. Because OCHL is the sole parent of OCL, our ability to manage OCHL and OCL is subject to the terms of the OCHL Shareholders’ Agreement and Mr. Bengough’s consent is required for most material actions to be taken by OCHL and OCL, so long as the OCHL Shareholders’ Agreement remains in effect. Each of Mr. Bengough and Mr. Ellin are entitled to serve on the board of OCHL so long as the OCHL Shareholders’ Agreement is in effect, and the board cannot take action without the consent of both board members. Pursuant to the OCHL Shareholders’ Agreement, any cash distributions by OCHL must be distributed pro rata to each of KOKO UK and Mr. Bengough. Finally, the OCHL Shareholders’ Agreement restricts the transfer of shares in OCHL or OCL by KOKO UK or Mr. Bengough and grants each a right of first refusal and the right to have the proposed shares valued by an independent accounting firm and sold to the other party at a price determined by valuation rather than the price necessarily offered by the prospective purchaser.

On April 24, 2014, the OCHL Shareholders’ Agreement was amended pursuant to the terms of the Variation to Shareholders Agreement (“Variation Agreement”) among Mr. Bengough, KOKO UK, the Ellin Parties, OCHL, OCL, JJAT and the Company which, amongst other terms, (1) joined OCL, JJAT and the Company as parties to the OCHL Shareholders Agreement, and (2) Mr. Bengough also agreed to transfer all of his interests in OCHL in exchange for 29,000,000 shares of the Company’s common stock to be issued in a private placement transaction, which would constitute no less than 42.5% of the Company’s outstanding capital stock on a fully diluted basis (but before our future issuance of up to 3,200,000 shares of the Company’s common stock to its advisors, consultants and key employees as approved by the Company’s Board of Directors) and pursuant to the OCHL Shareholders’ Agreement, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom. The Company agreed to indemnify Mr. Bengough from any adverse tax expenses and costs required to be paid by Mr. Bengough in connection with the transfer of his interests in OCHL. To date, the parties to the Variation Agreement have been unable to reach an agreement on mutually acceptable documentation to affect the share exchange described above. The Company and Mr. Bengough are presently continuing to co-operate OCHL and OCL with Mr. Bengough leading OCL’s day-to-day business.

The Variation Agreement and the related OCHL Shareholders’ Agreement remain in full force and effect, subject to any court mandated changes or orders made with respect to the Petition (for a detailed discussion of the Petition, see Note 10). Pursuant to the terms of the OCHL Shareholders’ Agreement and Variation Agreement, each of Mr. Ellin and Mr. Bengough constitute the Board of Directors of OCHL and each of Mr. Bengough and Mr. Ellin are restricted from taking actions on behalf of OCHL without the written consent of the other individual; provided that pursuant to the Consent Order (as discussed in Note 10 – Commitments and Contingencies), the parties have agreed that Mr. Ellin will resign as a director of OCHL and Obar Camden upon the appointment of a mutually selected independent director on the boards of directors of these companies.

As of June 30, 2016, the changes in investments in and advances to equity method investments are summarized as follows:

Balance March 31, 2016	$4,889,515
50% share of net income	83,184

Balance June 30, 2016	$4,972,699

The carrying amounts of the major classes of assets and liabilities of OCHL as of June 30, 2016 and March 31, 2016 are as follows:

	June 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$845,199	$386,009
Accounts receivable	38,076	24,743
Inventory	48,274	62,548
Prepaid expenses and other current assets	429,663	533,128
Total current assets	1,361,213	1,006,429

Other assets:
Property and equipment, net of accumulated depreciation	845,501	867,975
Total assets	$2,206,713	$1,874,205

Liabilities
Current liabilities:
Accounts payable	$747,776	$514,488
Taxes payable	567,142	410,504
Notes payable, current	-	207,978
Other accrued liabilities	423,006	460,290
Total current liabilities	1,737,924	1,593,210
Deferred rent – noncurrent	929,893	937,459
Total Liabilities	2,660,817	2,530,669

Shareholders deficit	(454,103)	(656,464)

Total liabilities and shareholders’ deficit	$2,206,713	$1,874,205

Net income for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30, 2016 (Unaudited)	Three Months Ended June 30, 2015 (Unaudited)

Revenue	$1,660,079	$1,936,770
Cost of revenue	228,496	227,385
Gross profit	1,431,583	1,659,385

Operating expenses:
Selling, general and administrative	1,180,799	1,392,716
Depreciation and amortization	29,885	-
Total operating expenses	1,210,684	1,392,716
Income from operations before other expenses	220,898	266,669

Other expenses:
Interest	-	57,424

Income before provision for taxes	218,992	209,245

Taxes	54,529	59,310
FX translation gain (loss)		(1,864)
Net Incomes	$166,369	$148,071

Note 5 – Property and Equipment

Value of property and equipment at June 30, 2016 and March 31, 2016 was as follows:

	June 30, 2016	March 31, 2016

Production equipment	$51,304	$51,304
Computer equipment	42,078	23,125
Total property and equipment	93,382	74,429

Accumulated depreciation	(17,760)	(11,860)
Property and equipment, net	$75,622	$62,569

Depreciation expense was $5,900 and $819 for three months ended June 30, 2016 and 2015, respectively.

Note 6 – Related Party Notes Payable

As of June 30, 2016 and March 31, 2016, the Company had the following outstanding notes payable to Trinad Capital Master Fund (“Trinad Capital”), a fund wholly owned by Mr. Ellin, the Company’s Executive Chairman, President, director and majority stockholder, for both short and long term working capital requirements:

	June 30, 2016	March 31, 2016
First Senior Note	$1,000,000	$1,000,000
Second Senior Note	1,879,100	1,784,000
Total	2,879,100	2,784,000
Less valuation discount	(1,406,644)	-
Net	1,472,456	2,784.000

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

At the time the First Senior Note was made, Trinad Capital advanced $700,000 to the Company and had accrued $70,151 in unpaid interest. Pursuant to the terms of the Senior Note, all outstanding unpaid principal and accrued interest was due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the First Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the First Senior Note. Subsequent to the making of the First Senior Note:

•	On January 27, 2015, the Company and Trinad Capital entered into an amendment to the First Senior Note, effective as of December 31, 2014, pursuant to which: (1) the term of the First Senior Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in the equity financing;

•	On February 5, 2015, the Company and Trinad Capital entered into an amendment and restatement of the First Senior Note, effective as of December 31, 2014, pursuant to which the convertibility feature of the note was eliminated in its entirety; and

•	On April 21, 2016, the First Senior Note was amended to extend the maturity date to June 30, 2017, or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 572,493 shares of its common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020. The aggregate fair value of the 572,473 warrants issued upon extension of the note were valued at $567,282 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The value of the warrants of $567,282 was considered as debt discount and is being amortized over the remaining term of the note. During the quarter ended June 30, 2016, the Company amortized $91,287 of such discount to interest expense, and the unamortized discount as of June 30, 2016 was $475,995.

As of June 30, 2016 and March 31, 2016, $1,000,000 of principal was outstanding under the First Senior Note. Accrued interest of $155,514 and $140,555 is reflected on the balance sheet as accrued interest payable, related party as of June 30, 2016 and March 31, 2016, respectively,

Second Senior Note - Trinad Capital Master Fund

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. During the year ended March 31, 2016, Trinad Capital made advances to the Company totaling $1,784,000. Subsequent to the making of the Second Senior Note:

•	On July 10, 2015, the Company and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances;

•	On November 23, 2015, the Company and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000; and

•	On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 1,103,884 shares of its common stock, with an exercise price of $0.01 per share and expiration date of April 21, 2020 The aggregate fair value of the 1,103,884 warrants issued upon extension of the note were valued at $1,093,832 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The value of the warrants of $1,093,832 was considered as debt discount and is being amortized over the remaining term of the note. During the quarter ended June 30, 2016, the Company amortized $163,182 of such discount to interest expense, and the unamortized discount as of June 30, 2016 was $930,649.

The amount due Trinad Capital under this note was $1,784,000 at March 31, 2016. During the quarter ended June 30, 2016, Trinad Capital made additional advances to us under the Second Senior Note totaling $445,100. The Company also made a repayment of $350,000 during three months ended June 30, 2016. As of June 30, 2016 $1,879,100 of principal was outstanding under the Second Senior Note. Accrued interest of $128,001 and $87,048 is reflected on the balance sheet as accrued interest payable, related party as of June 30, 2016 and March 31, 2016, respectively,

Note 7 – Other Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015 which was amended to June 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Note had not been extended and is currently in default.

As of June 30, 2016 and March 31, 2016, $265,158 and $262,040 of principal, which include $22,660 and $19,542 of accrued interest, respectively, were outstanding under the Note.

Note 8 – Unsecured Convertible Notes Payable

Unsecured Convertible notes payable at June 30, 2016 and March 31, 2016 were as follows:

	June 30, 2016	March 31, 2016
8% Unsecured Convertible Notes	$-	200,000
Less accumulated amortization of Valuation Discount	-	(89,727)

Net	$-	110,373

On January 19, 2016, the Company issued three 8% unsecured notes payable to investors (the “Lenders”) for an aggregate amount of $200,000. These notes will be payable upon the date that is 24 months from the date of issuance. In addition, the Lenders were issued 200,000 warrants to purchase the Company’s shares of common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 200,000 warrants issued along with the notes was valued at $99,915 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term).  The value of the warrants of $99,915 was considered as debt discount upon issuance and was being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During the year ended March 31, 2016, the Company amortized $9,818 of such discount to interest expense, and the unamortized discount as of March 31, 2016 was $89,727. During the quarter ended June 30, 2016, debt discount was fully amortized to interest expense.

The notes were subject to an automatic conversion feature if the Company raises a minimum of 2,500,000 (excluding the amount converting pursuant to the notes) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings (a “Qualified Equity Financing”) prior to the maturity date, the Lenders will have the right to convert all outstanding principal and interest into the same equity securities (the “Investor Stock”) issued in the Qualified Equity Financing at 75% of the issuance price of the Investor Stock in such offering. The holders of the notes shall receive the same rights, privileges and protections as the Investor Stock issued in connection with the Qualified Equity Financing including, but not limited to, registration rights. On June 6, 2016, the Lenders converted $200,000 of principal and $5,918 of interest into 102,959 shares of the Company’s common stock at a conversion price of $2 per share. As the market price of the shares on the date of conversion approximated $2.50 per share, the Company recognized a beneficial conversion cost of $51,480.

In addition, the Lenders were issued 102,960 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share as inducement of this conversion. The aggregate fair value of the 102,960 warrants issued at the time of the note conversion was $256,411 using the Black-Scholes Option Pricing model with the following average assumptions: risk-free interest rate of 1.20%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term).  The value of the warrants of $256,411 was considered as additional interest expense. The warrants were exercised immediately into 102,960 shares of the Company’s common stock with net proceeds of $1,030 to the Company.

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

During the year ended March 31, 2015, the Company accrued $180,000 related to the remaining portion due under the Management Agreement. The total amount of $1,000,000 due Trinad LLC is reflected as a liability on the accompanying June 30, 2016 and March 31, 2016 balance sheets. Trinad LLC continues to provide services to the Company at a fee of $30,000 per month on a month-to-month basis. For the quartera ended June 30, 2016 and 2015 , the Company incurred $90,000 and $90.000, respectively, of such costs. As of June 30, 2016 the Company had prepaid $90,000 of such fees which have been reflected as a prepaid asset, related party on the accompanying June 30, 2016 balance sheet.

As of June 30, 2016 and March 31, 2016, amounts due to related parties were $50,000 and $117,124, respectively, payable to Mr. Ellin, our Executive Chairman, President, director and majority stockholder. These amounts were provided for working capital as needed and are unsecured, non-interest bearing advances with no formal terms of repayment.

Rent

During the quarter ended June 30, 2016 and the fiscal year ended March 31, 2016, we subleased office space from Trinad LLC for no cost to us. Management estimates such amounts to be immaterial. We anticipate continuing to sublease such space at no cost to us for the foreseeable future. We believe that such property is in good condition and is suitable for the conduct of our business.

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

Subsequently, the Petitioner and the Respondents entered into a Consent Order, dated as of July 20, 2016, as approved by the Court on July 22, 2016 (the “Order”), pursuant to which they agreed that:

•	Mr. Ellin will resign as a director of OCHL and OCL effective upon the appointment of a non-executive director on the boards of directors of the 2 companies (the “NED Appointment”). As of the date of this Quarterly Report, Mr. Ellin and Mr. Bengough have not yet agreed on who such independent non-executive director shall be;

•	pending the hearing of the Petition, Mr. Ellin shall not exercise any of his consent rights under Sections 4(j), (l), (m), (n) and (t) of the Shareholders’ Agreement in Relation to Obar Camden Holdings Limited, dated as of February 12, 2014, as amended by the Variation to Shareholders Agreement, dated as of April 24, 2014 (the “Rights”);

•	if the Court dismisses the Petition, upon Mr. Ellin’s request, Mr. Bengough shall reinstate Mr. Ellin as a director of OCHL and OCL (assuming the NED Appointment takes place), and Mr. Ellin’s ability to exercise the Rights shall be reinstated as well;

•	the newly appointed non-executive director shall provide information and reports to Mr. Ellin regarding OCHL’s and OCL’s business and financial operations and such other information as Mr. Ellin shall reasonably request;

•	Mr. Bengough shall provide to the Company and Mr. Ellin unaudited management accounts of OCHL and OCL within 3 weeks of the end of each calendar month, as well as such additional information that Mr. Ellin may reasonably request;

•	Mr. Ellin can apply to the Court with 48 hours’ notice if it appears that the terms of the Order are not being complied with; and

•	the hearing of the Interim Injunction will be dismissed.

Note 11 – Stockholders’ Equity

Sale of Common Stock or Equity Units

During the three months ended June 30, 2016, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company sold an aggregate of 250,000 units at a purchase price of $5.00 per share for $1,250,000 in cash proceeds. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $0.01 per share.

Issuance of Common Stock for Services

During the three months ended June 30, 2016, the Company issued 103,650 shares of its common stock valued at $181,125 to various consultants. The Company valued these shares at prices from $1 to $2.50 per share, the most recent price of the sale of its common stock near the date of grant.

Warrants

During the three months ended June 30, 2016, the Company issued warrants to acquire 102,960 shares of the Company’s common valued at $256,411 as an inducement to convert a convertible note. These warrants, along with 200,000 warrants issued to the note holder upon issuance of the note, were exercised during the period at an exercise price of $0.01 per share, resulting in net proceeds to the Company of $1,030.

During the three months ended June 30, 2016, the Company issued warrants to Trinad Capital, a related party, to acquire 1,676,377 shares of the Company’s common valued at $1,661,114 at an exercise price of $0.01 to extend the maturity dates of certain notes.

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, March 31, 2016	1,800,000	$0.10	4.16
Granted	2,029,337	0.01	3.66
Exercised	(302,960)	0.01	3.34
Forfeited/expired	-	-	-
Balance outstanding, June 30, 2016	3,526,377	$0.10	4.03
Exercisable, June 30, 2016	3,526,377	$0.10	4.03

Note 12 – Subsequent Events

 Additional Advances from Trinad

Subsequent to quarter ended June 30, 2016, Trinad Capital advanced an additional $175,000 to us under the terms and conditions of the Second Senior Note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with our financial statements as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of these factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

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

Results of Operations

As of June 30, 2016, we had accumulated an accumulated deficit of $15,650,141. We anticipate that we will continue to incur substantial losses in the next 12 months. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity and/or debt securities.

Three Months Ended June 30, 2016 as Compared to Three Months Ended June 30, 2015

Revenues ― We had no revenues for the quarter ended June 30, 2016 or for the quarter ended June 30, 2015 from the operations of LXL.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense. Selling, general and administrative expenses for the quarter ended June 30, 2016 increased by $299,093 to $1,084,886, as compared to $785,793 in the quarter ended June 30, 2015, which reflects an increase in production cost incurred in the three months ended June 30, 2016.

Management Services – Related Parties ― Management services – related party costs consisted of management fees paid and accrued by us under agreements with Trinad Management. For each of the quarters ended June 30, 2016 and June 30, 2015, we incurred management fees to Trinad Management of $90,000.

Other (Income) Expense ― Other (income) expense increased by $729,148 to $712,268 for the quarter ended June 30, 2016, as compared to interest income of $16,880 for the quarter ended June 30, 2015. Earnings from investment represents our 50% interest in OCHL. For the quarters ended June 30, 2016 and 2015, we recorded net earnings of $83,184 and $74,036, respectively. The increase for the quarter ended June 30, 2016 over the same period in 2015 was due to improved operating margins by the facility.

Liquidity and Capital Resources

As of June 30, 2016, we had total assets of $5,434,647, comprised primarily of cash of $76,613, prepayments of $90,000 and net property and equipment of $75,622. Our principal asset, our investment in OCHL, was valued at $4,972,699. This compares with total assets of $5,218,308, comprised primarily of cash of $36,898, prepayments of $15,995 and net property and equipment of $62,569 as of March 31, 2016. Our principal asset, our investment in OCHL, was valued at $4,889,515 as of March 31, 2016.

We had current liabilities of $3,400,816 comprised of accounts payable and accrued liabilities of $329,687, short-term notes of $265,158 amounts due to related parties of $50,000, accrued interest due to related parties of $283,515, note payables due to related party of $1,472,456, and management service obligation to related party of $1,000,000, as of June 30, 2016. This compares with current liabilities of $4,877,311, comprised of accounts payable and accrued liabilities of $481,412, short-term notes of $262,042 amounts due to related parties of $117,124, accrued interest due to related parties of $232,733, note payables due to related parties of $2,784,000, and management service obligation to related party of $1,000,000, as of March 31, 2016.

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

Subsequent to the quarter ended June 30, 2016, Trinad Capital advanced to us an additional $175,000 under the terms and conditions of the Second Senior Note.

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

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a working capital deficit of $3,573,811 at June 30, 2016, and incurred a net loss of $1,803,970, and utilized net cash used in operating activities $1,220,338 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s Independent Public Accounting Firm in their audit report to the March 31, 2016 financial statements expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2016. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and that require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include assumption as a going concern, fair value of long-lived assets, valuation allowance for deferred tax assets and estimates and assumptions used in valuation of equity instruments. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described in Note 2 – Significant Accounting Policies and Practices to our consolidated financial statements as our critical accounting policies. However, actual results may differ from those estimates under different assumptions or conditions.

Investment in Unconsolidated Subsidiary Under the Equity Method

We account for investments in which we own more than 20% of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

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

Our long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We test our long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods

Recent Accounting Policies

See Note 2 – Significant Accounting Policies and Practices to the accompanying consolidated financial statements for Managements discussion of recent accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and interim principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective. We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting existed at June 30, 2016:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the fiscal years ended March 31, 2016 and 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Interim Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Principal Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Interim Principal Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequently, the Petitioner and the Respondents entered into a Consent Order, dated as of July 20, 2016, as approved by the Court on July 22, 2016 (the “Order”), pursuant to which they agreed that:

•	Mr. Ellin will resign as a director of OCHL and OCL effective upon the appointment of a non-executive director on the boards of directors of the 2 companies (the “NED Appointment”). As of the date of this Quarterly Report, Mr. Ellin and Mr. Bengough have not yet agreed on who such independent non-executive director shall be;

•	pending the hearing of the Petition, Mr. Ellin shall not exercise any of his consent rights under Sections 4(j), (l), (m), (n) and (t) of the Shareholders’ Agreement in Relation to Obar Camden Holdings Limited, dated as of February 12, 2014, as amended by the Variation to Shareholders Agreement, dated as of April 24, 2014 (the “Rights”);

•	if the Court dismisses the Petition, upon Mr. Ellin’s request, Mr. Bengough shall reinstate Mr. Ellin as a director of OCHL and OCL (assuming the NED Appointment takes place), and Mr. Ellin’s ability to exercise the Rights shall be reinstated as well;

•	the newly appointed non-executive director shall provide information and reports to Mr. Ellin regarding OCHL’s and OCL’s business and financial operations and such other information as Mr. Ellin shall reasonably request;

•	Mr. Bengough shall provide to the Company and Mr. Ellin unaudited management accounts of OCHL and OCL within 3 weeks of the end of each calendar month, as well as such additional information that Mr. Ellin may reasonably request;

•	Mr. Ellin can apply to the Court with 48 hours’ notice if it appears that the terms of the Order are not being complied with; and

•	the hearing of the Interim Injunction will be dismissed.

Item 1A.	Risk Factors.

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on July 19, 2016, which could materially affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

During the three months ended June 30, 2016, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company sold an aggregate of 250,000 units at a purchase price of $5.00 per share for $1,250,000 in cash proceeds. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $0.01 per share. The net proceeds of the sale of these securities will be used for general working capital.

During the three months ended June 30, 2016, the Company issued 103,650 shares of its common stock valued at $181,125 to various consultants.

On June 6, 2016, the Lenders converted $200,000 of principal and $5,918 of interest into 102,959 shares of common stocks.

During the three months ended June 30, 2016, the Company issued 302,960 shares of the Company’s common stock upon exercise of 302,960 warrants at an exercise price of $0.01 per share, resulting in net proceeds to the Company of $1,030.

Securities reported above were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder and involved a transaction by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of April 28, 2014, among the Registrant, Loton Acquisition Sub I, Inc. and KOKO (Camden) Holdings (US), Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 2.1)
3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, Exhibit 3.1).
3.2	Bylaws of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, Exhibit 3.2).
3.3	First Amendment to the Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 3.3)
4.1	Senior Promissory Note, dated as of April 28, 2014, issued by OCHL to JJAT (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 4.1)
4.2	Promissory Note, dated as of April 28, 2014, issued by OCHL to the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 4.2)
4.3	Form of Warrant to Purchase Common Stock, dated as of September 23, 2011, issued by the Registrant to Trinad Management, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011, Exhibit 10.1).
4.4	Promissory Note, dated as of April 2, 2012, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on August 15, 2012, Exhibit 10.3).
4.5	Promissory Note, dated as of June 21, 2012, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on August 15, 2012, Exhibit 10.4).
4.6	Form of Common Stock Warrant issued on November 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, Exhibit 4.1).
4.7	Form of Common Stock Warrant issued on December 19, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, Exhibit 4.2).
4.8	Form of Promissory Notes, dated as of May 13, May 23, June 17 and July 3, 2013 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2013, Exhibit 10.1).
4.9	Promissory Note, dated as of April 24, 2014, issued by Oliver Bengough to KOKO (Camden) Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.9).
4.10	Promissory Note, dated as of April 24, 2014, issued by Oliver Bengough to JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.10).
4.11	Form of Common Stock Warrant issued by the Registrant to certain investors on December 1, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2015, Exhibit 10.1).
4.12	Form of Senior Promissory Note, dated as of December 31, 2014, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.5).
4.13	Form of Senior Convertible Promissory Note, dated as of December 31, 2014, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.6).
4.14	Form of Amendment No. 1 to Senior Convertible Promissory Note, dated as of January 27, 2015, entered into between the Registrant and Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.7).
4.15	Form of Amended and Restated Senior Promissory Note, dated as of February 5, 2015, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.8).
4.16	Form of Amended and Restated Senior Promissory Note, dated as of July 10, 2015, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2015, Exhibit 10.44).
4.17	Amendment No. 2 to Senior Convertible Promissory Note, dated as of April 21, 2016, entered into between the Registrant and Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 4.17).
4.18	Amended and Restated Senior Promissory Note, dated as of April 27, 2016, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 4.18).
4.19	Form of Common Stock Warrant with respect to warrants issued by the Registrant to certain accredited investors on June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015 and certain warrants issued by the Registrant to purchase an aggregate of 281,250 shares (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 4.19).

10.1	Share Purchase Agreement, dated as of February 13, 2014, among Alex Rutherford, KOKO (Camden) Limited and certain Guarantors (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.1).
10.2	Share Sale Agreement, dated as of February 13, 2014, among Hugh Doherty, Laurence Seymour, KOKO (Camden) Limited and certain Guarantors (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.2).
10.3	Shareholders Agreement in Relation to Obar Camden Holdings Limited, dated as of February 12, 2014, among Oliver Bengough, KOKO (Camden) Limited, Robert Ellin, Obar Camden Holdings Limited and Trinad Capital Master Fund Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.3).
10.4	Deed of Reimbursement, dated February 2014, among KOKO (Camden) Limited, Alex Rutherford, Oliver Bengough, Hugh Doherty, Laurence Seymour and Mint Group Holdings Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.4).
10.5	Deed of Subordination, dated February 2014, among Alex Rutherford, Hugh Doherty, Laurence Seymour, KOKO (Camden) Limited, Trinad Capital Master Fund, Ltd. and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.5).
10.6	Variation to Shareholders Agreement, dated as of April 24, 2014, among Oliver Bengough, KOKO (Camden) Limited, Robert Ellin, Trinad Capital Master Fund LTD, Obar Camden Holdings Limited, Obar Camden Limited, JJAT Corp. and the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.6).
10.7	Share Purchase Agreement, dated as of April 24, 2014, relating to certain shares of Obar Camden Holdings Limited between JJAT Corp and Oliver Bengough (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.7).
10.8	Share Charge, dated as of April 24, 2014, in respect of Ordinary Shares of Obar Camden Holdings Limited between Oliver Bengough and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.8).
10.9	Reimbursement Agreement, dated as of January 29, 2014, between the Registrant and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.11).
10.10	Letter re Termination of Reimbursement Agreement, dated as of April 25, 2014, between the Registrant and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.12).
10.11	Contribution Agreement, dated as of April 24, 2014, between JJAT Corp. and KOKO (Camden) Holdings (US), Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.13).
10.12	Form of Director/Officer Indemnification Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.14).
10.13†	Form of Restricted Stock Grant Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.4).
10.14†	Form of Advisory Board Consulting Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.5).
10.15	Form of Consulting Agreement between the Registrant and a consultant to the Registrant (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.6).
10.16	Form of Note Extension Agreement, dated as of July 15, 2013 entered into in connection with those that certain Promissory Note, dated as of April 3, 2012, and that certain Promissory Note, dated as of June 21, 2012, each between the Registrant and Trinad Capital Master Fund Ltd. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2013, Exhibit 10.2).
10.17	Management Agreement, dated as of September 23, 2011, between the Registrant and Trinad Management, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011, Exhibit 10.2).
10.18	Forbearance Agreement, dated as of October 30, 2014, between the Registrant, Olly Bengough, Robert Ellin and JJAT (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014, Exhibit 10.1).
10.19	Assignment Agreement, dated as of March 4, 2015, between LiveXLive, Corp. (f/k/a FestreamTV, Corp.) and Bulldog DM, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2015, Exhibit 10.1).
10.20	Form of Subscription Agreement, dated as of June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015 between the Registrant and certain accredited investors (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 10.20).
10.21†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. (f/k/a FestreamTV, Corp.) and Schuyler Hoversten (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 10.21).
10.22†	Employment Agreement, dated as of October 6, 2015, between the Registrant and Blake Indursky (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 10.22).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: August 19, 2016	By:	/s/ Robert S. Ellin
Robert S. Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ David R. Wells
David R. Wells
Interim Principal Financial Officer (Interim Principal Accounting Officer)

