Form 10-Q
period 2016-09-30
LOTON, CORP
filed 2016-11-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

Commission file number 333-167219

LOTON, CORP

(Exact name of registrant as specified in its charter)

Nevada	98-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 South Beverly Drive, Suite #1450 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

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

As of November 8, 2016, there were issued and outstanding 100,169,608 shares of the registrant’s common stock, par value $0.001 per share.

LOTON, CORP

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

Loton, Corp

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2016	2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,869	$36,898
Prepaid expense to related party	90,000	-
Prepaid expense	13,152	15,995
Total Current Assets	111,021	52,893
Other Assets
Property and equipment, net	69,551	62,569
Investment in affiliate	4,953,184	4,889,515
Note receivable - related party	213,331	213,331
Total Assets	$5,347,087	$5,218,308

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$590,865	$481,412
Note payable	269,135	262,042
Advances from related parties	301,745	117,124
Accrued interest, related party	339,990	232,733
Note payable, related party, net of discount	2,057,007	2,784,000
Services payable, related party	1,000,000	1,000,000
Total Current Liabilities	4,558,742	4,877,311
Unsecured convertible notes, net of discount	95,281	110,273
Total Liabilities	4,654,023	4,987,584

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,169,608 and 91,996,976 shares issued and outstanding, respectively	100,170	91,996
Additional paid in capital	17,989,184	13,984,899
Accumulated deficit	(17,396,290)	(13,846,171)
Total stockholders' equity	693,064	230,724
Total Liabilities and Stockholders’ Equity	$5,347,087	$5,218,308

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
		(as Restated)		(as Restated)
Revenue	$225,000	$--	$225,000	$--

Operating expenses:
Selling, general and administrative	1,442,657	1,741,850	2,527,543	2,527,643
Related party expenses	90,000	90,000	180,000	180,000
Loss from operations	(1,307,657)	(1,831,850)	(2,482,543)	(2,707,643)

Other income (expense):
Interest expense, net	(418,977)	(34,445)	(1,131,245)	(17,565)
Earnings or loss from investment	(19,515)	5,876	63,669	79,912
Total non-operating expenses	(438,492)	(28,569)	(1,067,576)	62,347

Net loss	$(1,746,149)	$(1,860,419)	$(3,550,119)	$(2,645,296)

Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average common shares outstanding– basic and diluted	95,339,247	90,531,772	93,877,010	89,969,314

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp

Condensed Consolidated Statement of Stockholders’ Equity

For the Period Ended September 30, 2016

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total
	Stock	Amount	Capital	Deficit	Stockholders' Equity
Balance as of March 31, 2016	91,996,976	$91,997	$13,984,898	$(13,846,171)	$230,724
Shares issued for cash	500,000	500	1,249,500	-	1,250,000
Fair value of shares issued for services	543,040	543	450,257	-	450,800
Shares issued upon exercise of warrants	6,923,674	6,924	16,120	-	23,044
Shares issued upon debt conversion	205,918	206	205,712	-	205,918
Fair value of warrants issued for note extension			2,031,216		2,031,216
Fair value of beneficial conversion feature			51,480		51,480
Net loss	-	-	-	(3,550,119)	(3,550,119)
Balance as of September 30, 2016	100,169,608	$100,170	$17,989,184	$(17,396,290)	$693,064

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2016	2015
		(as restated)
Cash Flows from Operating Activities
Net loss	$(3,550,119)	$(2,645,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,971	(1,514)
Common stock issued for services	450,800	763,313
Amortization of debt discount and debt issuance costs	702,325	-
Fair value for beneficial conversion feature	51,480	-
Fair value for warrant issued for note extension and inducement	256,411	-
Equity in earnings of OCHL	(63,669)	(79,912)
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(90,000)	810
(Increase)/Decrease in other current assets	(2,843)	(47,215)
Decrease/(Increase) in accrued interest	107,652	-
Decrease/(Increase) in accounts payable and accrued liabilities	122,465	160,214
Net cash used in operating activities	(1,997,841)	(1,849,600)

Cash Flows from Investing Activities:
Purchases of fixed assets	(18,953)	-
Net cash used in investing activities	(18,953)	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	675,100	1,360,500
Repayment of note payable, related party	(350,000)	-
Proceeds from convertible notes	205,000	-
Proceeds from warrant exercise	23,044	2,313
Proceeds from issuance of common stock	1,250,000	412,500
Proceeds from loans, related party	184,621	60,317
Net cash provided by financing activities	1,987,765	1,835,630

Net Increase/(Decrease) in cash	(29,029)	(13,970)

Cash, beginning of period	36,898	36,121

Cash, end of period	$7,869	$22,151

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued recorded as valuation discount	$1,774,806	$-
Common stock issued upon conversion of note payable	$205,918	$-

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp

For the Three and Six Months Ended September 30, 2016 and 2015

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

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of March 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on July 19, 2016 (the “2016 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2016 and notes thereto included in the 2016 Annual Report.

The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

The Company’s condensed consolidated financial statements for the three and six months ended September 30, 2015 presented herein have been restated to present the Company’s investment in OCHL on the equity basis of accounting and to correct for other prior errors. Please see Note 3 – Restatement of Prior Period Financial Statements for additional details.

Forward Stock Split

In September 2016, the Company’s Board of Directors declared a 2-for-1 forward stock split of the Company’s common stock in the form of a dividend. As of September 28, 2016, the shares of the Company’s common stock began trading on the OTC Pink at the new split-adjusted price. The stock split entitled each of the Company’s stockholders as of September 22, 2016, the record date, to receive one additional share of common stock for each one share owned. Additional shares issued as a result of the stock split were distributed on September 27, 2016, the payment date. The Company’s stockholders did not need to exchange existing stock certificates and received a new certificate reflecting the newly issued shares. All shares and pre-share amounts have been restated as of the earlier periods presented to reflect the stock split.

Revenue Policy

The Company is primarily engaged in the emerging live and digital music space, including delivery of live music events and live music streaming, through LiveXLive, Corp., its operating subsidiary. The Company recognizes revenue from its live events and show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company had a working capital deficit of $4,447,721 at September 30, 2016, and incurred a net loss of $3,550,119, and utilized net cash of $1,957,841 in operating activities for the six month-period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2016 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2016. The Company’s ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds. The Company’s management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s stockholders, in case of equity and/or convertible debt financing.

Note 2 - Significant Accounting Policies and Practices

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in impairment testing of long term assets, accruals for potential liabilities and valuing equity instruments issued for services. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

LiveXLive, Corp.	Delaware	February 24, 2015	100%

KOKO (Camden) Holdings (US), Inc.	Delaware	March 17, 2014	100%

KOKO (Camden) UK Limited	England and Wales	November 7, 2013	100%

The Company’s consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended. All inter-Company balances and transactions have been eliminated.

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

Investment in Unconsolidated Subsidiary Under the Equity Method

The Company accounts for investments in which the Company owns more than 20% of the investee using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the investee at cost, and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

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

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the net operating losses’ (the “NOLs”) to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Loss Per Share

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

At September 30, 2016 and 2015, the Company had 705,000 and 3,050,000 warrants outstanding, respectively, which were excluded from the loss per share calculation, as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Restatement of Prior Period Financial Statements

Our financial statements for the three and six months ended September 30, 2015 have been restated. On July 11, 2016, our Board of Directors determined that the transactions under the Agreement (as defined below) were erroneously accounted for as a reverse acquisition for accounting purposes and that OCHL was improperly included in consolidation as our subsidiary. OCHL should have been reflected as an investment accounted for under the equity method of accounting. This determination was based on an analysis by our management that we did not have sufficient control of OCHL at the date of the transaction in accordance with the current accounting rules. Therefore, our results for the three and six months ended September 30, 2015 previously reported in our Quarterly Report on Form 10-Q filed on November 23, 2015 are being restated herein to properly present the Merger (as defined below) and our investment in OCHL on the equity basis of accounting and correct the prior period for other errors.

Specifically, on April 28, 2014, we entered into an Agreement and Plan of Merger (the “Agreement”), by and among our Company, Loton Acquisition Sub I, Inc., a Delaware corporation and our wholly-owned subsidiary (“Acquisition Sub”), and KOKO (Camden) Holdings (US), Inc. (“KOKO Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, our Executive Chairman, President, a director and controlling stockholder), and his affiliates (the “Merger”). As a result of the Merger, KOKO Parent became our wholly-owned subsidiary, and our then primary business became that of KOKO Parent and its subsidiaries, KOKO (Camden) Limited, a private limited company registered in England and Wales (“KOKO UK”), which owns 50% of OCHL, which in turn wholly-owns its operating subsidiary OBAR Camden. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KOKO Parent’s former sole shareholder, JJAT, received 58,000,000 shares of our common stock. Since both we and JJAT were controlled by Mr. Ellin at the time of the consummation of the Merger, this reverse merger transaction should have been accounted for as a transaction between entities under common control. Accordingly, this equity method investment should have been initially measured on our financial statements at its then JJAT’s historical basis of $4.2 million.

Loton, Corp

Condensed Consolidated Statements of Operations (Unaudited)

	Originally Filed, Three Months Ended September 30, 2015	Effect of Deconsolidation of OCHL	Pro Forma After Deconsolidation, September 30, 2015	Equity Treatment, Investment in OCHL	As Restated, Three Months Ended September 30, 2015	Notes
					(unaudited)
Revenues	$1,199,936	$(1,199,936)	$-	$-	$-	(1)

Cost of Revenue	176,684	(176,684)	-	-	-	(2)

Gross Margin	1,023,252	(1,023,252)	-	-	-

Operating Expenses
Selling, general and administrative	2,700,173	(958,323)	1,741,850	-	1,741,850	(1)
Related party expenses	121,638	(31,638)	90,000	-	90,000	(1)
Total operating expenses	2,821,811	(989,961)	1,831,850	-	1,831,850

Income (loss) from operations	(1,798,559)	(33,291)	(1,831,850)	-	(1,831,850)

Other (income) expense
Compensation expense, investors	-	-	-	-	-
Interest (income) expense, net	48,014	(13,569)	34,445	-	34,445	(1)
Earnings from investment	-	-	-	(5,876)	(5,876)	(2)
Other (income) expense, net	48,014	(13,569)	34,445	(5,876)	28,569
			-
Net income (loss) before income taxes	(1,846,573)	(19,722)	(1,866,295)	5,876	(1,860,419)

Income tax provision	38,499	(38,499)	-	-	-	(1)

Net income (loss) before non-controlling interest	(1,885,072)	18,777	(1,866,295)	5,876	(1,860,419)

Net income (loss) attributable to non-controlling interest	1,322	(1,322)	-	-	-	(1)

Net income (loss) attributable to Loton Corp. stockholders	(1,886,394)	20,099	(1,866,295)	5,876	(1,860,419)

Other comprehensive income (loss) attributable to Loton Corp stockholders	4,555	(4,555)	-	-	-
			-
Comprehensive income (loss)	$(1,881,839)	$15,544	$(1,866,295)	$5,876	$(1,860,419)

Earnings Per Share:
- basic and diluted	$(0.02)		$(0.02)		$(0.02)
Weighted average common shares outstanding:
- basic and diluted	90,531,772		90,531,772		90,531,772

Notes:

(1)	To remove balances of previously consolidated investment

(2)	To reflect investment in OCHL under equity method

Loton, Corp

Condensed Consolidated Statements of Operations (Unaudited)

	Originally Filed,				As Restated,
	Six Months Ended	Effect of	Pro Forma After Deconsolidation,	Equity Treatment,	Six Months Ended
	September 30, 2015	Deconsolidation of OCHL	September 30, 2015	Investment in OCHL	September 30, 2015	Notes
					(unaudited)
Revenues	$3,136,706	$(3,136,706)	$-	$-	$-	(1)

Cost of Revenue	454,069	(454,069)	-	-	-	(2)

Gross Margin	2,682,637	(2,682,637)	-	-	-

Operating Expenses
Selling, general and administrative	4,831,313	(2,303,670)	2,527,643	-	2,527,643	(1)
Related party expenses	242,247	(62,247)	180,000	-	180,000	(1)
Total operating expenses	5,073,560	(2,365,917)	2,707,643	-	2,707,643

Income (loss) from operations	(2,390,923)	(316,720)	(2,707,643)	-	(2,707,643)

Other (income) expense
Compensation expense, investors	-	-	-	-	-
Interest (income) expense, net	92,091	(74,526)	17,565	-	17,565	(1)
Earnings from investment	-	-	-	(79,912)	(79,912)	(2)
Other (income) expense, net	92,091	(74,526)	17,565	(79,912)	62,347
			-
Net income (loss) before income taxes	(2,483,014)	(242,194)	(2,725,208)	79,912	(2,645,296)

Income tax provision	97,809	(97,809)	-	-	-	(1)

Net income (loss) before non-controlling interest	(2,580,823)	(144,385)	(2,725,208)	79,912	(2,645,296)

Net income (loss) attributable to non-controlling interest	76,289	(76,289)	-	-	-	(1)

Net income (loss) attributable to Loton Corp. stockholders	(2,657,112)	(68,096)	(2,725,208)	79,912	(2,645,296)

Other comprehensive income (loss) attributable to Loton Corp stockholders	3,623	(3,623)	-	-	-
			-
Comprehensive income (loss)	$(2,653,489)	$(71,719)	$(2,725,208)	$79,912	$(2,645,296)

Earnings Per Share:
- basic and diluted	$(0.03)		$(0.03)		$(0.03)
Weighted average common shares outstanding:
- basic and diluted	89,969,314		89,969,314		89,969,314

Notes:

(1)	To remove balances of previously consolidated investment

(2)	To reflect investment in OCHL under equity method

Loton, Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Originally Filed, September 30, 2015	Effect of deconsolidation of OCHL	Equity Treatment, Investment in OCHL	As Restated, September 30, 2015	Notes
Cash Flows from Operating Activities
Net loss	$(2,580,823)	$(64,473)	$-	$(2,645,296)	(1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,677	(70,191)	-	(1,514)	(1)
Common stock issued for services	500,000	263,313	-	763,313	(1)
Warrants issued for compensation	-	-	-	-	(1)
Equity in earnings of OCHL	-	-	(79,912)	(79,912)
Changes in operating assets and liabilities:
(Increase)/Decrease in current assets	34,700	(81,915)	-	(47,215)	(1)
(Increase)/Decrease in prepaid expenses	12,986	(12,176)	-	810	(1)
(Increase)/Decrease in note receivable - related party	59,619	(59,619)	-	-	(1)
Decrease/(Increase) in current liabilities, net	167,871	(7,657)	-	160,214	(1)
Net cash used in operating activities	(1,736,970)	(32,718)	(79,912)	(1,849,600)

Cash Flows from Investing Activities:
Purchases of fixed assets	(40,477)	40,477	-	-	(1)
Net cash used in investing activities	(40,477)	40,477	-	-

Cash Flows from Financing Activities
(Advance to)/proceeds from related party	(32,188)	92,505	-	60,317	(1)
Proceeds from notes payable, related party	1,360,500	-	-	1,360,500	(1)
Proceeds from warrants exercised	2,313	-		2,313
Proceeds from issuance of common stock	412,500	-	-	412,500
Repayment of note payable, related party	(439,500)	439,500	-	-	(1)
Net cash provided by financing activities	1,303,625	532,005	-	1,835,630

Effect of exchange rate changes on cash	27,920	(27,920)	-	-	(1)

Net Increase/(Decrease) in cash	(445,902)	431,932	-	(13,970)

Cash, beginning of period	866,951	(830,830)	-	36,121	(1)
					(1)
Cash, end of period	$421,049	$(398,898)	-	$22,151

Notes:

(1)	To remove balances of previously consolidated investment.

(2)	To reflect investment in OCHL under equity method.

Note 4 – Equity Investments in OCHL

On April 28, 2014, the Company acquired a 50% equity interest in OCHL, an entity that owns Obar Camden Limited (OCL), a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO, located in Camden, London. KOKO provides live shows, club nights, corporate and other events at KOKO. The Company acquired its 50% interest through the issuance of 58,000,000 shares of its common stock to the seller, JJAT, an entity wholly owned by Mr. Ellin. Since both the Company and JJAT were controlled by Mr. Ellin at the time of this transaction, the transaction was accounted for as a transaction between related parties at the related parties’ original basis. Accordingly, the Company recorded the equity method investment at $4.2 million which is JJAT’s historical basis in OCHL.

As part of the transaction, the Company was to be reimbursed $494,750 by OCHL for legal and other acquisition costs incurred in relation to the acquisition of the 50% interest. As of September 30, 2016 and March 31, 2016, the outstanding advances due to the Company were $213,331 and $213,331, respectively. The note bears interest at 8% per annum and was due April 27, 2015. The note is currently in default.

The OCHL Shareholders’ Agreement

On February 12, 2014, (1) Mr. Bengough, and (2) KOKO UK, Mr. Ellin and Trinad Capital Master Fund (collectively, the “Ellin Parties”) and (3) OCHL entered into a Shareholders’ Agreement (the “OCHL Shareholders’ Agreement”) pursuant to which, among other terms, the parties agreed that each of Mr. Ellin and Mr. Bengough shall constitute the Board of Directors of OCHL and each shall be restricted from taking actions on behalf of OCHL without the written consent of the other individual, including, but not limited to, changes in the nature of the business, amendments to governing documents, restructuring or recapitalizations, issuances of stock, purchases of material assets, entry into material contracts, incurring or guaranteeing debt, removal of any director or restructure the board of OCHL. Because OCHL is the sole parent of OCL, the Company’s ability to manage OCHL and OCL is subject to the terms of the OCHL Shareholders’ Agreement and Mr. Bengough’s consent is required for most material actions to be taken by OCHL and OCL, so long as the OCHL Shareholders’ Agreement remains in effect. Each of Mr. Bengough and Mr. Ellin were entitled to serve on the board of OCHL so long as the OCHL Shareholders’ Agreement is in effect, and the board cannot take action without the consent of both board members. Pursuant to the OCHL Shareholders’ Agreement, any cash distributions by OCHL must be distributed pro rata to each of KOKO UK and Mr. Bengough. In addition, the OCHL Shareholders’ Agreement restricts the transfer of shares in OCHL or OCL by KOKO UK or Mr. Bengough and grants each a right of first refusal and the right to have the proposed shares valued by an independent accounting firm and sold to the other party at a price determined by valuation rather than the price necessarily offered by the prospective purchaser.

On April 24, 2014, the OCHL Shareholders’ Agreement was amended pursuant to the terms of the Variation to Shareholders Agreement (“Variation Agreement”) among Mr. Bengough, KOKO UK, the Ellin Parties, OCHL, OCL, JJAT and the Company pursuant to which, amongst other terms, (1) joined OCL, JJAT and the Company as parties to the OCHL Shareholders Agreement and (2) Mr. Bengough agreed to transfer all of his interests in OCHL in exchange for 58,000,000 shares of the Company’s common stock to be issued in a private placement transaction, which would constitute no less than 42.5% of the Company’s outstanding capital stock on a fully diluted basis (but before the Company’s future issuance of up to 6,400,000 shares of its common stock to its advisors, consultants and key employees as approved by the Company’s Board of Directors) and pursuant to the OCHL Shareholders’ Agreement, subject to Mr. Bengough’s receipt of satisfactory tax clearances under the tax laws of the United Kingdom. The Company agreed to indemnify Mr. Bengough from any adverse tax expenses and costs required to be paid by Mr. Bengough in connection with the transfer of his interests in OCHL. To date, the parties to the Variation Agreement have been unable to reach an agreement on mutually acceptable documentation to affect the share exchange described above. The Company and Mr. Bengough are presently continuing to co-own OCHL and OCL with Mr. Bengough leading OCL’s day-to-day business.

The Variation Agreement and the related OCHL Shareholders’ Agreement remain in full force and effect, subject to any court mandated changes or orders made with respect to the Petition and subject to the completion of the Settlement Transactions (see Note 10 – Commitments and Contingencies for a discussion of each). Pursuant to the Consent Order (see Note 10 – Commitments and Contingencies), Mr. Bengough and Richard Griston, a newly appointed independent director of OCHL, constitute the Board of Directors of OCHL and Mr. Bengough is restricted from taking actions on behalf of OCHL without the written consent of the Company.

As of September 30, 2016, the changes in investments in and advances to equity method investments are summarized as follows:

Balance March 31, 2016	$4,889,515
50% share of net income	63,669

Balance September 30, 2016	$4,953,184

The carrying amounts of the major classes of assets and liabilities of OCHL as of September 30, 2016 and March 31, 2016 are as follows:

	September 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$382,714	$386,009
Accounts receivable	29,206	24,743
Inventory	52,051	62,548
Prepaid expenses and other current assets	345,473	533,128
Total current assets	809,444	1,006,429

Other assets:
Property and equipment, net of accumulated depreciation	798,054	867,975
Total assets	$1,607,498	$1,874,205

Liabilities
Current liabilities:
Accounts payable	$328,732	$514,488
Taxes payable	372,019	410,504
Notes payable, current	-	207,978
Other accrued liabilities	497,877	460,290
Total current liabilities	1,198,628	1,593,210
Deferred rent – noncurrent	881,536	937,459
Total Liabilities	2,080,164	2,530,669

Shareholders deficit	(472,666)	656,464

Total liabilities and shareholders’ deficit	$1,607,498	$1,874,205

Net income for the three and six months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,151,698	$1,199,936	$2,811,777	$3,136,706
Cost of revenue	163,877	176,684	392,373	454,069
Gross profit	987,821	1,023,252	2,419,404	2,682,637

Operating expenses:
Selling, general and administrative	958,288	974,696	2,139,087	2,367,412
Depreciation and amortization	27,367	-	57,252	-
Total operating expenses	985,655	974,696	2,196,339	2,367,412
Income from operations before other expenses	2,166	48,556	223,065	315,225

Other expenses:
Interest	28,002	7,414	28,002	64,838

Income before provision for taxes	(25,836)	41,142	195,063	250,387

Taxes	13,195	38,499	67,724	97,809
FX translation gain (loss)	-	9,109	-	7,245
Net Incomes	$(39,031)	$11,752	$127,339	$159,823

Note 5 – Property and Equipment

Property and equipment at September 30, 2016 and March 31, 2016 was as follows:

	September 30, 2016	March 31, 2016

Production equipment	$51,304	$51,304
Computer equipment	42,078	23,125
Total property and equipment	93,382	74,429

Accumulated depreciation	(23,831)	(11,860)
Property and equipment, net	$69,551	$62,569

Depreciation expense was $11,971 and $1,803 for the six months ended September 30, 2016 and 2015, respectively, and $5,900 and $984 for the three months ended September 30, 2016 and 2015, respectively.

Note 6 – Related Party Notes Payable

As of September 30, 2016 and March 31, 2016, the Company had the following outstanding notes payable to Trinad Capital Master Fund (“Trinad Capital”), a fund wholly owned by Mr. Ellin, the Company’s Executive Chairman, President, director and majority stockholder, for both short and long term working capital requirements:

	September 30, 2016	March 31, 2016
First Senior Note	$1,000,000	$1,000,000
Second Senior Note	2,109,100	1,784,000
Total	3,109,100	2,784,000
Less valuation discount	(1,052,093)	-
Net	2,057,007	2,784.000

First Senior Note - Trinad Capital Master Fund

On December 31, 2014, the Company entered into a senior convertible promissory note (the “First Senior Note”) with Trinad Capital allowing for advances up to a maximum loan amount of $1,000,000, plus interest at the rate of 6% per annum on the unpaid principal amount of outstanding advances.

At the time the First Senior Note was made, Trinad Capital advanced $700,000 to the Company and had accrued $70,151 in unpaid interest. Pursuant to the terms of the Senior Note, all outstanding unpaid principal and accrued interest was originally due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the First Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the First Senior Note. Subsequent to the making of the First Senior Note:

•	On January 27, 2015, the Company and Trinad Capital entered into an amendment to the First Senior Note, effective as of December 31, 2014, pursuant to which: (1) the term of the First Senior Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in the equity financing;

•	On February 5, 2015, the Company and Trinad Capital entered into an amendment and restatement of the First Senior Note, effective as of December 31, 2014, pursuant to which the convertibility feature of the note was eliminated in its entirety; and

•	On April 21, 2016, the First Senior Note was amended to extend the maturity date to June 30, 2017, or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 1,144,986 shares of its common stock, with an exercise price of $0.005 per share and expiration date of April 21, 2020. The aggregate fair value of the 1,144,986 warrants issued upon extension of the note were valued at $567,282 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The value of the warrants of $567,282 was considered as debt discount and is being amortized over the remaining term of the note. During six months ended September 30, 2016, the Company amortized $211,264 of such discount to interest expense, and the unamortized discount as of September 30, 2016 was $356,018.

As of September 30, 2016 and March 31, 2016, $1,000,000 of principal was outstanding under the First Senior Note. Accrued interest of $170,637 and $140,555 is reflected on the balance sheet as accrued interest payable, related party as of September 30, 2016 and March 31, 2016, respectively,

Second Senior Note - Trinad Capital Master Fund

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. During the year ended March 31, 2016, Trinad Capital made advances to the Company totaling $1,784,000. Subsequent to the making of the Second Senior Note:

•	On July 10, 2015, the Company and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances;

•	On November 23, 2015, the Company and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000; and

•	On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 2,207,768 shares of its common stock, with an exercise price of $0.005 per share and expiration date of April 21, 2020. The aggregate fair value of the 2,207,768 warrants issued upon extension of the note were valued at $1,093,832 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The value of the warrants of $1,093,832 was considered as debt discount and is being amortized over the remaining term of the note. During the six months ended September 30, 2016, the Company amortized $397,757 of such discount to interest expense, and the unamortized discount as of September 30, 2016 was $696,074.

The amount due to Trinad Capital under the Second Senior Note was $1,784,000 at March 31, 2016. During the six months ended September 30, 2016, Trinad Capital made additional advances to us under the Second Senior Note totaling $675,100. The Company also made repayments totaling $350,000 during six months ended September 30, 2016. As of September 30, 2016, $2,109,100 of principal was outstanding under the Second Senior Note. Accrued interest of $168,847 and $87,048 is reflected on the balance sheet as accrued interest payable, related party as of September 30, 2016 and March 31, 2016, respectively,

Note 7 – Other Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to June 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Note has not been extended and is currently in default. As of September 30, 2016 and March 31, 2016, $269,135 and $262,040 of principal, which includes $26,637 and $19,542 of accrued interest, respectively, were outstanding under the Note.

Note 8 – Unsecured Convertible Notes Payable

Unsecured Convertible notes payable at September 30, 2016 and March 31, 2016 were as follows:

	September 30, 2016	March 31, 2016
(A) 8% Unsecured Convertible Notes – Due on January 19, 2018	$-	$200,000
(B) 6% Unsecured Convertible Notes – Due on September 30, 2018	55,000	-
(C) 6% Unsecured Convertible Notes – Due on September 13, 2018	150,395	-
Less accumulated amortization of Valuation Discount	(110,114)	(89,727)
Net	$95,281	$110,373

(A) On January 19, 2016, the Company issued three 8% unsecured notes payable to investors (the “Lenders”) for an aggregate amount of $200,000. These notes will be due on January 19, 2018. If the Company raises a minimum of $2,500,000 (excluding the amount converting pursuant to the notes) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the Lenders will have the rights to convert all outstanding principal and interest into the same equity securities issued in such qualified equity financing at 75% of the issuance price of the securities in such financing. In addition, the Lenders received 400,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share. The aggregate relative fair value of the 400,000 warrants issued to the Lender was determined to be $99,915 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The value of the warrants of $99,915 was considered as debt discount upon issuance and was being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During the year ended March 31, 2016, the Company amortized $9,818 of such discount to interest expense, and the unamortized discount as of March 31, 2016 was $89,727. During six months ended September 30, 2016, debt discount was fully amortized to interest expense.

On June 6, 2016, the Lenders converted $200,000 of principal and $5,918 of interest into 205,918 shares of the Company’s common stock at a conversion price of $1 per share. As the market price of the shares on the date of conversion approximated $1.25 per share, the Company recognized a beneficial conversion cost of $51,480.

In addition, the Lenders were issued 205,920 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share as inducement for this conversion. The aggregate fair value of the 205,920 warrants issued to the Lenders was $256,411 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.20%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). The value of the warrants of $256,411 was considered as additional interest expense upon their issuance. The warrants were exercised immediately into 205,920 shares of the Company’s common stock with net proceeds of $1,030 to the Company.

(B) On August 19, 2016, the Company issued a 6% unsecured note payable to a certain investor for total principal amount of $55,000. This note will be due on September 30, 2018. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the investor will have the rights to convert all outstanding principal and interest into the same equity securities issued in such qualified equity financing at 75% of the issuance price of the securities in such financing. In addition, the investor received 55,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share. The aggregate relative fair value of the 55,000 warrants issued to the investor was determined to be $30,503 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 0.88%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). The value of the warrants of $30,503 was considered as debt discount upon issuance and was being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During six months ended September 30, 2016, the Company amortized $1,755 of such discount to interest expense, and the unamortized discount as of September 30, 2016 was $28,748.

(C) On September 14, 2016, the Company issued a 6% unsecured note payable to a certain investor for total principal amount of $150,000. This note will be due on September 13, 2018. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the investor will have the rights to convert all outstanding principal and interest into the same equity securities issued in such qualified equity financing at 75% of the issuance price of the securities in such financing. In addition, the investor received 150,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share. The aggregate relative fair value of the 150,000 warrants issued to the investor was determined to be $83,189 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 0.88%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). The value of the warrants of $83,189 was considered as debt discount upon issuance and was being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During six months ended September 30, 2016, the Company amortized $1,823 of such discount to interest expense, and the unamortized discount as of September 30, 2016 was $81,366.

Note 9 – Related Party Transactions

Management Services from Trinad Management LLC

Pursuant to a Management Agreement (the “Management Agreement”) with Trinad Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company.  Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1,000,000 due at the end of the 3-year term, and (ii) issuing a warrant to purchase 2,250,000 shares of the Company’s common stock at an exercise price of $0.075 per share (the “Warrant”). The Warrant may be exercised in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, these warrants were exercised on a cashless basis at an exercise price of $0.075 per share, resulting in the issuance 2,115,000 shares of the Company’s common stock.

During the year ended March 31, 2015, the Company accrued $180,000 related to the remaining portion due under the Management Agreement. The total amount of $1,000,000 due to Trinad LLC is reflected as a liability on the accompanying September 30, 2016 and March 31, 2016 balance sheets. Trinad LLC continues to provide services to the Company at a fee of $30,000 per month on a month-to-month basis. For the six months ended September 30, 2016 and 2015, the Company incurred $180,000 of such costs. As of September 30, 2016, the Company had prepaid $90,000 of such fees which have been reflected as a prepaid asset, related party on the accompanying September 30, 2016 balance sheet.

As of September 30, 2016 and March 31, 2016, amounts due to related parties were $301,745 and $117,124, respectively, payable to Mr. Ellin, our Executive Chairman, President, director and majority stockholder. These amounts were provided for working capital as needed and are unsecured, non-interest bearing advances with no formal terms of repayment.

Rent

During the quarter ended September 30, 2016 and the fiscal year ended March 31, 2016, we subleased office space from Trinad LLC for no cost to us. Management estimates such amounts to be immaterial. We anticipate continuing to sublease such space at no cost to us for the foreseeable future. We believe that such property is in good condition and is suitable for the conduct of our business.

Note 10 – Commitments and Contingencies

Promotional Rights

The Company acquires promotional rights from time to time that may contain obligations for future payments.  During the period ended September 30, 2016, the Company incurred $350,000 in payment obligations for the acquisition of certain promotional rights.  As of September 30, 2016, the Company may be liable for additional future payments from these promotions based upon a percentage of net revenue collected.

Legal Proceedings

On May 20, 2016, Mr. Oliver Bengough filed a Petition for Relief (the “Petition”) in the High Court of Justice, Chancery Division (the “Court”) against OCHL, OCL, KOKO UK and Mr. Ellin (collectively, the “Respondents”). In connection with the Petition, effective as of May 20, 2016, Mint Group terminated the Management Services Agreement with OCL pursuant to which Mint Group served as a contracted service provider to KOKO, a nightclub and live music venue “KOKO” in Camden, London owned by KOKO UK. Mr. Bengough claimed certain breaches of duty by Mr. Ellin in connection with the corporate operations of the Respondents, as well as a “deterioration” of the relationship between the parties. Mr. Bengough further claimed that his interests have been unfairly prejudiced by the conduct of the Respondents and the breakdown of trust and confidence between himself and Mr. Ellin. In connection with such termination, the Company demanded the resignation of Mr. Bengough (a significant stockholder of Mint Group) from the board of OCHL due to what the Company strongly believed to be performance and management concerns on behalf of Mint Group and its non-payment of certain funds. OCHL was formed by OCL’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of OCL, is a 50%-owned subsidiary of the Company and is the parent of OCL.

Among other things, Mr. Bengough was seeking an order by the Court for the sale by KOKO UK of its shares in OCHL to the Petitioner at a fair market value to be determined by the Court or an independent third party valuation with a discount to reflect the losses claimed to be suffered by Mr. Bengough. Mr. Bengough was further seeking, if required, an order terminating Mr. Ellin’s directorship of OCHL and OCL, permission to bring a derivative action against Mr. Ellin alleging breaches of certain duties set forth in the Petition, for the Court to set aside the Senior Note and Junior Note (as each defined below) or alternatively such part of those notes which the Petitioner alleges are expenses for which Respondents OCL and OCHL should not be liable and for the Court to declare that OCL and OCHL have no liability for such expenses to us, JJAT or any other person connected with Mr. Ellin. As part of the initial hearing, the Court granted Mr. Bengough’s request for interim relief to allow Mr. Bengough to continue running OCL’s business as it was conducted prior to the filing of the Petition, subject to Mr. Ellin’s approval of any expenditures exceeding $15,000 in amount (the “Interim Injunction”). This interim relief was granted pending a final decision on the Interim Injunction.

As part of the Merger consummated on April 28, 2014, OCHL and OCL became additional promisors under two promissory notes, a promissory note, dated as of April 28, 2014 (the “Senior Note”), issued in favor of JJAT, and a promissory note, dated as of April 28, 2014 (the “Junior Note”), issued in our favor. Pursuant to the Senior Note, OCHL and OCL are jointly liable to the Company for the principal amount of $1,376,124 and interest at 8% per annum. Pursuant to the Junior Note, OCHL and OCL are jointly liable to the Company for a principal amount of $494,749 and interest at 8% per annum. In the event the Court denies Mr. Bengough’s relief summarized above, a request was made by the Petitioner for an order by the Court for the “winding up” of OCL and OCHL based upon deadlock of its board and members.

The Respondents retained UK counsel in this matter and categorically deny all allegations in the Petition and intend to aggressively defend this action, to refute the allegations set forth therein and to file a substantive counter-complaint in answer to the Petition.

Subsequently, in connection with the Interim Injunction, the Petitioner and the Respondents entered into a Consent Order, as approved by the Court on July 22, 2016 (the “Consent Order”), pursuant to which, among other things, (i) Mr. Ellin resigned as a director of OCHL and OCL and Mr. Griston was appointed as a new independent non-executive director on the boards of directors of the two companies, and (ii) the parties agreed to certain terms allowing them to either settle the disputes or proceed with a sale of the business to either party.

On September 22, 2016, Mr. Bengough entered into a Settlement Agreement (the “Settlement Agreement”) with the Respondents and Global Loan Agency Services Limited, as escrow agent (the “Escrow Agent”), relating to the Petition. Pursuant to the Settlement Agreement, at the Closing (as defined below) the parties agreed, among other things, to (i) the terms of settlement in relation to all facts, matters and allegations raised by the Petition against the Respondents, including disputed liability under the Junior Note, (ii) sell 48,878 ordinary shares and the 2,750 deferred ordinary shares in OCHL owned by KoKo UK to Mr. Bengough on the terms provided in the Settlement Agreement, (iii) resolve certain ancillary matters arising from the past business dealings between Messrs. Ellin and Bengough, and (iv) to consummate the transactions contemplated thereunder and under certain related transaction documents (as defined below) (collectively, the “Settlement Transactions”).

As part of the Settlement Transactions, Messrs. Ellin and Bengough entered into an engagement agreement with BTG Financial Consulting LLP BTG (“BTG”) pursuant to which BTG will carry out an independent expert valuation of the value of the ordinary shares in OCHL on the terms set forth in the draft engagement letter appearing as an annex to the Settlement Agreement (the “Valuation”). Upon the conclusion of the Valuation, among other things, (i) Mr. Bengough shall pay to the Company 50% of the value of the ordinary and deferred ordinary shares in OCHL less £37,000 (the “Purchase Price”) and as a result, acquire the Company’s 50% interest in OCHL, (ii) the Settlement Transactions shall be consummated, (iii) the Company shall discharge the Junior Note, without any further payment by Mr. Bengough or any other entity to Mr. Ellin, KoKo UK or the Company, and (iv) each party agreed, on behalf of itself and on behalf of its Related Parties (as defined in the Settlement Agreement) not to sue, commence, voluntarily aid in any way, prosecute or cause to be commenced or prosecuted against the other party or its Related Parties in any action, suit or other proceedings concerning the Released Claims (as defined in the Settlement Agreement), in UK or any other jurisdiction. Successful completion of the transactions referred to in clauses (i) through (iv) is collectively defined as the “Closing”.

To secure the payment of the Purchase Price, Mr. Bengough (a) executed a Deed of Charge over his shares in OCHL in favor of KoKo UK, and (b) deposited with the Escrow Agent (collectively, the “Escrowed Items”) (i) the sum of £1,272,265 and (ii) certificates representing 48,878 ordinary shares and the 2,750 deferred ordinary shares in OCHL held by Mr. Bengough and certain related documents. In the event that Mr. Bengough does not make the full payment of the Purchase Price to KoKo UK and/or Mr. Ellin within the time provided in the Settlement Agreement (as discussed more fully below), the Escrow Agent shall release the Escrowed Items to KoKo UK, Mr. Ellin and/or the Company.

No later than the seventh business day after the date on which BTG provides its final Valuation report to Messrs. Ellin and Bengough and the Escrow Agent (the “Payment Cut-Off Date”), Mr. Bengough shall ensure that KoKo UK is in receipt of cleared funds for the full amount of the Purchase Price. If the Purchase Price is less than £1,272,265, an amount equal to the Purchase Price will be paid to KoKo UK by the Escrow Agent out of the funds deposited with the Escrow Agent, subject to and in accordance with the terms of the escrow agreement entered into by the parties (the “Escrow Agreement”). If the Purchase Price is equal to or more than £1,272,265, the full amount of £1,272,265 will be paid by the Escrow Agent to KoKo UK and Mr. Bengough shall, by the Payment Cut-Off Date, pay an amount equal to the difference between the Purchase Price and £1,272,265 to the Escrow Agent’s account, with such sum then to be paid by the Escrow Agent to an account specified by Mr. Ellin, subject to and in accordance with the terms of the Escrow Agreement.

Note 11 – Equity Incentive Plan

On August 29, 2016, the Company’s Board of Directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”), which reserves a total of 22,800,000 shares of the Company’s common stock for issuance under the 2016 Plan. Incentive awards authorized under the 2016 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

As of the date of this Quarterly Report, no awards or any shares of Common Stock have been issued under the 2016 Plan.

Note 12 – Stockholders’ Equity

Sale of Common Stock or Equity Units

During the six months ended September 30, 2016, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company sold an aggregate of 500,000 units at a purchase price of $2.50 per share for $1,250,000 in cash proceeds. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $0.005 per share.

Issuance of Common Stock for Services

During the six months ended September 30, 2016, the Company issued 543,040 shares of its common stock valued at $450,800 to various consultants. The Company valued these shares at prices from $0.50 to $1.25 per share, the most recent price of the sale of its common stock near the date of grant.

Warrants

On June 2, 2016, the Company issued warrants to acquire 205,920 shares of the Company’s common stock valued at $256,411 as an inducement to convert a convertible note. These warrants, along with 400,000 warrants issued to the note holder upon issuance of the note, were exercised during the period at an exercise price of $0.005 per share, resulting in net proceeds to the Company of $3,030.

In April, 2016, the Company issued warrants to Trinad Capital, a related party, to acquire 3,352,754 shares of the Company’s common stock valued at $1,661,114 at an exercise price of $0.005 to extend the maturity dates of certain notes. These warrants were exercised during the period at an exercise price of $0.005 per share, resulting in net proceeds to the Company of $16,764.

On August 19, 2016, the Company issued warrants along with convertible note, to acquire 55,000 shares of Company’s common stock valued at $30,503 at an exercise price of $0.005.

On September 14, 2016, the Company issued warrants along with a convertible note to acquire 150,000 shares of Company’s common stock valued at $83,189 at an exercise price of $0.005.

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, March 31, 2016	3,600,000	$0.050	4.16
Granted	4,263,674	0.005	3.43
Exercised	(7,158,674)	0.005	3.80
Forfeited/expired	-	-	-
Balance outstanding, September 30, 2016	705,000	$0.050	2.80
Exercisable, September 30, 2016	705,000	$0.050	2.80

Increase of Authorized Common Stock and Creation of Preferred Stock

On August 29, 2016, the Company’s Board of Directors and stockholders approved for the Company to file a Certificate of Amendment to its Articles of Incorporation (the “Certificate”) with the Secretary of State of the State of Nevada, which increased the Company’s authorized capital stock. The Certificate was filed and became effective on September 1, 2016. The Certificate increased the aggregate number of shares of capital stock which the Company has the authority to issue to 501,000,000 shares, consisting of 500,000,000 shares of common stock and 1,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “preferred stock”).

The Company may issue shares of preferred stock from time to time in one or more series, each of which will have such distinctive designation or title as shall be determined by the Company’s Board of Directors and will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Company’s Board of Directors. The Company’s Board of Directors will have the power to increase or decrease the number of shares of preferred stock of any series after the issuance of shares of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be decreased, the shares constituting such decrease will resume the status of authorized but unissued shares of preferred stock.

While the Company does not currently have any plans for the issuance of preferred stock, the issuance of such preferred stock could adversely affect the rights of the holders of common stock and, therefore, reduce the value of the common stock.  It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of the common stock until and unless the Company’s Board of Directors determines the specific rights of the holders of the preferred stock; however, these effects may include: restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock, or delaying or preventing a change in control of the Company without further action by the stockholders.

Note 13 – Subsequent Events

Subsequent to the quarter ended September 30, 2016, Trinad Capital advanced to the Company an additional $25,000 under the terms and conditions of the Second Senior Note.

Subsequent to the quarter ended September 30, 2016, JJAT advanced to the Company an additional $200,000 under the terms and conditions similar to those of the existing $55,000 note entered into during the period ended September 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with our financial statements as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the three and six months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of these factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

General and Business Operations Overview

We are a holding company primarily engaged in the emerging live and digital music space, including live music events, through LiveXLive, Corp. (“LXL”), our operating subsidiary. LXL intends to be the world’s first premium live music streaming network that will deliver around the clock live music to viewers on any connected device as an authentic and experiential platform. The platform plans to offer the world’s leading music festivals with multiday and multistage coverage, unique concerts, intimate performances and cutting edge programming. We plan to extend the live experience to fans on desktop, laptop, mobile, tablets, consoles, connected TVs and virtual reality platforms. The LiveXLive network expects to provide compelling and curated content that showcases the entire spectrum of music to include music inspired fashion, food, and lifestyle content and showcase interviews, backstage access and both fan and artist perspectives. We intend to feature all genres of music including rock, pop, indie, alternative, EDM, country and feature major festival headliners as well as emerging artists performing at clubs and venues around the globe. LXL’s website is www.livexlive.com.

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

In addition, on April 28, 2014, we consummated the Merger. As a result of the Merger and our resulting 50% ownership in OCHL and indirect, 50%-owned investment ownership of OCL, prior to the sale of OCHL (as described below), we indirectly engaged in the operations of KOKO. KOKO provides live shows, club nights, corporate and other events at KOKO and broadcasted digitally. The venue has been used to record live performances which have been broadcast to an international audience.

On September 22, 2016, we entered into a Settlement Agreement with Mr. Bengough and other parties pursuant to which, at closing, among other things and subject to certain conditions, we agreed to sell our 50% ownership in OCHL. For more information on the Settlement Agreement and its terms, please see below Item 1. Legal Proceedings under PART II. OTHER INFORMATION.

Results of Operations

As of September 30, 2016, we had an accumulated deficit of $17,396,290. We anticipate that we will continue to incur substantial losses in the next 12 months. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of our equity and/or debt securities.

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015

Revenues ― We had $225,000 in revenues for the quarter ended September 30, 2016, and no revenues for the quarter ended September 30, 2015, from the operations of LXL. The revenues consisted entirely of a license fee paid to us for the production of a live video event.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense. Selling, general and administrative expenses for the quarter ended September 30, 2016 decreased by $299,193 to $1,442,657, as compared to $1,741,850 in the quarter ended September 30, 2015, which reflects a decrease in operating costs incurred by us during the three months ended September 30, 2016.

Management Services – Related Parties ― Management services – related party costs consisted of management fees paid and accrued by us under agreements with Trinad Management. For each of the quarters ended September 30, 2016 and September 30, 2015, we incurred management fees to Trinad Management of $90,000.

Other (Income) Expense ― Other (income) expense increased by $409,923 to $438,492 for the quarter ended September 30, 2016, as compared to other expense of $28,569 for the quarter ended September 30, 2015. Other expense primarily represents interest expense incurred in connection with our 50% investment interest in OCHL. In addition, for the quarters ended September 30, 2016 and 2015, we recorded a (loss) of $(19,515) and earnings of $5,876, respectively, as our share of earnings of OCHL. The increase in other expenses for the quarter ended September 30, 2016 over the same period in 2015 was due to a substantial increase in operating costs of KOKO.

Net Income (Loss) ― Net (loss) for the quarter ended September 30, 2016 decreased by $132,996 to $(1,727,424), as compared to $(1,860,420) in the quarter ended September 30, 2015, which primarily reflects a decrease in our selling, general and administrative expenses offset by an increase interest expense incurred in connection with our 50% interest in OCHL

Six Months Ended September 30, 2016 as Compared to Six Months Ended September 30, 2015

Revenues ― We had $225,000 in revenues for the six months ended September 30, 2016, and no revenues for the six months ended September 30, 2015, from the operations of LXL. The revenues consisted entirely of a license fee paid to us for the production of a live video event.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense. Selling, general and administrative expenses for the six months ended September 30, 2016 decreased by $100 to $2,527,543, as compared to $2,527,643 for the six months ended September 30, 2015, which reflects approximately the same amount in operating costs incurred by us during the six months ended September 30, 2016.

Management Services – Related Parties ― Management services – related party costs consisted of management fees paid and accrued by us under agreements with Trinad Management. For each of the six-month periods ended September 30, 2016 and September 30, 2015, we incurred management fees to Trinad Management of $180,000.

Other (Income) Expense ― Other (income) expense increased by $1,129,923 to $1,067,576 for the six months ended September 30, 2016, as compared to other (income) of $(62,347) for the six months ended September 30, 2015. Other expense primarily represents interest expense incurred in connection with our 50% investment interest in OCHL. For the six-month periods ended September 30, 2016 and 2015, we recorded earnings of $63,669 and $79,912, respectively, as our share of earnings of OCHL. The decrease for the six-month period ended September 30, 2016 over the same period in 2015 was due to an increase in operating costs of KOKO.

Net Income (Loss) ― Net (loss) for the six months ended September 30, 2016 increased by $886,098 to $(3,531,394), as compared to $(2,645,296) in the quarter ended September 30, 2015, which primarily reflects an increase of interest expense incurred in connection with our 50% interest in OCHL offset by a decrease in our selling, general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2016, we had total assets of $5,347,087, comprised primarily of cash of $7,869, prepayments to related party of $90,000, prepayments to third party of $13,152 and net property and equipment of $69,551. Our principal asset, our investment in OCHL, was valued by us at $4,953,184 as of September 30, 2016. This compares with total assets of $5,218,308 as of March 31, 2016, comprised primarily of cash of $36,898, prepayments to related party of $15,995 and net property and equipment of $62,569. Our principal asset, our 50% investment interest in OCHL, was valued at $4,889,515 as of March 31, 2016.

We had current liabilities of $4,558,742 comprised of accounts payable and accrued liabilities of $590,865, short-term notes of $269,135 amounts due to related parties of $301,745, accrued interest due to related parties of $339,990, note payables due to related party of $2,057,007, and management service obligation to related party of $1,000,000, as of September 30, 2016. This compares with current liabilities of $4,877,311, comprised of accounts payable and accrued liabilities of $481,412, short-term notes of $262,042 amounts due to related parties of $117,124, accrued interest due to related parties of $232,733, note payables due to related parties of $2,784,000, and management service obligation to related party of $1,000,000, as of March 31, 2016.

On June 8, 2016 and June 10, 2016, we sold certain of our securities to an accredited investor for total gross proceeds of $1,250,000. The securities consisted of (i) 500,000 shares of our common stock at a purchase price of $2.50 per share, and (ii) a 3-year warrant to purchase 250,000 shares of our common stock exercisable at $0.005 per share. The net proceeds of the sale of these securities will be used for general working capital.

Subsequent to the quarter ended September 30, 2016, (i) Trinad Capital advanced to us an additional $25,000 under the terms and conditions of the Second Senior Note and (ii) JJAT advanced to us an additional $200,000 under the terms and conditions similar to those of the existing $55,000 note entered into during the period ended September 30, 2016.

We depend upon debt and/or equity financing to fund our ongoing operations and to execute its business plan. If continued funding and capital resources are unavailable at reasonable terms we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, we had a working capital deficit of $4,447,721 at September 30, 2016, and incurred a net loss of $3,550,119 and used net cash of $1,997,841 in operating activities for the six months ended September 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2016 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Our management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2016 Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and that require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include assumption as a going concern, fair value of long-lived assets, valuation allowance for deferred tax assets and estimates and assumptions used in valuation of equity instruments. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described in Note 2 – Significant Accounting Policies and Practices to our consolidated financial statements as our critical accounting policies. However, actual results may differ from those estimates under different assumptions or conditions.

Investment in Unconsolidated Subsidiary Under the Equity Method

We account for investments in which we own more than 20% of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

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

See Note 2 – Significant Accounting Policies and Practices to our accompanying condensed consolidated financial statements for our management’s discussion of recent accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and interim principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective. We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2016:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the fiscal years ended March 31, 2016 and 2017. Our management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(iv)      Insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements. We have outsourced an interim Principal Financial Officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Principal Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) occurred during the quarter ended September 30, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Interim Principal Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

On May 20, 2016, Mr. Oliver Bengough filed a Petition for Relief (the “Petition”) in the High Court of Justice, Chancery Division (the “Court”) against OCHL, OCL, KOKO UK and Mr. Ellin (collectively, the “Respondents”). In connection with the Petition, effective as of May 20, 2016, Mint Group terminated the Management Services Agreement with OCL pursuant to which Mint Group served as a contracted service provider to KOKO, a nightclub and live music venue “KOKO” in Camden, London owned by KOKO UK. Mr. Bengough claimed certain breaches of duty by Mr. Ellin in connection with the corporate operations of the Respondents, as well as a “deterioration” of the relationship between the parties. Mr. Bengough further claimed that his interests have been unfairly prejudiced by the conduct of the Respondents and the breakdown of trust and confidence between himself and Mr. Ellin. In connection with such termination, we demanded the resignation of Mr. Bengough (a significant stockholder of Mint Group) from the board of OCHL due to what we strongly believed to be performance and management concerns on behalf of Mint Group and its non-payment of certain funds. OCHL was formed by OCL’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of OCL, is a 50%-owned subsidiary of our Company and is the parent of OCL.

Among other things, Mr. Bengough was seeking an order by the Court for the sale by KOKO UK of its shares in OCHL to the Petitioner at a fair market value to be determined by the Court or an independent third party valuation with a discount to reflect the losses claimed to be suffered by Mr. Bengough. Mr. Bengough was further seeking, if required, an order terminating Mr. Ellin’s directorship of OCHL and OCL, permission to bring a derivative action against Mr. Ellin alleging breaches of certain duties set forth in the Petition, for the Court to set aside the Senior Note and Junior Note (as each defined below) or alternatively such part of those notes which the Petitioner alleges are expenses for which Respondents OCL and OCHL should not be liable and for the Court to declare that OCL and OCHL have no liability for such expenses to us, JJAT or any other person connected with Mr. Ellin. As part of the initial hearing, the Court granted Mr. Bengough’s request for interim relief to allow Mr. Bengough to continue running OCL’s business as it was conducted prior to the filing of the Petition, subject to Mr. Ellin’s approval of any expenditures exceeding $15,000 in amount (the “Interim Injunction”). This interim relief was granted pending a final decision on the Interim Injunction.

As part of the Merger consummated on April 28, 2014, OCHL and OCL became additional promisors under 2 promissory notes, a promissory note, dated as of April 28, 2014 (the “Senior Note”), issued in favor of JJAT, and a promissory note, dated as of April 28, 2014 (the “Junior Note”), issued in our favor. Pursuant to the Senior Note, OCHL and OCL are jointly liable to us for the principal amount of $1,376,124 and interest at 8% per annum. Pursuant to the Junior Note, OCHL and OCL are jointly liable to us for a principal amount of $494,749 and interest at 8% per annum. In the event the Court denies Mr. Bengough’s relief summarized above, a request was made by the Petitioner for an order by the Court for the “winding up” of OCL and OCHL based upon deadlock of its board and members.

The Respondents retained UK counsel in this matter and categorically deny all allegations in the Petition and intend to aggressively defend this action, to refute the allegations set forth therein and to file a substantive counter-complaint in answer to the Petition.

Subsequently, in connection with the Interim Injunction, the Petitioner and the Respondents entered into a Consent Order, as approved by the Court on July 22, 2016 (the “Consent Order”), pursuant to which, among other things, (i) Mr. Ellin resigned as a director of OCHL and OCL and Mr. Griston was appointed as a new independent non-executive director on the boards of directors of the 2 companies, and (ii) the parties agreed to certain terms allowing them to either settle the disputes or proceed with a sale of the business to either party.

On September 22, 2016, Mr. Bengough entered into a Settlement Agreement (the “Settlement Agreement”) with the Respondents and Global Loan Agency Services Limited, as escrow agent (the “Escrow Agent”), relating to the Petition. Pursuant to the Settlement Agreement, at the Closing (as defined below) the parties agreed, among other things, to (i) the terms of settlement in relation to all facts, matters and allegations raised by the Petition against the Respondents, including disputed liability under the Junior Note, (ii) sell 48,878 ordinary shares and the 2,750 deferred ordinary shares in OCHL owned by KoKo UK to Mr. Bengough on the terms provided in the Settlement Agreement, (iii) resolve certain ancillary matters arising from the past business dealings between Messrs. Ellin and Bengough, and (iv) to consummate the transactions contemplated thereunder and under certain related transaction documents (as defined below) (collectively, the “Settlement Transactions”).

As part of the Settlement Transactions, Messrs. Ellin and Bengough entered into an engagement agreement with BTG Financial Consulting LLP BTG (“BTG”) pursuant to which BTG will carry out an independent expert valuation of the value of the ordinary shares in OCHL on the terms set forth in the draft engagement letter appearing as an annex to the Settlement Agreement (the “Valuation”). Upon the conclusion of the Valuation, among other things, (i) Mr. Bengough shall pay to us 50% of the value of the ordinary and deferred ordinary shares in OCHL less £37,000 (the “Purchase Price”) and as a result, acquire 50% interest in OCHL, (ii) the Settlement Transactions shall be consummated, (iii) we shall discharge the Junior Note, without any further payment by Mr. Bengough or any other entity to Mr. Ellin, KoKo UK or us, and (iv) each party agreed, on behalf of itself and on behalf of its Related Parties (as defined in the Settlement Agreement) not to sue, commence, voluntarily aid in any way, prosecute or cause to be commenced or prosecuted against the other party or its Related Parties in any action, suit or other proceedings concerning the Released Claims (as defined in the Settlement Agreement), in UK or any other jurisdiction. Successful completion of the transactions referred to in clauses (i) through (iv) is collectively defined as the “Closing”.

To secure the payment of the Purchase Price, Mr. Bengough (a) executed a Deed of Charge over his shares in OCHL in favor of KoKo UK, and (b) deposited with the Escrow Agent (collectively, the “Escrowed Items”) (i) the sum of £1,272,265 and (ii) certificates representing 48,878 ordinary shares and the 2,750 deferred ordinary shares in OCHL held by Mr. Bengough and certain related documents. In the event that Mr. Bengough does not make the full payment of the Purchase Price to KoKo UK and/or Mr. Ellin within the time provided in the Settlement Agreement (as discussed more fully below), the Escrow Agent shall release the Escrowed Items to KoKo UK, Mr. Ellin and/or us per our instructions.

No later than the seventh business day after the date on which BTG provides its final Valuation report to Messrs. Ellin and Bengough and the Escrow Agent (the “Payment Cut-Off Date”), Mr. Bengough shall ensure that KoKo UK is in receipt of cleared funds for the full amount of the Purchase Price. If the Purchase Price is less than £1,272,265, an amount equal to the Purchase Price will be paid to KoKo UK by the Escrow Agent out of the funds deposited with the Escrow Agent, subject to and in accordance with the terms of the escrow agreement entered into by the parties (the “Escrow Agreement”). If the Purchase Price is equal to or more than £1,272,265, the full amount of £1,272,265 will be paid by the Escrow Agent to KoKo UK and Mr. Bengough shall, by the Payment Cut-Off Date, pay an amount equal to the difference between the Purchase Price and £1,272,265 to the Escrow Agent’s account, with such sum then to be paid by the Escrow Agent to an account specified by Mr. Ellin, subject to and in accordance with the terms of the Escrow Agreement.

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

Issuance of Unregistered Securities

During the three months ended September 30, 2016, we issued 335,740 shares of our common stock valued at $269,675 to various consultants for services provided to us.

During the three months ended September 30, 2016, we issued 6,317,754 shares of our common stock upon exercise of 6,452,754 warrants at an exercise price of $0.005 per share, resulting in net proceeds to us of $22,014.

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

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to June 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and is currently in default. As of September 30, 2016 and March 31, 2016, $269,135 and $262,040 of principal, which includes $26,637 and $19,542 of accrued interest, respectively, were outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

After September 30, 2016, (i) Trinad Capital advanced to us an additional $25,000 under the terms and conditions of the Second Senior Note and (ii) JJAT advanced to us an additional $200,000 under the terms and conditions similar to those of the existing $55,000 note entered into during the period ended September 30, 2016.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 28, 2014, among the Registrant, Loton Acquisition Sub I, Inc. and KOKO (Camden) Holdings (US), Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 2.1).
3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, Exhibit 3.1).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated as of September 1, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2016, Exhibit 3.1)
3.3	Bylaws of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, Exhibit 3.2).
3.4	First Amendment to the Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 3.3).
4.1	Senior Promissory Note, dated as of April 28, 2014, issued by OCHL to JJAT (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 4.1).
4.2	Promissory Note, dated as of April 28, 2014, issued by OCHL to the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 4.2).
4.3	Form of Warrant to Purchase Common Stock, dated as of September 23, 2011, issued by the Registrant to Trinad Management, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011, Exhibit 10.1).
4.4	Promissory Note, dated as of April 2, 2012, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on August 15, 2012, Exhibit 10.3).
4.5	Promissory Note, dated as of June 21, 2012, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on August 15, 2012, Exhibit 10.4).
4.6	Form of Common Stock Warrant issued on November 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, Exhibit 4.1).
4.7	Form of Common Stock Warrant issued on December 19, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, Exhibit 4.2).
4.8	Form of Promissory Notes, dated as of May 13, May 23, June 17 and July 3, 2013 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2013, Exhibit 10.1).
4.9	Promissory Note, dated as of April 24, 2014, issued by Oliver Bengough to KOKO (Camden) Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.9).
4.10	Promissory Note, dated as of April 24, 2014, issued by Oliver Bengough to JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.10).
4.11	Form of Common Stock Warrant issued by the Registrant to certain investors on December 1, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2015, Exhibit 10.1).
4.12	Form of Senior Promissory Note, dated as of December 31, 2014, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.5).
4.13	Form of Senior Convertible Promissory Note, dated as of December 31, 2014, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.6).
4.14	Form of Amendment No. 1 to Senior Convertible Promissory Note, dated as of January 27, 2015, entered into between the Registrant and Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.7).
4.15	Form of Amended and Restated Senior Promissory Note, dated as of February 5, 2015, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.8).

4.16	Form of Amended and Restated Senior Promissory Note, dated as of July 10, 2015, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2015, Exhibit 10.44).
4.17	Amendment No. 2 to Senior Convertible Promissory Note, dated as of April 21, 2016, entered into between the Registrant and Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 4.17).
4.18	Amended and Restated Senior Promissory Note, dated as of April 27, 2016, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 4.18).
4.19	Form of Common Stock Warrant with respect to warrants issued by the Registrant to certain accredited investors on June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015 and certain warrants issued by the Registrant to purchase an aggregate of 281,250 shares (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 4.19).
10.1	Share Purchase Agreement, dated as of February 13, 2014, among Alex Rutherford, KOKO (Camden) Limited and certain Guarantors (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.1).
10.2	Share Sale Agreement, dated as of February 13, 2014, among Hugh Doherty, Laurence Seymour, KOKO (Camden) Limited and certain Guarantors (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.2).
10.3	Shareholders Agreement in Relation to Obar Camden Holdings Limited, dated as of February 12, 2014, among Oliver Bengough, KOKO (Camden) Limited, Robert Ellin, Obar Camden Holdings Limited and Trinad Capital Master Fund Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.3).
10.4	Deed of Reimbursement, dated February 2014, among KOKO (Camden) Limited, Alex Rutherford, Oliver Bengough, Hugh Doherty, Laurence Seymour and Mint Group Holdings Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.4).
10.5	Deed of Subordination, dated February 2014, among Alex Rutherford, Hugh Doherty, Laurence Seymour, KOKO (Camden) Limited, Trinad Capital Master Fund, Ltd. and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.5).
10.6	Variation to Shareholders Agreement, dated as of April 24, 2014, among Oliver Bengough, KOKO (Camden) Limited, Robert Ellin, Trinad Capital Master Fund LTD, Obar Camden Holdings Limited, Obar Camden Limited, JJAT Corp. and the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.6).
10.7	Share Purchase Agreement, dated as of April 24, 2014, relating to certain shares of Obar Camden Holdings Limited between JJAT Corp and Oliver Bengough (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.7).
10.8	Share Charge, dated as of April 24, 2014, in respect of Ordinary Shares of Obar Camden Holdings Limited between Oliver Bengough and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.8).
10.9	Reimbursement Agreement, dated as of January 29, 2014, between the Registrant and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.11).
10.10	Letter re Termination of Reimbursement Agreement, dated as of April 25, 2014, between the Registrant and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.12).
10.11	Contribution Agreement, dated as of April 24, 2014, between JJAT Corp. and KOKO (Camden) Holdings (US), Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.13).
10.12	Form of Director/Officer Indemnification Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.14).
10.13†	Form of Restricted Stock Grant Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.4).
10.14†	Form of Advisory Board Consulting Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.5).
10.15	Form of Consulting Agreement between the Registrant and a consultant to the Registrant (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.6).

10.16	Form of Note Extension Agreement, dated as of July 15, 2013 entered into in connection with those that certain Promissory Note, dated as of April 3, 2012, and that certain Promissory Note, dated as of June 21, 2012, each between the Registrant and Trinad Capital Master Fund Ltd. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2013, Exhibit 10.2).
10.17	Management Agreement, dated as of September 23, 2011, between the Registrant and Trinad Management, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011, Exhibit 10.2).
10.18	Forbearance Agreement, dated as of October 30, 2014, between the Registrant, Olly Bengough, Robert Ellin and JJAT (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014, Exhibit 10.1).
10.19	Assignment Agreement, dated as of March 4, 2015, between LiveXLive, Corp. (f/k/a FestreamTV, Corp.) and Bulldog DM, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2015, Exhibit 10.1).
10.20	Form of Subscription Agreement, dated as of June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015, between the Registrant and certain accredited investors (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 10.20).
10.21†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. (f/k/a FestreamTV, Corp.) and Schuyler Hoversten (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 10.21).
10.22†	Employment Agreement, dated as of October 6, 2015, between the Registrant and Blake Indursky (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 10.22).
10.23†*	The Registrant’s 2016 Equity Incentive Plan.
10.24†*	Form of Director Option Agreement under 2016 Equity Incentive Plan.
10.25†*	Form of Employee Option Agreement under 2016 Equity Incentive Plan.
10.26*	Settlement Agreement, dated as of September 22, 2016, among Mr. Oliver Bengough, Obar Camden Holdings Limited, Obar Camden Limited, KoKo (Camden) Limited, Robert S. Ellin and Global Loan Agency Services Limited, as escrow agent.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: November 14, 2016	By:	/s/ Robert S. Ellin
Robert S. Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ David R. Wells
David R. Wells
Interim Principal Financial Officer (Interim Principal Accounting Officer)

