Form 10-Q
period 2016-12-31
LOTON, CORP
filed 2017-02-13
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 13, 2017, there were issued and outstanding 101,216,430 shares of the registrant’s common stock, par value $0.001 per share.

LOTON, CORP

PART I ― FINANCIAL INFORMATION

Loton, Corp

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2016	2016
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$2,098,488	$36,898
Prepaid expense	12,940	15,995
Total Current Assets	2,111,428	52,893
Other Assets:
Fixed assets, net	63,479	62,569
Investment in affiliate	-	4,889,515
Note receivable - related party	-	213,331
Total Assets	$2,174,907	$5,218,308

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$677,521	$481,412
Note payable	273,172	262,042
Due to related parties	124,500	117,124
Accrued interest, related party	398,096	232,733
Note payable, related party, net of discount	3,154,100	2,784,000
Services payable, related party	1,000,000	1,000,000
Total Current Liabilities	5,627,389	4,877,311
Unsecured convertible notes, net of discount	361,116	110,273
Total Liabilities	5,988,505	4,987,584

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,941,430 and 91,996,976 shares issued and outstanding, respectively	100,941	91,997
Additional paid in capital	19,074,754	13,984,898
Accumulated deficit	(22,989,293)	(13,846,171)
Total stockholders' equity (deficit)	(3,813,598)	230,724
Total Liabilities and Stockholders’ Equity (Deficit)	$2,174,907	$5,218,308

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
		(as Restated)		(as Restated)
Revenue	$-	$-	$225,000	$-

Operating expenses:
Selling, general and administrative	1,259,297	363,303	3,786,840	2,891,946
Related party expenses	90,000	90,000	270,000	270,000
Total operating expenses	1,349,297	453,303	4,056,840	3,161,946
Loss from operations	(1,349,297)	(453,303)	(3,831,840)	(3,161,946)

Other income (expense):
Interest expense, net	(257,372)	(49,265)	(437,733)	(66,830)
Fair value of warrants issued for related party note extension	-	-	(1,661,113)	-
Fair value of warrants issued for inducement to convert	-	-	341,864	-
Earnings from investment in affiliate	69,163	188,178	132,832	268,090
Impairment of note receivable - related party	(213,331)	-	(213,331)	-
Loss on sale of investment in affiliate	(2,790,073)	-	(2,790,073)
Total non-operating expenses	(3,191,613)	138,913	(5,311,282)	201,260

Net loss	$(4,540,910)	$(314,390)	$(9,143,122)	$(2,960,686)

Net loss per share – basic and diluted	$(0.05)	$(0.00)	$(0.10)	$(0.03)

Weighted average common shares outstanding – basic and diluted	100,456,780	91,846,946	96,087,426	90,597,462

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period Ended December 31, 2016

(Unaudited)

			Additional		Total
	Common stock		Paid in	Accumulated	Stockholders' Equity
	Stock	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2016	91,996,976	$91,997	$13,984,898	$(13,846,171)	$230,724
Shares issued for cash	550,000	550	1,374,450	-	1,375,000
Fair value of shares issued for services	831,214	831	1,030,421	-	1,031,252
Shares issued upon exercise of warrants	7,357,322	7,357	18,936	-	26,293
Share issued upon debt conversion	205,918	206	205,712	-	205,918
Fair value of warrants issued for related party note extension			1,661,113		1,661,113
Fair value of warrants issued for inducement to convert			341,864		341,864
Fair value of warrants issued as valuation discount			320,423		320,423
Fair value of beneficial conversion feature			136,936		136,936
Net loss	-	-	-	(9,143,122)	(9,143,122)
Balance as of December 31, 2016	100,941,430	$100,941	$19,074,754	$(22,989,293)	$(3,813,598)

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2016	2015
		(as Restated)
Cash Flows from Operating Activities:
Net loss	$(9,143,122)	$(2,960,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,043	2,787
Common stock issued for services	1,031,252	967,813
Amortization of debt discount	115,398	-
Fair value for beneficial conversion feature	136,936	-
Fair value for warrants issued for related party note extension and inducement to convert	2,002,978	-
Equity in earnings of affiliate	(132,832)	(268,090)
Loss on sale of investment in affiliate	2,790,073	-
Impairment of note receivable - related party	213,331	-
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	3,055	810
(Increase)/Decrease in other current assets	-	(31,750)
Decrease/(Increase) in accrued interest	188,279	-
Decrease/(Increase) in accounts payable and accrued liabilities	196,110	370,723
Net cash used in operating activities	(2,580,499)	(1,918,393)

Cash Flows from Investing Activities:
Purchases of fixed assets	(18,953)	-
Sale of investment	2,182,274	-
Net cash provided by investing activities	2,163,321	-

Cash Flows from Financing Activities
Proceeds from notes payable, related party	820,100	1,924,000
Repayment of note payable, related party	(450,000)	(439,500)
Proceeds from convertible notes	705,000	-
Repayment of convertible notes	(55,000)	-
Proceeds from warrant exercise	26,293	6,813
Proceeds from issuance of common stock	1,375,000	612,500
Proceeds from loans, related party	57,376	(28,026)
Net cash provided by financing activities	2,478,769	2,075,787

Net Increase/(Decrease) in cash	2,061,591	157,394

Cash, beginning of period	36,898	36,121

Cash, end of period	$2,098,489	$193,515

Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants issued recorded as valuation discount	$320,423	$-
Common stock issued upon conversion of note payable	$205,918	$-

See accompanying notes to the condensed consolidated financial statements.

Loton, Corp

For the Three and Nine Months Ended December 31, 2016 and 2015

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

The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

The Company’s condensed consolidated financial statements for the three and nine months ended December 31, 2015 presented herein have been restated to present the Company’s former investment in OCHL on the equity basis of accounting and to correct for other prior errors. Please see Note 3 – Restatement of Prior Period Financial Statements for additional details.

Forward Stock Split

In September 2016, the Company’s Board of Directors declared a 2-for-1 forward stock split of the Company’s common stock in the form of a dividend. All shares and pre-share amounts have been restated as of the earlier periods presented to reflect the stock split.

Revenue Policy

The Company is primarily engaged in the emerging live and digital music space, including delivery of live music events and live music streaming, through LiveXLive, Corp., its wholly owned operating subsidiary. The Company recognizes revenue from its live events and show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company had a stockholders’ deficit of $3,813,598 at December 31, 2016, and incurred a net loss of $9,143,122, and utilized net cash of $2,580,499 in operating activities for the nine month-period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the 2016 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through September 2017. The Company’s ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds. The Company’s management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s stockholders, in case of equity and/or convertible debt financing.

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

At December 31, 2016 and 2015, the Company had 275,000 and 1,275,000 warrants outstanding, respectively, which were excluded from the loss per share calculation, as they were anti-dilutive.

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

Note 3 – Restatement of Prior Period Financial Statements

Our financial statements for the three and nine months ended December 31, 2015 have been restated. On July 11, 2016, our Board of Directors determined that the transactions under the Agreement (as defined below) were erroneously accounted for as a reverse acquisition for accounting purposes and that OCHL was improperly included in consolidation as our subsidiary. OCHL should have been reflected as an investment accounted for under the equity method of accounting. This determination was based on an analysis by our management that we did not have sufficient control of OCHL at the date of the transaction in accordance with the current accounting rules. Therefore, our results for the three and nine months ended December 31, 2015 previously reported in our Quarterly Report on Form 10-Q filed on February 22, 2016 are being restated herein to properly present the Merger (as defined below) and our former investment in OCHL on the equity basis of accounting and correct the prior period for other errors.

Specifically, on April 28, 2014, we entered into an Agreement and Plan of Merger (the “Agreement”), by and among our Company, Loton Acquisition Sub I, Inc., a Delaware corporation and our wholly-owned subsidiary (“Acquisition Sub”), and KOKO (Camden) Holdings (US), Inc. (“KOKO Parent”), a Delaware corporation and wholly-owned subsidiary of JJAT Corp. (“JJAT”), a Delaware corporation wholly-owned by Robert Ellin, our Executive Chairman, President, a director and controlling stockholder), and his affiliates (the “Merger”). As a result of the Merger, KOKO Parent became our wholly-owned subsidiary, and our then primary business became that of KOKO Parent and its subsidiaries, KOKO (Camden) Limited, a private limited company registered in England and Wales (“KOKO UK”), which owned 50% of OCHL, which in turn wholly-owns its operating subsidiary OBAR Camden. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, KOKO Parent’s former sole shareholder, JJAT, received 58,000,000 shares of our common stock. Since both we and JJAT were controlled by Mr. Ellin at the time of the consummation of the Merger, this reverse merger transaction should have been accounted for as a transaction between entities under common control. Accordingly, this equity method investment should have been initially measured on our financial statements at  JJAT’s historical basis of $4.2 million.

As discussed in Note 4 – Equity Investments in OCHL, in connection with the Settlement Transactions with Mr. Oliver Bengough, on December 1, 2016 and effective as of November 24, 2016, we sold our 50% interest in OCHL, representing our ownership in the nightclub and live music venue “KOKO” in Camden, London, England, for approximately $2.18 million.

Loton, Corp

Condensed Consolidated Statements of Operations (Unaudited)

	Originally Filed,				As Restated,
	Three months ended	Effect of	Pro Forma After	Equity Treatment,	Three months ended
	December 31, 2015	Deconsolidation of OCHL	Deconsolidation, December 31, 2015	Investment in OCHL	December 31, 2015	Notes
					(unaudited)
Revenues	$2,185,959	$(2,185,959)	$-	$-	$-	(1)

Cost of Revenue	280,110	(280,110)	-	-	-	(2)

Gross Margin	1,905,849	(1,905,849)	-	-	-

Operating Expenses
Selling, general and administrative	2,242,064	(1,878,761)	363,303	-	363,303	(1)
Related party expenses	120,331	(30,331)	90,000	-	90,000	(1)
Total operating expenses	2,362,395	(1,909,092)	453,303	-	453,303

Income (loss) from operations	(456,546)	3,243	(453,303)	-	(453,303)

Other income (expense)
Interest income (expense), net	(28,874)	(20,391)	(49,265)	-	(49,265)	(1)
Earnings from investment	-	-	-	188,178	188,178	(2)
Other (income) expense, net	(28,874)	(20,391)	(49,265)	188,178	138,913
			-
Net income (loss) before income taxes	(485,420)	(17,148)	(502,568)	188,178	(314,390)

Income tax provision	82,544	(82,544)	-	-	-	(1)

Net income (loss) before non-controlling interest	(567,964)	65,396	(502,568)	188,178	(314,390)

Net income (loss) attributable to non-controlling interest	190,497	(190,497)	-	-	-	(1)

Net income (loss) attributable to Loton Corp stockholders	(758,461)	255,893	(502,568)	188,178	(314,390)

Other comprehensive income (loss) attributable to Loton Corp stockholders	(2,319)	2,319	-	-	-
			-
Comprehensive income (loss)	$(760,780)	$258,212	$(502,568)	$188,178	$(314,390)

Earnings Per Share:
- basic and diluted	$(0.01)		$(0.01)		$(0.00)
Weighted average common shares outstanding:
- basic and diluted	91,846,946		91,846,946		90,531,772

Notes:

(1)	To remove balances of previously consolidated investment
(2)	To reflect investment in OCHL under equity method

Loton, Corp

Condensed Consolidated Statements of Operations (Unaudited)

	Originally Filed,				As Restated,
	Three months ended	Effect of	Pro Forma After	Equity Treatment,	Three months ended
	December 31, 2015	Deconsolidation of OCHL	Deconsolidation, December 31, 2015	Investment in OCHL	December 31, 2015	Notes
					(unaudited)
Revenues	$5,322,665	$(5,322,665)	$-	$-	$-	(1)

Cost of Revenue	734,179	(734,179)	-	-	-	(2)

Gross Margin	4,588,486	(4,588,486)	-	-	-

Operating Expenses
Selling, general and administrative	7,073,377	(4,181,431)	2,891,946	-	2,891,946	(1)
Related party expenses	362,578	(92,578)	270,000	-	270,000	(1)
Total operating expenses	7,435,955	(4,274,009)	3,161,946	-	3,161,946

Income (loss) from operations	(2,847,469)	(314,477)	(3,161,946)	-	(3,161,946)

Other income (expense)
Interest income (expense), net	(120,965)	54,135	(66,830)	-	(66,830)	(1)
Earnings from investment	-	-	-	268,090	268,090	(2)
Other (income) expense, net	(120,965)	54,135	(66,830)	268,090	201,260
			-
Net income (loss) before income taxes	(2,968,434)	(260,342)	(3,228,776)	268,090	(2,960,686)

Income tax provision	180,353	(180,353)	-	-	-	(1)

Net income (loss) before non-controlling interest	(3,148,787)	(79,989)	(3,228,776)	268,090	(2,960,686)

Net income (loss) attributable to non-controlling interest	266,786	(266,786)	-	-	-	(1)

Net income (loss) attributable to Loton Corp stockholders	(3,415,573)	186,797	(3,228,776)	268,090	(2,960,686)

Other comprehensive income (loss) attributable to Loton Corp stockholders	1,304	(1,304)	-	-	-
			-
Comprehensive income (loss)	$(3,414,269)	$185,493	$(3,228,776)	$268,090	$(2,960,686)

Earnings Per Share:
- basic and diluted	$(0.04)		$(0.04)		$(0.03)
Weighted average common shares outstanding:
- basic and diluted	90,597,462		90,597,462		90,597,462

Notes:

(1)	To remove balances of previously consolidated investment
(2)	To reflect investment in OCHL under equity method

Loton, Corp

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Originally Filed,	Effect of	Equity Treatment,	As Restated,
	December 31,	deconsolidation	Investment	December 31,
	2015	of OCHL	in OCHL	2015
Cash Flows from Operating Activities:
Net loss	$(3,148,787)	$188,101	$-	$(2,960,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,141	(102,354)	-	2,787
Common stock issued for services	998,125	(30,312)	-	967,813
Warrants issued for compensation	-	-	-	-
Equity in earnings of OCHL	-	-	(268,090)	(268,090)
Changes in operating assets and liabilities:
(Increase)/Decrease in current assets	159,719	(191,469)	-	(31,750)
(Increase)/Decrease in prepaid expenses	134,472	(133,662)	-	810
(Increase)/Decrease in note receivable - related party	152,415	(152,415)	-	-
Decrease/(Increase) in current liabilities, net	38,373	332,350	-	370,723
Net cash used in operating activities	(1,560,542)	(89,761)	(268,090)	(1,918,393)

Cash Flows from Investing Activities:
Purchases of fixed assets	(61,396)	61,396	-	-
Net cash used in investing activities	(61,396)	61,396	-	-

Cash Flows from Financing Activities:
Advances from (repayments to) related parties	(28,026)	-	-	(28,026)
Proceeds from notes payable, related party	1,924,000	-	-	1,924,000
Proceeds from warrant exercise	6,813	-	-	6,813
Proceeds from issuance of common stock	612,500	-	-	612,500
Repayment of note payable, related party	(439,500)	-	-	(439,500)
Net cash provided by financing activities	2,075,787	-	-	2,075,787

Effect of exchange rate changes on cash	(6,246)	6,246	-	-

Net Increase/(Decrease) in cash	447,603	(22,119)	(268,090)	157,394

Cash, beginning of period	866,950	(830,829)	-	36,121

Cash, end of period	$1,314,553	$(852,948)	$(268,090)	$193,515

Notes:

(1)	To remove balances of previously consolidated investment.
(2)	To reflect investment in OCHL under equity method.

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

As part of the transaction, the Company was to be reimbursed $494,750 by OCHL for legal and other acquisition costs incurred in relation to the acquisition of the 50% interest. As of March 31, 2016, the outstanding advance and any interest due thereunder to the Company was $213,331.

The Company and the various parties to the agreement had certain disputes. On September 22, 2016, Mr. Bengough entered into a Settlement Agreement (the “Settlement Agreement”) with the Company and our Executive Chairman and President and Global Loan Agency Services Limited, as escrow agent (the “Escrow Agent”), relating to the Petition as more fully described in Note 10. Pursuant to the Settlement Agreement, the parties agreed (i) to terms of settlement in relation to all facts, matters and allegations raised by the Petition against the Respondents, including disputed liability under a Promissory Note, dated as of April 28, 2014 (the “Note”), pursuant to which OCHL and OCL were jointly obligated to us for the principal amount of $494,749 and accrued interest rate of 8%, (ii) for us to sell 48,878 ordinary shares and 2,750 deferred ordinary shares in OCHL (collectively, the “KoKo Shares”) to Mr. Bengough on the terms provided in the Settlement Agreement, (iii) to resolve certain ancillary matters arising from the past business dealings between Mr. Bengough and the Respondents, and (iv) to consummate the transactions contemplated thereunder and under certain related transaction documents (as defined below) (collectively, the “Settlement Transactions”).

As part of the Settlement Transactions, Messrs. Ellin and Bengough engaged BTG Financial Consulting LLP BTG (“BTG”) to carry out an independent expert valuation of the value of the ordinary shares in OCHL on the terms set forth in the engagement letter entered into by the parties (the “Valuation”). Upon the conclusion of the Valuation, among other things, (i) Mr. Bengough agreed to pay to us 50% of the value of the ordinary and deferred ordinary shares in OCHL minus £37,000, (ii) the Settlement Transactions would be consummated, and (iii) we would discharge the Note, without any further payment by Mr. Bengough or any other entity to Mr. Ellin, KoKo UK or us.

On November 24, 2016, BTG delivered its final report on the Valuation (the “Valuation Report”) to the parties and that its analysis yielded that the value of the ordinary shares of OCHL is £3,612,057, therefore entitling us to £1,769,029 (or 50% of the value) minus £37,000 (the “Final Sale Price”). On December 1, 2016, the Escrow Agent paid to us, via the funds deposited by Mr. Bengough, approximately $2.18 million as the Final Sale Price and the Settlement Transactions were automatically consummated (including our sale of the KoKo Shares to Mr. Bengough), and we recognized a loss of $2,790,073 for the remaining investment balance. In addition, Mr. Bengough was released from his obligation under the note receivable - related party; therefore, we recognized a loss on impairment of the note of $213,331.

As of November 24, 2016, (the date of the Valuation Report) the change in our investment in our affiliate was as follows:

Balance March 31, 2016	$4,889,515
50% share of net income	132,832

Balance November 24, 2016	$5,022,347

Net income for the three and nine months ended December 31, 2016 and 2015 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,109,427	$2,185,959	$3,921,204	$5,322,665
Cost of revenue	154,107	280,110	546,480	734,179
Gross profit	955,320	1,905,849	3,374,724	4,588,486

Operating expenses:
Selling, general and administrative	754,219	1,442,311	2,893,306	3,809,723
Depreciation and amortization	17,576	-	74,828	-
Total operating expenses	771,795	1,442,311	2,968,134	3,809,723
Income from operations before other expenses	183,525	463,538	406,590	778,763

Other expenses:
Interest	-	-	28,002	64,838

Income before provision for taxes	183,525	463,538	378,588	713,925

Taxes	45,200	82,544	112,924	180,353
Net Incomes	$138,325	$380,994	$265,664	$533,572

Note 5 – Property and Equipment

Property and equipment at December 31, 2016 and March 31, 2016 was as follows:

	December 31, 2016	March 31, 2016

Production equipment	$51,304	$51,304
Computer equipment	42,078	23,125
Total property and equipment	93,382	74,429

Accumulated depreciation	(29,903)	(11,860)
Property and equipment, net	$63,479	$62,569

Depreciation expense was $18,043 and $2,787 for the nine months ended December 31, 2016 and 2015, respectively, and $6,072 and $984 for the three months ended December 31, 2016 and 2015, respectively.

Note 6 – Related Party Notes Payable

As of December 31, 2016 and March 31, 2016, the Company had the following outstanding notes payable to Trinad Capital Master Fund (“Trinad Capital”), a fund wholly owned by Mr. Ellin, the Company’s Executive Chairman, President, director and majority stockholder, for both short and long term working capital requirements:

	December 31, 2016	March 31, 2016
First Senior Note	$1,000,000	$1,000,000
Second Senior Note	2,154,100	1,784,000
Total	$3,154,100	$2,784,000

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

At the time the First Senior Note was made, Trinad Capital advanced $700,000 to the Company and had accrued $70,151 in unpaid interest. Pursuant to the terms of the Senior Note, all outstanding unpaid principal and accrued interest was originally due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the First Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the First Senior Note. Subsequent to the making of the First Senior Note:

•	On January 27, 2015, the Company and Trinad Capital entered into an amendment to the First Senior Note, effective as of December 31, 2014, pursuant to which: (1) the term of the First Senior Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in the equity financing;

•	On February 5, 2015, the Company and Trinad Capital entered into an amendment and restatement of the First Senior Note, effective as of December 31, 2014, pursuant to which the convertibility feature of the note was eliminated in its entirety; and

•	On April 21, 2016, the First Senior Note was amended to extend the maturity date to June 30, 2017, or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 1,144,986 shares of its common stock, with an exercise price of $0.005 per share and expiration date of April 21, 2020. The aggregate fair value of the 1,144,986 warrants issued upon extension of the note were valued at $567,282 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The maturity date extension was considered to be a debt restructuring that is accounted for as a debt extinguishment. Therefore, the value of the warrants was expensed as of April 21, 2016.

As of December 31, 2016 and March 31, 2016, $1,000,000 of principal was outstanding under the First Senior Note. Accrued interest of $185,761 and $140,555 is reflected on the balance sheet as accrued interest payable, related party as of December 31, 2016 and March 31, 2016, respectively,

Second Senior Note - Trinad Capital Master Fund

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. During the year ended March 31, 2016, Trinad Capital made advances to the Company totaling $1,784,000. Subsequent to the making of the Second Senior Note:

•	On July 10, 2015, the Company and Trinad Capital amended and restated the Second Senior Note from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances;

•	On November 23, 2015, the Company and Trinad Capital amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000; and

•	On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 2,207,768 shares of its common stock, with an exercise price of $0.005 per share and expiration date of April 21, 2020. The aggregate fair value of the 2,207,768 warrants issued upon extension of the note were valued at $1,093,832 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The maturity date extension was considered to be a debt restructuring that is accounted for as a debt extinguishment. Therefore, the value of the warrants was expensed as of April 21, 2016.

The amount due to Trinad Capital under the Second Senior Note was $1,784,000 at March 31, 2016. During the nine months ended December 31, 2016, Trinad Capital made additional advances to us under the Second Senior Note totaling $820,100. The Company also made repayments of the Second Senior Note totaling $450,000 during nine months ended December 31, 2016. As of December 31, 2016, $2,154,100 of principal was outstanding under the Second Senior Note. Accrued interest of $212,335 and $87,048 is reflected on the balance sheet as accrued interest payable, related party as of December 31, 2016 and March 31, 2016, respectively.

Note 7 – Other Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to June 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Note has not been extended and is currently in default. As of December 31, 2016 and March 31, 2016, $273,172 and $262,040 of principal, which includes $30,674 and $19,542 of accrued interest, respectively, were outstanding under the Note.

Note 8 – Unsecured Convertible Notes Payable

Unsecured Convertible notes payable at December 31, 2016 and March 31, 2016 were as follows:

	December 31, 2016	March 31, 2016
(A) 8% Unsecured Convertible Notes – Due on January 19, 2018	$-	$200,000
(B) 6% Unsecured Convertible Notes – Due on September 30, 2018	-	-
(C) 6% Unsecured Convertible Notes – Due on September 13, 2018	152,663	-
(D) 6% Unsecured Convertible Notes – Due on September 30, 2018	503,205	-
Less accumulated amortization of Valuation Discount	(294,752)	(89,727)
Net	$361,116	$110,273

(A) On January 19, 2016, the Company issued three 8% unsecured notes payable to investors (the “Lenders”) for an aggregate amount of $200,000. These notes will be due on January 19, 2018. If the Company raises a minimum of $2,500,000 (excluding the amount converting pursuant to the notes) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the Lenders will have the rights to convert all outstanding principal and interest into the same equity securities issued in such qualified equity financing at 75% of the issuance price of the securities in such financing. In addition, the Lenders received 400,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share. The aggregate relative fair value of the 400,000 warrants issued to the Lender was determined to be $99,915 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The value of the warrants of $99,915 was considered as debt discount upon issuance and was being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During the year ended March 31, 2016, the Company amortized $9,818 of such discount to interest expense, and the unamortized discount as of March 31, 2016 was $89,727. During the period ended December 31, 2016, such debt discount was fully amortized to interest expense.

On June 6, 2016, the Lenders converted $200,000 of principal and $5,918 of interest into 205,918 shares of the Company’s common stock at a conversion price of $1 per share. As the market price of the shares on the date of conversion was approximately $1.67 per share, the Company recognized a beneficial conversion cost of $136,936.

In addition, the Lenders were issued 205,920 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share as inducement for this conversion. The aggregate fair value of the 205,920 warrants issued to the Lenders was $341,864 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.20%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). The value of the warrants of $341,864 was considered as additional interest expense upon their issuance. The warrants were exercised immediately into 205,920 shares of the Company’s common stock with net proceeds of $1,030 to the Company.

(B) On August 19, 2016, the Company issued a 6% unsecured note payable to a certain investor for total principal amount of $55,000. This note will be due on September 30, 2018. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the investor will have the rights to convert all outstanding principal and interest into the same equity securities issued in such qualified equity financing at 75% of the issuance price of the securities in such financing. On December 21, 2016, this note was repaid.

(C) On September 14, 2016, the Company issued a 6% unsecured note payable to a certain investor for total principal amount of $150,000. This note will be due on September 13, 2018. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the investor will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the investor received 150,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share. The aggregate relative fair value of the 150,000 warrants issued to the investor was determined to be $93,612 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). The value of the warrants of $93,612 was considered as debt discount upon issuance and will be amortized as interest over the term of the note or in full upon the conversion of the note. During nine months ended December 31, 2016, the Company amortized $13,866 of such discount to interest expense, and the unamortized discount as of December 31, 2016 was $79,746.

(D) On November 22, 2016, the Company issued a 6% unsecured note payable to a certain investor for total principal amount of $500,000. This note will be due on September 30, 2018. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the investor will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the investor received 250,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 250,000 warrants issued to the investor was determined to be $226,811 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.35%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). The value of the warrants of $226,811 was considered as debt discount upon issuance and will be amortized as interest over the term of the note or in full upon the conversion of the note. During nine months ended December 31, 2016, the Company amortized $11,807 of such discount to interest expense, and the unamortized discount as of December 31, 2016 was $215,004.

Note 9 – Related Party Transactions

Management Services from Trinad Management LLC

Pursuant to a Management Agreement (the “Management Agreement”) with Trinad Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company.  Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1,000,000 due at the end of the 3-year term, and (ii) issuing a warrant to purchase 2,250,000 shares of the Company’s common stock at an exercise price of $0.075 per share (the “Warrant”). The Warrant may have been exercised in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.075 per share, resulting in the issuance 2,148,648 shares of the Company’s common stock.

During the year ended March 31, 2015, the Company accrued $180,000 related to the remaining portion due under the Management Agreement. The total amount of $1,000,000 due to Trinad LLC is reflected as a liability on the accompanying December 31, 2016 and March 31, 2016 balance sheets. Trinad LLC continues to provide services to the Company at a fee of $30,000 per month on a month-to-month basis. For the nine months ended December 31, 2016 and 2015, the Company incurred $270,000 of such fees.

As of December 31, 2016 and March 31, 2016, amounts due to related parties were $124,500 and $117,124, respectively, payable to Mr. Ellin, the Company’s Executive Chairman, President, director and majority stockholder. These amounts were loaned to the Company for working capital as needed and are unsecured, non-interest bearing advances with no formal terms of repayment.

Rent

During the nine-month period ended December 31, 2016 and the fiscal year ended March 31, 2016, the Company subleased office space from Trinad LLC for no cost to the Company. Management estimates such amounts to be immaterial. the Company anticipates continuing to sublease such space at no cost to it for the foreseeable future. the Company believes that such property is in good condition and is suitable for the conduct of its business.

Note 10 – Commitments and Contingencies

Promotional Rights

The Company acquires promotional rights from time to time that may contain obligations for future payments.  During the period ended December 31, 2016, the Company incurred $350,000 in payment obligations for the acquisition of certain promotional rights.  As of December 31, 2016, the Company may be liable for additional future payments from these promotions based upon a percentage of net revenue collected.

Legal Proceedings

On May 20, 2016, Mr. Oliver Bengough filed a Petition for Relief (the “Petition”) in the High Court of Justice, Chancery Division (the “Court”) against OCHL, OCL, KOKO UK and Mr. Ellin (collectively, the “Respondents”). In connection with the Petition, effective as of May 20, 2016, Mint Group terminated the Management Services Agreement with OCL pursuant to which Mint Group served as a contracted service provider to KOKO, a nightclub and live music venue “KOKO” in Camden, London owned by KOKO UK. Mr. Bengough claimed certain breaches of duty by Mr. Ellin in connection with the corporate operations of the Respondents, as well as a “deterioration” of the relationship between the parties. Mr. Bengough further claimed that his interests have been unfairly prejudiced by the conduct of the Respondents and the breakdown of trust and confidence between himself and Mr. Ellin. In connection with such termination, the Company demanded the resignation of Mr. Bengough (a significant stockholder of Mint Group) from the board of OCHL due to what the Company strongly believed to be performance and management concerns on behalf of Mint Group and its non-payment of certain funds. OCHL was formed by OCL’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of OCL, is a 50%-owned subsidiary of the Company and is the former parent of OCL.

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

As part of the Settlement Transactions, Messrs. Ellin and Bengough engaged BTG Financial Consulting LLP BTG (“BTG”) to carry out an independent expert valuation of the value of the ordinary shares in OCHL on the terms set forth in the engagement letter entered into by the parties (the “Valuation”). Upon the conclusion of the Valuation, among other things, (i) Mr. Bengough agreed to pay to us 50% of the value of the ordinary and deferred ordinary shares in OCHL minus £37,000, (ii) the Settlement Transactions would be consummated, and (iii) we would discharge the Note, without any further payment by Mr. Bengough or any other entity to Mr. Ellin, KoKo UK or us.

On November 24, 2016, BTG delivered its final report on the Valuation (the “Valuation Report”) to the parties and that its analysis yielded that the value of the ordinary shares of OCHL is £3,612,057, therefore entitling us to £1,769,029 (or 50% of the value) minus £37,000 (the “Final Sale Price”). On December 1, 2016, the Escrow Agent paid to us, via the funds deposited by Mr. Bengough, approximately $2.18 million as the Final Sale Price and the Settlement Transactions were automatically consummated (including our sale of the KoKo Shares to Mr. Bengough).

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

As of the date of this Quarterly Report, no stock options or any shares of Common Stock have been issued under the 2016 Plan.

Note 12 – Stockholders’ Equity

Sale of Common Stock or Equity Units

During the nine months ended December 31, 2016, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company sold an aggregate of 550,000 units at a purchase price of $2.50 per share for $1,375,000 in cash proceeds. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.5 (one-half) share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at exercise prices from $0.005 to $0.01 per share.

Issuance of Common Stock for Services

During the nine months ended December 31, 2016, the Company issued 831,214 shares of its common stock valued at $1,031,252 to various consultants, including 100,000 shares to a related party valued at $167,000. The Company valued these shares at prices from $0.50 to $1.67 per share, the most recent price of the sale of its common stock near the date of grant.

Warrants

On June 2, 2016, the Company issued warrants to acquire 205,920 shares of the Company’s common stock valued at $341,864 as an inducement to convert a convertible note. These warrants, along with 400,000 warrants issued to the note holder upon issuance of the note, were exercised during the period at an exercise price of $0.005 per share, resulting in net proceeds to the Company of $3,030.

In April, 2016, the Company issued warrants to Trinad Capital, a related party, to acquire 3,352,754 shares of the Company’s common stock valued at $1,661,114 at an exercise price of $0.005 to extend the maturity dates of certain notes. These warrants were exercised during the period at an exercise price of $0.005 per share, resulting in net proceeds to the Company of $16,764.

On September 14, 2016, the Company issued warrants along with a convertible note to acquire 150,000 shares of Company’s common stock valued at $93,612 at an exercise price of $0.005.

On November 22, 2016, the Company issued warrants along with a convertible note to acquire 250,000 shares of Company’s common stock valued at $226,811 at an exercise price of $0.005.

During the period ended December 31, 2016, warrants to purchase 7,558,674 shares of common stock were exercised, 201,352 warrants were exercised on a cashless basis and the Company received proceeds of $26,293 from the exercise of 7,357,322 warrants.

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, March 31, 2016	3,600,000	$0.050	4.16
Granted	4,233,674	0.005	3.16
Exercised	(7,558,674)	0.026	3.51
Forfeited/expired	-	-	-
Balance outstanding, December 31, 2016	275,000	$0.005	2.47
Exercisable, December 31, 2016	275,000	$0.005	2.47

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

Note 13 – Subsequent Events

 In February 2017, warrants to purchase 275,000 shares of common stock were exercised for proceeds of $1,500.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with our financial statements as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the three and nine months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of these factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

General and Business Operations Overview

We are a holding company engaged in the emerging live and digital music space, including live music events, through LiveXLive, Corp. (“LXL”), our wholly owned operating subsidiary. LXL intends to be the world’s first premium live music streaming network that will deliver around the clock live music to viewers on any connected device as an authentic and experiential platform. The platform plans to offer the world’s leading music festivals with multiday and multistage coverage, unique concerts, intimate performances and cutting edge programming. We plan to extend the live experience to fans on desktop, laptop, mobile, tablets, consoles, connected TVs and virtual reality platforms. The LiveXLive network expects to provide compelling and curated content that showcases the entire spectrum of music to include music inspired fashion, food, and lifestyle content and showcase interviews, backstage access and both fan and artist perspectives. We intend to feature all genres of music including rock, pop, indie, alternative, EDM, country and feature major festival headliners as well as emerging artists performing at clubs and venues around the globe. LXL’s website is www.livexlive.com.

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

In connection with the Settlement Transactions with Mr. Oliver Bengough, on December 1, 2016 and effective as of November 24, 2016 (the “KoKo Sale Date”), we sold our 50% interest (“OCHL Interest”) in Obar Camden Holdings Limited (“OCHL”), representing our ownership in the nightclub and live music venue “KOKO” in Camden, London, England (“KOKO”)), for approximately $2.18 million. For more information on the Settlement Transactions and the sale of our interest in OCHL, see discussion below under Part II. Other Information, Item 1. Legal Proceedings.

Results of Operations

As of December 31, 2016, we had an accumulated deficit of $22,989,293. We anticipate that we will continue to incur substantial losses in the next 12 months. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of our equity and/or debt securities.

Three Months Ended December 31, 2016 as Compared to Three Months Ended December 31, 2015

Revenues ― We had no revenues for the quarters ended December 31, 2016 and 2015, from the operations of LXL.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense. Selling, general and administrative expenses for the quarter ended December 31, 2016 increased by $895,994 to $1,259,297, as compared to $363,303 in the quarter ended December 31, 2015, which reflects an increase in operating costs incurred by us during the three months ended December 31, 2016.

Management Services – Related Parties ― Management services – related party costs consisted of management fees paid and accrued by us under agreements with Trinad Management. For each of the quarters ended December 31, 2016 and December 31, 2015, we incurred management fees to Trinad Management of $90,000.

Other (Income) Expense ― Interest expense increased by $208,107 to $257,372 for the quarter ended December 31, 2016, as compared to $49,265 for the quarter ended December 31, 2015. Other expense also includes the loss incurred by us in connection with our sold OCHL Interest. In addition, for the quarters ended December 31, 2016 and 2015, we recorded earnings of $69,163 and $188,178, respectively, as our share of earnings of OCHL through the KoKo Sale Date. The decrease for the quarter ended December 31, 2016 over the same period in 2015 was due to a substantial increase in operating costs of KOKO. We recorded a loss of $2,790,073 and a write-off of note receivable from related party of $213,331 for three months ended December 31, 2016 as the result of sale of KOKO, as compared to $0 for the quarter ended December 31, 2015.

Net Income (Loss) ― Net (loss) for the quarter ended December 31, 2016 increased by $4,226,520 to ($4,540,910), as compared to $(314,390) in the quarter ended December 31, 2015, which primarily reflects an increase in our selling, general and administrative expenses and an increase in interest expense and loss incurred by us in connection with our sold OCHL Interest.

Nine Months Ended December 31, 2016 as Compared to Nine Months Ended December 31, 2015

Revenues ― We had $225,000 in revenues for the nine months ended December 31, 2016, and no revenues for the nine months ended December 31, 2015, from the operations of LXL. The revenues consisted entirely of a license fee paid to LXL for the production of a live video event.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of outside services, advertising, public relations and travel and entertainment expense. Selling, general and administrative expenses for the nine months ended December 31, 2016 increased by $894,894 to $3,786,840, as compared to $2,891,946 for the nine months ended December 31, 2015, which primarily reflects an increase in operating costs incurred by us during the nine months ended December 31, 2016.

Management Services – Related Parties ― Management services – related party costs consisted of management fees paid and accrued by us under agreements with Trinad Management. For each of the nine-month periods ended December 31, 2016 and December 31, 2015, we incurred management fees to Trinad Management of $270,000.

Other (Income) Expense ― Interest expense increased by $712,767 to $779,597 for the nine months ended December 31, 2016, as compared to $66,830 for the nine months ended December 31, 2015. We also recorded $1,661,113 and $0 as the fair value of warrants issued for related party note extension for nine months ended December 31, 2016 and 2015, respectively. Other expense also includes the loss incurred in connection with our sold OCHL Interest. For the nine-month periods ended December 31, 2016 and 2015, we recorded earnings of $132,832 and $268,090, respectively, as our share of earnings of OCHL through the KoKo Sale Date. The decrease for the nine-month period ended December 31, 2016 over the same period in 2015 was due to an increase in operating costs of KOKO. We recorded a loss of $2,790,073 and a write-off of note receivable from related party of $213,331 for nine months ended December 31, 2016 as the result of sale of KOKO, as compared to $0 for the period ended December 31, 2015.

Net Income (Loss) ― Net (loss) for the nine months ended December 31, 2016 increased by $6,182,436 to $(9,143,122), as compared to $(2,960,686) in the nine months ended December 31, 2015, which primarily reflects an increase in our selling, general and administrative expenses and an increase in interest expense and a loss incurred by us in connection with our sold OCHL Interest.

Liquidity and Capital Resources

As of December 31, 2016, we had total assets of $2,174,907, comprised primarily of cash of $2,098,488, prepayments of $12,940 and net property and equipment of $63,479. We sold our former principal asset, our investment in OCHL during the quarter ended December 31, 2016, and therefore, our principal asset as of December 31, 2016 was cash in the amount of $2,098,488. This compares with total assets of $5,218,308 as of March 31, 2016, comprised primarily of cash of $36,898, prepayments of $15,995 and net property and equipment of $62,569. Our principal asset at such time, our former 50% investment interest in OCHL, was valued at $4,889,515 as of March 31, 2016.

We had current liabilities of $5,627,389 comprised of accounts payable and accrued liabilities of $677,521, short-term notes of $273,172 amounts due to related parties of $124,500, accrued interest due to related parties of $398,096, note payables due to related party of $3,154,100, and management service obligation to related party of $1,000,000, as of December 31, 2016. This compares with current liabilities of $4,877,311, comprised of accounts payable and accrued liabilities of $481,412, short-term notes of $262,042 amounts due to related parties of $117,124, accrued interest due to related parties of $232,733, note payables due to related parties of $2,784,000, and management service obligation to related party of $1,000,000, as of March 31, 2016.

During the period ended December 31, 2016, (i) Trinad Capital advanced to us $370,100 under the terms and conditions of the Second Senior Note, and (ii) we received approximately $2.18 million from the sale of our OCHL Interest.

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

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, we had a stockholders’ deficit of $3,813,598 at December 31, 2016, and incurred a net loss of $9,143,122, and utilized net cash of $2,580,499 in operating activities for the nine month-period then ended. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2016 expressed substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Our management estimates that the current funds on hand will be sufficient to continue operations through September 30, 2017. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective. We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2016:

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

(iv)      Insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements. We have hired our Interim Principal Financial Officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls; however, we do not have the resources, nor additional personnel, to provide sufficient monitoring and review controls over the financial reporting closing process.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Principal Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) occurred during the quarter ended December 31, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Interim Principal Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

On May 20, 2016, Mr. Oliver Bengough filed a Petition for Relief (the “Petition”) in the High Court of Justice, Chancery Division (the “Court”) against OCHL, OCL, KOKO UK and Mr. Ellin (collectively, the “Respondents”). In connection with the Petition, effective as of May 20, 2016, Mint Group terminated the Management Services Agreement with OCL pursuant to which Mint Group served as a contracted service provider to KOKO, a nightclub and live music venue “KOKO” in Camden, London (“KOKO”) owned by KOKO UK. Mr. Bengough claimed certain breaches of duty by Mr. Ellin in connection with the corporate operations of the Respondents, as well as a “deterioration” of the relationship between the parties. Mr. Bengough further claimed that his interests have been unfairly prejudiced by the conduct of the Respondents and the breakdown of trust and confidence between himself and Mr. Ellin. In connection with such termination, we demanded the resignation of Mr. Bengough (a significant stockholder of Mint Group) from the board of OCHL due to what we strongly believed to be performance and management concerns on behalf of Mint Group and its non-payment of certain funds. OCHL was formed by OCL’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of OCL, is a 50%-owned subsidiary of our Company and is the parent of OCL.

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

On September 22, 2016, Mr. Bengough entered into a Settlement Agreement (the “Settlement Agreement”) with the Respondents and Global Loan Agency Services Limited, as escrow agent (the “Escrow Agent”), relating to the Petition. Pursuant to the Settlement Agreement, the parties agreed (i) to terms of settlement in relation to all facts, matters and allegations raised by the Petition against the Respondents, including disputed liability under a Promissory Note, dated as of April 28, 2014 (the “Note”), pursuant to which OCHL and OCL were jointly obligated to us for the principal amount of $494,749 and accrued interest rate of 8%, (ii) for us to sell 48,878 ordinary shares and 2,750 deferred ordinary shares in OCHL (collectively, the “KoKo Shares”) to Mr. Bengough on the terms provided in the Settlement Agreement, (iii) to resolve certain ancillary matters arising from the past business dealings between Mr. Bengough and the Respondents, and (iv) to consummate the transactions contemplated thereunder and under certain related transaction documents (as defined below) (collectively, the “Settlement Transactions”).

As part of the Settlement Transactions, Messrs. Ellin and Bengough engaged BTG Financial Consulting LLP BTG (“BTG”) to carry out an independent expert valuation of the value of the ordinary shares in OCHL on the terms set forth in the engagement letter entered into by the parties (the “Valuation”). Upon the conclusion of the Valuation, among other things, (i) Mr. Bengough agreed to pay to us 50% of the value of the ordinary and deferred ordinary shares in OCHL minus £37,000, (ii) the Settlement Transactions would be consummated, and (iii) we would discharge the Note, without any further payment by Mr. Bengough or any other entity to Mr. Ellin, KoKo UK or us.

On November 24, 2016, BTG delivered its final report on the Valuation (the “Valuation Report”) to the parties and that its analysis yielded that the value of the ordinary shares of OCHL is £3,612,057, therefore entitling us to £1,769,029 (or 50% of the value) minus £37,000 (the “Final Sale Price”). On December 1, 2016, the Escrow Agent paid to us, via the funds deposited by Mr. Bengough, approximately $2.18 million as the Final Sale Price and the Settlement Transactions were automatically consummated (including our sale of the KoKo Shares to Mr. Bengough).

Our Management’s Strong Disagreement with the final Valuation Amount and Integrity of the Valuation Process

Based on events that have transpired leading up to the issuance of the Valuation Report and the information that was provided by Mr. Bengough and his affiliates to BTG, and in light of the other information and documents available to the Company (including the documents that were previously submitted by Mr. Bengough with the Court), our management strongly believes that Mr. Bengough and his affiliates failed to act in good faith in providing such information and documents to BTG and strongly disagrees that the Final Sale Price fairly represents an independent informed 3rd party valuation of the KoKo Shares (representing our ownership in KOKO).

In particular, we are investigating:

•      what caused BTG to lower the multiple of 8.5x, used in BTG's prior “final” valuation report provided to the parties on November 7, 2016 prior to the issuance of the final Valuation Report, to a final multiple of 5.5x and therefore, lowering the Final Sale Price by approximately £1.97 million (or approximately $2.45 million);

•       whether Mr. Bengough, his affiliates and/or other parties in any way pressured or otherwise improperly influenced BTG to lower the multiple between the time that the prior "final" valuation report was provided to the parties and the issuance of the final Valuation Report;

•       why the final Valuation Report did not account for, and the Final Sale Price is substantially lower than, Mr. Ellin’s good faith offer made to Mr. Bengough in 2016 to buy his 50% interest in OCHL for a purchase price of $4,000,000 (thereby valuating KOKO for at least $8,000,000), subject to execution of a definitive acquisition agreement and related due diligence review; and

•       why the final Valuation Report did not account for, and the Final Sale Price is substantially lower than, the $5.5 million good faith offer obtained by Mr. Bengough from an independent third party in November 2015 to purchase the KoKo Shares from the Company (thereby valuating KOKO for at least $11,000,000), as presented by Mr. Bengough to the Court in his sworn testimony in June 2016, as part of his injunction application.

Accordingly, our management is incredibly disappointed by the final Valuation amount and process and believes that the Valuation Report does not fairly present the value of KOKO (and the KoKo Shares). We are extremely disappointed by BTG’s efforts or lack thereof to verify the information presented to it and what it believes to be lack of good faith by certain parties.

In light of the above, we intend to pursue claims against (i) Mr. Bengough, his affiliates and officers and employees of OCL for (among other things) breaches of the Settlement Agreement arising from their involvement in the settlement process and lack of good faith efforts in providing information to BTG, (ii) BTG for (among other things) reckless disregard of material information, and therefore, whether the Valuation process should be invalidated entirely, and (iii) Hugh Doherty and Laurence Seymour, as former employees of Mint Group Holdings Limited and shareholders of OCL (from whom we purchased their interests in 2014 as part of the acquisition of the KoKo Shares), and any other parties that may have been otherwise involved in the Valuation process. We intend to further evaluate whether any of the parties to the Settlement Agreement or the Valuation process engaged in any other improper activity and/or were subject to a conflict of interests.

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

Issuance of Unregistered Securities

During the three months ended December 31, 2016, we entered into securities purchase agreements with certain accredited investors, pursuant to which we sold an aggregate of 50,000 units of our securities at a purchase price of $2.50 per unit for $125,000 in cash proceeds. Each unit consisted of one share of our common stock and a warrant to purchase 0.5 (one-half) share of our common stock, exercisable for a period of three years from the date of original issuance at an exercise price of $0.01 per share.

During the three months ended December 31, 2016, we issued 288,174 shares of our common stock valued at $480,962 to various consultants for services provided to us.

During the three months ended December 31, 2016, we issued 400,000 shares of our common stock upon exercise of 400,000 warrants at exercise price of $0.005 to $0.01 per share, resulting in net proceeds to us of $2,850.

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

On December 31, 2014, we converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to June 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and is currently in default. As of December 31, 2016 and March 31, 2016, $273,172 and $262,040 of principal, which includes $30,674 and $19,542 of accrued interest, respectively, were outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 28, 2014, among the Registrant, Loton Acquisition Sub I, Inc. and KOKO (Camden) Holdings (US), Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 2.1).
3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, Exhibit 3.1).
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant, dated as of September 1, 2016 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2016, Exhibit 3.1)
3.3	Bylaws of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010, Exhibit 3.2).
3.4	First Amendment to the Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 3.3).
4.1	Senior Promissory Note, dated as of April 28, 2014, issued by OCHL to JJAT (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 4.1).
4.2	Promissory Note, dated as of April 28, 2014, issued by OCHL to the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 4.2).
4.3	Form of Warrant to Purchase Common Stock, dated as of September 23, 2011, issued by the Registrant to Trinad Management, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011, Exhibit 10.1).
4.4	Promissory Note, dated as of April 2, 2012, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on August 15, 2012, Exhibit 10.3).
4.5	Promissory Note, dated as of June 21, 2012, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on August 15, 2012, Exhibit 10.4).
4.6	Form of Common Stock Warrant issued on November 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, Exhibit 4.1).
4.7	Form of Common Stock Warrant issued on December 19, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2015, Exhibit 4.2).
4.8	Form of Promissory Notes, dated as of May 13, May 23, June 17 and July 3, 2013 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2013, Exhibit 10.1).

4.9	Promissory Note, dated as of April 24, 2014, issued by Oliver Bengough to KOKO (Camden) Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.9).
4.10	Promissory Note, dated as of April 24, 2014, issued by Oliver Bengough to JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.10).
4.11	Form of Common Stock Warrant issued by the Registrant to certain investors on December 1, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2015, Exhibit 10.1).
4.12	Form of Senior Promissory Note, dated as of December 31, 2014, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.5).
4.13	Form of Senior Convertible Promissory Note, dated as of December 31, 2014, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.6).
4.14	Form of Amendment No. 1 to Senior Convertible Promissory Note, dated as of January 27, 2015, entered into between the Registrant and Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.7).
4.15	Form of Amended and Restated Senior Promissory Note, dated as of February 5, 2015, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015, Exhibit 10.8).
4.16	Form of Amended and Restated Senior Promissory Note, dated as of July 10, 2015, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 14, 2015, Exhibit 10.44).
4.17	Amendment No. 2 to Senior Convertible Promissory Note, dated as of April 21, 2016, entered into between the Registrant and Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 4.17).
4.18	Amended and Restated Senior Promissory Note, dated as of April 27, 2016, issued by the Registrant to Trinad Capital Master Fund, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 4.18).
4.19	Form of Common Stock Warrant with respect to warrants issued by the Registrant to certain accredited investors on June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015 and certain warrants issued by the Registrant to purchase an aggregate of 281,250 shares (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 4.19).
10.1	Share Purchase Agreement, dated as of February 13, 2014, among Alex Rutherford, KOKO (Camden) Limited and certain Guarantors (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.1).
10.2	Share Sale Agreement, dated as of February 13, 2014, among Hugh Doherty, Laurence Seymour, KOKO (Camden) Limited and certain Guarantors (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.2).
10.3	Shareholders Agreement in Relation to Obar Camden Holdings Limited, dated as of February 12, 2014, among Oliver Bengough, KOKO (Camden) Limited, Robert Ellin, Obar Camden Holdings Limited and Trinad Capital Master Fund Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.3).
10.4	Deed of Reimbursement, dated February 2014, among KOKO (Camden) Limited, Alex Rutherford, Oliver Bengough, Hugh Doherty, Laurence Seymour and Mint Group Holdings Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.4).
10.5	Deed of Subordination, dated February 2014, among Alex Rutherford, Hugh Doherty, Laurence Seymour, KOKO (Camden) Limited, Trinad Capital Master Fund, Ltd. and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.5).
10.6	Variation to Shareholders Agreement, dated as of April 24, 2014, among Oliver Bengough, KOKO (Camden) Limited, Robert Ellin, Trinad Capital Master Fund LTD, Obar Camden Holdings Limited, Obar Camden Limited, JJAT Corp. and the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.6).
10.7	Share Purchase Agreement, dated as of April 24, 2014, relating to certain shares of Obar Camden Holdings Limited between JJAT Corp and Oliver Bengough (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.7).
10.8	Share Charge, dated as of April 24, 2014, in respect of Ordinary Shares of Obar Camden Holdings Limited between Oliver Bengough and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.8).
10.9	Reimbursement Agreement, dated as of January 29, 2014, between the Registrant and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.11).
10.10	Letter re Termination of Reimbursement Agreement, dated as of April 25, 2014, between the Registrant and JJAT Corp. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.12).

10.11	Contribution Agreement, dated as of April 24, 2014, between JJAT Corp. and KOKO (Camden) Holdings (US), Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.13).
10.12	Form of Director/Officer Indemnification Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2014, Exhibit 10.14).
10.13†	Form of Restricted Stock Grant Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.4).
10.14†	Form of Advisory Board Consulting Agreement (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.5).
10.15	Form of Consulting Agreement between the Registrant and a consultant to the Registrant (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 21, 2013, Exhibit 10.6).
10.16	Form of Note Extension Agreement, dated as of July 15, 2013 entered into in connection with those that certain Promissory Note, dated as of April 3, 2012, and that certain Promissory Note, dated as of June 21, 2012, each between the Registrant and Trinad Capital Master Fund Ltd. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2013, Exhibit 10.2).
10.17†	Management Agreement, dated as of September 23, 2011, between the Registrant and Trinad Management, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2011, Exhibit 10.2).
10.18	Forbearance Agreement, dated as of October 30, 2014, between the Registrant, Olly Bengough, Robert Ellin and JJAT (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014, Exhibit 10.1).
10.19	Assignment Agreement, dated as of March 4, 2015, between LiveXLive, Corp. and Bulldog DM, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2015, Exhibit 10.1).
10.20	Form of Subscription Agreement, dated as of June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015, between the Registrant and certain accredited investors (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 10.20).
10.21†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. and Schuyler Hoversten (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 10.21).
10.22†	Employment Agreement, dated as of October 6, 2015, between the Registrant and Blake Indursky (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015, Exhibit 10.22).
10.23†	The Registrant’s 2016 Equity Incentive Plan.
10.24†	Form of Director Option Agreement under 2016 Equity Incentive Plan.
10.25†	Form of Employee Option Agreement under 2016 Equity Incentive Plan.
10.26	Settlement Agreement, dated as of September 22, 2016, among Mr. Oliver Bengough, Obar Camden Holdings Limited, Obar Camden Limited, KoKo (Camden) Limited, Robert S. Ellin and Global Loan Agency Services Limited, as escrow agent.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTON, CORP

Date: February 13, 2017	By:	/s/ Robert S. Ellin
Robert S. Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ David R. Wells
David R. Wells
Interim Principal Financial Officer (Interim Principal Accounting Officer)