Form 10-K
period 2017-03-31
LOTON, CORP
filed 2017-06-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2016, was approximately $93,544,000. For the sole purpose of making this calculation, (i) the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and (ii) in light of the very limited trading of the registrant’s common stock, such aggregate market value was determined based on the then most recent price per share at which the registrant last sold its common stock in a private placement during the six months ended September 30, 2016.

As of June 9, 2017, the registrant had outstanding 108,082,599 shares of common stock, $0.001 par value.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the U.S. federal securities laws, which involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors.”

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. These statements include, but are not limited to, statements regarding:

●	our ability to identify, acquire, secure and develop live music and music-related video content from Content Providers (as defined below) and to distribute or otherwise exploit such content on our platform;

●	our ability to attract and retain users through our content and platform engagement strategies and ultimately establish a subscription-based revenue stream;

●	our ability to continue to expand and develop our content and platform, including through future acquisitions of businesses or assets;

●	our ability to utilize our technology and the LXL App to stream our content and leverage other aspects of our operations;

●	our ability to integrate certain operating assets of Wantickets (as defined below) and other companies we may acquire in the future;

●	our belief that our management team’s relationships with Content Providers and Industry Stakeholders (as defined below) provide us a competitive advantage;

●	our belief that the costs of acquiring our content will be at substantially lower, cost-effective price points relative to other content;

●	our belief that the demand for live music and music-related video content and the global music community will grow substantially and quickly;

●	our ability to produce original programming in-house through LXL Studios and future acquisitions; and

●	our ability to execute our monetization strategies, including subscriptions, advertising, sponsorships and e-commerce.

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report. You should read this Annual Report and the documents that we filed as exhibits to this Annual Report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements by these cautionary statements.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Market and Industry Data

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Trademarks, Service Marks and Trade Names

This Annual Report contains references to our trademarks, service marks and trade names and to trademarks, service marks and trade names belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names, service marks or trademarks or any artists’ or other individuals’ names to imply a relationship with, or endorsement or sponsorship of us by, any other companies or persons.

PART I

Item 1.	Business

Unless the context requires otherwise or unless otherwise stated, references to “our Company,” “Loton,” “LXL,” “LiveXLive,” “we,” “us,” “our” and similar references refer to Loton, Corp and its consolidated subsidiaries, including LiveXLive, Corp., our wholly-owned subsidiary (“LXL”), and LiveXLive Tickets, Inc., our wholly-owned subsidiary (“LXL Tickets”), in each case giving effect to our recently completed acquisition (the “Wantickets Acquisition”) of certain operating assets of Wantickets RDM, LLC (“Wantickets”), which occurred on May 5, 2017.

Our Company Overview

We are one of the world’s only premium internet networks devoted to live music and music-related video content. We intend to fill a market void by becoming a central content, information and transaction hub for music consumers and industry stakeholders, including agents, managers, distributors, producers, labels, publishers, advertisers, and social influencers (collectively, “Industry Stakeholders”), around the world. We are geared for the digital generation, and our mission is to bring the experience of live music and entertainment to internet users by delivering live streamed and on demand content to nearly any internet-connected screen. Our goal is to become a leading destination for premium music video content on the internet by continuing to aggregate and create our content, including through strategic acquisitions. We are also building a proprietary engagement platform that we believe will attract and retain users, which we believe will allow us to collect valuable user data and monetize our growing content library through subscriptions, advertising, sponsorships and e-commerce.

Since our launch in 2015, we have sought to become the singular online destination for music fans to enjoy premium live performances from music venues and leading music festivals around the world as well as premium original content, artist exclusives and industry interviews. We have live streamed music festivals such as Rock in Rio, Outside Lands Music and Arts Festival (“Outside Lands”) and Hangout Music Festival, and our platform has featured performances and content from over 170 of the most popular artists in various music genres, including Rihanna, Katy Perry, Metallica, Duran Duran, Radiohead, Chance The Rapper, Bruce Springsteen, Major Lazer and Maroon 5. We have successfully distributed such content through our online platform and major third-party distributors such as MTV International, AOL and Complex Media.

Our content strategy includes continuing to aggregate live and on demand performance (e.g., on stage sets) and non-performance (e.g., behind the scenes, interviews) music-related video content from festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (“Content Providers”); acquiring and producing original music-related video content; and curating existing online premium content. In addition to acquiring and/or partnering with third-party Content Providers, our digital studio, LXL Studios, will develop and produce original music-related video content, including digital magazine-style news programming and original-concept digital pilots and documentaries.

Our platform engagement strategy is to build a compelling online experience for our users, anchored by a pioneering website and our custom mobile application, the “LXL App”. Our platform engagement strategy is to build a compelling online experience for our users, anchored by a pioneering website and our custom LXL App. The LiveXLive platform will offer access to some of the world’s leading music festivals and events with multi-day and simultaneous multi-stage coverage, unique concerts, intimate performances and premium programming. It will be fueled by our custom LXL App, which we believe will drive 24/7/365 user engagement and data that we will be able to convert to earnings and cash flow through multiple potential revenue streams. We intend to initially release the first version of the LXL App during summer 2017 on the iOS operating system in anticipation of Rock in Rio 2017. We plan to release the Android version of the LXL App and Apple TV, Roku and Amazon Fire TV LiveXLive applications later in 2017.

By executing the above strategies, we are creating a platform that is dedicated to live music and has the breadth and depth of content to reach and be relevant to a global audience of all ages.

Our Opportunity

We believe there is significant unmet demand for experiencing live music, musical performance video on demand and related content online. For example, there is a large market for live music events worldwide with an estimated $19.6 billion in live music industry revenue in 2016 (IBISWorld), with more than 2,000 music festivals worldwide, and over 10 million people attending ten of the top festivals in 2016 alone. In 2015 and 2016, on average almost 80,000 people attended each day of the Rock in Rio music festivals in Rio de Janeiro and Lisbon. In addition to festivals, there are thousands of live music performances that occur nightly in large and small venues such as arenas, theatres, clubs, bars and lounges. Due in part to a combination of costs, logistics, event capacity and publicity, the attendance at any one festival or live event is a fraction of the total potential audience for that content. For example, while almost 100,000 people attended Coachella in 2016, the live stream garnered over 9 million views. This demonstrates the potential demand for online viewership of live music events. We believe there is currently no centralized platform dedicated to online streaming of live music and music-related video content. We intend to fill this market void by executing each component of our business approach.

Our Growth Strategy

We intend to pursue the following core growth strategies:

●	Grow Our Live and On Demand Content Library. In order to continue to grow our content base, we will strategically acquire the digital rights to live music events, concerts, and festivals, acquire existing content, partner with Content Providers and create custom premium content. Most recently in March 2017, we entered in to a content license agreement to broadcast and distribute JBTV’s extensive content library, and in April 2017, we acquired the exclusive broadcast and distribution rights to Hangout Music Festival’s live broadcast. JBTV is a leading source of music programming for the past 30 years, which includes over 2,500 hours of Emmy and Billboard award winning music and media content. Hangout Music Festival is an annual three-day music festival in Gulf Shores, Alabama, which was held in May of this year and had approximately 45,000 people in attendance per day. We will seek to acquire and/or license existing libraries of live content in order to capitalize on underutilized existing live content assets. We intend to collaborate with Content Providers to provide our users with access to ever-growing new and relevant premium content. Our recently launched LXL Studios will also create synergistic, complementary, short-form original content that will further enhance our user experience and deepen our relationship with our users and Content Providers.

●	Pursue Strategic Acquisitions. We intend to continue expanding our business in part through strategic acquisitions in markets where we see opportunities to grow our brand and revenues, which will ultimately expand the reach of our network. We have an active program for identifying and pursuing potential acquisitions of companies and content. We will continue to utilize a “buy and build” strategy and to use the operations of LiveXLive and our talented management team as the overall infrastructure to which we will add more companies and assets. For example, in May 2017, we acquired certain operating assets of Wantickets, a branded leading online nightlife, electronic dance music and event ticketing company in North America that is designed to promote ticket sales for live events. This acquisition will allow us to expand the reach of our content and build our subscription model by utilizing Wantickets’ large database of ticket buyers to live music events. Similar to our acquisition of Wantickets, we will continue to identify businesses and assets that we believe will accelerate the growth of our vertical markets through strategic acquisitions.

●	Expand our Reach. We will continue to identify distribution partners in territories across the world that will benefit from sharing our programming on mutually beneficial terms. We will also seek to exploit the potential of previously under-monetized live music content and underexposed genres of music beyond the most popular through online distribution. We will also continue to expand our global footprint through partnerships and organic growth in markets where we see opportunities to grow revenues and expand the reach of our network.

●	Programming Premium Content. We believe users value personalized offerings of both premium existing and new content. We believe that the following three components will drive our programming success: (1) investment in original content and gaining a stronger foothold in production; (2) building scale and aggregating content to maintain a differentiated way for our users to access live music; and (3) utilizing data analytics to complement editorial approaches. We will utilize programming and curation as a driver for our platform as great programming is valuable to both our users and our financial performance.

●	Expand Our Monetization Opportunities. The growth of digital formats and the expansion of our user base will continue to produce new means for the monetization of our increasing premium and unique content. We believe that our network will deliver large-scale audiences and engagement, while concurrently providing a monetization model that is commercially viable and scalable. We anticipate being capable of increasingly realizing the value of our various revenue streams across our distribution, partnerships, advertising, sponsorship, e-commerce merchandising and ticketing opportunities. Potential revenue streams include but are not limited to the following:

●	Subscription, SVoD and PPV: Various types of premium content will lend themselves to different monetization opportunities. We plan to take advantage of our growing premium content by offering different methods of user access, such as subscription-only content, subscription video on demand (“SVoD”) across our entire platform, pay-per-view (“PPV”) for special events or groups with strong fan bases and virtual reality for certain premium content. We also plan to launch a number of LiveXLive proprietary concepts such as digital festivals and digital residencies. See below under “Business — Our Approach and Business — Content Aggregation — LXL Studios and Original Content — LiveXLive Original Live Events.”

●	Advertising and Sponsorship: We believe that the ability to monetize our growing content library will improve over time as we drive users and engagement across current and emerging distribution channels. We will also continue to drive growth in our sponsorship and advertisings relationships, together with our focus on expanding existing partnerships, to provide them with targeted strategic programs, leveraging our increasing user base.

●	E-Commerce: Through our LiveXLive ecosystem, we plan to sell artist merchandise, tickets to upcoming shows, VIP packages, fan club access and more, all of which will be focused on a global captive audience of music fans on our platform.

●	Data: We expect to capitalize on an expansive user database we will build as our content offerings and user base grow. For example, our recent acquisition of Wantickets provides the opportunity to expand the reach of our content and build our subscription model by utilizing Wantickets’ large database of ticket buyers who consume live music events.

Through the combination of these monetization strategies and acquisitions, we hope to create a music network with the breadth and depth of content to have global relevance, fueled by our LXL App, to drive user engagement and data that we can convert to earnings and cash flow through the multiple revenue opportunities.

Our Approach and Business

We are a global media company focused on producing and distributing live music and music-related video content around the world. Our approach is rooted in satisfying what we believe is a growing worldwide appetite for a centralized portal for such content. Live music and music-related video content is offered through myriad platforms, brands and forms. As a significant portion of consumers increasingly move from traditional platforms to digital and online platforms for consumption of pre-recorded music, sports and film and television, we believe the same shift will occur with respect to live music and music-related video content. Industry Stakeholders are continuously seeking avenues to expand their audience and generate additional revenue. We believe we are at the nascent stage of a revolution in live music content consumption that will mirror the growth of live sports consumption, and we aim to be at the very center of that revolution by offering a centralized hub of live music and music-related video content, available on nearly any internet-connected device, with subscription, advertising, sponsorship and e-commerce opportunities.

We have focused on the most well-known, premium live music events around the world. Our online platform offers access on nearly any internet-connected screens to some of the world’s leading music festivals and live music events, with multi-day, multi-stage coverage, unique concerts, intimate performances and cutting-edge programming. We feature all popular genres of music, including rock, pop, indie, alternative, hip-hop, R&B, electronic dance music and country, as well as less popular genres, and performances from both headliners and emerging artists from around the world. We deliver content through a strategic relationship with Verizon Digital Media Services (“VDMS”) and have contracted with major distributors to help build the LiveXLive brand and user audience. We believe the power of music touches nearly every person on the planet; we have successfully streamed high definition quality live feeds of performances from over 170 of the biggest artists in the world to fans in more than 100 countries. As of March 1, 2017, views of LiveXLive content were in the tens of millions.

As we establish the key components of our premium live music and music-related video network, we plan to execute all stages of a full network life-cycle, including aggregating, producing, directing, promoting, curating and distributing music and music-related video and live music “lifestyle” content that we will distribute on our online platform. We also intend to acquire and/or produce, along with our Content Providers, curated original programming and original-concept pilots for music-related content. We believe this will further engage our user base and allow us to collect and analyze data instrumental to further monetization and generation of additional revenue streams.

To become a centralized hub for live music and music-related video content, we plan to execute the following interconnected components of our business as shown below: Content Aggregation; Technology Development; Marketing and Distribution; Platform Engagement; and Data Collection.

Content Aggregation

We operate on the basis that “Content Is King” and seek to aggregate thousands of hours of premium, professionally produced, curated, innovative, immersive and experiential music-related video content that can be enjoyed live and on demand around the world. Some of our most compelling content is performance content captured at the world’s leading music festivals, clubs, events, concerts and venues. Furthermore, each of these music events presents opportunities to capture unique non-performance content that showcases the culture surrounding live music events, including fashion, food, and lifestyle from local, national and/or international vantage points such as on the red carpet, in dressing rooms or from other places customarily off-limits to anyone but VIPs are artists. We will feature performance and non-performance content side-by-side with original content produced by LXL Studios, which programming will cover news, comedy, reality, drama and more.

Live music and music-related video content can be acquired and/or produced at costs lower than that required for comparable exclusive premium video content in other genres. For example, during one day of a music festival, participating artists perform at a single venue, allowing us to produce the live performance content at marginal costs; a single day should provide over eight hours of live performance music content per stage. When artists are not performing during the music festival, we intend to capture artist interviews and other premium non-performance content in a cost-efficient manner. Furthermore, at music clubs and indoor venues, we will be able to deliver additional performance and non-performance content at a low cost on a daily basis using the Venue Production Studio System. In addition, we will have the capability to curate free content provided by third-party sources such as talk shows and artists and host such content on our platform. When our performance content, non-performance content and original programming are combined, we believe our content costs will be at a substantially lower, cost-effective price point to provide a competitive advantage versus other providers of premium content.

We have devised a content aggregation and development strategy focused on the following types and sources of content: Live Events (e.g., performance and non-performance), Catalog, LXL Studios (original), Co-branded/Partner Channel programming, and Curated.

Live Events

●	Festivals. We aim to partner with leading music festival brands in the live music industry and have partnered with several of the leading music festival brands, including Rock in Rio, Outside Lands and Hangout Music Festival. Thousands of music festivals and live music events are held each year. We will continue to actively identify and partner with a diverse group of festival Content Providers to maintain consistent levels of both performance and non-performance content throughout the year. Generally, we aim to enter into long-term agreements with the festival organizers, ranging anywhere between one to five years, depending on popularity, fan appeal and other factors.

A sample of our most popular festivals include:

●	Rock in Rio (Rio de Janeiro, Lisbon, Las Vegas) — We entered into a distribution agreement in 2015 with Rock in Rio, one of the largest, most prominent music festivals in the world having been in existence for over 30 years. For 2017 and 2018, we possess the exclusive digital distribution rights, including live streaming and VoD, throughout the world, excluding China, Brazil and the host country of that particular iteration of Rock in Rio. We will also serve as Rock in Rio’s media partner for all third-party requests for cable, television broadcast, digital, satellite, radio, virtual reality, VoD and live streaming requests. A sample of artists that we have streamed from Rock in Rio events include: Katy Perry, Rihanna, Metallica, Bruce Springsteen, Maroon 5, Elton John, Rod Stewart, Avicii, One Republic and John Legend. In partnership with Rock in Rio, we also broadcasted the Amazonia Live concert from the Amazon Rainforest’s Rio Negro on August 27, 2016. As part of the viewing experience, we directed viewers to donate funds to the reforestation effort to aid Rock in Rio in their successful goal of planting one million new trees in the rainforest.

●	Outside Lands Music and Arts Festival (San Francisco) — We entered into an agreement with OSL Partnerships, LLC (“OSL”) granting us the exclusive right to broadcast, distribute and promote Outside Lands via live stream, as well as broadcast video on demand and television broadcast rights, which OSL may sell if they procure a deal prior to us broadcasting on television. We have the right to distribute created content on our network, as well as the right to sub-license to third-party sites. Outside Lands is a music festival located in Golden Gate Park in San Francisco, CA, which will take place in August 2017. The festival features all genres of music with the 2017 lineup to be headlined by The Who, Metallica, Gorillaz, Lorde and A Tribe Called Quest, among others. LiveXLive has streamed from Outside Lands include performances from Radiohead, Duran Duran, Chance the Rapper, Third Eye Blind, Lionel Richie, LCD Soundsystem, Major Lazer and Mike Snow among many others.

●	Hangout Music Festival (Gulf Shores, Alabama) — In April 2017, we entered into an agreement for the exclusive broadcast and distribution rights across virtually all platforms to one of the summer’s major music festivals. Founded in 2009, the Hangout Music Festival (commonly referred to as Hangout Fest or Hangout) is an annual three-day music festival held at the public beaches of Gulf Shores, Alabama. Previous headliners included Foo Fighters, Zac Brown Band, Beck, The Black Keys, The Killers, OutKast, Kings of Leon, Tom Petty & The Heartbreakers, Stevie Wonder, Jack White, Red Hot Chili Peppers, and Dave Matthews Band. The May 2017 event will be headlined by Frank Ocean, Mumford & Sons, Chance The Rapper and Twenty One Pilots.

●	Clubs and Venues. We are able to stream live performances around the world on our platform on a daily basis from popular nightclubs and concert venues. We have entered into content licensing, broadcasting and/or distribution agreements with elite nightclubs and concert venues, including many of the industry’s leading properties. These nightclubs and concert venues could yield a substantial amount of raw performance content in a single year. In addition, we plan to install our Venue Production Studio System at similar nightclubs and concert venues to enable us to capture this content and share it with our users at relatively low costs to us. Generally, we aim to enter into long-term agreements with the owners of the nightclubs and other concert venues, ranging anywhere between one to five years depending on the popularity and other factors.

A sample of our clubs and venues include:

●	TAO Group — We own the exclusive rights to broadcast live performances from Marquee, TAO and Lavo Nightclubs in Las Vegas, for a period of 5 years. These include rights to film, broadcast and distribute footage from musical and special events, DJ shows, concerts, behind the scenes footage and promotions and events series produced by the TAO Group in Las Vegas. The TAO Group will provide production infrastructure in venue as well as transmission and encoding services to deliver the broadcast signal and feed for distribution on our platform. The TAO Group operates some of the most iconic nightclubs in Las Vegas and have been home to some of the most popular and successful electronic dance music (“EDM”) artist performances and residencies.

●	E11EVEN — We own production and streaming rights from 11 USA Group, the owners of E11EVEN, a popular nightclub located in Miami, Florida, to live-stream select concerts, DJ shows, and other lifestyle events from the club’s 25,000 square foot venue. We also own the rights to live stream 11 USA Group’s events across the globe. E11EVEN hosts performances from top acts in pop, electronic and hip-hop music, including Nicki Minaj, Drake, and Miguel, among many others.

●	Exchange LA — Pursuant to our agreement with Exchange LA, a 25,000 square foot nightclub comprising a four floor building in downtown Los Angeles home to widely recognized EDM artists, we will assist Exchange LA to produce and distribute select live music performances on our network. We have also collaborated with the management of Exchange LA to both lead the expansion of our EDM Club Network (an EDM-specific channel within our network), as well as to create a permanent, turnkey, replicable and scalable production and streaming technology solution to be installed at venues within our network based on Exchange LA’s proprietary infrastructure at its club in Los Angeles.

●	Artist Tours. We will identify and partner with concerts and/or tours featuring both popular and emerging artists who wish to extend the experience of their brand and content to viewers across markets or in markets such tours may never reach.

●	Companion to Live Music Events. We plan to produce additional content ancillary to the content customarily captured from live events that we feel would resonate with our users, including:

●	Highlighting various important social causes relating to music (e.g., deforestation in the Amazon rainforest for Rock in Rio)

●	Behind the scenes

●	Lifestyle and culture

●	Tour/venue information

●	Video “podcast” featuring news, artist interviews, editorial commentary and local events

●	Award Shows. We will identify music award shows that are seeking to extend the reach of their content. These shows feature increasingly popular performances and sometimes pair major artists together to create unique performances that cannot be seen or heard outside the award show format. Aside from attracting high-profile artists for such performances, award shows are prime for social media events and similarly generate publicity and marketing across news media, which contribute to our overall marketing and content goals.

Catalog Content

We have acquired, and plan to acquire in the future, distribution rights to certain libraries consisting of classic archived content, including concert footage, festival footage, interviews and documentaries as evidenced by the recent JBTV transaction, which has not only increased our overall content offerings, but also allows us to target-market users already using our online platform for their favorite live music video content, deepening and engaging our user base.

LXL Studios and Original Content

Our LXL Studios will produce scripted and unscripted programs, as well as branded entertainment campaigns focused on a variety aspects of live music event culture, including art, food, fashion, film, sports, politics and travel. We believe there is currently no network in place that is dedicated to providing these stories from a raw, live, experiential and global perspective. As the market for this type of content in the digital content space grows, we will continue to invest in LXL Studios and the creation of original content programming. We aim to create compelling, high-quality LXL Studios programming that will be distributed through our network and eventually exclusively on the LiveXLive platform, which we believe will increase subscriptions and user retention.

We expect to launch and strategically position our music magazine-style live news show similar to popular sports and entertainment daily news shows, tentatively titled “LiveZone”. LiveZone will act as the flagship for the LiveXLive platform and feature as-it-happens coverage, news on live music events and in-depth artist bios and interviews, as well as music-related “lifestyle” topics. LiveZone’s anchors and on-location correspondents from major cities and events around the world and will include social media influencers and popular music programming hosts whose respective fan bases will bolster overall viewership and user engagement with the LiveXLive platform. We intend LiveZone to be a guide to the world of live music one segment at a time. Ultimately, we expect LiveZone to fuel the daily viewership of the platform similar to the way other daily sports and entertainment news shows have anchored their respective network’s daily programming.

We plan to produce the following content within our LXL Studios division in collaboration with our production partner Big Boots, one of the first studios dedicated to incubating, launching and monetizing engagement platforms:

●	Scripted and Unscripted Shows. Our slate of expected original content web series shows includes content in news, comedy, reality and more. We expect to produce 10 to 12 shows each year. In 2017, we are currently developing and producing original pilots and documentary series with the slate expanding in 2018 and beyond. The following titles and are currently entering pre-production:

●	Scripted:

●	Pawn Shop: a show about two girls, starring Amanda Cerny, who manage a pawn shop full of musical instruments and regularly break into song with their customers.

●	Sycamore: a show about a band which moves into a Hollywood apartment complex populated with eccentric hopefuls; the band quickly discovers that the mysticism, glamour and magic of the complex is not only in their heads.

●	Unscripted:

●	MainStagers: a show taking music fans inside the biggest music festivals through the eyes of a group of superfans.

●	Autotune: A Love Story: an in-depth documentary on the origins, usage, and pervasive nature of auto-tune in song recordings and live performance.

●	Acquired Content. In addition to producing original content, LXL Studios will look to acquire new and existing third-party-produced content that will appeal to our users, including third-party development ideas for new content. We plan to acquire content within the following categories, among others: scripted, reality, music and performance, interviews and behind the scenes, films and documentaries, and user generated content.

●	LiveXLive Original Live Events. We plan to produce and develop original live performance content created uniquely for LiveXLive, including the following:

●	Digital Festival. The Digital Festival will reinvent the traditional music-festival model by removing the physical boundaries of the venue and extending the experience to a global audience. Similar to the way the 2005 “Live 8” series of live performances and concerts were broadcast on traditional media across the globe in a single day, the Digital Festival will allow users to experience a multi-artist, venue-agnostic, digital concert experience available on any internet-connected screen. This will remove substantial logistical costs associated with physical festival budgets, including production and infrastructure. Thanks to modern streaming technology, we can engage artists to perform from most venue types or even from their personal residences, which we can schedule in sequence to create a festival-type experience.

●	Digital Residency. Artists who may not have the desire to embark on a large-scale tour are sometimes intrigued by the concept of a localized residency. Residencies appeal to artists, both big and small, who want to stay relevant to their fans, but may not have the ability, financing or desire to perform on tour. We will offer artists a “Digital Residency” at a digital venue, the LiveXLive digital platform, which offers artists the opportunity to generate additional revenue from existing fan bases by performing live to fans all around the world at the convenience of the artist. This is a blank canvas for artists to create new and exciting ways to connect with their fans in real-time, whether through live performance, rehearsal coverage, inside looks on the songwriting or live question-and-answer sessions.

Partner and Co-Branded Channels:

Using our technology and the strength of our LiveXLive brand and outreach, we plan to offer Industry Stakeholders the opportunity to host their entire content library on our platform in the form of individual co-branded channels, thereby offering them a fully-serviced digital asset. We believe Industry Stakeholders can benefit and monetize a substantial portion of their existing live music video content by distributing such content on branded channels on the LiveXLive platform. We intend to provide artists and labels a new revenue opportunity similar to what Spotify and Pandora have done for audio rights. In addition, we believe this strategy will ensure that potential key Industry Stakeholders do not view us as a direct competitor, but rather as a trusted partner. We will also continue to look to find other creative ways to incentivize distribution of third-party content on our network.

Curated Content:

We consider there to be a substantial amount of live music-related video content available on the internet that is not currently well-marketed or monetized by their creators. The LiveXLive platform will feature publicly available performance and non-performance content created by third-party sources, carefully curated by LiveXLive. The constant flow of new and exciting content will ensure the network is continually fresh and current with music trends. We believe there are substantial opportunities for curated content given the sheer volume of content generated and uploaded to the internet every day.

Technology Development

Technology is a key component of the LiveXLive network that brings our ecosystem to life for both users and our Content Providers. We currently deliver our viewer experience through an HTML-based website compatible with most major web browsers (e.g., Chrome, Safari, Internet Explorer) and operating systems (e.g., Windows, MacOS, iOS, Android). LiveXLive, in conjunction with third-party technology developers, is building a pioneering technology stack for delivering our content to users on nearly any internet-connected screen. Our developers bring extensive experience building technology solutions for the leading media companies of the world, including the design of live and VoD workflows, the video content management system and delivery of content on mobile, over-the-top (“OTT”) and desktop clients.

We intend to deliver a user experience that will be platform and operating system agnostic and available on nearly any internet-connected screen. We are currently developing the LXL App, which we intend to release initially on the iOS operating system in the summer 2017 in anticipation of Rock in Rio 2017. We plan to release the Android version of the LXL App and Apple TV, Roku and Amazon Fire TV LiveXLive applications later in 2017. We are also in the process of finalizing our OTT strategy, which we expect will result in the release of a custom OTT application that will be available on all OTT platforms and consoles. We believe our full-service, delivery-to-distribution back-end will allow us to capitalize on monetization opportunities and is the first step in creating a digital supply chain for live music and music-related video content.

We have also contracted with VDMS to provide us with software, encoding, streaming, cloud storage and delivery services. VDMS’s digital media platform is a single, end-to-end solution that can prepare, deliver, display and enable the monetization of online content. VDMS takes our digital content and helps turn it into instantly gratifying experiences. VDMS brings together world-class technology to prepare, deliver and display content, so our users can watch and enjoy our content on their terms. VDMS’s next-generation platform helps us reduce the challenges and pressures of meeting today’s user expectations of instantaneous, always-on, seamless and secure digital experiences by taking care of our infrastructure and workflow needs.

The Wantickets system is hosted on Amazon Web Services, which provides flexibility we need to handle traffic spikes and the simplifies our IT management and disaster recovery tasks. In load testing, the system has been able to handle approximately 10,000 orders per minute.

Marketing and Distribution

Our brand and content marketing and distribution efforts will focus on third-party distributors, individual artist and social media promotion, traditional media outlets and social-viral events. Given that our content appeals to a diverse user demographic spanning a variety of music genres, we plan to customize our campaigns to best suit the need of our Content Providers and potential advertising partners. We will also continue to share our own, music-related video content and updates with our users, together with targeted posts on our social media networks on Snapchat, Facebook, Instagram and Twitter.

Marketing and distribution of our content and brand will be integral to our business and the execution of our platform engagement, data collection and monetization strategies. We believe we can achieve this initially by leveraging the reach of major distribution platforms in a way similar to our success with past distribution through major third parties such as MTV International, Complex Media and AOL. For example, our co-distribution agreement with AOL for Rock in Rio 2015 resulted in a total of nearly 180 million social impressions, which does not include any social impressions following the live broadcast. We believe we will continue to reach a substantial number of consumers through these and other distribution partners utilizing their platforms. We will also partner with major mobile carriers and web and broadcast distributors to drive distribution and viewership of LiveXLive and LXL Studios branded content.

We have engaged artists and social influencers to conduct marketing on their own social media and other marketing platforms. For example, individual artists such as Rihanna at Rock in Rio 2015 and Avicii at Rock in Rio 2016 promoted our live stream to their massive and dedicated fan bases. We have also partnered with three prominent social media influencers: Amanda Cerny, Andrew B. Bachelor (also known as “King Bach”) and Jake Paul. These social media influencers feature a combined audience of over 70 million followers who are engaged and interested in music. In May 2017, Amanda Cerny launched her first LXL Studios series of comedy shorts with King Bach as a guest star. The three-episode series promoting LiveXLive in advance of Hangout Music Festival and the summer festival season garnered nearly 900,000 views on LiveXLive’s Instagram. In May 2017, Amanda Cerny’s daily Instastories (short-form temporary videos on Instagram) drove over 75,000 unique viewers to the LiveXLive platform to view Hangout Music Festival. In June 2017, we live streamed on our platform the exclusive broadcast of the first ever live on-stage performance of Jake Paul’s hit hip-hop song “It’s Everyday, Bro,” which debuted at #2 on iTunes. Exchange LA, our venue partner, hosted the surprise sold-out performance. Amanda Cerny, King Bach and Jake Paul have recently collaborated on social media-based promotions designed to drive fan participation, including offering fans to join the three of them on a private jet from Los Angeles to San Francisco to enjoy Outside Lands. We believe this type of direct marketing is invaluable as we continue to expand our brand.

Furthermore, as a result of our acquisition of certain operating assets of Wantickets, we will utilize its large engaged social following, with more than 170,000 followers focused on the nightlife category and over 135,000 unique emails in its marketing database. Wantickets builds relationships between leading social media influencers and everyday users to evoke authentic marketing while working towards automating a personalized experience.

We will also employ advertising across traditional media outlets. For example, under our agreement with KAOS Connect, we will receive advertisement placements in select theaters within Screenvision’s network of approximately 14,500 screens. This up-front-and-center advertising will reach captive theater patrons viewing marquee films, in advance of an exclusive theatrical event highlighting LiveXLive and our premium content.

Finally, content captured at live events can also become viral and provide unique marketing opportunities for our brand. For instance, while performing at Rock in Rio 2015, Katy Perry brought on stage an overly affectionate fan from the audience. The resulting exchange became international news, garnering placement on popular entertainment news shows and the upload of videos related to the incident on YouTube in the tens of millions. These videos depict our LiveXLive logo with over 10 million views on YouTube. This incident illustrates the power that live content has to create free, self-perpetuating and potentially profitable forms of marketing.

Platform Engagement

We are designing our custom platform with interactive features that will enhance the live music experience and, when combined with our platform’s functionality and unique features, will create an immersive digital experience in and of itself. We believe the combination of the intuitive, modern LiveXLive user interface and cross-platform capabilities will be instrumental in creating a deeply engaging, personally-tailored central hub for live music and music-related video content, particularly for those users who are otherwise unable to attend live events in person. Our aim is to also include options for artist fan club membership, merchandise, ticketing, VIP packages and other offerings to further solidify users’ affinity toward our platform and their interests.

On our platform, users will be immediately greeted with a main viewing window featuring the most current content and multiple sub-windows that highlight additional stages, venues, events and our other content. Users will be able to move seamlessly, at the swipe of a finger, from stage to stage and venue to venue, to enjoy our content, creating a personalized viewing environment. By creating this free-flowing user experience, the platform will encourage users to connect with others to share their individual experience, further deepening social interaction and platform engagement.

LiveXLive currently runs on a responsive HTML-based website that has been developed to work across browsers on nearly any internet-connected screen. The website’s landing page includes a featured playback window used for the most relevant content. The remainder of the page features video content that is updated regularly and covers a full spectrum of music genres. As our content library and user data grows, this featured playback window will be individually tailored to a user’s preferences and interests. We intend to add video, display and other advertising to the website to generate additional revenue. We will work with our developers to continue to add and tweak features based on internal and external feedback.

The LXL App will include live video streaming, VoD, push notifications, festival-, venue- and original content-specific functionality, Google Ads capability, digital rights management (e.g., geo-blocking), capability to display time-shifted content and enhanced functionality that will support social media sharing and user community. The main landing page of the LXL App will include a graphic depicting a featured performance at the top of the screen and options for viewing concurrent programming located below the graphic. The LXL App will also include a “Festivals” tab dedicated to ongoing and past festivals. We plan for this tab to allow users to view multiple stages of a single festival broadcasting live simultaneously. We believe this fun and simple interface layout, together with LiveZone, will highlight key content and encourage users to also discover our other content offerings.

In addition to the standard features, the LXL App will showcase several features that we believe will encourage and facilitate user engagement and interactivity, including:

LiveX-It — The feature allows users to compile select artist performance clips and share them across any chosen outlet in the form of a live performance “mixtape.”

Chat — In our endeavor to enhance the live event experience digitally, we will feature an integrated user chat system so users can connect, share and comment regarding the live content. The integrated chat will allow users to connect, comment and share, all without leaving the LXL App.

Crowdsurfing — Modeled after location based meet-up apps, the LXL App will have crowdsurfing capability to allow users to find and meet up at live events and connect with digital viewers. We want to take the integrated chat and bring it to the real world.

Livestarter — Users will be able to participate in by crowdfunding special music events and experiences for social causes and charitable purpose featuring artists and performers of the user’s choice. In addition to enjoying the resulting performance, users will receive an “event producer credit” memorializing the user’s role in the production of the event.

Data Collection

As a result of our acquisition of certain operating assets of Wantickets, we have taken an important first step in our data collection efforts. Wantickets’ database boasts over 2.7 million lifetime unique customers, over 300,000 unique customers in 2016, and over 70,000 unique customers thus far in 2017. As we continue to aggregate premium content offerings and grow our user base, we will gain valuable insights on users’ viewing habits, trends and preferences based upon specific clicks on viewing windows, music genre trends and popularity, duration of user engagement, social networks activity and geographical data. This data, paired with general demographic data supplied via integration of users’ social media, Google and/or Spotify accounts, will provide a rich, nuanced understanding of our user base.

We expect data collection will provide valuable information for each of our monetization strategies, including advertising, e-commerce, ticketing, distribution, sponsorships, subscription, SVoD and PPV. Our platform will support advertising for our Content Provider brands, music-related merchandise and ticketing services. We plan to use data mining to analyze the efficacy of these strategies and our broader marketing and distribution and content selection strategies. This data will inform how we can better price individual streams or subscription plans. We will be able to identify specific music genres, geographic markets and content programming most conducive to the success of our business. We aim to provide targeted e-commerce opportunities for music fans, including offering artist merchandise, tickets to upcoming live music events, fan club access and more. We also plan to implement rating or other review features to obtain direct user feedback on our content, the LXL App, e-commerce merchandise and our other platform features.

Our Leadership

Our leadership team, consisting of our Named Executive Officers (as defined below), executive management and our Advisory Board, collectively brings a wealth of industry relationships and expertise in the fields of programming, promotion, marketing, sales, distribution, web, digital, linear, mobile, legal and finance. The members of our active Advisory Board are renowned in their respective fields, are considered thought leaders in the entertainment industry by their peers, further enhance our credibility and provide strategic guidance to our business.

Many of the members of our leadership team have built businesses as entrepreneurs and/or have been executives at Fortune 500 companies. The team includes seasoned Wall Street executives that have collectively been involved in mergers and acquisitions of approximately $15 billion dollars’ worth of transactions in the live event, recorded music, music publishing, fashion, technology and other media and entertainment businesses. Our leadership team provides the knowledge to source, analyze, negotiate and complete acquisition transactions, partnerships and other business combinations. See Item 10. Directors, Executive Officers and Corporate Governance.

Our Industries

Our addressable markets include live music, digital music streaming and online video streaming. These three markets are experiencing significant growth and now represent the majority of the music industry’s overall revenue, as physical and digital record sales have steadily declined. We both capitalize on these trends and provide Industry Stakeholders with additional lucrative revenue streams.

Live Music Industry

The live music industry is a large, growing market that creates, manages and promotes live performances and events, ranging from festivals to concerts in stadiums, arenas, and other smaller venues. In the U.S. alone, the live music industry is expected to have generated approximately $19.6 billion of revenue in 2016, representing 1% growth over 2015 and 11% growth over 2014 (IBIS World, March 2017) and over $5.5 billion in live music sponsorship for the same periods. Live events and festivals have become an increasingly important cultural phenomenon as seen by more than 2,000 music festivals worldwide. Each festival can attract hundreds of thousands of people with attendance at the largest festival in the United States estimated at 125,000 people per day. Rock in Rio, for instance, attracted a combined attendance of over 1,000,000 people in 2015 and 2016 in Lisbon and Rio. The most popular festivals based on attendance include Coachella, Electric Daisy Carnival, Glastonbury, Outside Lands Music and Arts Festival, Rock Werchter, Rock in Rio, Roskilde, Tomorrowland and Ultra Music Festival. The live event industry is a global market with only a fraction of the leading live music events located in the U.S. In addition to festivals, there are thousands of live music performances that occur nightly in large and small venues such as arenas, theatres, clubs, bars and lounges.

As a result of the popularity of live music performances, there has been a growing interest in experiencing live events and performances via online streaming distribution. For example, in 2016, there were 9 million livestream views of the Coachella festival (Eventbrite Blog, August 22, 2016).

Additionally, the growth of the live music industry benefits ancillary verticals, such as merchandise and primary/secondary ticket marketplaces. Merchandise includes the retail sales of licensed music-related goods and is estimated to be larger than $2 billion as of 2014. Primary/secondary ticket marketplaces consist of online retailers that sell tickets to live events and online ticket resellers. This market generated revenue of over $5 billion in 2016, representing 2% growth over 2015.

Digital Music Streaming Industry

The addressable market for paid digital music streaming is large and growing and has surpassed physical music sales. The digital music streaming industry was expected to generate approximately $5.4 billion of revenue in 2016, representing 33% growth over 2015 and 89% growth over 2014 (PwC Global Entertainment and Media Outlook).

At the end of 2016, worldwide paid subscribers to music streaming services surpassed 100 million for the first time, representing 57% growth over 2015 (MIDiA Research).

These same fans are increasingly engaging digitally on their mobile devices. With over 2.1 billion smartphone users globally in 2016 (eMarketer, November 2016), we expect that mobile will continue to represent a significant opportunity for streaming live music and music-related content. More than 50% of smartphone users in the U.S. listened to music through direct download or live stream at least once per month from services such as Apple Music and iTunes, Pandora, iHeartRadio, Deezer and Spotify (eMarketer, August 2016).

We believe that the demand for live music and music-related content that is optimized for internet-connected devices will continue to grow with the further development of mobile devices and increases in mobile carrier bandwidth. We intend to continue to extend our global reach by executing deals with new partners and strengthening our business model to enable us to further monetize the content offered on our network across these devices.

Online Video Streaming Industry

The addressable market for online video streaming is large and growing. The online video streaming industry was expected to generate approximately $19.6 billion of revenue in 2016, representing 19.9% growth over 2015 and 52.9% growth over 2014 (PwC Global Entertainment and Media Outlook). Over 49 million U.S. households or 53% of U.S. Wi-Fi connected homes accessed at least one OTT service in December 2016 (comScore, April 2017). According to comScore, these subscribers are heavily engaged, viewing OTT content an average of 19 days per month and 2.2 hours per day.

Additionally, an important subset of the growing online video streaming market is live video streaming. According to Facebook Live, users watch live video three times longer and comment ten times more than recorded footage (Eventbrite Blog, August 22, 2016). We aim to capitalize on what we believe is an increasing trend in user engagement with live video content.

Monetization

We expect to generate revenue from distribution, sponsorship, advertising and e-commerce. Once we aggregate enough premium content, we anticipate adding a monthly SVoD fee and PPV fees. Once an SVoD model is established, we will maintain a free tier with limited content that is supported by advertising revenue. Our diversified and growing portfolio of content will enable us to appeal to a broad range of consumers, not just the millennial demographic often desired by new media companies. This diversified user base will make it easier for us to generate substantial revenue from multiple streams. These revenue streams should be sufficient to pay for the total costs of operations, including production, rights, marketing, administrative and travel.

●	Wantickets — In May 2017, we acquired certain operating assets of Wantickets. Wantickets is a leading online nightlife, EDM and event ticketing company in North America, promoting ticket sales for live events. Its enhanced ticketing solution reaches an average of one million unique visitors on a monthly basis. Its extensive network of more than 1.5 million registered users, coupled with in-house social marketing engineering, provides a focused reach to music fans around the world. Wantickets features some of the best online tools for the ticketing experience on the business-to-business side as well, inclusive of real time reporting, accounting, and event management. Its strong marketing and ticketing capabilities combined with LiveXLive’s live music streaming network will allow us to take advantage of synergies in the emerging digital music market. We believe the acquisition of Wantickets presents an ideal opportunity to expand content reach and build LiveXLive’s subscription model by utilizing Wantickets’ significant database of live music ticket buyers.

●	One Live Media — We have entered into an agreement with One Live Media (“OneLive”) to build and manage, as well as to help populate what we intend to be a LiveXLive store for merchandise and other e-commerce. The LiveXLive store will sell merchandise from the artists that have or will perform at the festivals, nightclubs and other concert venues with which we have entered into agreements. Additionally, we plan to sell travel packages, music and related lifestyle merchandise through the LiveXLive store. Our payments to OneLive for its services will vary depending on the nature of the services provided. OneLive is a diversified entertainment e-commerce company focused on providing commerce software platforms, fan club, event ticketing and merchandise fulfillment to over 500 well-known sports and music organizations. OneLive’s clients include Bon Jovi, Carrie Underwood, Radiohead, Guns N’ Roses, The Who, Sony Music, Warner Music Group, Jeff Gordon and Formula 1 Racing.

Competition

While the broader market for live entertainment remains highly competitive, the digital distribution of live and music-related video content is still a nascent market. We believe live streamed music video content is the only remaining media genre without a dominant brand. We believe there is a tremendous amount of high quality live music content available to be captured and produced but without a singular home for distribution and access by the public at large.

We expect to compete for the time and attention of our users with other Content Providers based on a number of factors, including: quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of advertisement load, brand awareness and reputation. We also expect to compete for the time and attention of users based on the presence and/or visibility of the LiveXLive platform as compared with other platforms and Content Providers that deliver content through internet-connected screens.

Our competitors will include (i) broadcast radio providers, including terrestrial radio providers such as Clear Channel and CBS and satellite radio providers such as Sirius XM, (ii) interactive on-demand audio content and pre-recorded entertainment, such as Apple’s iTunes Music Store and Apple Music, Rhapsody, Spotify, Pandora, Tidal and Amazon Prime that allow listeners to stream music or select the audio content that they stream or purchase, (iii) other forms of entertainment, including Facebook, Instagram, Google, Twitter (including Periscope), and Yahoo, which offer a variety of internet and mobile device-based products, services and content and (iv) promoters and producers of content on mobile, online and AR/VR platforms such as Redbull TV, Live Nation TV and independent content owners. To the extent that existing or potential users choose to watch satellite or cable television, streaming video from on demand services such as Hulu, VEVO or YouTube, or play interactive video games on their home-entertainment system, computer or mobile phone rather than use the LiveXLive service, these content services pose a competitive threat.

We may also face direct competition from other large live music event competitors with regards to online distribution of live music and music-related video content, ticketing and sponsorship opportunities, including from Live Nation, Anschutz Entertainment Group, and Livestyle (formerly SFX). Furthermore, there are many smaller, regional companies that compete in the market as well.

Government Regulation

Our operations are subject to various federal, state and local laws statutes, rules, regulations, policies and procedures, both domestically and internationally, governing matters such as:

●	labor and employment laws;

●	the United States Foreign Corrupt Practice Act (the “FCPA”) and similar regulations and laws in other countries;

●	sales and other taxes and withholding of taxes;

●	Securities and Exchange Commission (the “SEC”) requirements;

●	privacy laws and protection of personally identifiable information;

●	marketing activities online; and

●	primary ticketing and ticket resale services.

We believe that we are in material compliance with these laws. We are also required to comply with the laws of the countries we operate in and anti-bribery regulations under the FCPA. Such regulations make it illegal for us to pay, promise to pay, or receive money or anything of value to, or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on promoters and producers of live music events for entertainment taxes and for incidents that occur at such events, particularly incidents relating to drugs and alcohol. More recently, some jurisdictions have proposed legislation that would restrict ticketing methods and mandate ticket inventory disclosure.

Privacy Policy

As a company conducting business on the internet, we are subject to a number of foreign and domestic laws and regulations relating to information security, data protection and privacy, among others. Many of these laws and regulations are still evolving and could be interpreted in ways that could hurt our business. In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of personally identifiable information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal and state laws regarding privacy of listener data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our users’ information could result in a loss of confidence in our brand among existing and potential users, and ultimately, in a loss of users and advertising customers, which could adversely affect our business.

We will also collect and use certain types of information from our customers in accordance with the privacy policies posted on our websites. We will collect personally identifiable information directly from our platform’s users when they register to use our service, fill out their listener profiles, post comments, use our service’s social networking features, participate in polls and contests and sign up to receive email newsletters. We may also obtain information about our platform’s users from other platform users and third parties. We also collect information from customers using our other websites in order to provide ticketing services and other user support. Our policy is to use the collected information to customize and personalize our offerings for platform users and other customers and to enhance the listeners’ experience when using our service.

The sharing, use, disclosure and protection of personally identifiable information and other user data are governed by existing and evolving federal, state and international laws. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. We intend to attract users from all over the world, and as we expand into new jurisdictions, the costs associated with compliance with these regulations increases. It is possible that government or industry regulation in these markets will require us to deviate from our standard processes, which will increase operational cost and risk. We intend to commit capital resources to ensure our compliance with any such regulations.

Intellectual Property

While we do not currently have a trademark on the LiveXLive name, we plan to apply to register the trademark for the name in the future, and we intend to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. In connection with the Wantickets acquisition, we acquired a trademark for the Wantickets name. We believe that certain trademarks and other proprietary rights that we may apply for or otherwise obtain will have significant value and will be important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be successful or adequate to prevent misappropriation, infringement or other violation of these rights. Upon the consummation of any future acquisitions, we may acquire additional registered trademarks, as well as applied-for trademarks potentially for worldwide use.

Legal Proceedings

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against Loton and LXL, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. LXL and Loton demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against Loton and only states a single cause of action against LXL for the alleged breach of a single license agreement. Plaintiffs are seeking $300,000 in damages.

To date, LXL has vigorously contested Plaintiffs’ claims. In doing so, LXL filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing, on December 23, 2016. On May 11, 2017 the parties agreed to a mediation currently scheduled for June 2017, and a trial is set for March 2018.

We are currently not aware of any other pending legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Employees

As of June 9, 2017, we had 24 full-time employees. We are not party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe we enjoy strong relationships with all of our employees. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business, and we anticipate that such officers and directors will devote limited time to our business until after the completion of our underwritten public offering pursuant to our Registration Statement on Form S-1, filed with the SEC on May 11, 2017 (the “Public Offering”).

Management Services from Trinad Management

Trinad Management LLC (“Trinad Management”), an affiliate of Mr. Ellin, our Executive Chairman and President, provides management and other services to us for a monthly cash fee of $30,000. We intend to terminate this arrangement upon completion of the Public Offering.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited financial statements for the fiscal year ended March 31, 2017 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Properties

Our principal executive offices are subleased from Trinad Management for no cost to us as part of our Management Agreement with Trinad Management where we maintain an 1,840 sq. ft. office space. We anticipate continuing to sublease such space at no cost to us for the foreseeable future. We believe that such property is in good condition and is suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before deciding whether to invest in our common stock. The occurrence of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may be unsuccessful in executing our business model.

We began our current business operations in February 2015 and have a limited operating history related to our current business. Prior to the launch of our current operations, our primary business related to our former 50% interest in a company that operates the nightclub and live music venue “KOKO” in Camden, London, which we sold in November 2016. Our business operations now primarily relate to our premium internet network devoted to live music and music-related video content. To date, we have generated minimal revenue through our current business and have devoted most of our financial resources to developing our current business. We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a developing company starting a new business enterprise, the difficulties that may be encountered with integrating acquired companies and the highly competitive environment in which we operate. For example, while several companies have been successful in the digital music streaming industry and the online video streaming industry, companies have had no or limited success in operating a premium internet network devoted to live music and music-related video content. Because we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenue to fully meet our expenses and support our anticipated activities.

We have incurred significant losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future; our auditors have included in their audit report for the fiscal year ended March 31, 2017 an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

We have incurred significant net losses in each year since our inception, including net losses of $14,249,719 and $3,746,944 for the fiscal years ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $28,095,890. We anticipate incurring additional losses until such time we can generate significant revenues, and/or reduce operating costs. To date, we have had minimal revenues and have financed our operations exclusively through the sale of equity and debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit report for the fiscal year ended March 31, 2017 a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $4,961,897 as of March 31, 2017, and to continue as a going concern, is dependent on us generating substantial revenues and/or obtaining adequate capital to fund operating losses until we become profitable. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of our going concern qualification, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Our business is dependent on our ability to secure music streaming rights from Content Providers and to stream their live music and music-related video content on our platform, and we may not be able to secure such content on commercially reasonable terms or at all.

Our business is dependent on our ability to secure rights to stream on our platform a variety of popular content from Content Providers. Our licensing, distribution and/or production arrangements with Content Providers may be short-term and do not guarantee the continuation or renewal of these arrangements on commercially reasonable terms, if at all. For example, our agreement with Rock in Rio expires in 2020 and there is no guarantee that we will be able to renew this agreement on commercially reasonable terms or at all. Additionally, while our agreements with music festivals and other live music events and venues allow us to stream content from such events and venues, we typically require additional permission from the artists performing at such events and venues. While artists at music festivals and other live music events and venues that we have contracts with have in the past agreed to allow us to stream their performances, there is no guarantee that artists at an event will agree to allow us to stream their performances. Any unwillingness of such partners to supply content to us or lack of availability of popular artists to perform at such venues and events could limit our ability to enhance user experience and deepen user engagement with our platform and therefore reduce our revenue opportunities. If we are unable to secure rights to steam our content, then our business, financial condition and results of operations would be adversely affected. Additionally, to the extent any music festival or other live music event that we have rights to stream is cancelled or delayed, whether as a result of cancellation by artists, weather, terrorism or otherwise, we may receive little or no content from such live event.

Some Content Providers and distributors, currently or in the future, may also take action to make it more difficult or impossible for us to license, distribute and/or produce their content, including as a result of them offering a competing product. Other content owners, providers or distributors may seek to limit our access to, increase the cost of, or otherwise restrict or prohibit our use of such content. As a result, we may be unable to offer a wide variety of content at reasonable prices with acceptable usage rules or expand our geographic reach.

Additionally, some content on our platform is currently provided free of digital rights management to prevent the unauthorized redistribution of digital media. If our business model changes, we may have to develop or license digital rights management technology. There is no assurance that we will be able to develop or license such technology at a reasonable cost and in a timely manner. In addition, certain countries have passed or may propose and adopt legislation that would require us to license our digital rights management, if any, which could weaken the protection of content, subject us to piracy and also negatively affect arrangements with our Content Providers.

We may be unable to fund any significant up-front or guaranteed payment cash requirements associated with our live music streaming rights, which could result in the inability to secure and retain such streaming rights.

In order to secure event and festival live music streaming rights, we may be required to fund significant up-front or guaranteed payment cash requirements to artists or festival or event promoters prior to the event or festival taking place. If we do not have sufficient cash on hand or available capacity to advance the necessary cash for any given artist, event or festival, we would not be able to retain the rights for that artist, festival or event and our business, financial condition and results of operations may be adversely affected.

If we fail to increase the number of users consuming our live music and music-related video content on our platform, our business, financial condition and results of operations may be adversely affected.

The size of our user base is critical to our success, and we will need to develop and grow our user base to be successful. We expect to generate revenue based upon subscription, SVoD, and PPV, advertising and sponsorship, e-commerce and data, which is dependent on the number of users we retain and attract. For example, if we are unable to retain and attract users, we may be unable to attract users to our network and/or increase the frequency of users’ engagement with our platform. In addition, if users do not perceive our content as original, entertaining or engaging, we may not be able to attract sponsorship opportunities and/or increase the resulting frequency of users’ engagement with our platform and content. If we are unable to retain and attract users, our network and services could also be less attractive to potential new users, as well as to Content Providers and other Industry Stakeholders, which would have a material and adverse impact on our business, financial condition and results of operations.

Our ability to attract and retain users is highly sensitive to rapidly changing public tastes in music and technology.

Our ability to attract and retain users is highly sensitive to rapidly changing public tastes in music and technology and is dependent on our ability to maintain the attractiveness of our platform, content, technology and reputation as a place where quality online live music and music-related video content can be accessed and enjoyed. We will rely on the popularity of our Content Providers and the quality of their respective content to retain customers, secure sponsorships and to facilitate growth in revenue from advertising and e-commerce. Maintaining the popularity of our content will be challenging, and our relationship with music fans could be harmed for many reasons, including the quality and diversity of our online content, quality of the experience with a particular festival, event or club, our competitors developing relationships with more popular festivals, events or clubs or attracting talent from our businesses, adverse occurrences or publicity in connection with a festival, event or club and changes to public tastes that are beyond our control and difficult to anticipate. For example, if users do not perceive our platform and services to be original, entertaining, engaging, useful, reliable or trustworthy, we may be unable to attract and retain users to our network and/or increase the frequency of users’ engagement with our platform. Additionally, any cancellation or delay in music festivals, concerts or other live music events that we have rights to stream, or are otherwise associated with, may harm our reputation and make any related content less desirable to our users. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base. If our platform or content become less popular with music fans, our growth strategy would be harmed, which could in turn harm our business and financial results.

Our ability to attract and retain users depends upon many additional factors both within and beyond our control.

In addition to the popularity of our content, we believe that our ability to attract and retain users depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance and reliability of our platform, products and services, including the LXL App, compared to those of our competitors;

●	the timing and market acceptance of our platform, products and services, including the LXL App;

●	users’ willingness to pay for subscription rights to our platform;

●	our ability to develop and monetize an effective strategy to attract advertisers and sponsor of our platform;

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with our Content Providers to provide new content for our network;

●	user concerns related to user privacy and our ability to keep user data secure;

●	changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	our ability to attract, retain and motivate talented employees, particularly engineers, designers and platform and content managers;

●	fluctuations in costs of content which we may be unwilling or unable to pass through to our users;

●	competitors’ offerings that may include more favorable terms than we offer in order to obtain agreements for new content or venue, festival or ticketing arrangements;

●	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live streamed entertainment providers currently offer;

●	general economic conditions which could cause consumers to reduce discretionary spending;

●	our ability to develop and monetize an effective strategy to buildout our e-commerce revenue stream;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and the brand strength relative to our competitors.

If we are unable to attract and retain users, it could adversely affect our business, financial condition and results of operations.

We may be unsuccessful in developing our original content.

We plan to produce original music-related video content, including digital magazine-style news programming and original-concept digital pilots, documentaries and other original content. We believe that a positive reputation with users concerning our original content is important in attracting and retaining users. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to users, our ability to establish and maintain a positive reputation may be adversely impacted. If the original content we produce does not attract new users, we may not be able to cover our expenses to produce such programs, and our business, financial condition and results of operations may be adversely affected.

As we develop our original content, we will become responsible for production costs and other expenses. We may also take on risks associated with production, such as completion and key talent risk. To the extent we do not accurately anticipate costs or mitigate risks, or if we become liable for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

We face competition for users’ attention and time.

The market for entertainment video content is intensively competitive and subject to rapid change. We compete against other entertainment video providers, such as (i) interactive on-demand audio content and pre-recorded entertainment, (ii) broadcast radio providers, including terrestrial and internet radio providers, (iii) cable, satellite and internet television and movie content providers, (iv) video gaming providers and (v) other sources of entertainment for our users’ attention and time. These content and service providers pose a competitive threat to the extent existing or potential users choose to consume their content or use their services rather than our content or our services. The online marketplace for live music and music-related content may rapidly evolve and provide users with a number of alternatives or new access models, which could adversely affect our business, financial condition and results of operations.

We face intense competition from competitors and we may not be able to increase our revenues, which could adversely affect our business, financial condition and results of operations.

The music streaming industry is highly competitive. The music streaming industry competes with other forms of entertainment for consumers’ discretionary spending, and within this industry we compete with other platforms to secure rights to content. In the markets in which we promote our streaming live music and music-related content, we face competition from other promoters and streaming operators. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may also develop services, advertising options or music platforms that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

Our current and future competitors may have more well-established brand recognition, more established relationships with, and superior access to, Content Providers and other Industry Stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. These competitors may also compete with us for key employees and other individual service providers who have relationships with popular music artists or other Content Providers and that have a history of being able to book such artists or secure the rights to stream their music. If we are unable to compete successfully for users against other providers by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, subscription fees and other revenue streams will suffer.

We will face significant competition for advertiser and sponsorship spend.

We will face significant competition for advertiser spend. We expect the substantial majority of our revenue will be generated through subscriptions to our platform, as well as sponsorships and ads on our website and mobile app (when released). We compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Yahoo Ad Exchange, AOL’s Ad.com and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. In order to grow our revenues and improve our operating results, we will need to increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. If we are not able to compete effectively for users and advertisers spend, our business, financial condition and results of operations would be materially and adversely affected.

Our success depends, in significant part, on discretionary consumer and corporate spending on entertainment and factors adversely affecting such spending could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income such as employment, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect user subscription sales, advertising sales, sponsorship and e-commerce spending, as well as the financial results of sponsors of our venues, events, festivals and other Content Providers and the industry as a whole. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth.

During past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. In addition, a decline in attendance at or reduction in the number of live entertainment and leisure events may have an adverse effect on our revenue and operating income. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in sponsorship, advertising, ticketing and e-commerce opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment and leisure events.

Risks Related to Our Acquisition Strategy

We can give no assurances as to when we will consummate any future acquisitions or whether we will consummate them at all.

We intend to continue to build our business through strategic acquisitions, and we hope to close one or more acquisitions after the closing of the Public Offering and to possibly use part of the proceeds of the Public Offering to fund any cash portion of the consideration for those acquisitions. However, each of those acquisitions will be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may forfeit deposits or other payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all. If for this reason or otherwise we are unable to close any future acquisition, it would significantly alter our business strategy and impede our prospects for growth. If we are unable to close a particular acquisition, we will not be able to stream desired live music content on our network, produce and/or participate in the planned festivals or events or have ownership or licenses of the brands owned or licensed by that acquisition target. Further, we may not be able to identify suitable acquisition candidates to replace these acquisitions, and even if we were to do so, we may only be able to consummate them on less advantageous terms. In addition, some of the businesses we acquire may incur significant losses from operations.

A number of other companies are seeking to make acquisitions in our industry, which may make our acquisition strategy more difficult or expensive to pursue.

The emergence and growth of live streamed music, music events, festivals and concerts has brought increased media attention, and a number of companies and investors have begun making acquisitions of such businesses or announced their intention to do so. We compete with many of these companies, and certain of them have greater financial resources than we do for pursuing and consummating acquisitions and to further develop and integrate acquired businesses. Our strategy relies on our ability to consummate important future acquisitions to foster the growth of our core business and to establish ourselves as the key provider of streamed high quality live music content. The increased focus on acquisitions of such companies may impede our ability to acquire these companies because they choose another acquirer. It could also increase the price that we must pay for these companies. Either of these outcomes could reduce our growth, harm our business and prevent us from achieving our strategic goals.

We may enter into acquisitions and take actions in connection with such transactions that could adversely affect our business and results of operations.

Our future growth rate depends in part on our selective acquisition of additional businesses and assets. We may be unable to identify suitable targets for acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, any credit agreements or credit facilities that we may enter into in the future may restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

●	using a significant portion of our available cash;

●	issuing equity securities, which would dilute current stockholders’ percentage ownership;

●	incurring substantial debt;

●	incurring or assuming contingent liabilities, known or unknown;

●	incurring amortization expenses related to intangibles; and

●	incurring large accounting write-offs or impairments.

We may also enter into joint ventures, which involve certain unique risks, including, among others, risks relating to the lack of full control of the joint venture, potential disagreements with our joint venture partners about how to manage the joint venture, conflicting interests of the joint venture, requirement to fund the joint venture and its business not being profitable.

In addition, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding the controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

We may face difficulty in integrating the operations of the businesses we have acquired and may acquire in the future.

Acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We will implement, and the management teams of the acquired businesses will adopt, our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty with the integration of the businesses we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

In addition, our growth strategy also includes further development of our online live streamed music network that we intend to integrate across all of our acquired businesses. This will require, among other things, the integration of the individual websites and databases of each business we have or will acquire. This will be a complex undertaking that may prove more difficult, expensive and time consuming than we expect. Even if we are able to achieve this integration, it may not achieve the benefits we anticipate. If we fail to do this properly and in a timely manner, it could harm our revenue and relationship with our fans.

Further, we expect that future target companies may have material weaknesses in the internal controls of these businesses that relate to the proper application of accrual based accounting under the accounting principles generally accepted in the United States of America (“GAAP”) prior to us acquiring them. The Public Company Accounting Oversight Board (“PCAOB”) defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We will be relying on the proper implementation of our policies and procedures to remedy these material weaknesses, and prevent any potential material misstatements in our financial reporting. Any such misstatement could adversely affect the trading price of our common stock, cause investors to lose confidence in our reported financial information, and subject us to civil and criminal fines and penalties. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results will suffer.

Risks Related to Our Company

We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In connection with the audits of our financial statements for the fiscal years ended March 31, 2017 and 2016, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2017:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	lack of independent audit committee of our board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements.

Prior to hiring Mr. Jerome Gold as our Chief Financial Officer in April 2017, we outsourced the functions of the principal financial officer on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily related, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

We plan to take a number of actions to correct these material weaknesses including, but not limited to, establishing an Audit Committee of our board of directors comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We hired Mr. Gold as a first step in building out our accounting department. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

If we fail to implement and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. If in the future we identify other material weaknesses in our internal control over financial reporting, including at some of our acquired companies, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are then listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Additionally, we currently do not have an internal audit group nor an audit committee of our board of directors, and we will eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements as a result of our planned uplisting to a senior exchange.

As a public company, we will continue to incur significant legal, accounting and other expenses. For example, as a result of our planned uplisting to a senior exchange, we will be subject to mandatory reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require, among other things, that we continue to file with the SEC annual, quarterly and current reports with respect to our business and financial condition, that we were not required to file as a voluntary reporting company (though we did file such reports with the SEC on a voluntary basis). We have incurred and will continue to incur costs associated with the preparation and filing of these SEC reports. Furthermore, after our planned uplisting to a senior exchange, we will be subject to mandatory new corporate governance and other compliance requirements. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and national stock exchanges have imposed various other requirements on public companies. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we will incur additional expense to increase our director and officer liability insurance.

In addition, if and when we cease to be a smaller reporting company and become subject to Section 404(b) of the Sarbanes-Oxley Act, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate substantially greater internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm, when required, will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We heavily depend on relationships with our Content Providers and other Industry Stakeholders and adverse changes in these relationships, could adversely affect our business, financial condition and results of operations.

Our business is particularly dependent upon personal relationships, as executives within entertainment companies such as ours leverage their network of relationships with Content Providers and other Industry Stakeholders to secure the rights to their content and develop other partnerships that are critical to our success. Due to the importance of those industry contacts, the loss of any of these relationships, and adverse changes in these relationships could adversely affect our business, financial condition and results of operations. We can give no assurance that all or any of these Content Providers or other Industry Stakeholders will retain their associations with us or our executives, directors, employees or other individual service providers. Additionally, to the extent the decision makers of our music partners are replaced with individuals with whom our executives, directors or other key personnel do not have relationships, our competitive position and financial condition could be harmed.

We rely on key members of management, particularly our Executive Chairman and President, Mr. Robert Ellin, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

Our success depends, to a large degree, upon certain key members of our management, particularly our Executive Chairman and President, Mr. Robert Ellin. Mr. Ellin has extensive knowledge about our business and our operations, and the loss of Mr. Ellin or any other key member of our management would likely have a material adverse effect on our business and operations. We do not currently maintain a key-person insurance policy for Mr. Ellin or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on live music and events, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. While we currently do not have an employment agreement with Mr. Ellin, we plan to enter into an employment agreement with him prior to the completion of the Public Offering. The loss of any of our executive officers could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

We may not be able to attract qualified personnel.

Our ability to expand operations to accommodate our anticipated growth will depend on our ability to attract and retain qualified personnel. However, competition for the types of employees we seek is intense. We face particular challenges in recruiting and retaining personnel who have experience in software engineering, mobile application development and other technical expertise, particularly those focused on live music and events, which is critical to our initiatives. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality personnel with advanced skills who understand our technology and business. We cannot provide any assurance that we will be able to attract qualified personnel to execute our business strategies or develop and expand our online properties. If we are unable to engage and retain the necessary personnel, our business may be materially and adversely affected.

Additionally, we expect to retain the existing managers and executives of certain companies we acquire to have them continue managing and operating the acquired business. We believe that these individuals will have the market expertise and network of personal relationships to best implement the growth strategies of the acquired businesses. If we are unable to retain the key personnel of the acquired businesses, we may not be able to achieve the anticipated benefits and synergies of an acquisition.

Our Executive Chairman and President has divided responsibilities and is not required to devote any specified amount of time to our business.

Our Executive Chairman and President, Mr. Ellin, is also the Managing Director and Portfolio Manager of Trinad Capital Master Fund, Ltd. (“Trinad Capital”). Trinad Capital is our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. We do not currently have an employment agreement with Mr. Ellin, but we intend to enter into an employment agreement with him prior to the completion of the Public Offering. Such employment agreement with Mr. Ellin will likely require that he devote his time, attention, energy, knowledge, best professional efforts and skills to the duties assigned to him by us, but he would continue to be permitted to pursue other professional endeavors and investments that do not violate the terms of his employment agreement, including provisions relative to non-competition and non-solicitation. Such employment agreement would likely expressly permit him to engage in certain listed endeavors and investments. Importantly, we expect that Mr. Ellin’s employment agreement will not require him to devote any specific amount of time to our Company. Accordingly, it is possible that Mr. Ellin will fail to devote the necessary time to us.

We engage a number of consultants to work for us; if we are deemed to be delinquent in our payroll taxes or incur other employment-related liabilities with respect to those consultants, we and our management team could incur significant liabilities.

We engage a number of consultants to work for us in various aspects of our business. Although we do not believe that such persons are our employees, if applicable government agencies determine that they should be classified as employees, we would be delinquent with respect to the deposit of required payroll tax withholdings and related employer taxes and other employment obligations. In addition to the taxes that we would be required to pay if we were required to remit payroll taxes for our consultants, and the payments that we would be required to make for other employment-related obligations, our operations would be severely disrupted and individual officers or members of our board of directors could be personally liable for certain of any assessments made. A government entity could potentially shut down our operations until such time as the payroll taxes were brought current. Such a shutdown could effectively push us into bankruptcy and an investor could lose all his or her investment in us.

Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.

Our results may be affected by the outcome of future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, from time to time in the future we may be subject to various claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, including as described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

Our results of operations will vary from month to month, so our financial performance in certain quarters may not be indicative of, or comparable to, our financial performance in other quarters.

Our results of operations will vary from month to month, and this may impact our results of operations from quarter to quarter. We believe our financial results and cash needs may vary materially from quarter to quarter depending on, among other things, the timing of festivals and events, cancellations, ticket on-sales, capital expenditures, seasonal and other fluctuations in our business activity, the timing of guaranteed payments and receipt of ticket sales and fees, financing activities, acquisitions and investments and receivables management. Accordingly, our results for any particular quarter may vary for a number of reasons, and we caution investors to evaluate our quarterly results in light of these factors.

Risks Related to Technology and Intellectual Property

We will rely heavily on technology to stream content and manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We utilize a combination of proprietary and third-party technology. Our business will be substantially dependent on the LXL App, which will include live video streaming, VoD, push notifications, festival-, venue- and original content-specific functionality, Google Ads capability, digital rights management (e.g., geo-blocking), and the capability to display time-shifted content and enhanced function. We cannot be sure that the LXL App when launched, or any enhancements or other modifications we make in the future, will perform as intended or otherwise be of value to our users. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to successfully develop, maintain and enhance our technology to manage the streaming of live events in a timely and efficient manner, our ability to attract and retain users may be impaired. In addition, if our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and retain users may be impaired. Also, any harm to our users’ personal computers or mobile devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights.

We may be unable to detect unauthorized use of, or otherwise sufficiently protect, our intellectual property rights. We rely on a combination of laws and contractual restrictions with employees, individual service providers, users, artists, suppliers and others content licensors and Content Providers to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use proprietary information, trademarks, or copyrighted material without authorization which, if discovered, might require legal action to correct. Furthermore, our recently acquired assets and the assets we may acquire in connection with any future acquisitions (including brand names and trademark rights), may have been improperly adopted or inadequately protected prior to our acquisitions of them. This could include failures to obtain assignments of ownership or confidentiality agreements from third parties, failures to clear use of trademarks, or other failures to protect trademarks and other proprietary rights. In addition, third parties may independently and lawfully develop similar intellectual property or duplicate our services.

We will apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used and reserve and register domain names as we deem appropriate. While we intend to vigorously protect our trademarks, service marks and domain names as we deem appropriate, effective trademark protection may not be available or may not be sought in every country in which we operate, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in the erosion of brand names or the loss of rights to our owned or licensed marks and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition, and results of operations. In addition, the loss of, or inability to otherwise obtain, rights to use third-party trademarks and service marks, including the loss of exclusive rights to use third-party trademarks in territories where we present festivals, could adversely affect our business or otherwise result in competitive harm.

We may be accused of infringing upon intellectual property rights of third parties.

From time to time, we have been and may be in the future subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement and other violations of the trademarks, copyrights, patents and other intellectual property or proprietary rights of third parties. The legal proceedings and claims include notices provided to us by content owners of users’ violation of the Digital Millennium Copyright Act, which obligate us to investigate and remove infringing user content from our website.

Music contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we will engage with collection management organizations (“CMOs”) that hold certain rights to music interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation as well as negotiations between certain CMOs and other third parties in various territories could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs.

We also face a risk that content licensors may bring claims for copyright infringement or breach of contract if our users exceed the scope of the content licenses. Certain live performance content may involve remixing and sampling of others’ music, and if our content license agreements do not grant us or our users sufficient use rights, or if we facilitate the performance of music for which we do not have a license, our distribution of such content could expose us to claims of copyright infringement. Due to the nature of our business, we could be accused of infringing on the copyrights of Content Providers or other rights holders, or such persons could attempt to prevent us from otherwise making certain content available to our users.

We may not be able to successfully defend against such claims, which may result in a limitation on our ability to use the intellectual property subject to these claims and also might require us to enter into settlement or license agreements, pay costly damage awards or face an injunction prohibiting us from using the affected intellectual property in connection with our services. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and may divert the attention of our management and technical personnel from the rest of our business.

Our live music streaming network uses open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.

We use open source software in connection with our website and our live music streaming network and may use open source software in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Some open source software licenses require users who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or make available any derivative works of the open source code on unfavorable terms or at no cost. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and results of operations. While we have assessed the use of open source software on our website to ensure that we have not used open source software in a manner that would require us to disclose the source code to the related technology, use requiring such disclosure could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to us.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We will rely upon the ability of consumers to access our service through the internet. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted. For example, in late 2010, Comcast informed Level 3 Communications that it would require Level 3 to pay for the ability to access Comcast’s network. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

Most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, companies like Comcast, Charter Spectrum and Cablevision have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. For example, Comcast exempted certain of its own internet video traffic (e.g., Streampix videos to the Xbox 360) from a bandwidth cap that applies to all unaffiliated internet video traffic (e.g., Netflix videos to the Xbox 360).While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. In international markets, especially in Latin America, these same incentives apply; however, the consumer demand, regulatory oversight and competition may not be as strong as in our domestic market.

The success of our business and operations depends, in part, on the integrity of our systems and infrastructures, as well as affiliate and third-party computer systems, wifi and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

System interruption and the lack of integration and redundancy in the information systems and infrastructures, both of our own systems and other computer systems and of affiliate and third-party software, wifi and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to user inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions.

Although we maintain up to date information technology systems and network infrastructures for the operation of our businesses, techniques used to gain unauthorized access to private networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to our systems and data.

Privacy concerns could limit our ability to leverage our subscriber data and compliance with privacy regulations could result in significant expense.

In the ordinary course of business and in particular in connection with merchandising our service to our users, we collect and utilize data supplied by our users. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, that limit our ability to use collected data, could have an adverse effect on our business. As our business evolves and as we expand internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer information, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur significant expenses.

In addition, we cannot fully control the actions of third parties who may have access to the user data we collect and the user data collected by our third-party vendors. We may be unable to monitor or control such third parties and the third parties having access to our website in their compliance with the terms of our privacy policies, terms of use, and other applicable contracts, and we may be unable to prevent unauthorized access to, or use or disclosure of, user information. Any such misuse could hinder or prevent our efforts with respect to growth opportunities and could expose us to liability or otherwise adversely affect our business. In addition, these third parties may become the victim of security breaches or have practices that may result in a breach, and we could be responsible for those third-party acts or failures to act.

Any failure, or perceived failure, by us or the prior owners of acquired businesses to maintain the privacy of data relating to our users (including disclosing data in a manner that was objectionable to our users), to comply with our posted privacy policies, our predecessors’ posted policies, laws and regulations, rules of self-regulatory organizations, industry standards and contractual provisions to which we or they may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose users, advertisers, revenue and employees.

Our reputation and relationships with subscribers would be harmed if our subscriber data, particularly billing data, were to be accessed by unauthorized persons.

We will maintain personal data regarding our users, including names and, in many cases, mailing addresses. With respect to billing data, such as credit card numbers, we expect to rely on licensed encryption and authentication technology to secure such information. If we or our payment processing services experience any unauthorized intrusion into our users’ data, current and potential users may become unwilling to provide the information to us necessary for them to become subscribers, we could face legal claims, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer website were to occur, there could be a general public loss of confidence in the use of the internet for commerce transactions which could adversely affect our business.

In addition, we do not plan to obtain signatures from subscribers in connection with the use of credit and debit cards (together, “payment cards”) by them. Under current payment card practices, to the extent we do not obtain cardholders’ signatures, we will be liable for fraudulent payment card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent payment cards may be used on our website to obtain service. Typically, these payment cards will not have been registered as stolen and therefore will not be rejected by any automatic authorization safeguards. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

Regulatory and business practice developments relating to personal information of our users and/or failure to adequately protect the personal information of our users may adversely affect our business.

The businesses we have acquired or intend to acquire in the future maintain, or have arrangements with third parties who maintain, information on users who purchase tickets and other products electronically through their individual websites or otherwise register on the website for access to the content provided. We are in the process of evaluating the information collected to understand if we can aggregate and reuse the contact information to inform these individuals of upcoming events, offerings and other products and services that we believe enhance the fan experience. Data protection laws and regulation may impair our ability to use these data in such ways, as certain uses may be prohibited. The use of such user information is an important component of our growth strategy in the future. The collection, storage and use of user information is subject to regulation in many jurisdictions, including the United States and the European Union, and this regulation is becoming more prevalent and stringent. Further, there is a risk that data protection regulators may seek jurisdiction over our activities even in locations in which we do not have an operating entity. This may arise in a number of ways, either because we are conducting direct marketing activities in a particular jurisdiction and the local laws apply to and are enforceable against us, or because one of our databases is controlling the processing of information within that jurisdiction. We intend to develop a comprehensive policy aimed at ensuring adequate protection of our users’ personal information and compliance with applicable law. There is a risk that we will be unable to successfully adopt and implement this policy, which may give rise to liabilities or increased costs. In addition, we could face liability if the third parties to which we grant access to our user data were to misuse or expose it.

In some countries, the use of cookies and other information placed on users’ internet browsers or users’ computing devices is currently regulated, regardless of the information contained within or referred to by the cookie. Specifically, in the European Union, this is now subject to national laws being introduced pursuant to the amended Directive 2002/58 on Privacy and Electronic Communications. The effect of these measures may require users to provide explicit consent to such a cookie being used. The laws being introduced pursuant to this measure are not finalized in every European Member State, and we have not determined what effect this could have on our business when we place the cookie on the user’s computer or when a third-party does so. The effect may be to limit the amount of information we receive in relation to each use of the service and/or to limit our ability to link this information to a unique identity, which could adversely affect our business and financial condition.

In the United States, the Federal Trade Commission (“FTC”) is starting to exercise greater authority over how online consumer data is collected and maintained by businesses. Prompted by the FTC’s recommendation regarding online tracking, a number of federal legislative proposals have been introduced that would allow users to opt out of online monitoring. A number of states have passed similar legislation and some states are becoming more active in enforcing these laws to protect consumers.

The laws in this area are complex and developing rapidly. For instance, on April 14, 2016, the EU General Data Protection Regulation (the “GDPR”) was adopted within Europe and will become effective on May 25, 2018. The primary objectives of the GDPR are to give citizens of the European Union back the control of their personal data and to simplify the regulatory environment for international business by unifying the regulation within the European Union. We have not yet assessed the full effect of the GDPR. There is a risk that internet browsers, operating systems, or other applications might be modified by their developers in response to this regulation to limit or block our ability to access information about our users. It is possible that existing or future regulations could make it difficult or impossible for us to collect or use our user information in the way we would like which would impede our growth strategy and potentially reduce the revenue we hope to generate. It is also possible that we could be found to have violated regulations relating to user data, which could result in us being sanctioned, suffering fines or other punishment, being restricted in our activities and/or suffering reputational harm. Any of the foregoing could adversely affect our business and financial results.

We are subject to governmental regulation, which may change from to time, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies and procedures, both domestically and internationally, which may change from time to time. Our failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and subject us to additional liabilities. From time to time, federal, state and local authorities and consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. We may be required to incur significant legal expenses in connection with the defense of future governmental investigations and litigation.

Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. See “— Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.” Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including the United States and the European Union. In others, the laws may be nascent or non-existent. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, you may not be able to resell your shares at or above the public offering price and you could lose all or part of your investment.

The trading price of our common stock after the Public Offering may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	issuance of our equity or debt securities, or disclosure or announcements relating thereto;

●	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;

●	announcements by us or our competitors of significant events or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in operating performance and stock market valuations of companies in our industry;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us;

●	regulatory developments in the United States and foreign countries; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock market in general, and the OTC Pink marketplace in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our Executive Chairman and President and stockholders affiliated with him own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 9, 2017, Mr. Ellin, our Executive Chairman and President, and stockholders affiliated with him beneficially owned approximately 41.9% of our common stock. Even after the Public Offering, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity and/or convertible securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2016 Equity Incentive Plan (the “2016 Plan”), there are 22,800,000 shares of our common stock reserved for future issuance to our employees, directors and consultants. If our board of directors elects to issue restricted stock, stock options and/or other equity-based awards under the 2016 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

A limited public trading market may cause volatility in the price of our common stock.

Our common stock is currently quoted on the OTC Pink marketplace. We plan to apply for the listing of our common stock on a national stock exchange, and the closing of the Public Offering is contingent upon the successful listing of our common stock on a national securities exchange. If we fail to maintain the listing of our common stock on a national stock exchange, our common stock will continue to be quoted on one of the OTC marketplaces. The quotation of our common stock on the OTC marketplace does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings. Because our common stock does not trade on a national securities exchange, our common stock is subject to the securities laws of the various states and jurisdictions of the United States in addition to federal securities law. While we have qualified for exemptions from registering our common stock in one or more states, if we fail to do so in other states, the investors in those states where we have not taken such steps may not be allowed to purchase our common stock or those who presently hold our common stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

If we are not able to comply with the applicable continued listing requirements or standards of a national stock exchange on which we plan to list, such exchange could delist our common stock.

We plan to list our common stock on a national stock exchange in connection with the closing of the Public Offering. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In the event that our common stock is delisted from such national stock exchange and is not eligible to be listed on another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Pink marketplace. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. As a result of this Section 382 limitation, any ownership changes as defined by Section 382 may limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, any credit and security agreement that we may enter into in the future will likely contain covenants that will restrict our ability to pay dividends. Any return to stockholders will therefore be limited to the appreciation of their stock.

Provisions in our current Articles of Incorporation and Bylaws and provisions under Nevada law, and the Certificate of Incorporation and Bylaws to be in effect upon the completion of the Public Offering, and provisions under Delaware law expected to be applicable before the completion of the Public Offering, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Some provisions of our current charter documents and our charter documents to be in effect upon the completion of this offering may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include: authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. Furthermore, Section 78.139 of the Nevada Revised Statutes also provides that directors may resist a change or potential change in control if the directors, by majority vote of a quorum, determine that the change is opposed to, or not in, the best interests of the corporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

In addition, following our reincorporation in Delaware, we will be subject to the provisions of Section 203 of the Delaware General Corporation Law (“Section 203”) regulating corporate takeovers. In general, Section 203 prohibits publicly held Delaware corporation from engaging in a business combination with an interested stockholder (generally, any entity, person or group beneficially owning 15% or more of the outstanding voting stock of the company) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

●	prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

●	upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding, but not the outstanding voting stock owned by the interested stockholder, (i) shares owned by persons who are directors and also officers and (ii) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

●	at or subsequent to the date of the transaction, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We will remain a smaller reporting company until the beginning of a fiscal year in which we had a public float of $75 million held by non-affiliates as of the last business day of the second quarter of the prior fiscal year, assuming our common stock is registered under Section 12 of the Exchange Act on the applicable evaluation date. As a result of the Public Offering, we expect to not qualify as a smaller reporting company for the fiscal year ending March 31, 2018.

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

During the fiscal year ended March 31, 2017 we subleased office space from Trinad Management for no cost to us as part of our Management Agreement with Trinad Management. We estimate such amounts to be immaterial. We anticipate continuing to sublease such space at no cost to us for the foreseeable future. We believe that such property is in good condition and is suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against Loton and LXL, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. LXL and Loton demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against Loton and only states a single cause of action against LXL for the alleged breach of a single license agreement. Plaintiffs are seeking $300,000 in damages.

To date, LXL has vigorously contested Plaintiffs’ claims. In doing so, LXL filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing, on December 23, 2016. On May 11, 2017 the parties agreed to a mediation currently scheduled for June 2017, and trial date is set for March 2018.

We are currently not aware of any other pending legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Pink marketplace under the symbol “LIVX” since July 24, 2015. Prior to that, our common stock was eligible for trading on the OTC Bulletin Board under the symbol “LTNR,” but a trading market did not develop. There has been minimal reported trading to date in our common stock. The following table sets forth the high and low closing prices for our common stock for the periods indicated. The prices set forth below represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions. All stock prices included in the following table are adjusted for the 2-for-1 forward split of our common stock in the form of a dividend effected on September 27, 2016.

	High		Low
Fiscal Year Ended March 31, 2015
Quarter ended June 30, 2014 (1)	$	n/a	$	n/a
Quarter ended September 30, 2014 (1)	$	n/a	$	n/a
Quarter ended December 31, 2014 (1)	$	n/a	$	n/a
Quarter ended March 31, 2015 (1)	$	n/a	$	n/a

Fiscal Year Ended March 31, 2016
Quarter ended June 30, 2015 (1)	$	n/a	$	n/a
Quarter ended September 30, 2015		$2.98		$2.35
Quarter ended December 31, 2015		$4.45		$2.73
Quarter ended March 31, 2016		$5.00		$2.50

Fiscal Year Ended March 31, 2017
Quarter ended June 30, 2016 (1)	$	n/a	$	n/a
Quarter ended September 30, 2016		$5.20		$5.00
Quarter ended December 31, 2016		$20.00		$5.20
Quarter ended March 31, 2017 (1)	$	n/a	$	n/a

(1)      No trades were reported during the periods indicated.

Number of Holders

As of June 9, 2017, there were 307 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers. The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock to date and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Other than as set forth below and as disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since April 1, 2016 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuance of Shares and Warrants

During the fiscal quarter ended March 31, 2017, we issued an aggregate of 2,308,038 shares of our common stock to investors in consideration of an aggregate of $21,705 as a result of the exercise of 2,308,038 warrants at exercise prices between $0.005 and $0.010 per share.

On April 5, 2017, we issued an aggregate of 535,000 shares of our common stock to investors in consideration of an aggregate of $5,350 as a result of the exercise of 535,000 warrants at an exercise price of $0.01 per share.

On May 3, 2017, we issued an aggregate of 275,000 shares of our common stock to investors in consideration of an aggregate of $2,750 as a result of the exercise of 275,000 warrants at an exercise price of $0.01 per share.

On May 4, 2017, we issued an aggregate of 37,500 shares of our common stock to investors in consideration of an aggregate of $375 as a result of the exercise of 37,500 warrants at an exercise price of $0.01 per share.

On May 24, 2017, we issued an aggregate of 100,000 shares of our common stock to investors in consideration of an aggregate of $1,000 as a result of the exercise of 100,000 warrants at an exercise price of $0.01 per share.

Issuance of Promissory Notes to Related Parties

On February 21, 2017, the Company issued a 6% unsecured note payable to Trinad Capital Master Fund to convert aggregate principal and interest of $3,581,077 under the First and Second Senior Notes with Trinad Capital Master Fund. This note is due March 31, 2018. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the investor will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, Trinad Capital Master Fund received an aggregate of 1,790,538 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share.

Issuance of Shares to Related Parties

On January 24, 2017, we issued 350,000 shares of our common stock to Arthur Indursky, Chief Advisor to Mr. Ellin, our Executive Chairman and President, in consideration of him providing various strategic and other consulting services to us under his consulting agreement. Arthur Indursky is the father of Blake Indursky, our Chief Business Officer and Executive Vice President.

We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. The sales of these securities were made without any general solicitation or advertising.

Issuances of Shares to Employees, Directors, Advisors and Consultants

During the fiscal quarter ended March 31, 2017, we issued an aggregate of 772,615 shares of our common stock valued at $1.67 per share as fees to our employees, directors, advisors and/or consultants.

On April 4, 2017, we issued an aggregate of 22,500 shares of our common stock valued at $1.67 per share as fees to our employees, directors, advisors and/or consultants.

On April 12, 2017, we issued 300,000 shares of our common stock valued at $1.67 per share as fees to an employee.

On May 3, 2017, we issued 400,000 shares of our common stock valued at $1.67 per share as fees to an employee.

On May 19, 2017, we issued 15,000 shares of our common stock valued at $1.67 per share as fees to a third party.

We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated under the Securities Act as offers and sales of securities under contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ― Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6.	Selected Financial

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Annual Report. The following discussion and analysis covers periods prior to our acquisition of certain operating assets of Wantickets, and does not reflect the impact such acquisition will have on us. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Item 1A. Risk Factors” and other sections in this Annual Report.

Business Overview

We are one of the world’s only premium internet networks devoted to live music and music-related video content. We intend to fill a market void by becoming a central content, information and transaction hub for music consumers and industry stakeholders around the world.

Since our launch in 2015, we have sought to become the singular online destination for music fans to enjoy premium live performances from music venues and leading music festivals around the world, as well as premium original content, artist exclusives and industry interviews. We have live streamed music festivals such as Rock in Rio, Outside Lands Music and Arts Festival and Hangout Music Festival, and our platform has featured performances and content from over 170 of the most popular artists in various music genres.

Our content strategy includes continuing to aggregate content from Content Providers, including live event, catalog, original, partnered and co-branded, and curated content. Our platform engagement strategy is to build a compelling online experience for our users, anchored by a pioneering website and our LXL App. By executing the above strategies, we are creating a platform that is dedicated to live music and has the breadth and depth of content to reach and be relevant to a global audience of all ages.

Key Factors Affecting our Business

There have been significant changes in the music industry over the last several years. Live music, digital music streaming and online video streaming are large and growing components of the music industry. In 2016, live music revenues exceeded $19 billion in ticket revenue, and sponsorship revenue exceeded $5 billion. In 2016, digital music streaming revenue exceeded $5 billion with over 100 million paid subscribers, which has grown from 19 million in 2012. The online video streaming business is expected to have generated over $19 billion in revenue in 2016 and has experienced over 19% growth since 2015. The number of paid subscribers at another online video streaming provider has grown from 33 million in 2012 to over 90 million in 2016. As physical and digital sales have declined, the live music business now represents the majority of the industry’s revenue. We intend to grow our business by aggregating music content and converting views to advertising revenue, subscription revenue and related revenue such as e-commerce. We expect LXL Studios to develop original content and be a source of additional revenue.

Key Operating Metrics

In connection with the management of our businesses we identify, measure and assess a variety of key metrics. The principal metrics we will use in our business are set forth below.

Number of Viewers/Views — to assess our ability to attract advertising and sponsorship revenue and convert viewers to users, subscribers and purchasers of related products.

Number of Subscribers — to provide insight into our recurring revenue and our success in converting users to subscribers.

Advertising Revenue — to measure success in attracting advertisers.

Hours of Content — to determine how certain content relates to viewers and conversion rate to subscribers.

Results of Operations

As of March 31, 2017, we had an accumulated deficit of $28,095,890. We anticipate that we will continue to incur substantial losses over the next 12 months. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended March 31, 2017 as Compared to the Year Ended March 31, 2016

Revenues ― We had $225,000 in revenues for the fiscal year ended March 31, 2017, and no revenues for the fiscal year ended March 31, 2016. The revenues consisted entirely of a license fee paid to LXL for the production of a live video event.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of outside services, advertising, public relations and travel and entertainment expenses. Selling, general and administrative expenses for the fiscal year ended March 31, 2017 increased by $1,730,801 to $5,349,801, as compared to $3,619,000 for the prior year, which primarily reflects an increase in operating costs incurred by us during the fiscal year ended March 31, 2017.

Management Services, Related Parties ― Management services provided by related parties consisted of management fees paid and accrued by us under agreement with Trinad Management. For each of the fiscal years ended March 31, 2017 and March 31, 2016, we incurred management fees to Trinad Management of $360,000.

Other Income (Expense) ― Other (expense) increased by $8,996,973 to $(8,764,918) for the fiscal year ended March 31, 2017, as compared to Other Income of $232,055 for the fiscal year ended March 31, 2016. Interest expense increased by $333,654 to $512,152 for the fiscal year ended March 31, 2017, as compared to $178,497 for the fiscal year ended March 31, 2016. We also recorded $2,002,977 and $0 as the fair value of warrants issued in consideration of note extension and inducement to convert, $3,248,948 and $0 as fair value of warrants and beneficial conversion features on debt conversion and $136,936 and $0 as fair value of beneficial conversion features for the fiscal year ended March 31, 2017 and 2016, respectively. Other (expense) also includes the loss incurred in connection with the sale of our 50% interest (“OCHL Interest”) in Obar Camden Holdings Limited (“OCHL”). For the fiscal year ended March 31, 2017 and 2016, we recorded earnings of $132,832 and $410,553, respectively, as our share of earnings of OCHL through November 24, 2016 (the date we sold our OCHL Interest). The decrease for the fiscal year ended March 31, 2017 over the same period in 2016 was due to an increase in operating costs of KOKO. We recorded a loss of $2,790,073 and a write-off of note receivable from a related party of $213,331 for the fiscal year ended March 31, 2017 as the result of the sale of our OCHL Interest, as compared to $0 for the fiscal year ended March 31, 2017.

Net Loss ― Net loss for the fiscal year ended March 31, 2017 increased by $10,502,775 to $14,249,719, as compared to $3,746,944 in the fiscal year ended March 31, 2016, which primarily reflects an increase in our selling, general and administrative expenses, an increase in interest expense, the cost of warrants and beneficial features related to certain convertible notes and a loss incurred by us in connection with the sale of our OCHL Interest.

Liquidity and Capital Resources

As of March 31, 2017, we had total assets of $1,556,205, comprised primarily of cash of $1,477,229, prepayments of $21,569 and net property and equipment of $57,407. We sold our former principal asset, our investment in OCHL, during the year March 31, 2017, and therefore our principal asset as of March 31, 2017 was cash in the amount of $1,477,229. This compares with total assets of $5,218,308 as of March 31, 2016, comprised primarily of cash of $36,898, prepayments of $15,995, net property and equipment of $62,569 and note receivable related party of $213,331. Our principal asset at such time, our former 50% investment interest in OCHL, was valued at $4,889,515 as of March 31, 2016.

We had current liabilities of $4,729,689 comprised of accounts payable and accrued liabilities of $542,035, short-term note of $277,270, a shareholder note payable of $3,603,446, current portion of unsecured convertible notes, net of discount of $67,858 and management services obligations to a related party of $239,080, as of March 31, 2017. This compares with current liabilities of $4,877,311, comprised of accounts payable and accrued liabilities of $481,412, short-term note of $262,042 amounts due to a related party of $117,124, accrued interest due to a related party of $232,733, note payable due to a related party of $2,784,000, and management services obligations to a related party of $1,000,000, as of March 31, 2016.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for festivals, cost of employees, management services, professional fees, consultants and travel. After the completion of the Public Offering, cash will primarily be used to fund the growth of our business, including the cash portion of acquisitions, cost of increasing the management team, infrastructure costs, expenses related to licensing new festivals, concerts and other venues, production costs for original content, marketing and promotion and technical costs.

During the year ended March 31, 2017, Trinad Capital advanced to us $370,100 under the terms and conditions of the Second Senior Note, and we received $2,182,274 from the sale of our OCHL Interest. We also received $1,385,000 through issuance of eight 6% unsecured convertible notes payable during the year ended March 31, 2017. Subsequent to the period ended March 31, 2017 the Company issued eight, 6% unsecured notes payable to investors for total cash principal of $1,595,000, and during April 2017, we paid the remaining $250,000 outstanding under the Management Agreement with Trinad Capital, dated as of September 23, 2011. We believe we have adequate cash resources to continue our operations through September 2017.

We depend upon debt and/or equity financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations.

Content Payment Commitments

Currently, we are obligated under four licenses, production and/or distribution agreements to make guaranteed payments as follows: $710,000 for the fiscal year ended March 31, 2018, $515,000 for the fiscal year ended March 31, 2019, and $25,000 for the fiscal year ended March 31, 2020, assuming all planned events occur in the future as anticipated and subject to certain conditions. The agreements also provide for a revenue share of 35-50% of net revenues. In addition, there are two other agreements that provide for revenue share of 50% of net revenues, but no guaranteed payments. If the events do not occur as planned and/or we do not undertake production of such events, or if the revenue from these events does not allow us to recover our production costs, no additional liability for additional payments or promotional right will remain.

Internal Control Over Financial Reporting

In connection with the audits of our financial statements for the fiscal years ended March 31, 2017 and 2016, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2017:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	lack of independent audit committee of our board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements.

Prior to hiring Mr. Gold as our Chief Financial Officer in April 2017, we outsourced the functions of the principal financial officer on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls. We believe that these material weaknesses primarily related, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

Additionally, we currently do not have an internal audit group nor an Audit Committee of our board of directors, and we will eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. We plan to take a number of actions to correct material weaknesses in our internal controls, including establishing an Audit Committee of our board of directors comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We hired Mr. Gold as a first step in building out our accounting department.

Going Concern

Our financial statements included elsewhere in this Annual Report have been prepared assuming that we will continue as a going concern, and which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our consolidated financial statements, we had a stockholders’ deficit of $3,405,692 at March 31, 2017, and incurred a net loss of $14,249,719, and utilized net cash of $3,123,169 in operating activities for the fiscal year ended March 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our management estimates that the current funds on hand will be sufficient to continue operations through September 30, 2017. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business, including as part of this offering. The proceeds of the Public Offering will allow us to continue our operations without a going concern qualification, however, we can give no assurances that such offering will be completed. Furthermore, no assurance can be given that any other future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results and that require the most difficult, subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The estimates that we make include assumption as a going concern, fair value of long-lived assets, valuation allowance for deferred tax assets and estimates and assumptions used in valuation of equity instruments. Estimates are based on historical experience, where applicable or other assumptions that management believes are reasonable under the circumstances. We have identified the policies described in Note 2 - Significant Accounting Policies and Practices to our consolidated financial statements as our critical accounting policies. However, actual results may differ from those estimates under different assumptions or conditions.

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

Stock-Based Compensation

We periodically issue restricted stock and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for restricted stock and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. We account for restricted stock and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. In certain circumstances where there are no future performance requirements by the non-employee, restricted stock and warrants grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our warrant grants is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the warrants and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended.

Recent Accounting Policies

See Note 2 — Significant Accounting Policies and Practices to our consolidated financial statements included elsewhere in this Annual Report, for our discussion of recent accounting policies.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Loton, Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Loton, Corp and Subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss and utilized cash flows in operations, and at March 31, 2017 had a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

June 14, 2017

Loton, Corp

Consolidated Balance Sheets

	March 31,	March 31,
Assets	2017	2016
Current Assets
Cash and cash equivalents	$1,477,229	$36,898
Prepaid expense	21,569	15,995
Total Current Assets	1,498,798	52,893
Other Assets
Fixed assets, net	57,407	62,569
Investment in OCHL	-	4,889,515
Note receivable - related party	-	213,331
Total Assets	$1,556,205	$5,218,308

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$542,035	$481,412
Note payable	277,270	262,042
Due to related parties	-	117,124
Accrued interest, related party	-	232,733
Note payable, shareholder	3,603,446	2,784,000
Current portion of unsecured convertible notes, net of discount	67,858	-
Services payable, related party	239,080	1,000,000
Total Current Liabilities	4,729,689	4,877,311
Unsecured convertible notes - related party, net of discount	11,668	-
Unsecured convertible notes, net of discount and current portion	220,540	110,273
Total Liabilities	4,961,897	4,987,584

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 103,996,974 and 91,996,976 shares issued and outstanding, respectively	103,997	91,997
Additional paid in capital	24,586,201	13,984,898
Accumulated deficit	(28,095,890)	(13,846,171)
Total stockholders' equity (deficit)	(3,405,692)	230,724
Total Liabilities and Stockholders’ Equity (Deficit)	$1,556,205	$5,218,308

The accompanying notes are an integral part of these consolidated financial statements.

Loton, Corp

Consolidated Statements of Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2017	2016

Revenue	$225,000	$-

Operating expenses:
Selling, general and administrative	5,349,801	3,619,000
Related party expenses	360,000	360,000
Total operating expenses	5,709,801	3,979,000

Loss from operations	(5,484,801)	(3,979,000)

Other income (expense):
Interest expense, net	(512,152)	(178,498)
Other income	6,667	-
Fair value of warrants issued for note extension and inducement to convert	(2,002,977)	-
Earnings from investment in OCHL	132,832	410,553
Fair value of warrants and beneficial conversion features on debt conversion	(3,248,948)	-
Fair value of beneficial conversion feature	(136,936)	-
Impairment of note receivable - related party	(213,331)	-
Loss on sale of investment in OCHL	(2,790,073)	-
Total other income (expense)	(8,764,918)	232,055

Net loss	$(14,249,719)	$(3,746,944)

Net loss per share – basic and diluted	$(0.15)	$(0.04)

Weighted average common shares – basic and diluted	97,596,206	90,082,796

The accompanying notes are an integral part of these consolidated financial statements.

Loton, Corp

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended March 31, 2017 and 2016

	Common stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Stock	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2015 (as restated)	88,269,976	$88,270	$12,414,268	$(10,099,227)	$2,403,311
Shares issued for cash	762,500	763	611,737	-	612,500
Shares issued for services and advisory board	1,802,000	1,802	854,698	-	856,500
Shares issued for warrants	1,162,500	1,162	4,651	-	5,813
Debt discount	-	-	99,544	-	99,544
Net loss	-	-	-	(3,746,944)	(3,746,944)
Balance as of March 31, 2016	91,996,976	91,997	13,984,898	(13,846,171)	230,724
Shares issued for cash	550,000	550	1,374,450	-	1,375,000
Fair value of shares issued for services	1,578,720	1,579	2,278,010	-	2,279,589
Shares issued upon exercise of warrants	9,665,360	9,665	38,458	-	48,123
Shares issued upon debt conversion	205,918	206	205,712	-	205,918
Fair value of warrants and beneficial conversion features as valuation discount			1,315,812		1,315,812
Fair value of warrants and beneficial conversion features on debt conversion			3,248,948		3,248,948
Fair value of warrants issued for note extension and inducement to convert			2,002,977		2,002,977
Fair value of beneficial conversion feature			136,936		136,936
Net loss	-	-	-	(14,249,719)	(14,249,719)
Balance as of March 31, 2017	103,996,974	$103,997	$24,586,201	$(28,095,890)	$(3,405,692)

The accompanying notes are an integral part of these consolidated financial statements.

Loton, Corp

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(14,249,719)	$(3,746,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,115	6,336
Common stock issued for services	2,279,589	856,500
Amortization of debt discount	251,750	9,817
Fair value for beneficial conversion feature	136,936	-
Fair value of warrants and beneficial conversion features on debt conversion	3,248,948	-
Fair value for warrants issued for note extension and inducement to convert	2,002,977	-
Equity in earnings of OCHL	(132,832)	(410,553)
Loss on sale of investment in OCHL	2,790,073	-
Impairment of note receivable	213,331	-
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(5,574)	(15,185)
Decrease/(Increase) in accrued interest	252,517	15,779
Decrease/(Increase) in accounts payable and accrued liabilities	64,720	284,308
Net cash used in operating activities	(3,123,169)	(2,999,942)

Cash Flows from Investing Activities:
Purchases of fixed assets	(18,953)	(58,013)
Sale of investment	2,182,274	-
Note receivable, former affiliate	-	281,418
Net cash provided by investing activities	2,163,321	223,405

Cash Flows from Financing Activities
Proceeds from notes payable, related party	820,100	1,959,000
Repayment of note payable, related party	(450,000)	-
Proceeds from convertible notes	1,385,000	200,000
Repayment of convertible notes, related party	(55,000)	-
Proceeds from convertible notes, related party	105,000	-
Proceeds from warrant exercise	48,123	-
Proceeds from issuance of common stock	1,375,000	618,314
Repayment of services payable, related party	(750,000)	-
Proceeds from loans, related party	(78,044)	-
Net cash provided by financing activities	2,400,179	2,777,314

Net Increase/(Decrease) in cash	1,440,331	777

Cash, beginning of period	36,898	36,121

Cash, end of period	$1,477,229	$36,898

Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants and beneficial conversion features issued as valuation discount	$1,315,814	$-
Conversion of accrued interest on first and second senior notes into unsecured convertible note	$430,565	$-
Common stock issued upon conversion of note payable	$205,918	$-

The accompanying notes are an integral part of these consolidated financial statements.

Loton, Corp

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2017 and 2016

Note 1 – Organization, Operations and Basis of Presentation

Business and Operations

Loton, Corp (“we,” “our” or the “Company”) was incorporated under the laws of the State of Nevada on December 28, 2009. LiveXLive, Corp. (“LiveXLive”), its wholly owned subsidiary, was incorporated under the laws of the State of Delaware on February 24, 2015. The Company is one of the world's only premium internet networks devoted to live music and music-related video content. Since LiveXLive's launch in 2015, it has been building an online destination for music fans to enjoy premium live performances from music venues and leading music festivals around the world, such as Rock in Rio, Outside Lands Music and Arts Festival and Hangout Music Festival, as well as premium original content, artist exclusives and industry interviews. The LiveXLive platform has featured performances and content from some of the most popular artists in various music genres, including Rihanna, Katy Perry, Radiohead, Metallica, Duran Duran, Chance The Rapper, Bruce Springsteen, Major Lazer and Maroon 5.

Forward Stock Split

In September 2016, the Company’s Board of Directors declared a 2-for-1 forward stock split of the Company’s common stock in the form of a dividend. All shares and per-share amounts have been restated as of the earliest period presented to reflect the stock split.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company had a stockholders’ deficit of $3,405,692 at March 31, 2017, incurred a net loss of $14,249,719, and utilized net cash of $3,123,169 in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through September 2017. The Company’s ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business, including a public offering. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it. Even if we are able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. Furthermore, no assurance can be given that a public offering will be consummated.

Note 2 - Significant Accounting Policies and Practices

Revenue Recognition Policy

The Company recognizes revenue from its live events and show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in impairment testing of long term assets, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services and issued with convertible notes, and recognition of deferred tax assets. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
LiveXLive Tickets, Inc.	Delaware	April 24, 2017	100%

LXL Studios, Inc.	Delaware	July 15, 2016	100%

LiveXLive, Corp.	Delaware	February 24, 2015	100%

KOKO (Camden) Holdings (US), Inc.	Delaware	March 17, 2014	100%

KOKO (Camden) UK Limited	England and Wales	November 7, 2013	100%

The Company’s consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended, except for LiveXLive Tickets, Inc., as it was formed after March 31, 2017. All inter-Company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. The FASB ASC establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable and convertible notes approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

Investment in Unconsolidated Subsidiary Under the Equity Method

The Company accounts for investments in which the Company owns more than 20% of the investee using the equity method in accordance with ASC Topic 323, Investments — Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the investee at cost, and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

Stock-Based Compensation

The Company periodically issues restricted stock and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for restricted stock and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for restricted stock and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. In certain circumstances where there are no future performance requirements by the non-employee, restricted stock and warrants grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's warrant grants is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods. In light of the very limited trading of our common stock, market value of the shares issued was determined based on the then most recent price per share at which we sold common stock in a private placement during the periods then ended.

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

At March 31, 2017 and 2016, the Company had 150,000 and 3,600,000 warrants outstanding, respectively, and 3,028,325 and 410,260 shares issuable for our convertible notes payable, respectively, which were excluded from the loss per share calculation, as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Equity Investment in OCHL

On April 28, 2014, the Company acquired a 50% equity interest in Obar Camden Holdings Limited (“OCHL”), an entity that owns Obar Camden Limited (“OCL”), a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO, located in Camden, London. KOKO provides live shows, club nights, corporate and other events. The Company acquired its 50% interest through the issuance of 58,000,000 shares of its common stock to the seller, JJAT Corp. (“JJAT”), a Delaware corporation wholly owned by Mr. Robert Ellin, the Company’s Executive Chairman, President, director and principal stockholder, and his affiliates. Since both the Company and JJAT were controlled by Mr. Ellin at the time of this transaction, the transaction was accounted for as a transaction between related parties at the related parties’ original basis. Accordingly, the Company recorded the equity method investment at $4.2 million which is JJAT’s historical basis in OCHL.

As part of the transaction, the Company was to be reimbursed $494,750 by OCHL for legal and other acquisition costs incurred in relation to the acquisition of the 50% interest, which obligated was evidenced by a promissory note. As of March 31, 2016, the outstanding advance and any interest due thereunder to the Company was $213,331.

The Company and the various parties to the agreement had certain disputes. On September 22, 2016, Mr. Olly Bengough, the Company’s former Chief Executive Officer and director (“Bengough”), entered into a Settlement Agreement (the “Settlement Agreement”) with the Company and Mr. Ellin. On November 24, 2016, $2,182,274 was paid to the Company as the final sale price and the rest of the transactions contemplated under the Settlement Agreement were automatically consummated (including the Company’s sale of its interest in OCHL to Bengough). As a result, the Company recognized a loss of $2,790,073 for the remaining investment balance. As part of such transactions, Bengough was released from his obligation under the note described above and therefore, the Company recognized a loss on impairment of the note of $213,331 (See Note 10).

As of November 24, 2016, the change in the investment in the affiliate was as follows:

Balance as of March 31, 2015	$4,478,962
50% share of net income for the period	410,553
Balance as of March 31, 2016	4,889,515
50% share of net income for the period	132,832
Balance as of November 24, 2016	5,022,347
Proceeds received	(2,182,274)
Liability extinguished	(50,000)
Loss recognized	$2,790,073

Net income from OCHL for the period from April 1, 2016 through November 24, 2016, and the fiscal year ended March 31, 2016, was as follows:

	Period from April 1, 2016 to November 24, 2016	Fiscal Year Ended March 31, 2016
Revenue	$3,921,204	$6,754,707
Cost of revenue	546,480	920,667
Gross profit	3,374,724	5,834,040

Operating expenses
Selling, general and administrative	2,893,306	4,613,058
Depreciation and amortization	74,828	133,106
Total operating expenses	2,968,134	4,746,164
Income from operations before other expenses	406,590	1,087,876

Other expenses
Interest	28,002	45,997

Income before provision for taxes	378,588	1,041,879

Taxes	112,924	220,773
Net income	$265,664	$821,105

The carrying amounts of the major classes of assets and liabilities of OCHL as of March 31, 2016 was follows

March 31, 2016
Assets
Current assets
Cash and cash equivalents	$386,009
Accounts receivable	24,743
Inventory	62,548
Prepaid expenses and other current assets	533,128
Total current assets	1,006,429

Other assets
Property and equipment, net of accumulated depreciation	867,975
Total assets	$1,874,205

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$514,488
Taxes payable	410,504
Notes payable, current	207,978
Other accrued liabilities	460,290
Total current liabilities	1,593,210
Deferred rent – noncurrent	937,459
Total liabilities	2,530,669

Shareholders deficit	(656,464)

Total Liabilities and Shareholders’ Deficit	$1,874,205

Note 4 — Property and Equipment

Property and equipment at March 31, 2017 and 2016 was as follows:

	March 31, 2017	March 31, 2016
Production equipment	$51,304	$51,304
Computer equipment	42,078	23,125
Total property and equipment	93,382	74,429

Accumulated depreciation	(35,975)	(11,860)
Property and equipment, net	$57,407	$62,569

Depreciation expense was $24,115 and $6,336 for the years ended March 31, 2017 and 2016, respectively.

Note 5 — Notes Payable to Major Stockholder

As of March 31, 2017 and 2016, the Company had the following outstanding notes payable to Trinad Capital Master Fund (“Trinad Capital”), a fund wholly owned by Mr. Ellin, the Company’s Executive Chairman, President, director and principal stockholder, for both short and long term working capital requirements:

	March 31, 2017	March 31, 2016
(A) First Senior Note	$-	$1,000,000
(B) Second Senior Note	-	1,784,000
(C) 6% Unsecured Convertible Note	3,603,446	-
Total	$3,603,446	$2,784,000

(A) First Senior Note — Trinad Capital Master Fund

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

At the time the First Senior Note was made, Trinad Capital advanced $700,000 to the Company and had accrued $70,151 in unpaid interest. Pursuant to the terms of the Senior Note, all outstanding unpaid principal and accrued interest was originally due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the First Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the First Senior Note. Subsequent to the making of the First Senior Note:

●	On January 27, 2015, the Company and Trinad Capital entered into an amendment to the First Senior Note, effective as of December 31, 2014, pursuant to which: (1) the term of the First Senior Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in such equity financing;

●	On February 5, 2015, the Company and Trinad Capital amended and restated the First Senior Note, effective as of December 31, 2014, to eliminate the convertibility feature of the note was eliminated in its entirety; and

●	On April 21, 2016, the First Senior Note was further amended to extend its maturity date to June 30, 2017, or such later date as Trinad Capital may agree to in writing. For extending the due date of the First Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 1,144,986 shares of its common stock, with an exercise price of $0.005 per share and expiration date of April 21, 2020. During the fiscal year ended March 31, 2017, these warrants were fully exercised. The aggregate fair value of the 1,144,986 warrants were valued at $567,282 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The maturity date extension was considered to be a debt restructuring that is accounted for as a debt extinguishment. Therefore, the value of the warrants was expensed as of April 21, 2016.

On February 21, 2017, the First Senior Note and accrued interest totaling $1,197,897 were converted into a 6% convertible unsecured convertible note discussed below. As of March 31, 2017 and 2016, $0 and $1,000,000 of principal was outstanding under the First Senior Note, respectively. Accrued interest of $0 and $140,555 is reflected on the consolidated balance sheet as accrued interest payable, related party as of March 31, 2017 and 2016, respectively.

(B) Second Senior Note — Trinad Capital Master Fund

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. During the year ended March 31, 2016, Trinad Capital made advances to the Company totaling $1,784,000. Subsequent to the making of the Second Senior Note:

●	On July 10, 2015, the Second Senior Note was amended and restated to increase the principal amount from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances;

●	On November 23, 2015, Second Senior Note was amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000; and

●	On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 2,207,768 shares of its common stock, with an exercise price of $0.005 per share and expiration date of April 21, 2020. During the fiscal year ended March 31, 2017, these warrants were fully exercised. The aggregate fair value of the 2,207,768 warrants issued upon extension of the note were valued at $1,093,832 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The maturity date extension was considered to be a debt restructuring that is accounted for as a debt extinguishment. Therefore, the value of the warrants was expensed as of April 21, 2016.

The amount due to Trinad Capital under the Second Senior Note was $1,784,000 at March 31, 2016. During the year ended March 31, 2017, Trinad Capital made additional advances to the Company under the Second Senior Note totaling $820,100. The Company also made repayments of the Second Senior Note totaling $450,000 during year ended March 31, 2017. On February 21, 2017, the Second Senior Note and accrued interest totaling $2,383,180 were converted in a 6% unsecured convertible note discussed below. As of March 31, 2017 and 2016, $0 and $2,154,100 of principal was outstanding under the Second Senior Note, respectively. Accrued interest of $0 and $87,048 is reflected on our consolidated balance sheet as accrued interest payable, related party as of March 31, 2017 and 2016, respectively.

(C) 6% Unsecured Convertible Note — Trinad Capital Master Fund

On February 21, 2017, the Company issued a 6% unsecured convertible note payable to Trinad Capital to convert aggregate principal and interest of $3,581,077 under the First and Second Senior Notes with Trinad Capital discussed above. This convertible note is due on March 31, 2018. Before its maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, Trinad Capital will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, Trinad Capital received 1,790,539 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants were exercised on February 28, 2017. The conversion of the First and Second Senior Notes into an unsecured convertible note and warrants was considered to be a debt restructuring that is accounted for as a debt extinguishment. The aggregate relative fair value of the 1,790,539 warrants issued to the noteholder was determined to be $1,624,474 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2016, the effective conversion price was $0.91, and the market price of the shares on the date of conversion was approximately $1.67 per share. As such, the Company recognized a beneficial conversion feature of $1,624,474. The relative fair value of the warrants and the note’s beneficial conversion feature totaling $3,248,948 was expensed as of March 31, 2017. At March 31, 2017, the balance of the note and accrued interest were $3,581,077 and $22,369, respectively.

Note 6 — Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to June 30, 2016 or such later date as the lender may agree to in writing. As of March 31, 2017 and 2016, the balance due of $277,270 and $262,040, which includes $34,772 and $19,542 of accrued interest, respectively, was outstanding under the Note, and is currently past due.

Note 7 — Related Party Unsecured Convertible Notes Payable

Related Party Unsecured convertible notes payable at March 31, 2017 and 2016 were as follows:

(A) 6% Unsecured Convertible Note – due September 13, 2018	$-	$-
(B) 6% Unsecured Convertible Note – due on March 31, 2018	50,707	-
Less accumulated amortization of Valuation Discount	(39,039)	-
Net	$11,668	$-

(A) Convertible Note — JJAT

On August 19, 2016, the Company issued a 6% unsecured convertible note payable to a related party for total principal amount of $55,000. This note was due on September 30, 2018. Before its maturity, the noteholder had in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding principal and interest into the same equity securities issued in such qualified equity financing at 75% of the issuance price of the securities in such financing. On December 21, 2016, this note was repaid.

(B) Convertible Note — Marvin Ellin

On January 4, 2017, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $50,000. This note will be due on September 13, 2018. Before its maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 25,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 25,000 warrants issued to the investor was determined to be $22,681 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2017, the effective conversion price was $0.91, and the market price of the shares on the date of conversion was approximately $1.67 per share. As such, the Company recognized a beneficial conversion feature of $22,681. The aggregate value of the warrants and beneficial conversion feature of $45,362 was considered as debt discount upon issuance and will be amortized as interest over the term of the note or in full upon the conversion of the note. During year ended March 31, 2017, the Company amortized $6,323 of such discount to interest expense, and the unamortized discount as of March 31, 2017 was $39,039. As of March 31, 2017, $50,000 of principal and $707 of accrued interest was due under the note.

Note 8 — Unsecured Convertible Notes Payable

Unsecured Convertible notes payable at March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016
(A) 8% Unsecured Convertible Notes – Due on January 19, 2018	$—	$200,000
(B) 6% Unsecured Convertible Notes – Due on September 13, 2018	154,882	—
(C) 6% Unsecured Convertible Notes – Due between January 31, 2018 and September 30, 2018	1,248,267	—
Total	1,403,149	200,000
Less accumulated amortization of Valuation Discount	(1,114,751)	(89,727)
Net	288,398	110,273
Less note payable, current	67,858	—
Notes payable, long-term	$220,540	$100,273

(A)        On January 19, 2016, the Company issued three 8% unsecured convertible notes payable to investors (the “Lenders”) for an aggregate amount of $200,000. These notes were due on January 19, 2018. Before the maturity date, the noteholder had in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $2,500,000 (excluding the amount converting pursuant to the notes) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the Lenders will have the right to convert all outstanding principal and interest into the same equity securities issued in such qualified equity financing at 75% of the issuance price of the securities in such financing. In addition, the Lenders received 400,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share. The warrants were exercised during the year ended March 31, 2017. The aggregate relative fair value of the 400,000 warrants issued to the Lender was determined to be $99,915 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.30%; dividend yield of 0%; volatility rate of 100%; and an expected life of four years (statutory term). The value of the warrants of $99,915 was considered as debt discount upon issuance and was being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During the year ended March 31, 2016, the Company amortized $9,818 of such discount to interest expense, and the unamortized discount as of March 31, 2016 was $89,727.

On June 6, 2016, the Lenders converted $200,000 of principal and $5,918 of interest into 205,918 shares of the Company’s common stock at a conversion price of $1 per share. As the market price of the shares on the date of conversion was approximately $1.67 per share, the Company recognized a beneficial conversion cost of $136,936. As a result of the conversion, the remaining debt discount of $89,727 was fully amortized to interest expense as of the date of conversion.

As an inducement for the conversion, the Lenders were issued 205,920 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share. The aggregate fair value of the 205,920 warrants issued to the Lenders was $341,864 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.20%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). The value of the warrants of $341,864 was considered as additional interest expense upon their issuance. The warrants were exercised immediately into 205,920 shares of the Company’s common stock with net proceeds of $1,030 to the Company.

(B)        On September 14, 2016, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $150,000. This note will be due on September 13, 2018. Before the maturity date, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 150,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share. The aggregate relative fair value of the 150,000 warrants issued to the noteholder was determined to be $93,612 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of September 14, 2016, the effective conversion price was $0.63, and the market price of the shares on the date of conversion was approximately $1.67 per share. As such, the Company recognized a beneficial conversion feature of $56,388. As a result, the Company recorded a note discount of $150,000 to account for the relative fair value of the warrants and the notes’ beneficial conversion feature which will be amortized as interest over the term of the note. During year ended March 31, 2017, the Company amortized $40,741 of such discount to interest expense, and the unamortized discount as of March 31, 2017 was $109,259. As of March 31, 2017, $4,882 accrued interest was added to principal balance.

(C)        Between November 22, 2016 and March 27, 2017, the Company issued seven 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1,235,000. The notes are due on various dates through September 30, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholders received an aggregate of 617,500 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 617,500 warrants issued to the noteholders was determined to be $560,226 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.35-1.53%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $0.91 and the market price of the shares on the date of conversion was approximately $1.67 per share, the Company recognized aggregate beneficial conversion features of $560,226. As a result, the Company recorded a note discount of $1,120,450 to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. During year ended March 31, 2017, the Company amortized $114,961 of such discount to interest expense, and the unamortized discount as of March 31, 2017 was $1,004,590.

Note 9 — Related Party Transactions

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

The total amount of $1,000,000 due to Trinad LLC was reflected as a liability on the accompanying March 31, 2016 balance sheet. Pursuant to the terms of the Management Agreement with Trinad Management, LLC, during March 2017, the Company paid $750,000 of the amount that was due at the end of the three-year term of the Management Agreement. The total amount due at March 31, 2017 was $239,080. The remaining amount was paid in April 2017.

Trinad LLC continues to provide services to the Company at a fee of $30,000 per month on a month-to-month basis. For the years ended March 31, 2017 and 2016, the Company incurred $360,000 of such fees.

Due to Related Parties

As of March 31, 2017 and 2016, amounts due to related parties were $0 and $117,124, respectively, payable to Mr. Ellin, the Company’s Executive Chairman, President, director and principal stockholder. These amounts were provided to the Company for working capital as needed and are unsecured, non-interest bearing advances with no formal terms of repayment.

Rent

During the fiscal years ended March 31, 2017 and 2016, the Company subleased office space from Trinad LLC for no cost to the Company as part of our Management Agreement with Trinad LLC. Management estimates such amounts to be immaterial. The Company anticipates continuing to sublease such space at no cost to it for the foreseeable future. The Company believes that such property is in good condition and is suitable for the conduct of its business.

Note 10 — Commitments and Contingencies

Promotional Rights

The Company acquires promotional rights from time to time that may contain obligations for future payments. During the year ended March 31, 2017, the Company incurred $350,000 in payment obligations for the acquisition of certain promotional rights. As of March 31, 2017, the Company is obligated under two licenses, production and/or distribution agreements to make guaranteed payments as follows: $500,000 for the fiscal year ended March 31, 2018, and $325,000 for the fiscal year ended March 31, 2019. The agreements also provide for a revenue share of 35-50% of capital and net revenues. In addition, there are two other agreements that provide for a revenue share of 50% on net revenues, but no guaranteed payments. If the events do not occur as planned and/or the Company does not undertake production of such events, or if the revenue from these events does not allow the Company to recover its production costs, no additional liability for additional payments or promotional right will remain.

Legal Proceedings

Bengough Settlement

On May 20, 2016, Mr. Oliver Bengough, the Company’s former Chief Executive Officer and director, filed a Petition for Relief (the “Petition”) in the High Court of Justice, Chancery Division (the “Court”) against OCHL, OCL, KOKO UK and Mr. Ellin (collectively, the “Respondents”). In the Petition, Mr. Bengough claimed, among other things, certain breaches of duty by Mr. Ellin in connection with the corporate operations of the Respondents, as well as a “deterioration” of the relationship between the parties. OCHL was formed by OCL’s stockholders for the sole purpose of acquiring all of the registered and contributed capital of OCL, is a 50%-owned subsidiary of the Company and is the former parent of OCL.

On September 22, 2016, Mr. Bengough entered into a Settlement Agreement (the “Settlement Agreement”) with the Respondents and Global Loan Agency Services Limited, as escrow agent (the “Escrow Agent”), relating to the Petition. Pursuant to the Settlement Agreement, the parties agreed, among other things, to (i) the terms of settlement in relation to all facts, matters and allegations raised by the Petition against the Respondents, including disputed liability under a junior promissory note, dated as of April 28, 2014, issued by OCHL and OCL in favor of JJAT, (ii) sell 48,878 ordinary shares and the 2,750 deferred ordinary shares in OCHL owned by the Company to Mr. Bengough on the terms provided in the Settlement Agreement, (iii) resolve certain ancillary matters arising from the past business dealings between Messrs. Ellin and Bengough, and (iv) to consummate the transactions contemplated thereunder and under certain related transaction documents (as defined below) (collectively, the “Settlement Transactions”).

Pursuant to the terms of the Settlement Agreement, on November 24, 2016, Financial Consulting LLP BTG, an independent expert valuation firm engaged to determine the value of the ordinary shares in OCHL, delivered its final valuation report to the parties and that its analysis yielded that the value of the ordinary shares of OCHL is $4,455,833 (£3,612,057), therefore entitling the Company to $2,182,274 (£1,769,029) (or 50% of the value) minus $45,643 (£37,000) (as agreed to by the parties). On December 1, 2016, the Escrow Agent paid to the Company, via the funds deposited by Mr. Bengough, $2,182,274 as the Final Sale Price and the rest of Settlement Transactions were automatically consummated (including the Company’s sale of its OCHL shares to Mr. Bengough).

Blink TV Limited and Northstar Media, Inc.

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against the Company and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. LiveXLive and the Company demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against the Company and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $300,000 in damages.

To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing, on December 23, 2016. On May 11, 2017 the parties agreed to a mediation currently scheduled for June 2017, and a trial date is set for March 2018.

We are currently not aware of any other pending legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Note 11 — Equity Incentive Plan

On August 29, 2016, the Company’s Board of Directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”), which reserves a total of 22,800,000 shares of the Company’s common stock for issuance under the 2016 Plan. Incentive awards authorized under the 2016 Plan include, but are not limited to, incentive Internal Revenue Code of 1986, as amended. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

As of the date of the filing of this Annual Report, no stock options or any shares of common stock have been issued under the 2016 Plan.

Note 12 — Stockholders’ Equity (Deficit)

Sale of Common Stock or Equity Units

During the year ended March 31, 2017, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company sold an aggregate of 550,000 units at a purchase price of $2.50 per share for $1,375,000 in cash proceeds. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.5 (one-half) share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at exercise prices from $0.005 to $0.01 per share.

During the year ended March 31, 2016, the Company entered into securities purchase agreements with accredited investors, pursuant to which the Company agreed to issue an aggregate of 762,500 units at a purchase price of $0.50-1.00 per unit for $612,500 in cash. Each unit consisted of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, exercisable for a period of four years from the date of original issuance at an exercise price of $0.005 per share.

Issuance of Common Stock for Services

During the year ended March 31, 2017, the Company issued 1,578,720 shares of its common stock valued at $2,279,589 to various consultants, including 100,000 shares to a related party valued at $167,000. The Company valued these shares at prices from $0.50 to $1.67 per share based on the most recent prices of the sale of our common stock near the date of grant.

During the year ended March 31, 2016, the Company issued 1,802,000 shares of its common stock valued at $856,500 to various consultants and advisory board members. The Company valued these shares at prices from $0.25 - $0.50 per share based on the most recent prices of the sale of our common stock on the date of grant.

Warrants

On June 2, 2016, the Company issued warrants to acquire 205,920 shares of the Company’s common stock valued at $341,864 as an inducement to convert a convertible note. These warrants, along with 400,000 warrants issued to the noteholder upon issuance of the note, were exercised during the year ended March 31, 2017, at an exercise price of $0.005 per share, resulting in net proceeds to the Company of $3,030.

In April, 2016, the Company issued warrants to Trinad Capital, a related party, to acquire 3,352,754 shares of the Company’s common stock valued at $1,661,114 at an exercise price of $0.005 to extend the maturity dates of the First and Second Senior Notes. These warrants were exercised during the year ended March 31, 2017, at an exercise price of $0.005 per share, resulting in net proceeds to the Company of $16,764.

During the year ended March 31, 2017, the Company issued warrants to purchase aggregate 2,583,038 shares of the Company’s common stock along with various convertible notes. These warrants were valued at $676,518 at an exercise price of $0.01.

During the year ended March 31, 2017, the Company issued warrants to purchase 275,000 shares of the Company’s common stock as part of securities purchase agreements.

During the year ended March 31, 2017, warrants to purchase 9,665,360 shares of common stock were exercised, of which 2,250,000 warrants were exercised on a cashless basis, and the Company received proceeds of $48,123 related to the exercise of the balance of the warrants.

During the year ended March 31, 2016, the Company issued 1,162,500 shares of the Company’s common stock upon exercise of 1,162,500 warrants at an exercise price of $0.005 per share, resulting in net proceeds to the Company of $5,813.

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, April 1, 2016	3,600,000	$0.045	3.21
Granted	1,162,500	0.005	2.21
Exercised	(1,162,500)	0.005	4.24
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2016	3,600,000	0.050	4.16
Granted	6,416,712	0.007	2.91
Exercised	(9,866,712)	0.022	3.15
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2017	150,000	$0.010	2.99
Exercisable, March 31, 2017	150,000	$0.010	2.99

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

While the Company does not currently have any plans for the issuance of preferred stock, the issuance of such preferred stock could adversely affect the rights of the holders of common stock and, therefore, reduce the value of the common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of the common stock until and unless the Company’s Board of Directors determines the specific rights of the holders of the preferred stock; however, these effects may include: restricting dividends on the common stock, diluting the voting power of the common stock, impairing the liquidation rights of the common stock, or delaying or preventing a change in control of the Company without further action by the stockholders.

Note 13 — Income Tax Provision

At March 31, 2017 and 2016, the Company had available federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $15.4 million and $6.8 million for federal income tax purposes, respectively, and $15.4 million and $6.8 million for state income tax purposes respectively. The federal and state net operating loss carryforwards expire in 2037. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

The Company has adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2017 and 2016, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2017 and 2016, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:

	2017	2016
Net operating loss carryforward	$6,152,000	$2,708,000
Stock-based compensation	912,000	343,000
Impairment of note receivable	85,000	-
Loss on sale of investment in OCHL	1,116,000	-
Equity in earnings of OCHL	(53,000)	(164,000)
Total deferred tax assets	8,212,000	2,887,000
Valuation allowance	(8,212,000)	(2,887,000)
Net deferred tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2017	2016
U.S federal statutory income tax	-34.00%	-34.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Permanent differences	-65.52%	-%
Change in valuation allowance	105.32%	39.80%
Effective tax rate	0.00%	0.00%

Note 14 — Subsequent Events

Unsecured Convertible Notes Payable

Subsequent to the period ended March 31, 2017 the Company issued eight, 6% unsecured notes payable to investors for total cash principal of $1,595,000. These notes are due between April 2018 and May 2018. The noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s Common Stock before the maturity date at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholders received warrants to purchase an aggregate of 797,500 shares of the Company’s common stock at an exercise price of $0.01 per share with a relative fair value of $723,533. As of the issuance dates of these notes, the effective conversion price was $0.91, and the market price of the shares on the date of conversion was approximately $1.67 per share. As such, the Company expects to recognize a beneficial conversion feature of $723,533. As a result, the Company expects to record a note discount of $1,447,066 to account for the relative fair value of the warrants and the notes’ beneficial conversion features which will be amortized as interest expense over the term of the notes.

Employment Agreements

In April and May 2017, the Company entered into employment agreements with two officers for a term of two years at an annual salary of $120,000 and $180,000 respectively. In addition, one of the officers was granted 300,000 shares of the Company’s common stock valued at $501,000 that will vest in equal tranches over the 24-month term of the employment agreement. The officer will also receive a bonus of $100,000 upon the closing of an underwritten public offering of the Company’s common stock. The other officer was granted 400,000 shares of the Company’s common stock valued at $668,000 that will vest in increments, with the first tranche of 200,000 shares vesting 12 months from the effective date and the remaining number of shares vesting monthly thereafter, with 100% vesting over the 24-month term of the employment agreement.

Wantickets Acquisition

On May 5, 2017, LiveXLive Tickets, Inc., (“LXL Tickets”) a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (“APA”) with Wantickets and certain other parties, whereby the Company purchased certain operating assets of Wantickets for total consideration of 2,000,000 shares of common stock of the Company valued at $3,340,000 ($1.67 per share) and the assumption of certain liabilities of Wantickets. The Company is in the process of completing the allocation of the purchase price to the assets and liabilities acquired. In connection with the transaction, LXL Tickets entered into employment agreements with key employees of Wantickets for a term of two years each. One officer, Joe Schnaier, the Chief Executive Officer of Wantickets, will receive an annual salary of $220,000 and a bonus of 2,000,000 shares of common stock if LXL Tickets earns net income of $3 million in the twelve months following the effective date of his employment agreement or net income of $4 million in the twelve months thereafter. The other officer will receive an annual salary of $160,000 and receive a number of shares of the Company’s common stock equal to $15,000 each year.

In addition, pursuant to the APA and the Letter Agreement, dated as of May 5, 2017 (the “Letter Agreement”), entered into among the Company, LXL Tickets and Mr. Schnaier, the parties agreed that, commencing May 5, 2017, Mr. Schnaier will promptly pay for all of LXL Tickets’ net losses of its business for each calendar month (or pro rata thereof), up to a total of $100,000 per month, and for any liabilities exceeding $100,000 in the aggregate that arose from April 1, 2017 to May 5, 2017 (inclusive), until the earlier of (x) such time as a public offering is consummated or (b) May 5, 2018 (such earlier date as between clause (x) and (y), the “Funding End Date”), and that any salaries or other payments or amounts due to under the employment agreements described above shall be included in the calculation of the net loss for the applicable period (collectively, the “JS Payment Obligation”). Pursuant to the Letter Agreement, the parties further agreed that all payments made by Mr. Schnaier as part of the JS Payment Obligation shall be deemed to be a loan by Mr. Schnaier to LXL Tickets (the “Loaned Funds”), and that the Company and LXL Tickets shall repay to Mr. Schnaier the total amount of the Loaned Funds within five business days after the Funding End Date; provided that the Company and LXL Tickets may prepay or repay in full the Loaned Funds at any time prior to the Funding End Date without any penalty.

An unaudited pro forma balance sheet as of March 31, 2017 as if the acquisition had occurred as of that date is as follows:

March 31, 2017
(unaudited)
Current Assets
Cash and cash equivalents	$1,477,229
Prepaid expense	21,569
Total Current Assets	1,498,798
Other Assets
Property and equipment, net	175,407
Intangibles	3,222,000
Total Assets	$4,896,205

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$542,035
Note payable	277,270
Note payable, shareholder	3,603,446
Current portion of unsecured convertible notes, net of discount	67,858
Services payable, related party	239,080
Total Current Liabilities	4,729,689
Unsecured convertible notes - related party, net of discount	11,668
Unsecured convertible notes, net of discount and current portion	220,540
Total Liabilities	4,961,897

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 105,996,974 shares issued and outstanding.	105,997
Additional paid in capital	27,924,201
Accumulated deficit	(28,095,890)
Total stockholders' deficit	(65,692)
Total Liabilities and Stockholders’ Deficit	$4,896,205

Unaudited pro forma results of operations for the years ended March 31, 2017 and 2016 as if the acquisition has occurred as of the earliest dates presented are as follows:

	For the Year Ended March 31, 2017	For the Year Ended March 31, 2016
	(unaudited)	(unaudited)
Revenue	$3,972,000	$5,744,000

Cost of revenue	1,147,000	2,052,000

Gross profit	2,825,000	3,692,000

Operating expenses:
Selling, general and administrative	9,479,801	7,297,000
Related party expenses	360,000	360,000
Total operating expenses	9,839,801	7,657,000
Loss from operations	(7,014,801)	(3,965,000)

Other income (expenses)
Interest expense, net	(497,152)	(218,498)
Other income	6,667	-
Fair value of warrants issued for note extension and inducement to convert	(2,002,977)	-
Earnings from investment in OCHL	132,832	410,553
Fair value of warrants and beneficial conversion feature on debt conversion	(3,248,948)	-
Fair value of beneficial conversion feature	(136,936)	-
Impairment of note receivable - related party	(213,331)	-
Loss on sale of investment in OCHL	(2,790,073)	-
Total other income (expenses)	(8,749,918)	192,055

Net loss	$(15,764,719)	$(3,772,945)

Net income (Loss) per common share — basic and diluted	$(0.16)	$(0.04)

Weighted average common shares – basic and diluted	99,596,206	92,082,796

Promotional Rights

Subsequent to March 31, 2017, the Company entered into two license, production and/or distribution agreements to make guaranteed payments as follows: $210,000 for the fiscal year ended March 31, 2018, $190,000 for the fiscal year ended March 31, 2019, and $25,000 for the year ended March 31, 2020. One of the agreements also provides for a revenue share of 50% of net revenues. If the events do not occur as planned and/or the Company does not undertake production of such events, or if the revenue from these events does not allow the Company to recover its production costs, no additional liability for additional payments or promotional right will remain.

Equity Issuances

Subsequent to March 31, 2017, the Company issued an aggregate of 947,500 shares of its common stock to investors in consideration of an aggregate of $9,475 as a result of the exercise of 947,500 warrants at an exercise price of $0.01 per share.

Subsequent to March 31, 2017, the Company issued an aggregate of 737,500 shares of its common stock valued at $1.67 per share as fees to our employees, directors, advisors and consultants.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective because of the material weaknesses described below.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of March 31, 2017. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2017:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	lack of independent audit committee of our board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements.

Prior to hiring Mr. Gold as our Chief Financial Officer in April 2017, we outsourced the functions of the principal financial officer on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily related, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

We plan to take a number of actions to correct these material weaknesses including, but not limited to, establishing an Audit Committee of our board of directors comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We hired Mr. Gold as a first step in building out our accounting department. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequently, on April 12, 2017, we hired Mr. Gold as our Chief Financial Officer.

Item 9B.	Other Information

Subsequent to the period ended March 31, 2017 the Company issued eight, 6% unsecured notes payable to investors for total cash proceeds of $1,595,000. These notes are due between April 2018 and May 2018. The noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock before the maturity date at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholders received warrants to purchase an aggregate of 797,500 shares of the Company’s common stock at an exercise price of $0.01 per share with a relative fair value of $723,533. As of the issuance dates of these notes, the effective conversion price was $0.91, and the market price of the shares on the date of conversion was approximately $1.67 per share. As such, the Company expects to recognize a beneficial conversion feature of $723,533. As a result, the Company expects to record a note discount of $1,447,066 to account for the relative fair value of the warrants and the notes’ beneficial conversion features which will be amortized as interest expense over the term of the notes.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of June 9, 2017:

Name	Age	Position
Executive Officers
Robert S. Ellin	52	Executive Chairman, President, Chairman of the Board and Director
Jerome N. Gold	71	Chief Financial Officer and Executive Vice President
Douglas Schaer	45	Chief Operating Officer
Blake Indursky	45	Chief Business Officer and Executive Vice President
Schuyler Hoversten	35	Chief Revenue Officer
Non-Employee Directors
Jay Krigsman	52	Director

Executive Officers

Robert S. Ellin.  Mr. Ellin has served as our Executive Chairman and President and a director since September 2011. Mr. Ellin formerly served as our Chief Executive Officer from September 9, 2011 to April 30, 2014 and as our Chief Financial Officer from April 26, 2012 until September 30, 2013. Mr. Ellin has more than 20 years of investment and turnaround experience. He is Managing Director and Portfolio Manager of Trinad Capital. Trinad Capital is our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin served as a member of the board of directors from February 2005 to September 2013, and as Executive Chairman from December 2011 to April 2013, of Mandalay Digital Group, Inc. He has also served on the Board of Governors at Cedars-Sinai Hospital in Los Angeles, California since March 2007. Prior to joining Trinad Capital, Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, he spearheaded investments into THQ, Inc., Grand Toys, Forward Industries, Inc. (FORD), Majesco Entertainment and iWon.com. Mr. Ellin also completed a leveraged buyout of S&S Industries, Inc. where he served as President from 1996 to 1998. S&S Industries was one of the largest manufacturers in the world of underwires which had strong partnerships with leading companies including Bally’s, Maidenform, and Sara Lee. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was Manager of Retail Operations at Lombard Securities. Mr. Ellin received his BBA degree from Pace University.

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

Jerome N. Gold.  Mr. Gold has served as our Chief Financial Officer and Executive Vice President since April 2017. From October 2015 to April 2017, Mr. Gold was Managing Director at Pacific Capital Partners LLC, an investment firm arranging debt and equity financing for real estate, technology and entertainment ventures. From July 2013 to April 2017, Mr. Gold served as Chief Executive Officer of Biometrics Technology International Inc., a start-up company which he co-founded, that developed patented authentication and security technology to replace passwords using facial, voice, fingerprint and signature recognition to control access to valuable and confidential information. From July 2011 to June 2013, Mr. Gold served as Chief Executive Officer of Bonded Services, one of the leading providers of asset management services for the media and entertainment market. Mr. Gold has been a music and entertainment executive for the past 37 years, including serving as the Executive Vice President and Chief Financial Officer of Warner Music Group for nearly a decade. In addition to his responsibilities as Warner Music’s Chief Financial Officer, he extended his focus to strategic planning, mergers and acquisitions and joint ventures. Mr. Gold also managed Warner Music’s investment in Columbia House, a direct marketing joint venture with Sony Music, and was a member of the board of directors. Mr. Gold was also a partner at Ernst & Young for 12 years and led the firm’s media and entertainment practice where he was responsible for clients like Time Warner, PolyGram, Boston Ventures and Silver Screen Partners. Mr. Gold received his BBA in Business Administration from Baruch College and passed the Certified Public Accountant exam.

Douglas Schaer.  Mr. Schaer has served as our Chief Operating Officer since May 2017. Mr. Schaer has also been involved with us in an advisory capacity since January 2016, providing strategic guidance and introductions, and in the process crafting and managing effective marketing and operational solutions. An experienced entrepreneur and business strategist, Mr. Schaer specializes in franchise asset development and foundation building in the entertainment and sports genres. From July 2011 to April 2017, Mr. Schaer served as Chief Operating Officer for Hero Ventures, an innovative live entertainment production and touring company. He continues to serve on its board of directors. Prior to launching Hero Ventures, Mr. Schaer co-founded Silent Partner Media, a boutique, creative marketing and consulting firm with a distinctive entertainment, sports and music industry client list, after a long stint as a certified player agent by the Major League Baseball Players Association (since 1998), where he was regarded for his expertise in the niche area of Baseball Salary Arbitration preparation and litigation. Mr. Schaer earned a BA in Government from Wesleyan University, and holds a JD from the University of Southern California Gould School of Law and was admitted to the California Bar.

Blake Indursky.  Mr. Indursky was appointed as our Executive Vice Chairman and Senior Vice President of Operations on October 6, 2015, which title was changed to Chief Business Officer and Executive Vice President on May 7, 2016. Mr. Indursky was a member of our Advisory Board from August 2015 until October 2016. Mr. Indursky has over 20 years of experience as an executive in various music and technology companies. Mr. Indursky was President of Flying Point Ventures, LLC, a brand marketing, live event, and online and emerging technology advisory firm, from 2009 to 2014. Between 2006 and 2008, Mr. Indursky was Director Acquisitions for RAL Companies where he purchased New York properties for development of luxury residential apartments and condominiums. Prior to that, Mr. Indursky served as Vice President of Sony Music Entertainment from 2001 to 2004 and was employed in various executive capacities with Sony Music since 1991. Mr. Indursky is a member of both the New York and New Jersey State Bars and received a JD in Law from Hofstra University and a BA in Liberal Arts from American University.

Schuyler Hoversten.  Mr. Hoversten has served as LiveXLive’s Chief Revenue Officer since October 2015 and our Chief Revenue Officer since May 2017. Mr. Hoversten has over 10 years of business and revenue development experience on his side, having previously served as the Director of Revenue Development for the Los Angeles Dodgers from 2009 to 2014. He previously served as Vice President of Business Development for the Colorado Crush Arena Football Team working directly for Hall of Fame Quarterback and entrepreneur, John Elway. Prior to joining our team, Mr. Hoversten served as the Team President of the LA KISS arena football team from 2013 to 2015 and reported directly to, and leveraged the brands of, iconic artists like Gene Simmons and Paul Stanley. At LA KISS, Mr. Hoversten oversaw all aspects of the business, including sponsorship, ticketing, game day operations, marketing and merchandise. He has a BA in Marketing from University of Colorado Boulder.

Non-Employee Directors

Jay Krigsman.  Mr. Krigsman has served as a director of our Company since April 26, 2012. Mr. Krigsman has been the Executive Vice President and Asset Manager of The Krausz Companies since 1992, where he assists in property acquisitions, oversees the company’s property management team and is responsible for developing and implementing strategic leasing programs. Prior to joining The Krausz Companies, Mr. Krigsman had the senior leasing responsibilities for Birtcher Development Co. Mr. Krigsman holds a Certified Commercial Investment Member designation from the CCIM Institute, a Sr. Certified Leasing Specialist designation from the International Council of Shopping Centers and holds a California Real Estate Broker’s License. Mr. Krigsman currently serves on the board of directors of Trinad Capital, our principal stockholder. Mr. Krigsman received a BA in Business Administration from the University of Maryland.

Our board of directors has concluded that Mr. Krigsman is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based on, among other factors, his professional background and experience in acquisitions and management and him being the Executive Vice President and Asset Manager of The Krausz Companies for over 20 years.

Key Employees and Consultants

Phil Quartararo — President , LiveXLive — former head of several major record labels, including serving as President of both Warner Bros Records and EMI; credited with launching Virgin Records America including helping launch careers for artists such as Lenny Kravitz, Coldplay and Janet Jackson.

Peter Malkin — Senior Vice President of Artist Relations — veteran talent manager and artists and repertoire executive who has overseen platinum-selling artists such as The Fugees, Wyclef, Lauryn Hill, Joan Osborne, and Vanessa Carlton; most recently ran talent relations for Live Nation, specifically focusing on digital and livestreaming initiatives.

Arthur Indursky — Chief Advisor to the Executive Chairman and President — prominent media, entertainment and tech industry attorney and advisor; founding partner of a well-regarded law firm, which began in the mid-1970s as Grubman & Indursky, a boutique music industry law firm.

James Lefkowitz — Co-President , LXL Studios — Executive Producer of Emmy Award winning documentary “When The Garden Was Eden” and Golden Globe nominated “Love and Mercy”; Previously President and Chief Operating Officer of Mandalay Media, an agent at CAA, a film financier at Cantor Fitzgerald and an executive at The Walt Disney Studios.

Roger Mincheff — Co-President , LXL Studios — Big Boots founder formerly ran Relativity Medias digital studio division; previously the President of Myspace Entertainment and Senior Vice President of Branded Entertainment for Fox Filmed Entertainment, where he helped launch Fox Digital Studios.

Advisory Board

To complement our management team and board of directors, our Company features an active Advisory Board, each of whom are renowned in their respective fields and are considered thought leaders in the entertainment industry by their peers, further enhance our credibility and provide invaluable strategic guidance and introductions to the Company. Members of the Advisory Board serve for a one-year term and in consideration for their services receive certain equity awards. The Advisory Board is available to provide advice, networking and guidance on any number of issues in a particular field of expertise. Our Advisory Board members have experience in the media and entertainment industries as follows:

Steven Bornstein — Former Chief Executive Officer of ESPN and NFL Network.

Jason Flom — Chief Executive Officer of Lava Records; former Chief Executive Officer of Atlantic Records and Virgin Records.

Chris McGurk — Former Chief Operating Officer of MGM and Universal Pictures; former President of Walt Disney Motion Picture Group.

Hank Neuberger — Lead Producer of Coachella, Lollapalooza, Austin City Limits, Bonnaroo music festivals.

Andy Schuon — Co-Founder of Revolt TV; past Executive Vice President of Programming, MTV and VH1; former President of LiveNation.

Tim Spengler — Former President of Clear Channel Media and InterPublic Group.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws and, following our expected reincorporation in Delaware, the provisions of the Delaware General Corporation Law. Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with our Bylaws or the provisions of the Nevada Revised Statutes (or the Delaware General Corporation Law, if and when it becomes applicable to us).

Our officers are appointed by our board of directors and hold office until removed by our board of directors at any time for any reason.

Director Independence

Our board of directors has reviewed the independence of our directors based on the listing standards of The Nasdaq Capital Market. Based on this review, the board of directors determined that Mr. Krigsman is independent within the meaning of The Nasdaq Capital Market rules. In making this determination, our board of directors considered the relationships that Mr. Krigsman has with us and all other facts and circumstances our board of directors deemed relevant in determining his independence. We expect to add additional independent directors in connection with completing of the Public Offering. When such additional independent directors are added, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our board of directors acts as the audit committee and our board of directors currently has no separate committees. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board of directors and who would be willing to act as an audit committee financial expert. In connection with the consummation of the Public Offering, we intend to add additional independent directors, including such an audit committee financial expert. In connection with the consummation of the Public Offering, our board of directors plans to establish the following three standing committees: audit committee; compensation committee; and nominating and corporate governance committee, or nominating committee, and adopt written charters for each of these committees. Upon completion of the Public Offering, copies of the charters will be available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Board Leadership Structure

Currently, the office of President and Executive Chairman of the Board are held by Robert Ellin. Due to our size and early stage of operations, we believe it is currently most effective to have the Chairman of the Board and President positions be held by the same individual.

Risk Oversight

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

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Business Conduct and Ethics

We have not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of our Company. Our board of directors intends to adopt a Code of Business Conduct and Ethics that will apply to our directors, officers and employees. Upon completion of the Public Offering, a copy of this code will be available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.

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

Changes to the Procedures by Which Security Holders May Recommend Nominees to Our Board of Directors — During the year ended March 31, 2017, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Family Relationships

There are no family relationships between or among any of our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

Item 11.	Executive Compensation

Our named executive officers, consisting of our principal executive officer and the next two most highly compensated executive officers (the “Named Executive Officers”) as of March 31, 2017, were:

●	Robert Ellin, Executive Chairman, President and Director;

●	David R. Wells, Interim Principal Financial Officer; and

●	Blake Indursky, Executive Vice Chairman and Senior Vice President of Operations.

Summary Compensation Table

The following table sets forth, for the fiscal years ended March 31, 2017 and 2016, compensation awarded or paid to our Named Executive Officers at March 31, 2017.

Name and Principal Position	Fiscal Year ended March 31	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Robert Ellin,	2017	360,000	(3)	—	—		—	—	—	—	360,000
Executive Chairman,	2016	360,000	(3)	—	—		—	—	—	—	360,000
President & Director (2)

David R. Wells,	2017	95,000	(5)		83,500	(6)	—	—	—	—	178,500
Interim Principal	2016	23,000	(5)	—	—		—	—	—	—	23,000
Financial Officer (4)

Blake Indursky,	2017	120,000		—	100,000	(8)	—	—	—	—	220,000
Executive Vice Chairman &	2016	58,387		—	250,000	(8)	—	—	—	—	308,387
SVP of Operations (7)

(1)	The amount of perquisites and other personal benefits has been excluded as the total value of perquisites and other personal benefits for each Named Executive Officer per year was less than $10,000.
(2)	Mr. Ellin has served as our Executive Chairman and President and as a director since September 9, 2011.
(3)	The amounts shown in the “Salary” column represent payments by us to Trinad Management, the manager of Trinad Capital and one of our principal stockholders, pursuant to the Management Agreement, dated as of September 23, 2011. Mr. Ellin is the Managing Member of Trinad Management. Pursuant to the terms of the Management Agreement, Trinad Management provided certain management services to us, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination involving our Company, in consideration of (i) an aggregate cash fee of $2,080,000, which was payable in $90,000 increments in advance of each consecutive 3-month period during the term of the Management Agreement and with $1,000,000 due at the end of the 3-year term, which was paid during March and April 2017, and (ii) issuance of a warrant to purchase 2,250,000 shares of our common stock at an exercise price of $0.075 per share, which was issued in September 2011. In August 2016, the warrant was exercised in full on a cashless basis, resulting in the issuance of 2,148,648 shares of our common stock. The term of the Management Agreement expired on September 23, 2014, and Trinad Management continues to provide services to us for a cash fee of $30,000 per month on a month-to-month basis pursuant to an unwritten arrangement. We intend to terminate the unwritten arrangement with Trinad Management and into an employment agreement with Mr. Ellin prior to the completion of the Public Offering.
(4)	Mr. Wells served as our Interim Principal Financial Officer since March 15, 2016. Mr. Wells resigned from the position of Interim Principal Financial Officer effective as of April 12, 2017 and continues to provide services to the Company as a consultant.

(5)	Amounts shown in the “Salary” column represent cash payments made by us to StoryCorp Consulting (d/b/a Wells Compliance Group), an entity which Mr. Wells controls (“StoryCorp Consulting”), during the portion of our 2016 fiscal year in which he served as our Interim Principal Financial Officer in consideration for such services, and for the entire 2017 fiscal year.
(6)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of a restricted stock award consisting of 50,000 shares of our common stock made in November 2016, pursuant to a consultant agreement between the Company and Mr. Wells in lieu of the shares due monthly to StoryCorp Consulting under its services agreement with us. The value of the stock award was partially accounted for in the fiscal year ended March 31, 2016 and granted during the fiscal year ended March 31, 2017. In light of the very limited trading of our common stock, such aggregate grant date fair value was determined at the time based on the most recent price of $1.67 per share, the price at which we sold our common stock in a private placement around the same time as the grant date. The amount previously reported in the “Stock Awards” column of the Company’s 2016 Annual Report on Form 10-K has been adjusted to reflect the grant date fair value of this grant in this table.
(7)	Mr. Indursky was appointed as our Executive Vice Chairman and Senior Vice President of Operations on October 6, 2015. Mr. Indursky’s title was changed to Chief Business Officer and Executive Vice President on May 7, 2017.
(8)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of a restricted stock award consisting of 700,000 shares of our common stock issued to Mr. Indursky, 500,000 of which were issued during the 2016 fiscal year, and 200,000 of which were issued during the 2017 fiscal year, pursuant to his employment agreement. In light of the very limited trading of our common stock, such aggregate grant date fair value was determined at the time based on the most recent price at which we sold our common stock in a private placement around the same time as the grant date, which was $0.50 per share for the initial 500,000 shares issued during the 2016 fiscal year and $0.50 per share for the 200,000 shares issued during the 2017 fiscal year. The number of shares discussed in this footnote has been adjusted for the 2-for-1 forward split of our common stock in the form of a dividend, which was effected on September 27, 2016. The amount reported as compensation for Mr. Indursky in 2016 has been corrected from the amount reported in our previously filed 2016 Annual Report on Form 10-K to the actual amount of compensation recorded.

Employment and Consulting Agreements

Robert Ellin — On September 23, 2011, we entered into a Management Agreement (the “Management Agreement”) with Trinad Management, the manager of Trinad Capital, which is one of our principal stockholders. Mr. Ellin is the Managing Director and Portfolio Manager of Trinad Management. Pursuant to the terms of the Management Agreement, Trinad Management provided certain management services to us, in consideration of (i) an aggregate cash fee of $2,080,000, which was payable in $90,000 increments in advance of each consecutive 3-month period during the term of the Management Agreement and with $1,000,000 due at the end of the initial 3-year term, which was paid during March and April 2017, and (ii) the issuance of a warrant to purchase 2,250,000 shares of our common stock at an exercise price of $0.075 per share. In August 2016, the warrant was exercised in full on a cashless basis, resulting in the issuance of 2,148,648 shares of our common stock. The initial term of the Management Agreement has expired and Trinad Management continues to provide services to us for a cash fee of $30,000 a month, on a month-to-month basis pursuant to an unwritten arrangement. From April 1, 2015 to March 31, 2017, we incurred $720,000 of fees under the unwritten arrangement, and we incurred $90,000 of fees under the unwritten arrangement from April 1, 2017 to June 9, 2017. We intend to terminate the unwritten arrangement upon the completion of our offering.

David R. Wells — On March 15, 2016, we entered into a 4-month consulting agreement with StoryCorp Consulting, an entity which Mr. Wells controls, pursuant to which we made periodic payments to StoryCorp Consulting in connection with his service as the Interim Principal Financial Officer and other accounting and financial services that Mr. Wells provided to us. In consideration therefor, we agreed to pay approximately $30,000 during the 4-month term and $300 per hour for services rendered beyond the scope of the agreement. At the end of the initial 4-month term, the consulting agreement was continued on a month-to-month basis on the same terms. In November 2016, pursuant to a consulting agreement between the Company and Mr. Wells, effective November 17, 2016, StoryCorp Consulting received a one-time grant of 50,000 shares of our common stock in lieu of the shares of our common stock that were due monthly to StoryCorp Consulting. Mr. Wells resigned from the position of our Interim Principal Financial Officer effective as of April 12, 2017. Mr. Wells continues to provide us certain accounting and other financial services pursuant to the consulting agreement with StoryCorp Consulting.

Blake Indursky — On October 6, 2015, we entered into an employment agreement with Mr. Indursky to serve as our Executive Vice Chairman and Senior Vice President of Operations, which title was changed to Executive Vice President and Chief Business Officer on May 7, 2017. Mr. Indursky’s employment agreement provided for an initial 12-month term, subject to automatic renewal on an annual basis unless terminated by either party thereto. Under his employment agreement, we (i) pay Mr. Indursky an annual base salary of $120,000 and (ii) issued to Mr. Indursky restricted stock awards for 500,000 shares of our common stock in fiscal year 2016. The base salary is subject to periodic merit reviews which may be increased but not decreased in our sole discretion. Such merit reviews may include a bonus in the form of stock or cash compensation in our discretion. In October 2016, Mr. Indursky’s employment agreement was automatically renewed for another year on the same terms, other than the provision relating to grants of shares of our common stock. In addition, Mr. Indursky received a one-time grant of 200,000 shares of our common stock in the 2017 fiscal year in contemplation of his employment agreement.

Outstanding Equity Awards for Fiscal Year Ended March 31, 2017

All of the outstanding equity awards granted to our Named Executive Officers were fully vested as of March 31, 2017.

On August 29, 2016, our board of directors and stockholders approved our 2016 Plan, which reserves a total of 22,800,000 shares of our common stock for issuance under the 2016 Plan. Incentive awards authorized under the 2016 Plan include, but are not limited to, restricted stock and stock options. During the fiscal year ended March 31, 2017, no stock options, shares of our common stock or other awards have been issued under the 2016 Plan.

Potential Payments Upon Termination or Change-In-Control

Blake Indursky — Pursuant to Mr. Indursky’s employment agreement with us, in the event we terminate Mr. Indursky’s employment other than for Cause (as defined in his employment agreement), his employment is terminated due to death or disability or he resigns for Good Reason (as defined in his employment agreement), we will be obligated to pay him the pro-rata portion of his base salary of $120,000 for the date of termination to the end of his applicable 12-month employment period.

Director Compensation for Fiscal Year Ended March 31, 2017

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jay Krigsman	—	—	—	—	—

There was no compensation paid to our non-employee director during the fiscal year ended March 31, 2017. Non-employee director compensation for a new director is determined on an ad hoc basis by the existing members of our board of directors at the time a director is elected. Currently, our non-employee director does not receive any compensation for his services on our board of directors, other than an initial grant of 200,000 shares of our common stock, which was made in 2013.

Compensation Committee Interlocks and Insider Participation

We have no compensation committee, and during the year ended March 31, 2017, our directors and officers participated in deliberations of our board of directors regarding officer compensation. During the year ended March 31, 2017, no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors, (ii) served as a director of another entity, one of whose executive officers served on our board of directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

Narrative Disclosure of Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our compensation policies and practices for all employees and other individual service providers, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Recent Employment Agreements

Subsequent to March 31, 2017, we entered into the following employment agreements with certain of our executive officers.

Jerome Gold — In April 2017, we entered into an employment agreement with Mr. Gold for a term of two years at an annual salary of $120,000. Mr. Gold was granted 300,000 shares of our common stock valued at $501,000 that will vest in equal tranches over the 24-month term of the employment agreement. Mr. Gold will also receive a cash bonus of $100,000 upon the closing of the Public Offering. If Mr. Gold’s employment is terminated by us without “Cause” or by Mr. Gold for “Good Reason” (each as defined in his employment agreement, subject to our right to cure), he will be entitled to termination benefits, pursuant to which (i) we will continue to pay Mr. Gold his base salary through the remainder of the term of his employment and (ii) the restricted stock award granted under the employment agreement will accelerate and become fully vested upon such termination. Mr. Gold’s employment agreement contains covenants for the benefit of our Company relating to non-competition during the term of his employment and protection of our confidential information, customary representations and warranties and indemnification obligations.

Douglas Schaer — In May 2017, we entered into an employment agreement with Mr. Schaer for a term of two years at an annual salary of $180,000, which shall increase to $240,000 upon the closing of an underwritten public offering of the Company’s common stock. In addition, Mr. Schaer was granted 400,000 shares of our common stock that will vest in increments, with the first tranche of 200,000 shares vesting 12 months from the effective date of the employment agreement and the remaining number of shares vesting monthly thereafter, with 100% vesting over the 24-month term of the employment agreement. Mr. Schaer is also eligible, at the discretion of the board of directors, to receive an annual performance bonus. If Mr. Schaer’s employment is terminated by us without Cause or he resigns for Good Reason, subject to a 30-day cure period (each as defined in his employment agreement), Mr. Schaer would be entitled to certain payments subject to certain forfeiture conditions set forth in his employment agreement. Mr. Schaer’s employment agreement contains covenants for our benefit relating to non-competition during the term of employment and the applicable severance period thereafter and protection of our confidential information, customary representations and warranties and indemnification obligations.

Joseph Schnaier — In May 2017, LXL Tickets entered into an employment agreement with Mr. Schnaier in connection with the Wantickets Acquisition for a term of two years at an annual salary of $220,000. Mr. Schnaier will receive a bonus of 2,000,000 shares of our common stock if LXL Tickets earns net income (as defined in his employment agreement) of $3 million in the twelve months following the effective date of the employment agreement or net income of $4 million in the twelve months thereafter. Mr. Schnaier is also eligible, at the discretion of the board of directors of LXL Tickets, to receive an annual performance bonus. If Mr. Schnaier’s employment is terminated by LXL Tickets without Cause or he resigns for Good Reason (each as defined in his employment agreement), Mr. Schnaier would be entitled to receive his annual base salary then in effect for a period of 12 months commencing on the effective date of his termination (the “JS Severance Period”), plus any accrued but unused vacation and a pro-rata performance bonus. For the duration of the JS Severance Period, Mr. Schnaier will also be eligible to participate in LXL Tickets’ group health plan, if any, on the same terms applicable to similarly situated active employees during the JS Severance Period, provided Mr. Schnaier was participating in such plan immediately prior to the date termination of employment, and each other benefit program to the extent permitted under the terms of such program, provided, that he is not in material breach of the terms of the employment agreement. Mr. Schnaier’s employment agreement contains covenants for the benefit of LXL Tickets relating to non-competition during the term of employment and the JS Severance Period thereafter and protection of LXL Tickets’ confidential information, customary representations and warranties and indemnification obligations.

Richard Blakeley — In May 2017, LXL Tickets entered into an employment agreement with Mr. Blakeley in connection with the Wantickets Acquisition for a term of two years at an annual salary of $160,000. Mr. Blakeley will also receive a number of shares of our common stock equal to $15,000 each year, which shares shall vest on the first anniversary of his employment date. If Mr. Blakeley’s employment is terminated by LXL Tickets without Cause or he resigns for Good Reason (each as defined in his employment agreement), Mr. Blakeley would be entitled to receive his annual base salary then in effect for a period of 12 months commencing on the effective date of his termination (the “RB Severance Period”), plus any accrued but unused vacation, as well as a pro-rata bonus (if any). For the duration of the RB Severance Period, Mr. Blakeley will also be eligible to participate in LXL Tickets’ group health plan, if any, on the same terms applicable to similarly situated active employees during the RB Severance Period, provided Mr. Blakeley was participating in such plan immediately prior to the date of employment termination, and each other benefit program to the extent permitted under the terms of such program, provided that Mr. Blakeley is not in material breach of the terms of the employment agreement. Mr. Blakeley’s employment agreement contains covenants for the benefit of LXL Tickets relating to non-competition during the term of employment and the RB Severance Period thereafter and protection of LXL Tickets’ confidential information, customary representations and warranties and indemnification obligations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our Named Executive Officers; and

●	all of our current executive officers and directors as a group.

The number of shares and percentages of beneficial ownership are based on 108,082,599 shares of common stock outstanding as of June 9, 2017.

The following table is based upon information supplied by to us by our officers, directors and certain principal stockholders. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock that the person has the right to acquire beneficial ownership within 60 days, including common stock issuable pursuant to the exercise of warrants that are either immediately exercisable or exercisable on or before August 8, 2017, which is 60 days after June 9, 2017. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Loton, Corp, 269 South Beverly Drive, Suite #1450, Beverly Hills, CA 90212.

Name and address of beneficial owner	Number of Shares	%
5% or greater stockholders
Robert S. Ellin and his affiliates(1)	45,247,086	41.9%
Maile Moore(2)	15,965,198	14.8%
Robert Ellin Family Trust(3) 629 Oakhurst Drive, Beverly Hills, CA 90210	10,082,474	9.3%
Sandor Capital Master Fund(4) 2828 Routh St., Suite 500, Dallas, TX 75201	9,561,838	8.8%
Primary Investments LLC 105 Ocean Front Walk, Venice, CA 90291	6,591,060	6.1%

Directors and Named Executive Officers
Robert S. Ellin(1)	45,247,086	41.9%
Jerome N. Gold(5)	315,000	*
Douglas Schaer(5)	500,000	*
Blake Indursky(5)	700,000	*
Schuyler Hoversten(5)	500,000	*
Jay Krigsman(6)	2,795,135	2.6%
All current executive officers and directors as a group (6 persons)(7)	50,057,221	46.3%

*	Represents beneficial ownership of less than one percent.

(1)	Represents (i) 17,908,059 shares of our common stock owned by Trinad Capital, as Mr. Ellin, the Managing Director and Portfolio Manager of Trinad Capital, is deemed to have sole voting and dispositive power over such shares, (ii) 3,256,773 shares of our common stock owned by Trinad Management, as Mr. Ellin, the Managing Member of Trinad Management, is deemed to have sole voting and dispositive power over such shares; and (iii) 20,442,628 shares of our common stock owned by JJAT Corp. (“JJAT”), an entity owned by Mr. Ellin, as Mr. Ellin is deemed to have sole voting and dispositive power over such shares. Accordingly, securities owned by these entities may be regarded as being beneficially owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership in the shares held by Trinad Management and Trinad Capital. Does not include 12,310,496 shares of our common stock held by a family trust and family foundation as to which Mr. Ellin does not exercise voting or dispositive power.
(2)

Represents (i) 2,011,018 shares of our common stock held by Ms. Moore in her individual capacity; (ii) 3,871,706 shares of our common stock held by the Robert and Nancy Ellin Family Foundation (the “Foundation”), as Ms. Moore, the trustee of the Foundation, holds voting and dispositive power over such shares; and (iii) 10,082,474 shares of our common stock held by the Robert Ellin Family Trust, as Ms. Moore, the trustee of the Robert Ellin Family Trust, holds voting and dispositive power over such shares. Accordingly, securities owned by the Foundation and the Robert Ellin Family Trust may be regarded as being beneficially owned by Ms. Moore. Ms. Moore disclaims beneficial ownership in the shares held by the Foundation and the Family Trust.

(3)	Maile M. Moore, the spouse of Robert S. Ellin, is the trustee of the Robert Ellin Family Trust and holds voting and dispositive power over the shares held by the trust. The shares held by the Robert Ellin Family Trust are also included in Ms. Moore’s total beneficial ownership discussed in footnote 2 above.
(4)	Based on information available to us, John Lemak as the principal of Sandor Capital Master Fund, is believed to have sole voting and dispositive power over the reported shares.
(5)	The shares owned are subject to certain vesting schedules specified in the respective employment and consulting agreements of each of the executive officers.
(6)	Includes 2,514,674 shares of our common stock held by the Krigsman Family Trust, as Mr. Krigsman, a trustee of the trust, holds shared voting and dispositive power over such shares. Mr. Krigsman disclaims beneficial ownership in the shares held by the trust.
(7)	The shares held by Trinad Capital, Trinad Management and JJAT, which are deemed to be beneficially owned by Mr. Ellin, are counted only once in this total.

Securities Authorized for Issuance Under Equity Compensation Plans

2016 Equity Incentive Plan

On August 29, 2016, our board of directors and stockholders approved the 2016 Plan, which reserves a total of 22,800,000 shares of our common stock for issuance under the 2016 Plan. As of March 31, 2017, no stock options, shares of our common stock or other awards have been issued under the 2016 Plan. As described below, incentive awards authorized under the 2016 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Code. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

Administration — The compensation committee of our board of directors, or our board of directors in the absence of such a committee, will administer the 2016 Plan. Subject to the terms of the 2016 Plan, the compensation committee or our board of directors has complete authority and discretion to determine the terms upon which awards may be granted under the 2016 Plan.

Grants — The 2016 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights (“SARs”), as described below:

●	Options granted under the 2016 Plan entitle the grantee, upon exercise, to purchase up to a specified number of shares from us at a specified exercise price per share. The exercise price for shares of common stock covered by an option generally cannot be less than the fair market value of common stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of our Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our common stock on the date of grant.

●	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee or our board of directors, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●	The compensation committee or our board of directors may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●	The 2016 Plan authorizes the granting of stock awards. The compensation committee or our board of directors will establish the number of shares of our common stock to be awarded (subject to the aggregate limit established under the 2016 Plan upon the number of shares of our common stock that may be awarded or sold under the 2016 Plan) and the terms applicable to each award, including performance restrictions.

●	SARs entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our common stock on the date of exercise of the SAR and the market price of a share of our common stock on the date of grant of the SAR.

Non-Transferability of Awards — Unless the compensation committee provides otherwise, the 2016 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Certain Adjustments — In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2016 Plan, the compensation committee will adjust the number and class of shares that may be delivered under the 2016 Plan and/or the number, class and price of shares covered by each outstanding award, and the numerical share limits set forth in the 2016 Plan.

Dissolution, Liquidation — The 2016 Plan provides that in the event of a proposed dissolution or liquidation of our Company, to the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action.

Merger, Change of Control — The 2016 Plan provides that in the event of a merger or a change of control, as defined under the 2016 Plan, each outstanding award will be treated as the compensation committee determines, including, without limitation, that each award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.

Duration, Amendment, and Termination — Our board of directors has the power to amend, suspend or terminate the 2016 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the 2016 Plan would terminate ten years after it is adopted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since April 1, 2016 to which we have been a party, in which the amount involved in the transaction exceeded $120,000 (which was less than 1% of the average of our total assets at year-end for our last two completed fiscal years), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Executive Compensation.”

Management Agreement

On September 23, 2011, we entered into the Management Agreement with Trinad Management, the manager of Trinad Capital, which is one of our principal stockholders. Mr. Ellin, our Executive Chairman and President and a principal stockholder, is the Managing Member of Trinad Management and the Managing Director and Portfolio Manager of Trinad Capital. Pursuant to the terms of the Management Agreement, Trinad Management provides certain management services to us in consideration of (i) an aggregate cash fee of $2,080,000, which was payable in $90,000 increments in advance of each consecutive 3-month period during the initial term of the Management Agreement and with $1,000,000 due at the end of the initial 3-year term, which was paid in March and April 2017, and (ii) an issuance of a warrant to purchase 2,250,000 shares of our common stock at an exercise price of $0.075 per share. In August 2016, the warrant was exercised in full on a cashless basis, resulting in the issuance of 2,148,648 shares of our common stock to Trinad Management. The initial term of the Management Agreement has expired and Trinad Management continues to provide services to us for a cash fee of $30,000 per month on a month-to-month pursuant to an unwritten arrangement. From April 1, 2015 to March 31, 2017, we incurred $720,000 of fees under the unwritten arrangement, and we incurred $90,000 of fees under the unwritten arrangement from April 1, 2017 to June 9, 2017. We intend to terminate the Management Agreement upon the completion of the Public Offering.

Amounts Due to Related Parties

Notes Issued to Related Parties and Related Warrants Exercise

As of March 31, 2017 and 2016, the Company had the following outstanding notes payable to Trinad Capital, a fund wholly owned by Mr. Ellin, the Company’s Executive Chairman, President, director and principal stockholder, for both short and long term working capital requirements:

	March 31, 2017	March 31, 2016
First Senior Note	$-	$1,000,000
Second Senior Note	-	1,784,000
6% Unsecured Convertible Note	3,603,446	-
Total	$3,603,446	$2,784,000

First Senior Note — Trinad Capital Master Fund

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

At the time the First Senior Note was made, Trinad Capital advanced $700,000 to the Company and had accrued $70,151 in unpaid interest. Pursuant to the terms of the Senior Note, all outstanding unpaid principal and accrued interest was originally due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the First Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into common stock of the Company in connection with the Company consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the First Senior Note. Subsequent to the making of the First Senior Note:

●	On January 27, 2015, the Company and Trinad Capital entered into an amendment to the First Senior Note, effective as of December 31, 2014, pursuant to which: (1) the term of the First Senior Note was extended to June 30, 2016 and (2) the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing was amended to be the price per share equal to the average price per share paid by investors in such equity financing;

●	On February 5, 2015, the Company and Trinad Capital amended and restated the First Senior Note, effective as of December 31, 2014, to eliminate the convertibility feature of the note was eliminated in its entirety; and

●	On April 21, 2016, the First Senior Note was further amended to extend its maturity date to June 30, 2017, or such later date as Trinad Capital may agree to in writing. For extending the due date of the First Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 1,144,986 shares of its common stock, with an exercise price of $0.005 per share and expiration date of April 21, 2020. During the fiscal year ended March 31, 2017, these warrants were fully exercised.

On February 21, 2017, the First Senior Note and accrued interest totaling $1,197,897 were converted into a 6% convertible unsecured convertible note discussed below. As of March 31, 2017 and 2016, $0 and $1,000,000 of principal was outstanding under the First Senior Note, respectively. Accrued interest of $0 and $140,555 is reflected on the consolidated balance sheet as accrued interest payable, related party as of March 31, 2017 and 2016, respectively.

Second Senior Note — Trinad Capital Master Fund

On April 8, 2015, the Company entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of eight percent (8%) per annum and all outstanding unpaid principal and accrued interest is due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date this note has been prepaid in full. During the year ended March 31, 2016, Trinad Capital made advances to the Company totaling $1,784,000. Subsequent to the making of the Second Senior Note:

●	On July 10, 2015, the Second Senior Note was amended and restated to increase the principal amount from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”), or (ii) the aggregate unpaid principal amount of the advances;

●	On November 23, 2015, Second Senior Note was amended the Second Senior Note to increase the Maximum Advance Amount to $2,000,000; and

●	On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, the Company issued to Trinad Capital warrants to purchase 2,207,768 shares of its common stock, with an exercise price of $0.005 per share and expiration date of April 21, 2020. During the fiscal year ended March 31, 2017, these warrants were fully exercised.

The amount due to Trinad Capital under the Second Senior Note was $1,784,000 at March 31, 2016. During the year ended March 31, 2017, Trinad Capital made additional advances to the Company under the Second Senior Note totaling $820,100. The Company also made repayments of the Second Senior Note totaling $450,000 during year ended March 31, 2017. On February 21, 2017, the Second Senior Note and accrued interest totaling $2,383,180 were converted in a 6% unsecured convertible note discussed below. As of March 31, 2017 and 2016, $0 and $2,154,100 of principal was outstanding under the Second Senior Note, respectively. Accrued interest of $0 and $87,048 is reflected on our consolidated balance sheet as accrued interest payable, related party as of March 31, 2017 and 2016, respectively.

6% Unsecured Convertible Note — Trinad Capital Master Fund

On February 21, 2017, the Company issued a 6% unsecured convertible note payable to Trinad Capital to convert aggregate principal and interest of $3,581,077 under the First and Second Senior Notes with Trinad Capital. This convertible note is due on March 31, 2018. Before its maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Company’s board of directors. Additionally, if the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, Trinad Capital will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, Trinad Capital received 1,790,538 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants were exercised on February 28, 2017.

Related Party Unsecured Convertible Note Payable

Related Party Unsecured convertible notes payable at March 31, 2017 and 2016 were as follows:

(A) 6% Unsecured Convertible Note – due September 13, 2018	$-	$-
(B) 6% Unsecured Convertible Note – due on March 31, 2018	50,707
Less accumulated amortization of Valuation Discount	(39,039)	-
Net	$11,668	$-

(A) Convertible Note — JJAT

On August 19, 2016, the Company issued a 6% unsecured convertible note payable to a related party for total principal amount of $55,000. This note was due on September 30, 2018. On December 21, 2016, this note was repaid. Before its maturity, the noteholder had in its sole discretion the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon our current valuation, as determined by our board of directors. Additionally, if the Company raised a minimum of $5,000,000 (excluding the amount converting pursuant to the note) in the aggregate in gross proceeds from an equity financing led by a reputable institutional investor in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding principal and interest into the same equity securities issued in such qualified equity financing at 75% of the issuance price of the securities in such financing.

(B) Convertible Note — Marvin Ellin

On January 4, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin, the father of Robert Ellin, our Executive Chairman, President, director and principal stockholder, in the principal amount of $50,000. This note will be due on September 13, 2018. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. The noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Company’s board of directors, before the maturity date. In addition, the noteholder received 25,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share.

Employment Arrangements

The relationships and related party transactions described herein are in addition to any employment and consulting arrangements with our executive officers and directors, which are described above under “Executive Compensation — Employment and Consulting Agreements.”

Consulting Arrangement

On January 24, 2017, we issued 350,000 shares of our common stock to Arthur Indursky, Chief Advisor to Mr. Ellin in consideration for Mr. A. Indursky providing various strategic and other consulting services to us under his consulting agreement. Mr. A. Indursky is the father of Blake Indursky, our Chief Business Officer and Executive Vice President.

Indemnification Agreements

Our Bylaws provide that none of our officers or directors shall be personally liable for any obligations of our Company or for any duties or obligations arising out of any acts or conduct of said officer or director performed for or on behalf of our Company, including without limitation, acts of negligence or contributory negligence. In addition, our Bylaws provide that we shall indemnify and hold harmless each person and their heirs and administrators who shall serve at any time hereafter as a director or officer of our Company from and against any and all claims, judgments and liabilities to which such persons shall become subject by reason of their having heretofore or hereafter been a director or officer of our Company, or by reason of any action alleged to have heretofore or hereafter taken or omitted to have been taken by him or her as such director or officer, and that we shall reimburse each such person for all legal and other expenses reasonably incurred by him or her in connection with any such claim, judgment or liability, including our power to defend such persons from all suits or claims as provided for under the provisions of the Delaware General Corporation Law; provided, however, that no such persons shall be indemnified against, or be reimbursed for, any expense incurred in connection with any claim or liability arising out of his (or her) own willful misconduct. In addition, in the future, we may enter into indemnification agreements with our directors and officers and some of our executives may have certain indemnification rights arising under their employment agreements with us. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Policies and Procedures for Transactions with Related Persons

Prior to the completion of the Public Offering, we intend to adopt a written related-person transactions policy that shall sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of this policy only, a “related-person transaction” shall be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Independence of Directors

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our board of directors comprised of a majority of “independent directors.” Nevertheless, our board of directors has determined that Mr. Krigsman (our other director other than Mr. Ellin) is independent under the applicable standards of the SEC and the Nasdaq Stock Market rules. In connection with the consummation of the Public Offering, we intend to add additional independent directors.

Our board of directors acts as the audit committee and we currently have no separate committees. Due to the small size of our board of directors, we believe that currently it is appropriate and most efficient for our entire board of directors to execute the functions that a separate audit committee, compensation committee and nominating committee would typically perform. In connection with the consummation of the Public Offering, our board of directors plans to establish such committees.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by Weinberg & Company, P.A., our independent registered public accounting firm (“Weinberg & Co.”) for the following services during the years ended March 31, 2017 and 2016:

	Year Ended March 31,
Description of Service	2017	2016
Audit Fees (1)	$154,543	$52,734
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (3)	45,000	-
Total Fees	$199,543	$52,734

(1)	Audit Fees consist of fees for audit of our annual financial statements for the respective year, reviews of our quarterly financial statements, services provided in connection with statutory and regulatory filings.

(2)	Audit-Related Fees consist of fees for accounting consultations.

(3)	Other fees consist of fees paid on acquisition related audits.

Pre-Approval Policies and Procedures

We do not currently have a separate audit committee. Our board of directors is responsible for the pre-approval of all audits and permitted non-audit services to be performed for our Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2017 and 2016 were approved by our board of directors in accordance with the procedures described below.

Our board of directors reviews and approves all audit and non-audit services proposed to be provided, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to us for the years ended March 31, 2017 and 2016 that were not approved by our board of directors. Our board of directors determined that the services rendered by Weinberg & Co. are compatible with maintaining their independence as our independent auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Loton, Corp:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of March 31, 2017 and 2016

●	Consolidated Statements of Operations for the years ended March 31, 2017 and 2016

●	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended March 31, 2017 and 2016

●	Consolidated Statements of Cash Flows for the years ended March 31, 2017 and 2016

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of May 5, 2017, among Wantickets RDM, LLC, Danco Enterprises, LLC, Joseph Schnaier, Gamtix, LLC, LiveXLive Tickets, Inc. and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010).
3.2	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2016).
3.3	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 1, 2010).
3.4	First Amendment to the Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
4.1	Form of Convertible Loan Note between the Registrant and a lender of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017(File No. 333-217893).
4.2	Form of Common Stock Warrant between the Registrant and a warrantholder (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017(File No. 333-217893).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	Management Agreement, dated as of September 23, 2011, between the Registrant and Trinad Management, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2011).
69

Exhibit Number	Description
10.3	Form of Subscription Agreement, dated as of June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015 between the Registrant and certain accredited investors (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.4†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. and Schuyler Hoversten (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.5†	The Registrant’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.8	Settlement Agreement, dated as of September 22, 2016, among Mr. Oliver Bengough, Obar Camden Holdings Limited, Obar Camden Limited, KoKo (Camden) Limited, Robert S. Ellin and Global Loan Agency Services Limited, as escrow agent (Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.9†	Employment Agreement, dated as of April 12, 2017, between the Registrant and Jerome N. Gold (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2017).
10.10†	Employment Agreement, dated as of May 3, 2017, between the Registrant and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.11†	Notice of Grant and Restricted Stock Agreement, dated as of May 3, 2017, between the Registrant and Douglas Schaer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.12†	Employment Agreement, dated as of October 6, 2015, between the Registrant and Blake Indursky (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015).
10.13†	Employment Agreement, dated as of May 5, 2017, between the Registrant and Joseph Schnaier (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.14†	Employment Agreement, dated as of May 5, 2017, between the Registrant and Richard Blakeley (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.15†	Restricted Stock Agreement, dated as of May 5, 2017, between the Registrant and Richard Blakeley (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.16	Bill of Sale, Assignment and Assumption Agreement, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.17	Trademark and Domain Name Assignment, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.18	Letter Agreement, dated as of May 5, 2017, among the Registrant, LiveXLive Tickets, Inc. and Joseph Schnaier (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.19	Lock-Up and No Shorting Agreement, dated as of May 5, 2017, between the Registrant and Danco Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
16.1	Letter from Li and Registrant, PC addressed to the Securities and Exchange Commission (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 13, 2016, Exhibit 16.1).
21.1*	List of subsidiaries of the Registrant.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTON, CORP

Date: June 14, 2017	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Executive Chairman and President
(Principal Executive Officer)

Date: June 14, 2017	By:	/s/ Jerome N. Gold
	Name:	Jerome N. Gold
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	President, Executive Chairman and Director	June 14, 2017
Robert S. Ellin	(Principal Executive Officer)

/s/ Jay Krigsman	Director	June 14, 2017
Jay Krigsman

