Form 10-Q
period 2017-06-30
LiveXLive Media, Inc.
filed 2017-08-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

Commission file number 333-167219

LIVEXLIVE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 South Beverly Drive, Suite #1450 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

(310) 601-2500

(Registrant’s telephone number, including area code)

Loton, Corp

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of August 11, 2017, there were issued and outstanding 107,948,639 shares of the registrant’s common stock, $0.001 par value per share.

LIVEXLIVE MEDIA, INC.

(formerly Loton, Corp)

PART I ― FINANCIAL INFORMATION

LiveXLive Media, Inc.
(formerly Loton, Corp)
Condensed Consolidated Balance Sheets

	June 30,	March 31,
Assets	2017	2017
Current Assets	(unaudited)
Cash and cash equivalents	$1,514,513	$1,477,229
Accounts receivable	6,298	-
Prepaid expense to related party	90,000	-
Prepaid expense and other assets	108,390	21,569
Total Current Assets	1,719,201	1,498,798
Other Assets
Fixed assets, net	149,636	57,407
Intangible assets	1,798,700	-
Goodwill	1,321,300	-
Deferred offering costs	239,993	-
Other assets	15,000	-
Total Assets	$5,243,830	$1,556,205

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$858,632	$542,035
Note payable	281,429	277,270
Due to producers	205,096	-
Convertible note payable, shareholder	3,657,015	3,603,446
Unsecured convertible notes - related party, net of discount	4,771	-
Unsecured convertible notes, net of discount	685,214	67,858
Services payable, related party	-	239,080
Total Current Liabilities	5,692,157	4,729,689
Unsecured convertible notes - related party, net of discount and current maturities	19,107	11,668
Unsecured convertible notes, net of discount and current maturities	330,043	220,540
Total Liabilities	6,041,307	4,961,897

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 107,948,639 and 103,996,974 shares issued and outstanding, respectively	107,949	103,997
Additional paid in capital	30,005,624	24,586,201
Accumulated deficit	(30,911,050)	(28,095,890)
Total stockholders' deficit	(797,477)	(3,405,692)
Total Liabilities and Stockholders’ Deficit	$5,243,830	$1,556,205

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.
(formerly Loton, Corp)
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2017	2016

Revenue	$276,243	$-
Cost of revenue	78,869	-
Gross Margin	197,374	-

Operating expenses
Selling, general and administrative	2,287,585	1,084,886
Related party expenses	90,000	90,000
Total operating expenses	2,377,585	1,174,886
Loss from operations	(2,180,211)	(1,174,886)

Other income (expense)
Interest expense, net	(634,949)	(712,268)
Earnings from investment in OCHL	-	83,184
Total other income (expense)	(634,949)	(629,084)

Net loss	$(2,815,160)	$(1,803,970)

Net loss per share – basic and diluted	$(0.03)	$(0.02)

Weighted average common shares – basic and diluted	106,584,364	92,596,918

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.
(formerly Loton, Corp)

Condensed Consolidated Statement of Stockholders’ Deficit

For the Period Ended June 30, 2017

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2017	103,996,974	$103,997	$24,586,201	$(28,095,890)	$(3,405,692)
Fair value of shares issued for services to consultants	229,165	229	382,476		382,705
Fair value of shares issued for services to employees	700,000	700	106,592		107,292
Shares issued upon exercise of warrants	1,022,500	1,023	9,203		10,226
Shares issued for Wantickets acquisition	2,000,000	2,000	3,338,000		3,340,000
Fair value of warrants and beneficial conversion features recorded as valuation discount			1,583,152		1,583,152
Net loss	-	-	-	(2,815,160)	(2,815,160)
Balance as of June 30, 2017	107,948,639	$107,949	$30,005,624	$(30,911,050)	$(797,477)

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.
(formerly Loton, Corp)
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,815,160)	$(1,803,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,771	5,900
Common stock issued for services to consultants	382,705	181,125
Common stock issued for services to employees	107,292	-
Amortization of debt discount	536,315	344,196
Fair value for beneficial conversion feature	-	51,480
Fair value of warrants and beneficial conversion features on debt conversion	-	256,411
Equity in earnings of OCHL	-	(83,184)
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(6,298)	-
(Increase)/Decrease in prepaid expenses	(86,821)	(74,005)
(Increase)/Decrease in prepaid expenses - related party	(90,000)	-
(Increase)/Decrease in other current assets	-	(6,382)
(Decrease)/Increase in services payable- related party	(239,080)	-
(Decrease)/Increase in accrued interest	98,634	(50,782)
(Decrease)/Increase in amount due to producers	205,096	-
(Decrease)/Increase in accounts payable and accrued liabilities	316,597	(41,127)
Net cash used in operating activities	(1,462,949)	(1,220,338)

Cash Flows from Investing Activities:
Purchases of fixed assets	-	(18,953)
Increase in other asset	(15,000)	-
Net cash used in investing activities	(15,000)	(18,953)

Cash Flows from Financing Activities:
Proceeds from notes payable, related party	-	445,100
Repayment of note payable, related party	-	(350,000)
Proceeds from convertible notes	1,695,000	-
Proceeds from convertible notes, related party	50,000	-
Deferred offering costs	(239,993)	-
Proceeds from warrant exercise	10,226	1,030
Proceeds from issuance of common stock	-	1,250,000
Repayment of loans, related party	-	(67,124)
Net cash provided by financing activities	1,515,233	1,279,006

Net Increase/(Decrease) in cash	37,284	39,715

Cash, beginning of period	1,477,229	36,898

Cash, end of period	$1,514,513	$76,613

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants and beneficial conversion features issued as valuation discount	$1,583,152	$-
Fair value of warrants issued for note extension	$-	$1,661,114
Common stock issued upon conversion of note payable	$-	$205,918
Fair value of common stock issued in Wantickets acquisition allocated to
Fixed assets	$109,000	$-
Intangible assets	$1,909,700	$-
Goodwill	$1,321,300	$-

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.

(formerly Loton, Corp)

For the Three Months Ended June 30, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation

Business and Operations

LiveXLive Media, Inc. (formerly Loton, Corp) was originally incorporated under the laws of the State of Nevada on December 28, 2009 and reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp with and into LiveXLive Media, Inc., a Delaware corporation and Loton, Corp’s wholly owned subsidiary. Loton, Corp. ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. As part of the reincorporation, Loton, Corp changed its name to LiveXLive Media, Inc. (the Company). LiveXLive, Corp. (“LiveXLive”), the Company’s wholly owned subsidiary, was incorporated under the laws of the State of Delaware on February 24, 2015.

The Company is one of the world's only premium internet networks devoted to live music and music-related video content. Since LiveXLive's launch in 2015, it has been building an online destination for music fans to enjoy premium live performances from music venues and leading music festivals around the world, such as Rock in Rio, Hangout Music Festival and Outside Lands Music and Arts Festival, as well as premium original content, artist exclusives and industry interviews. The LiveXLive platform has featured performances and content from some of the most popular artists in various music genres, including Rihanna, Katy Perry, Radiohead, Metallica, Duran Duran, Chance The Rapper, Bruce Springsteen, Major Lazer and Maroon 5.

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of March 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2017 (the “2017 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2017 and notes thereto included in the 2017 Annual Report.

The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Forward Stock Split

In September 2016, the Company’s Board of Directors (the “Board of Directors”) declared a 2-for-1 forward stock split of the Company’s common stock in the form of a dividend. All shares and pre-share amounts have been restated as of the earlier periods presented to reflect the stock split.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its condensed consolidated financial statements, the Company had a stockholders’ deficit of $797,477 at June 30, 2017, incurred a net loss of $2,815,160, and utilized net cash of $1,462,949 in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in our 2017 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through September 2017. The Company’s ability to continue as a going concern is dependent on its ability to execute its business strategy and on its ability to raise additional funds and/or to consummate a contemplated underwritten public offering of the Company’s common stock pursuant to the Registration Statement on Form S-1, Amendment No. 1, filed with the Securities and Exchange Commission on June 14, 2017 (the “Public Offering”). Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business, including as part of the Public Offering. The proceeds of the Public Offering will allow the Company to continue its operations without a going concern qualification, however, the Company can give no assurances that the Public Offering will be completed. Furthermore, no assurance can be given that any other future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing.

Note 2 - Significant Accounting Policies and Practices

Revenue Recognition Policy

The Company has several streams of revenue, each of which is required under GAAP to be recognized in varying ways. The following is a summary of our revenue recognition policies:

Ticketing

The Company recognizes commissions and related transaction fees earned from the sale of event and concert tickets at the time the tickets are paid for by and delivered to the customers. The Company’s commissions and transaction fees are charged on a per-ticket basis and generally non-refundable. Claims for ticket refunds are charged back to the respective event and concert owners and producers and in certain cases, the corresponding commissions and related transaction fees are recorded as a reduction to the Company’s revenues at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale. As amounts are collected for the tickets sold a liability is created (Due to producer) which represents the portion of the amount collected at the time of sale that is due to the venue.

The Company recognizes revenues from use of the Company’s ticketing platform and equipment by event and concert owners and producers. Revenue is recognized when the service has been provided and collection is reasonably assured.

The Company evaluates the criteria outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, “Revenue Recognition — Principal Agent Considerations,” in determining whether it is appropriate to record the gross amount of revenues and related costs or the net revenues. Under the guidance of ASC Subtopic 605-45, if the Company is the primary obligor to perform the services being sold, has general inventory risk as it pertains to recruiting and compensating the talent, has the ability to control the ticket pricing, has discretion in selecting the talent, is involved in the production of the event, generally bears the majority of the credit or collection risk, or has several but not all of these indicators, revenue is recorded gross. If the Company does not have several of these indicators, it records revenues or losses on a net basis.

Live Events

The Company recognizes revenue from its live events and show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company’s long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. It tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoring a previously recognized impairment loss is prohibited.

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at March 31. Recoverability of goodwill is determined by comparing the fair value of Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at June 30, 2017.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in impairment testing of long term assets, accruals for potential liabilities, valuing equity instruments issued for services and realization of deferred tax assets. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
LXL Influencers, Inc.	Delaware	July 11, 2017	51%

LiveXLive Tickets, Inc.	Delaware	April 24, 2017	100%

LXL Studios, Inc.	Delaware	July 15, 2016	100%

LiveXLive, Corp.	Delaware	February 24, 2015	100%

KOKO (Camden) Holdings (US), Inc.	Delaware	March 17, 2014	100%

KOKO (Camden) UK Limited	England and Wales	November 7, 2013	100%

The Company’s consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended. All inter-company balances and transactions have been eliminated.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees incurred related to the contemplated underwritten public offering of our common stock. These deferred offering costs will be charged against the gross proceeds received, or will be charged to expense if the offering is not completed.

Stock-Based Compensation

The Company periodically issues stock-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock–based compensation grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock-based compensation grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock-based compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the stock-based compensation vests, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, stock-based compensation grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s warrant grants is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

At June 30, 2017 and March 31, 2017, the Company had 0 and 150,000 warrants outstanding, respectively, and 4,129,847 and 3,028,325 shares issuable for its convertible notes payable, respectively, which were excluded from the loss per share calculation, as they were anti-dilutive.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company plans to adopt ASU 2017-11 in the third quarter of 2017. The adoption of ASU 2017-11 is not expected to have a material impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Formation of LiveXLive Tickets, Inc. and Acquisition of Wantickets’ Assets

On May 5, 2017, LiveXLive Tickets, Inc. (“LXL Tickets”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (“APA”) with Wantickets RDM, LLC (“Wantickets”) and certain other parties, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 2,000,000 shares of common stock of the Company valued at $3,340,000 ($1.67 per share). The transaction has been accounted for as an acquisition of Wantickets. In connection with the transaction, LXL Tickets entered into employment agreements with two key employees of Wantickets for a term of two years each. Joseph Schnaier was appointed as the Chief Executive Officer of LXL Tickets and was to receive an annual salary of $220,000 and a bonus of 2,000,000 shares of common stock if LXL Tickets earns a net income of $3 million in the twelve months following May 5, 2017 or a net income of $4 million in the twelve months thereafter. In addition, Mr. Richard Blakeley was appointed as the Chief Financial Officer of LXL Tickets and will receive an annual salary consisting of $160,000 in cash and such number of shares of the Company’s common stock equal to $15,000. Effective as of July 7, 2017, LXL Tickets terminated Mr. Schnaier’s employment for cause.

In addition, pursuant to the APA and the Letter Agreement, dated as of May 5, 2017 (the “Letter Agreement”), entered into among the Company, LXL Tickets and Mr. Schnaier, the parties agreed that, commencing May 5, 2017, Mr. Schnaier will promptly pay for all of LXL Tickets’ net losses of its business for each calendar month (or pro rata thereof), up to a total of $100,000 per month, and for any liabilities exceeding $100,000 in the aggregate that arose from April 1, 2017 to May 5, 2017 (inclusive), until the earlier of (x) such time as the Public Offering is consummated or (b) May 5, 2018 (such earlier date as between clause (x) and (y), the “Funding End Date”), and that any salaries or other payments or amounts due under the employment agreements described above shall be included in the calculation of the net loss for the applicable period (collectively, the “Payment Obligation”). Pursuant to the Letter Agreement, the parties further agreed that all payments made by Mr. Schnaier as part of the Payment Obligation shall be deemed to be a loan by Mr. Schnaier to LXL Tickets (the “Loaned Funds”), and that the Company and LXL Tickets shall repay to Mr. Schnaier the total amount of the Loaned Funds within five business days after the Funding End Date; provided that the Company and LXL Tickets may prepay or repay in full the Loaned Funds at any time prior to the Funding End Date without any penalty. As of August 14, 2017, pursuant to the APA and the Letter Agreement, Mr. Schnaier paid $153,631 to LXL Tickets, which also constituted Loaned Funds, and owed LXL Tickets $124,388 as his Payment Obligation, subject to the Company potentially offsetting such Loaned Funds against other payment obligations that Mr. Schnaier may owe to LXL Tickets and/or the Company. The Company can give no assurances that the Company will be able to recover from Mr. Schnaier a part or the entire amount of such Payment Obligation or that the Company will be able to offset a part or the entire amount of the Loaned Funds against other payment obligations that Mr. Schnaier may owe to LXL Tickets and/or the Company.

The Company completed a preliminary allocation of the purchase price of the assets acquired as follows with the assistance of an independent valuation firm:

Asset Type	Fair Value
Fixed Assets	$109,000
Trademark/Trade Name	431,100
Software	1,003,600
Customer Relationships	368,600
Domain Names	106,400
Goodwill	1,321,300
Purchase Price	$3,340,000

The Company has determined useful lives of two years for software and customer relationships acquired, and five years for domain names, trademark and trade names acquired. For the quarter ended June 30, 2017 the Company recognized amortization expenses of $111,000 for these assets. For the fixed assets acquired the Company has estimated the assets useful lives of three to five years and recognized depreciation expense of $10,700 for these assets. The Company is still in the process of completing the valuation. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of tangible and intangible assets acquired and residual goodwill.

The Company prepared the following unaudited pro forma statements of operations, which present the Company’s pro forma results of operations after giving effect to the purchase of Wantickets, based on the historical financial statements of the Company and Wantickets. The unaudited pro forma statements of operations for the three months ended June 30, 2017 and 2016 give effect to the transaction with Wantickets as if it had occurred on April 1, 2016.

	Unaudited Pro-Forma
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2017	2016
Revenue	$386,020	$979,000
Cost of revenue	91,891	247,000
Gross Margin	294,129	732,000

Operating expenses:
Selling, general and administrative	2,406,949	1,869,886
Related party expenses	90,000	90,000
Total operating expenses	2,496,949	1,959,886
Loss from operations	(2,202,820)	(1,227,886)

Other income (expense):
Interest expense, net	(634,949)	(701,268)
Earnings from investment in OCHL	-	83,184
Total other income (expense)	(634,949)	(618,084)

Net loss	$(2,837,769)	$(1,845,970)

Net loss per share – basic and diluted	$(0.03)	$(0.02)

Weighted average common shares – basic and diluted	106,584,364	92,596,918

The Company’s results of operations for the period ended June 30, 2017 include revenue of Wantickets of $276,243 and a loss of $195,118 since the date of acquisition.

Note 4 – Property and Equipment

Property and equipment at June 30, 2017 and March 31, 2017 was as follows:

	June 30, 2017	March 31, 2017

Production equipment	$104,103	$51,304
Computer equipment	69,279	42,078
Software	29,000	-
Total property and equipment	202,382	93,382

Accumulated depreciation	(52,746)	(35,975)
Property and equipment, net	$149,636	$57,407

Depreciation expense was $16,771 and $5,900 for the three months ended June 30, 2017 and 2016, respectively.

Note 5 - Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of June 30, 2017:

		June 30, 2017
	Useful life		Accumulated	Net
	(years)	Gross	amortization	book value
Trademark/Trade Name	5	$431,100	$(12,300)	$418,800
Software	2	1,003,600	(74,100)	929,500
Customer Relationships	2	368,600	(21,300)	347,300
Domain Names	5	106,400	(3,300)	103,100

Total		$1,909,700	$(111,000)	$1,798,700

Intangible assets amortization expense was $111,000 for the three months ended June 30, 2017, respectively, and $0 for the three months ended June 30, 2016, respectively.

Future amortization expense related to intangible assets as of June 30, 2017 are as follows:

Year Ending March 31,
2018 - 9 months remaining	$595,800
2019	794,400
2020	183,600
2021	108,000
2022	108,000
Beyond	8,900
Total	$1,798,700

Note 6 – Convertible Note Payable, Shareholder

As of June 30, 2017 and March 31, 2017, the Company had an outstanding 6%, unsecured convertible note payable (the “Trinad Note”) to Trinad Capital Master Fund (“Trinad Capital”), a fund wholly owned by Mr. Ellin, the Company’s Executive Chairman, President, director and principal stockholder, for both short and long term working capital requirements.

The Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3,581,077 under the first senior convertible promissory note and second senior convertible promissory note (the “Senior Notes”) with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively, each as subsequently amended. The Trinad Note is due on March 31, 2018. Before its maturity, Trinad Capital shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, Trinad Capital will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, Trinad Capital received 1,790,539 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. Such warrants were exercised on February 28, 2017. The conversion of the Senior Notes into the Trinad Note and warrants was considered to be a debt restructuring that is accounted for as a debt extinguishment. The aggregate relative fair value of the 1,790,539 warrants issued to Trinad Capital was determined to be $1,624,474 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2016, the effective conversion price was $0.91, and the market price of the shares on the date of conversion was approximately $1.67 per share. As such, the Company recognized a beneficial conversion feature of $1,624,474. The relative fair value of the warrants and the Trinad Note’s beneficial conversion feature totaling $3,248,948 was expensed as of March 31, 2017. At March 31, 2017, $3,603,446 of principal, which includes $75,938 of accrued interest, was outstanding under the Note. At June 30, 2017, $3,657,015 of principal, which includes $75,938 of accrued interest, was outstanding under the Note.

Note 7 – Non-Related Party Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to June 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Note has not been extended and is currently past due. As of June 30, 2017 and March 31, 2017, $281,429 and $277,270 of principal, which includes $38,931 and $34,772 of accrued interest, respectively, were outstanding under the Note.

Note 8 — Related Party Unsecured Convertible Notes Payable

Related Party unsecured convertible notes payable at June 30, 2017 and March 31, 2017 were as follows:

	June 30, 2017	March 31, 2017
(A) 6% Unsecured Convertible Note – due March 31, 2018	$51,455	$50,707
(B) 6% Unsecured Convertible Note – due June 28, 2018	50,008	-
Less accumulated amortization of Valuation Discount	(77,585)	(39,039)
Net	23,878	11,668
Less: Convertible note payable, current	4,771	-
Convertible notes payable, long-term	$19,107	$11,668

Convertible Note — Marvin Ellin

(A) On January 4, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin, the father of Robert Ellin, our Executive Chairman, President, director and principal stockholder, for total principal amount of $50,000. This note will be due September 13, 2018. Before its maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 25,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 25,000 warrants issued to the investor was determined to be $22,681 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2017, the effective conversion price was $0.91, and the market price of the shares on the date of conversion was approximately $1.67 per share. As such, the Company recognized a beneficial conversion feature of $22,681. The aggregate value of the warrants and beneficial conversion feature of $45,362 was considered as debt discount upon issuance and will be amortized as interest over the term of the note or in full upon the conversion of the note. The balance of the unamortized discount at March 31, 2017 was $39,039. During the three months ended June 30, 2017, the Company amortized $6,690 of such discount to interest expense, and the unamortized discount as of June 30, 2017 was $32,349. At June 30, 2017, $50,000 of principal, which includes $1,455 of accrued interest, was outstanding under the Note.

(B) On June 29, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin for total principal amount of $50,000. This note will be due June 28, 2018. Before its maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 25,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 25,000 warrants issued to the investor was determined to be $22,681 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of June 28, 2017, the effective conversion price was $0.91, and the market price of the shares on the date of conversion was approximately $1.67 per share. As such, the Company recognized a beneficial conversion feature of $22,681. The aggregate value of the warrants and beneficial conversion feature of $45,362 was considered as debt discount upon issuance and will be amortized as interest over the term of the note or in full upon the conversion of the note. During the three months ended June 30, 2017, the Company amortized $125 of such discount to interest expense, and the unamortized discount as of June 30, 2017 was $45,237. At June 30, 2017, $50,000 of principal, and $8 of accrued interest, was outstanding under the Note.

Note 9 – Unsecured Convertible Notes Payable

Unsecured Convertible notes payable at June 30, 2017 and March 31, 2017 were as follows:

	June 30, 2017	March 31, 2017
(A) 6% Unsecured Convertible Notes – Due September 30, 2018	$157,126	$154,882
(B) 6% Unsecured Convertible Notes – Due between January 31, 2018 and September 30, 2018	1,266,742	1,248,267
(C) 6% Unsecured Convertible Notes – Due between January 31, 2018 and June 28, 2018	1,714,442	-
Less accumulated amortization of Valuation Discount	(2,123,043)	(1,114,751)
Net	1,015,257	288,398
Less: convertible notes, current	685,214	67,858
Convertible notes, long term	$330,043	$220,540

(A)        On September 14, 2016, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $150,000. This note will be due on September 13, 2018. Before the maturity date, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 150,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.005 per share. The aggregate relative fair value of the 150,000 warrants issued to the noteholder was determined to be $93,612 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of September 14, 2016, the effective conversion price was $0.63, and the market price of the shares on the date of conversion was approximately $1.67 per share. As such, the Company recognized a beneficial conversion feature of $56,388. As a result, the Company recorded a note discount of $150,000 to account for the relative fair value of the warrants and the notes’ beneficial conversion feature which will be amortized as interest over the term of the note. The balance of the unamortized discount at March 31, 2017 was $109,259. During the three months ended June 30, 2017, the Company amortized $18,724 of such discount to interest expense, and the unamortized discount as of June 30, 2017 was $90,535. As of June 30, 2017, $7,126 of accrued interest was added to the principal balance.

(B)        Between November 22, 2016 and March 27, 2017, the Company issued seven 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1,235,000. The notes are due on various dates through September 30, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholders received an aggregate of 617,500 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 617,500 warrants issued to the noteholders was determined to be $560,226 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.35-1.53%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $0.91 and the market price of the shares on the date of conversion was approximately $1.67 per share, the Company recognized aggregate beneficial conversion features of $560,226. As a result, the Company recorded a note discount of $1,120,450 to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. The balance of the unamortized discount at March 31, 2017 was $1,005,490. During the three months ended June 30, 2017, the Company amortized $214,784 of such discount to interest expense, and the unamortized discount as of June 30, 2017 was $790,706. As of June 30, 2017, $31,742 of accrued interest was added to the principal balance.

(C)        Between April 5, 2016 and June 29, 2017, the Company issued ten 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1,695,000. The notes are due on various dates through June 29, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholders received an aggregate of 847,500 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 847,500 warrants issued to the noteholders was determined to be $768,893 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.35-1.53%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $0.91 and the market price of the shares on the date of conversion was approximately $1.67 per share, the Company recognized aggregate beneficial conversion features of $768,893. As a result, the Company recorded a note discount of $1,537,790 to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. During the three months ended June 30, 2017, the Company amortized $295,983 of such discount to interest expense, and the unamortized discount as of June 30, 2017 was $1,241,807. As of June 30, 2017, $19,442 of accrued interest was added to the principal balance.

Note 10 – Related Party Transactions

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

The remaining amount of $250,000 due to Trinad LLC was reflected as a liability on the accompanying March 31, 2017 balance sheet. During the quarter ended June 30, 2017, the Company paid in full the remaining amount that was due at March 31, 2017.

Trinad LLC continues to provide services to the Company at a fee of $30,000 per month on a month-to-month basis. For the three months ended June 30, 2017 and 2016, the Company incurred $90,000 of such fees.

Rent

During the three-month period ended June 30, 2017 and the fiscal year ended March 31, 2017, the Company subleased office space from Trinad LLC for no cost to the Company as part of our Management Agreement with Trinad LLC. Management estimates such amounts to be immaterial. the Company anticipates continuing to sublease such space at no cost to it for the foreseeable future. the Company believes that such property is in good condition and is suitable for the conduct of its business.

Other Asset

At June 30, 2017, the Other Asset balance of $15,000 is for a 4.02% equity investment in a music technology company that is led by a family member of the Company’s President and Executive Chairman.

Note 11 – Commitments and Contingencies

Promotional Rights

The Company acquires promotional rights from time to time that may contain obligations for future payments. As of June 30, 2017, the Company is obligated under three licenses, production and/or distribution agreements to make guaranteed payments as follows: $700,000 for the fiscal year ended March 31, 2018, and $475,000 for the fiscal year ended March 31, 2019. The agreements also provide for a revenue share of 35-50% of capital and net revenues. In addition, there are two other agreements that provide for a revenue share of 50% on net revenues, but no guaranteed payments. If the events do not occur as planned and/or the Company does not undertake production of such events, or if the revenue from these events does not allow the Company to recover its production costs, no additional liability for additional payments or promotional right will remain.

Legal Proceedings

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against the Company and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. LiveXLive and the Company demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against the Company and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $300,000 in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. On May 11, 2017, the parties agreed to a mediation which is tentatively scheduled for October 2017, and a trial date is set for March 2018.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the American Arbitration Association, Washington, DC office (“AAA”), requesting for AAA to commence an arbitration proceeding against Wantickets and LXL Tickets, in connection with event proceeds of $155,633 allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the APA, dated as of May 5, 2017, entered into by and among Wantickets, LXL Tickets, the Company and certain other persons. On August 9, 2017, LXL Tickets submitted with AAA its objections to the arbitration request and any obligations or liability to Exodus, including because LXL Tickets was not a party to and never assumed the Exodus-Wantickets Agreement. On August 10, 2017, Exodus submitted its response with AAA to LXL Tickets’ objections. LXL Tickets intends to vigorously dispute such arbitration demand and that it owes any obligations or liability to Exodus and to defend itself against these claims.

The Company is not aware of any other pending legal proceedings. From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

Note 12 – Stockholders’ Deficit

Issuance of Common Stock for Services to Consultants

During the three months ended June 30, 2017, the Company issued 229,165 shares of its common stock valued at $382,705 to various consultants. The Company valued these shares at a price of $1.67 per share, the most recent price of the sale of its common stock near the date of grant.

Issuance of Common Stock for Services to Employees

During the three months ended June 30, 2017, the Company issued 700,000 shares of its common stock valued at $1,169,000 to certain employees. The Company valued these shares at a price of $1.67 per share, the most recent price of the sale of its common stock near the date of grant.

During the three months ended June 30, 2017, the Company recorded $107,292 of expense related to the vested portion of its restricted stock, and the remaining $1,061,708 is expected to be recorded over the next two years.

Additional details of the Company’s restricted common stock are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested March 31, 2017	-	$-
Issued	700,000	1.67
Vested	(37,500)	1.67
Forfeited	-	-
Non-vested, June 30, 2017	662,500	$1.67

Warrants

During the quarter ended June 30, 2017, the Company issued warrants along with a series of convertible notes to acquire 872,500 shares of Company’s common stock valued at $791,576 at an exercise price of $0.01.

During the quarter ended June 30, 2017, 1,022,500 warrants were exercised into 1,022,500 shares of common stock for net proceeds of $10,226.

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding, March 31, 2017	150,000	$0.010	2.99
Granted	872,500	0.010	3.07
Exercised	(1,022,500)	0.010	3.06
Forfeited/expired	-	-	-
Balance outstanding, June 30, 2017	-	$-	-
Exercisable, June 30, 2017	-	$-	-

Note 13 – Segment Reporting

The Company determined its reporting units in accordance with ASC 280, “Segment Reporting” (“ASC 280”). We evaluate a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

The Company’s operations during the three months ended June 30, 2017 are classified into three reportable business segments: corporate, live events and ticketing. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

Three Months Ended June 30, 2017

	Corporate	Live Events	Ticketing	Total Consolidated

Revenue	$-	$-	$276,243	$276,243
Cost of revenue	-	-	78,869	78,869
Gross Margin	-	-	197,374	197,374

Operating expenses:
Selling, general and administrative	862,354	921,746	503,492	2,287,585
Related party expenses	90,000	-	-	90,000
Total operating expenses	1,063,347	921,746	503,492	2,377,585
Loss from operations	(952,347)	(921,746)	(306,118)	(2,180,211)

Other income (expense):
Interest expense, net	(634,949)	-	-	(634,949)
Total other income (expense)	(634,949)	-	-	(634,949)
Net loss	$(1,587,296)	$(921,746)	$(306,118)	$(2,815,160)

Total Assets	$1,878,136	$43,796	$3,321,899	$5,243,830

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with our financial statements as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the three months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2017. Our actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

Business Overview

We are one of the world’s only premium internet networks devoted to live music and music-related video content. We intend to fill a market void by becoming a central content, information and transaction hub for music consumers and industry stakeholders around the world.

Since our launch in 2015, we have sought to become the singular online destination for music fans to enjoy premium live performances from music venues and leading music festivals around the world, as well as premium original content, artist exclusives and industry interviews. We have live streamed music festivals such as Rock in Rio, Outside Lands Music and Arts Festival and Hangout Festival, and our platform has featured performances and content from over 170 of the most popular artists in various music genres.

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

On August 2, 2017, our name changed from “Loton, Corp” to “LiveXLive Media, Inc.”, and we reincorporated from the State of Nevada to the State of Delaware, pursuant to the reincorporation merger of Loton, Corp, a Nevada corporation, with and into LiveXLive Media, Inc., a Delaware corporation and Loton, Corp’s wholly owned subsidiary, affected on the same date. As a result of such reincorporation merger, Loton, Corp ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity.

On May 5, 2017, LiveXLive Tickets, Inc., our wholly owned subsidiary (“LXL Tickets”), entered into an Asset Purchase Agreement with Wantickets RDM, LLC (“Wantickets”) and certain other parties, pursuant to which LXL Tickets purchased certain operating assets of Wantickets for total consideration of 2,000,000 shares of our common stock valued at $3,340,000 ($1.67 per share). In connection with the transaction, LXL Tickets entered into employment agreements with two key employees of Wantickets for a term of two years each. Subsequent to the period ended June 30, 2017, the employment of one of such employees was terminated for cause.

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

Results of Operations

As of June 30, 2017, we had an accumulated deficit of $30,911,050. We anticipate that we will continue to incur substantial losses in the next 12 months. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of our equity and/or debt securities.

Three Months Ended June 30, 2017 as Compared to Three Months Ended June 30, 2016

The following discussion includes the operations of our three segments, LiveXLive Media, Inc., LiveXLive Corp and LiveXLive Tickets.

Revenues ― For the quarter ended June 30, 2017, we did not have any revenues from LiveXLive, Corp. (“LiveXLive”) or LXL Studios, Inc. Our newly formed subsidiary, LXL Tickets Inc., which began operations of May 5, 2017, generated revenue of $276,243 from fees earned from tickets sold for certain events. We did not have any revenues in the prior period for any business segment.

Cost of Sales ― We incurred direct costs of $78,869 related to the sale of tickets sold from certain events by LXL Tickets during the period ended June 30, 2017, with no such costs in the prior period.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of employee and related expenses, outside services for production and consultants, public relations, and travel and entertainment expenses. For the quarter ended June 30, 2017 our selling, general and administrative expenses increased by $1,202,699 to $2,287,585, as compared to $1,084,886 in the quarter ended June 30, 2016. The increase is due mainly to: non-cash costs of LiveXLive Media associated with common stock issued to employees of $382,705, and to consultants and advisors for services in the amount of $127,771; Direct operating costs associated with our LXL Tickets subsidiary of $503,492, which consisted mainly of payroll and related costs supporting the delivery of the ticketing services. LiveXLive experienced increased costs associated with the production of events during the quarter of $109,908, and Increased payroll and related costs related to the addition of full time personnel in LiveXLive, Corp. of $75,061.

Management Services, Related Parties ― Management services, related party costs consisted of management fees paid and accrued by us under our agreement with Trinad Management LLC. For each of the quarters ended June 30, 2017 and June 30, 2016, we incurred management fees to Trinad Management of $90,000.

Other (Income) Expense ― Interest expense decreased by $77,319 to $634,949 for the quarter ended June 30, 2017, as compared to $712,268 for the quarter ended June 30, 2016. In addition, for the quarters ended June 30, 2017 and 2016, we recorded earnings of $0 and $83,184, respectively, as our share of earnings of OCHL through November 24, 2016. On such date, we sold our 50% interest (“OCHL Interest”) in Obar Camden Holdings Limited (“OCHL”), representing our former ownership in the nightclub and live music venue “KOKO” in Camden, London, England (“KOKO”).

Net Loss ― Net loss for the quarter ended June 30, 2017 increased by $1,011,190 to ($2,815,160), as compared to $(1,803,970) in the quarter ended June 30, 2016, which primarily reflects an increase in our selling, general and administrative expenses and an increase in interest expense.

Liquidity and Capital Resources

As of June 30, 2017, we had total assets of $5,243,830, comprised primarily of cash of $1,514,513, prepayments of $198,390, net property and equipment of $149,636, $15,000 in other assets, $1,798,700 in intangible assets, deferred offering costs of $239,993 and $1,321,300 in goodwill. We sold our former OCHL Interest during the quarter ended December 31, 2016, and therefore, our principal assets as of June 30, 2017 were the operations of LiveXLive Tickets and $1,798,700 in intangible assets and $1,321,300 in goodwill. This compares with total assets of $1,556,205 as of March 31, 2017, comprised primarily of cash of $1,477,229, prepayments of $21,569 and net property and equipment of $57,407. Our principal asset at such time was the operations of LiveXLive Corp and cash in the amount of $1,477,229.

As of June 30, 2017, we had current liabilities of $5,692,157, comprised of accounts payable and accrued liabilities of $858,632, current portion of unsecured convertible notes, net of discount of $689,985, amounts due to producers of $205,096, convertible notes payable to related parties of $3,657,015 and note payables of $281,429. This compares with current liabilities of $4,729,689, comprised of accounts payable and accrued liabilities of $542,035, short-term notes of $277,270, a shareholder note payable of $3,603,446, current portion of unsecured convertible notes, net of discount of $67,858, and management services obligations to a related party of $239,080, as of March 31, 2017.

During the fiscal year ended March 31, 2017, we received approximately $2.18 million from the sale of our former OCHL Interest.

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

Going Concern

Our condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our condensed consolidated financial statements, we had a stockholders’ deficit of $797,477 at June 30, 2017, and incurred a net loss of $2,815,160, and utilized net cash of $1,462,949 in operating activities for the three-month period then ended. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Our management estimates that the current funds on hand will be sufficient to continue operations through September 30, 2017. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business, including as part of the contemplated underwritten public offering of our common stock pursuant to the Registration Statement on Form S-1, Amendment No. 1, filed with the Securities and Exchange Commission on June 14, 2017 (the “Public Offering”). The proceeds of the Public Offering will allow us to continue our operations without a going concern qualification, however, we can give no assurances that such offering will be completed. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Revenue Recognition Policy

The Company has several streams of revenue, each of which is required under GAAP to be recognized in varying ways. The following is a summary of our revenue recognition policies:

Ticketing ― The Company recognizes commissions and related transaction fees earned from the sale of event and concert tickets at the time the tickets are paid for by and delivered to the customers. The Company’s commissions and transaction fees are charged on a per-ticket basis and generally non-refundable. Claims for ticket refunds are charged back to the respective event and concert owners and producers and in certain cases, the corresponding commissions and related transaction fees are recorded as a reduction to the Company’s revenues at the time that such refunds are processed. The Company does not have accounts receivable associated with its sales transactions, as payment is collected at the time of sale. As amounts are collected for the tickets sold a liability is created (Due to producer) which represents the portion of the amount collected at the time of sale that is due to the venue.

The Company recognizes revenues from use of the Company’s ticketing platform and equipment by event and concert owners and producers. Revenue is recognized when the service has been provided and collection is reasonably assured.

The Company evaluates the criteria outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, “Revenue Recognition — Principal Agent Considerations,” in determining whether it is appropriate to record the gross amount of revenues and related costs or the net revenues. Under the guidance of ASC Subtopic 605-45, if the Company is the primary obligor to perform the services being sold, has general inventory risk as it pertains to recruiting and compensating the talent, has the ability to control the ticket pricing, has discretion in selecting the talent, is involved in the production of the event, generally bears the majority of the credit or collection risk, or has several but not all of these indicators, revenue is recorded gross. If the Company does not have several of these indicators, it records revenues or losses on a net basis.

Live Events ― The Company recognizes revenue from its live events and show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

Our long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We test our long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoring a previously recognized impairment loss is prohibited.

Stock-Based Compensation

We periodically issue stock-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock-based compensation issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. We account for stock-based compensation grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock-based compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the stock-based compensation vests, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, stock-based compensation grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our stock warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods

Recent Accounting Policies

See Note 2 – Significant Accounting Policies and Practices to our accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report, for our management’s discussion of recent accounting policies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective because of the material weaknesses described below. We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2017:

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) occurred during the quarter ended June 30, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that other than hiring our full-time Chief Financial Officer in April 2017, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of the Chief Executive Officer and the Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. Other than as set forth below, we are not aware of any other pending legal proceedings.

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against us and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. LiveXLive and our Company demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against us and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $300,000 in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. On May 11, 2017, the parties agreed to a mediation currently scheduled for June 2017, and a trial date is set for March 2018.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the American Arbitration Association, Washington, DC office (“AAA”), requesting for AAA to commence an arbitration proceeding against Wantickets and LXL Tickets, in connection with event proceeds of $155,633 allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the APA, dated as of May 5, 2017, entered into by and among Wantickets, LXL Tickets, the Company and certain other persons. On August 9, 2017, LXL Tickets submitted with AAA its objections to the arbitration request and any obligations or liability to Exodus, including for the reasons that LXL Tickets was not a party to and never assumed the Exodus-Wantickets Agreement. On August 10, 2017, Exodus submitted its response with AAA to LXL Tickets’ objections. LXL Tickets intends to vigorously dispute such arbitration demand and that it owes any obligations or liability to Exodus and to defend itself against these claims.

Item 1A.	Risk Factors.

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on June 14, 2017, which could materially affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

During the three months ended June 30, 2017, we issued 929,165 shares of our common stock valued at $1,551,705 to various employees and consultants for services provided to us.

During the three months ended June 30, 2017, we issued 1,022,500 shares of our common stock upon exercise of 1,022,500 warrants at exercise price of $0.01 per share, resulting in net proceeds to us of $10,226.

During the three months ended June 30, 2017, the Company issued warrants along with a series of convertible notes to acquire 872,500 shares of Company’s common stock valued at $791,576 at an exercise price of $0.01.

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

On December 31, 2014, we converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to June 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and continues to be in default. As of June 30, 2017 and March 31, 2017, $281,429 and $277,270 of principal, which includes $38,931 and $34,772 of accrued interest, respectively, were outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of May 5, 2017, among Wantickets RDM, LLC, Danco Enterprises, LLC, Joseph Schnaier, Gamtix, LLC, LiveXLive Tickets, Inc. and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
2.2	Agreement and Plan of Merger, dated as of July 20, 2017, by and between, Loton, Corp and LiveXLive Media, Inc.
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of Convertible Loan Note between the Registrant and a lender of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017 (File No. 333-217893).
4.2	Form of Common Stock Warrant between the Registrant and a warrantholder (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017 (File No. 333-217893).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	Management Agreement, dated as of September 23, 2011, between the Registrant and Trinad Management, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2011).

10.3	Form of Subscription Agreement, dated as of June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015 between the Registrant and certain accredited investors (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.4†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. and Schuyler Hoversten (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.5†	The Registrant’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.8	Settlement Agreement, dated as of September 22, 2016, among Mr. Oliver Bengough, Obar Camden Holdings Limited, Obar Camden Limited, KoKo (Camden) Limited, Robert S. Ellin and Global Loan Agency Services Limited, as escrow agent (Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.9†	Employment Agreement, dated as of April 12, 2017, between the Registrant and Jerome N. Gold (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2017).
10.10†	Employment Agreement, dated as of May 3, 2017, between the Registrant and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.11†	Notice of Grant and Restricted Stock Agreement, dated as of May 3, 2017, between the Registrant and Douglas Schaer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.12†	Employment Agreement, dated as of October 6, 2015, between the Registrant and Blake Indursky (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2015).
10.13†	Employment Agreement, dated as of May 5, 2017, between the Registrant and Joseph Schnaier (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.14†	Employment Agreement, dated as of May 5, 2017, between the Registrant and Richard Blakeley (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.15†	Restricted Stock Agreement, dated as of May 5, 2017, between the Registrant and Richard Blakeley (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.16	Bill of Sale, Assignment and Assumption Agreement, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.17	Trademark and Domain Name Assignment, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.18	Letter Agreement, dated as of May 5, 2017, among the Registrant, LiveXLive Tickets, Inc. and Joseph Schnaier (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.19	Lock-Up and No Shorting Agreement, dated as of May 5, 2017, between the Registrant and Danco Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: August 14, 2017	By:	/s/ Robert S. Ellin
Robert S. Ellin
Executive Chairman and President
(Principal Executive Officer)

	By:	/s/ Jerome N. Gold
Jerome N. Gold
Chief Financial Officer (Principal Accounting Officer)