Form 10-Q
period 2017-09-30
LiveXLive Media, Inc.
filed 2017-11-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

Commission file number 333-167219

LIVEXLIVE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0657263
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

269 South Beverly Drive, Suite #1450 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2017, there were 36,339,547 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

PART I ― FINANCIAL INFORMATION

LiveXLive Media, Inc.
Condensed Consolidated Balance Sheets

	September 30,	March 31,
Assets	2017	2017
	(unaudited)
Current Assets
Cash and cash equivalents	$175,888	$1,477,229
Accounts receivable	90,787	-
Prepaid expense to related party	90,000	-
Prepaid expense and other assets	185,004	21,569
Total Current Assets	541,679	1,498,798
Other Assets
Fixed assets, net	126,164	57,407
Intangible assets	1,600,100	-
Goodwill	1,321,300	-
Deferred offering costs	533,201	-
Other assets	15,000	-
Total Assets	$4,137,444	$1,556,205

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$2,174,830	$542,035
Note payable	285,650	277,270
Due to producers	105,064	-
Due to related party	36,158	-
Unsecured convertible note payable, shareholder	3,711,173	3,603,446
Unsecured convertible notes - related party, net of discount	43,742	-
Unsecured convertible notes, net of discount	1,695,849	67,858
Services payable, related party	-	239,080
Total Current Liabilities	8,052,466	4,729,689
Unsecured convertible notes - related party, net of discount and current maturities	-	11,668
Unsecured convertible notes, net of discount and current maturities	-	220,540
Total Liabilities	8,052,466	4,961,897

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 36,039,547 and 34,665,780 shares issued and outstanding, respectively	36,040	34,666
Additional paid in capital	31,262,014	24,655,532
Accumulated deficit	(35,213,076)	(28,095,890)
Total stockholders' deficit	(3,915,022)	(3,405,692)
Total Liabilities and Stockholders’ Deficit	$4,137,444	$1,556,205

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$372,142	$225,000	$648,385	$225,000
Cost of revenue	71,680	-	150,549	-
Gross Margin	300,462	225,000	497,836	225,000

Operating expenses:
Selling, general and administrative	3,753,653	1,442,657	6,041,238	2,527,543
Related party expenses	90,000	90,000	180,000	180,000
Total operating expenses	3,843,653	1,532,657	6,221,238	2,707,543
Loss from operations	(3,543,191)	(1,307,657)	(5,723,402)	(2,482,543)

Other income (expense):
Interest expense, net	(758,835)	(418,977)	(1,393,784)	(1,131,245)
Earnings from investment in OCHL	-	(19,515)	-	63,669
Total other income (expense)	(758,835)	(438,492)	(1,393,784)	(1,067,576)
Net loss	$(4,302,026)	$(1,746,149)	$(7,117,186)	$(3,550,119)

Net loss per share – basic and diluted	$(0.12)	$(0.05)	$(0.20)	$(0.11)

Weighted average common shares – basic and diluted	36,015,930	31,779,749	35,773,359	31,292,337

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended September 30, 2017

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2017	34,665,780	$34,666	$24,655,532	$(28,095,890)	$(3,405,692)
Fair value of shares issued for services to consultants	132,930	133	665,868	-	666,001
Fair value of shares issued for services to Employees	233,334	233	254,384	-	254,617
Shares issued upon exercise of warrants	340,836	341	9,885	-	10,226
Shares issued for Wantickets acquisition	666,667	667	3,339,333	-	3,340,000
Fair value of warrants and beneficial conversion features recorded as valuation discount	-	-	1,583,152	-	1,583,152
Fair value of options issued to employees	-	-	753,860	-	753,860
Net loss	-	-	-	(7,117,186)	(7,117,186)
Balance as of September 30, 2017	36,039,547	$36,040	$31,262,014	$(35,213,076)	$(3,915,022)

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(7,117,186)	$(3,550,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349,843	11,971
Common stock issued for services to consultants	666,001	450,800
Common stock issued for services to employees	254,617	-
Fair value of options issued to employees	753,860	-
Amortization of debt discount	1,188,666	702,325
Fair value for beneficial conversion feature	-	51,480
Fair value of warrants and beneficial conversion features on debt conversion	-	256,411
Equity in earnings of OCHL	-	(63,669)
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(90,787)	-
(Increase)/Decrease in prepaid expenses and other current assets	(163,435)	-
(Increase)/Decrease in other current assets	-	2,843
(Increase)/Decrease in prepaid expenses – related party	(90,000)	(90,000)
(Decrease)/Increase in accrued interest	205,082	107,652
(Decrease)/Increase in amount due to producers	105,064	-
(Decrease)/Increase in due to related party	36,158	-
(Decrease)/Increase in services payable- related party	(239,080)	-
(Decrease)/Increase in accounts payable and accrued liabilities	1,632,831	122,465
Net cash used in operating activities	(2,508,366)	(1,997,841)

Cash Flows from Investing Activities:
Purchases of fixed assets	-	(18,953)
Increase in other asset	(15,000)	-
Net cash provided by investing activities	(15,000)	(18,953)

Cash Flows from Financing Activities
Proceeds from notes payable, related party	-	675,100
Repayment of note payable, related party	-	(350,000)
Proceeds from convertible notes	1,695,000	205,000
Proceeds from convertible notes, related party	50,000	-
Proceeds from warrant exercise	10,226	23,044
Deferred offering costs	(533,201)	-
Proceeds from issuance of common stock	-	1,250,000
Repayment of loans, related party	-	184,621
Net cash provided by financing activities	1,222,025	1,987,765

Net Increase/(Decrease) in cash	(1,301,341)	(29,029)

Cash, beginning of period	1,477,229	36,898

Cash, end of period	$175,888	$7,869

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants and beneficial conversion features issued as valuation discount	$1,583,152	$-
Fair value of warrants issued for note extension	$-	$1,661,114
Common stock issued upon conversion of note payable	$-	$205,918
Fair value of common stock issued upon Wantickets acquisition allocated to:
Fixed assets	$109,000	$-
Intangible assets	$1,909,700	$-
Goodwill	$1,321,300	$-

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.

For the Three and Six Months Ended September 30, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation

Business and Operations

LiveXLive Media, Inc. (formerly Loton, Corp) was originally incorporated under the laws of the State of Nevada on December 28, 2009 and reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp with and into LiveXLive Media, Inc., a Delaware corporation and Loton, Corp’s wholly owned subsidiary. Loton, Corp. ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. As part of the reincorporation, Loton, Corp changed its name to LiveXLive Media, Inc. (the “Company,” “we,” “us,” or “our”). LiveXLive, Corp. (“LiveXLive”), the Company’s wholly owned subsidiary, was incorporated under the laws of the State of Delaware on February 24, 2015.

The Company is home to premier video and audio media brands and technology assets that create a social media ecosystem for music, including the LiveXLive platform. LiveXLive is one of the world’s only premium streaming services devoted to live music and music-related video content, delivering live streamed and premium, on demand original content to nearly any internet-connected screen. Since its launch in 2015, LiveXLive has streamed performances from more than 200 of the world’s most popular artists from some of music’s most popular festivals, including Rock In Rio, Outside Lands Music and Arts Festival, and Hangout Music Festival. The Company’s businesses also include event marketing and ticketing platform Wantickets and social media influencer venture LiveXLive Influencers. The Company is headquartered in Beverly Hills, CA.

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

The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2018 or for any other period.

Stock Splits

In September 2016, the Company’s effected a 2-for-1 forward stock split of the Company’s common stock in the form of a dividend. All shares and pre-share amounts have been restated as of the earliest periods presented to reflect the forward stock split.

In October 2017, the Company effected a 1-for-3 reverse stock split of the Company’s common stock. All shares and pre-share amounts have been restated as of the earliest periods presented to reflect the reverse stock split.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its condensed consolidated financial statements include elsewhere herein, the Company had a stockholders’ deficit of $3,915,022 at September 30, 2017, incurred a net loss of $7,117,186, and utilized cash of $2,508,366 in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the Company’s 2017 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through November 2017. The Company’s ability to continue as a going concern is dependent on its ability to execute its business strategy and on its ability to raise additional funds and/or to consummate the contemplated underwritten public offering of the Company’s common stock pursuant to its Registration Statement on Form S-1, as amended, as filed with the SEC (the “Public Offering”). Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business, including as part of the Public Offering, however, the Company can give no assurances that the Public Offering will be completed. Furthermore, no assurance can be given that any other future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing.

Note 2 – Significant Accounting Policies and Practices

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

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at March 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined that there was no goodwill impairment at September 30, 2017.

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

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
LXL Influencers, Inc.	Delaware	July 11, 2017	51%

LiveXLive Tickets, Inc.	Delaware	April 24, 2017	100%

LXL Studios, Inc.	Delaware	July 15, 2016	100%

LiveXLive, Corp.	Delaware	February 24, 2015	100%

KOKO (Camden) Holdings (US), Inc.	Delaware	March 17, 2014	100%

KOKO (Camden) UK Limited	England and Wales	November 7, 2013	100%

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

Stock-Based Compensation

The Company periodically issues stock-based compensation to employees and non-employees in non-capital raising transactions for services. The Company accounts for stock–based compensation grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense at the time of the grant. The Company accounts for stock-based compensation grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock-based compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation granted to non-employees are recorded as an expense in the period it is issued. Recently the Company issued equity awards that vest based on market conditions, and recognizes expense for those awards ratably over the vesting period regardless of whether the market condition is satisfied.

The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

At September 30, 2017 and March 31, 2017, the Company had 0 and 50,000 warrants, and 2,583,333 and 0 stock options outstanding, respectively, and 1,397,013 and 1,009,442 shares potentially issuable for its convertible notes payable, respectively, which were excluded from the loss per share calculation, as they were anti-dilutive.

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

Note 3 – Formation of LiveXLive Tickets, Inc. and Acquisition of Wantickets’ Assets

On May 5, 2017, LiveXLive Tickets, Inc. (“LXL Tickets”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (“APA”) with Wantickets RDM, LLC (“Wantickets”) and certain other parties, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of common stock of the Company valued at $3,340,000 ($5.01 per share). The transaction has been accounted for as an acquisition of Wantickets. In connection with the transaction, LXL Tickets entered into employment agreements with two key employees of Wantickets for a term of two years each. Joseph Schnaier was appointed as the Chief Executive Officer of LXL Tickets and was to receive an annual salary of $220,000 and a bonus of 666,667 shares of common stock if LXL Tickets earns a net income of $3 million in the twelve months following May 5, 2017 or a net income of $4 million in the twelve months thereafter. In addition, Mr. Richard Blakeley was appointed as the Chief Financial Officer of LXL Tickets and will receive an annual salary consisting of $160,000 in cash and such number of shares of the Company’s common stock equal to $15,000. Effective as of July 7, 2017, LXL Tickets terminated Mr. Schnaier’s employment for cause.

In addition, pursuant to the APA and the Letter Agreement, dated as of May 5, 2017 (the “Letter Agreement”), entered into among the Company, LXL Tickets and Mr. Schnaier, the parties agreed that, commencing May 5, 2017, Mr. Schnaier will promptly pay for all of LXL Tickets’ net losses of its business for each calendar month (or pro rata thereof), up to a total of $100,000 per month, and for any liabilities exceeding $100,000 in the aggregate that arose from April 1, 2017 to May 5, 2017 (inclusive), until the earlier of (x) such time as the Public Offering is consummated or (b) May 5, 2018 (such earlier date as between clause (x) and (y), the “Funding End Date”), and that any salaries or other payments or amounts due under the employment agreements described above shall be included in the calculation of the net loss for the applicable period (collectively, the “Payment Obligation”). Pursuant to the Letter Agreement, the parties further agreed that all payments made by Mr. Schnaier as part of the Payment Obligation shall be deemed to be a loan by Mr. Schnaier to LXL Tickets (the “Loaned Funds”), and that the Company and LXL Tickets shall repay to Mr. Schnaier the total amount of the Loaned Funds within five business days after the Funding End Date; provided that the Company and LXL Tickets may prepay or repay in full the Loaned Funds at any time prior to the Funding End Date without any penalty. As of September 30, 2017, pursuant to the APA and the Letter Agreement, Mr. Schnaier had paid $153,631 to LXL Tickets, which also constituted Loaned Funds, and owed LXL Tickets $117,473 as his Payment Obligation, subject to the Company potentially offsetting such Loaned Funds against other payment obligations that Mr. Schnaier may owe to LXL Tickets and/or the Company. The Company can give no assurances that the Company will be able to recover from Mr. Schnaier a part or the entire amount of such Payment Obligation or that the Company will be able to offset a part or the entire amount of the Loaned Funds against other payment obligations that Mr. Schnaier may owe to LXL Tickets and/or the Company.

The Company completed a preliminary allocation of the purchase price of the assets acquired as follows with the assistance of an independent valuation firm:

Asset Type	Fair Value
Fixed Assets	$109,000
Trademark/Trade Name	431,100
Software	1,003,600
Customer Relationships	368,600
Domain Names	106,400
Goodwill	1,321,300
Purchase Price	$3,340,000

The Company has determined useful lives of two years for software and customer relationships acquired, and five years for domain names, trademark and trade names acquired. For the three and six months ended September 30, 2017 the Company recognized amortization expenses of $198,600 and $309,600 for these assets, respectively. For the fixed assets acquired the Company has estimated the assets useful lives of three to five years and recognized depreciation expense of $17,400 and $28,100 for these assets, respectively. The Company is still in the process of completing the valuation. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of tangible and intangible assets acquired and residual goodwill.

The Company prepared the following unaudited pro forma statements of operations, which present the Company’s pro forma results of operations after giving effect to the purchase of Wantickets, based on the historical financial statements of the Company and Wantickets. The unaudited pro forma statements of operations for the three and six months ended September 30, 2017 and 2016 give effect to the transaction with Wantickets as if it had occurred on April 1, 2016.

	Unaudited Pro-Forma
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue	$372,142	$1,424,000	$758,162	$2,403,000
Cost of revenue	71,680	440,000	163,571	687,000
Gross Margin	300,462	984,000	594,591	1,716,000

Operating expenses:
Selling, general and administrative	3,753,653	2,392,657	6,324,902	4,262,543
Related party expenses	90,000	90,000	180,000	180,000
Total operating expenses	3,843,653	2,482,657	6,504,902	4,442,543
Loss from operations	(3,543,191)	(1,498,657)	(5,910,311)	(2,726,543)

Other income (expense):
Interest expense, net	(758,835)	(407,977)	(1,393,784)	(1,109,245)
Earnings from investment in OCHL	-	(19,515)	-	63,669
Total other income (expense)	(758,835)	(427,492)	(1,393,784)	(1,045,576)

Net loss	$(4,302,026)	$(1,926,149)	$(7,304,095)	$(3,772,119)

Net loss per share – basic and diluted	$(0.12)	$(0.06)	$(0.20)	$(0.12)

Weighted average common shares – basic and diluted	36,010,577	31,779,749	35,770,667	31,292,337

The Company’s results of operations for the six months ended September 30, 2017 include revenue of Wantickets of $568,122 and a loss of $791,584 since the date of acquisition.

Note 4 – Property and Equipment

Property and equipment at September 30, 2017 and March 31, 2017 was as follows:

	September 30, 2017	March 31, 2017

Production equipment	$104,103	$51,304
Computer equipment	69,279	42,078
Software	29,000	-
Total property and equipment	202,382	93,382

Accumulated depreciation	(76,218)	(35,975)
Property and equipment, net	$126,164	$57,407

Depreciation expense was $40,243 and $11,971 for the six months ended September 30, 2017 and 2016, respectively, and $23,472 and $5,900 for the three months ended September 30, 2017 and 2016, respectively.

Note 5 – Intangible Assets

The following table sets forth our acquired intangible assets by major asset class as of September 30, 2017:

		September 30, 2017
	Useful life		Accumulated	Net
	(years)	Gross	amortization	book value
Trademark/Trade Name	5	$431,100	$(33,900)	$397,200
Software	2	1,003,600	(199,500)	804,100
Customer Relationships	2	368,600	(67,500)	301,100
Domain Names	5	106,400	(8,700)	97,700

Total		$1,909,700	$(309,600)	$1,600,100

Intangible assets amortization expense was $198,600 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $309,600 and $0 for the six months ended September 30, 2017 and 2016, respectively.

Future amortization expense related to intangible assets as of September 30, 2017 are as follows:

Year Ending March 31,
2018 – 6 months remaining	$397,200
2019	794,400
2020	183,600
2021	108,000
2022	108,000
Beyond	8,900
Total	$1,600,100

Note 6 – Convertible Note Payable, Shareholder

As of September 30, 2017 and March 31, 2017, the Company had an outstanding 6%, unsecured convertible note payable (the “Trinad Note”) to Trinad Capital Master Fund (“Trinad Capital”), a fund wholly owned by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, President, director and principal stockholder, for both short and long term working capital requirements.

The Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3,581,077 under the first senior convertible promissory note and second senior convertible promissory note (the “Senior Notes”) with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively, each as subsequently amended. The Trinad Note is due on March 31, 2018. Before its maturity, Trinad Capital shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, Trinad Capital will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, Trinad Capital received 596,846 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. Such warrants were exercised on February 28, 2017. The conversion of the Senior Notes into the Trinad Note and warrants was considered to be a debt restructuring that is accounted for as a debt extinguishment. The aggregate relative fair value of the 596,846 warrants issued to Trinad Capital was determined to be $1,624,474 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2016, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $1,624,474. The relative fair value of the warrants and the Trinad Note’s beneficial conversion feature totaling $3,248,948 was expensed as of March 31, 2017. At March 31, 2017, $3,603,446 of principal, which includes $75,938 of accrued interest, was outstanding under the Trinad Note. At September 30, 2017, the balance due of $3,711,173 includes $130,096 of accrued interest outstanding under the Trinad Note.

Note 7 – Non-Related Party Note Payable

On December 31, 2014, the Company converted certain accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Note has not been extended and is currently past due. As of September 30, 2017 and March 31, 2017, the balance due of $286,650 and $277,270 includes $43,152 and $34,772 of accrued interest, respectively, outstanding under the Note.

Note 8 – Related Party Unsecured Convertible Notes Payable

Related Party unsecured convertible notes payable at September 30, 2017 and March 31, 2017 were as follows:

	September 30, 2017	March 31, 2017
(A) 6% Unsecured Convertible Note – due March 31, 2018	$52,211	$50,707
(B) 6% Unsecured Convertible Note – due June 28, 2018	50,764	-
Less accumulated amortization of Valuation Discount	(59,233)	(39,039)
Net	43,742	11,668
Less: Convertible note payable, current	43,742	-
Convertible notes payable, long-term	$-	$11,668

Convertible Note — Marvin Ellin

(A) On January 4, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin, the father of Robert Ellin, our Chief Executive Officer, Chairman, President, director and principal stockholder, for total principal amount of $50,000. This note will be due September 13, 2018. Before its maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 8,334 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 8,334 warrants issued to the investor was determined to be $22,681 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2017, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $22,681. The aggregate value of the warrants and beneficial conversion feature of $45,362 was considered as debt discount upon issuance and will be amortized as interest over the term of the note or in full upon the conversion of the note. The balance of the unamortized discount at March 31, 2017 was $39,039. During the six months ended September 30, 2017, the Company amortized $13,455 of such discount to interest expense, and the unamortized discount as of September 30, 2017 was $25,585. At September 30, 2017, $50,000 of principal, and $2,211 of accrued interest, was outstanding under the note.

(B) On June 29, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin for total principal amount of $50,000. This note will be due June 28, 2018. Before its maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 8,334 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 8,334 warrants issued to the investor was determined to be $22,681 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of June 28, 2017, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $22,681. The aggregate value of the warrants and beneficial conversion feature of $45,362 was considered as debt discount upon issuance and will be amortized as interest over the term of the note or in full upon the conversion of the note. During the six months ended September 30, 2017, the Company amortized $11,590 of such discount to interest expense, and the unamortized discount as of September 30, 2017 was $33,648. At September 30, 2017, $50,000 of principal, and $764 of accrued interest, was outstanding under the Note.

Note 9 – Unsecured Convertible Notes Payable

Unsecured Convertible notes payable at September 30, 2017 and March 31, 2017 were as follows:

	September 30, 2017	March 31, 2017
(A) 6% Unsecured Convertible Notes – Due September 30, 2018	$159,395	$154,882
(B) 6% Unsecured Convertible Notes – Due between January 31, 2018 and September 30, 2018	1,285,419	1,248,267
(C) 6% Unsecured Convertible Notes – Due between January 31, 2018 and June 28, 2018	1,740,076	-
Less accumulated amortization of Valuation Discount	(1,489,041)	(1,114,751)
Net	1,695,849	288,398
Less: convertible notes, current	1,695,849	67,858
Convertible notes, long term	$-	$220,540

(A)        On September 14, 2016, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $150,000. This note will be due on September 13, 2018. Before the maturity date, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 50,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.015 per share. The aggregate relative fair value of the 50,000 warrants issued to the noteholder was determined to be $93,612 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of September 14, 2016, the effective conversion price was $1.89, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $56,388. As a result, the Company recorded a note discount of $150,000 to account for the relative fair value of the warrants and the notes’ beneficial conversion feature which will be amortized as interest over the term of the note. The balance of the unamortized discount at March 31, 2017 was $109,259. During the six months ended September 30, 2017, the Company amortized $37,654 of such discount to interest expense, and the unamortized discount as of September 30, 2017 was $71,605. As of September 30, 2017, $9,395 of accrued interest was added to the principal balance.

(B)        Between November 22, 2016 and March 27, 2017, the Company issued seven 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1,235,000. The notes are due on various dates through September 30, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholders received an aggregate of 205,834 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 205,834 warrants issued to the noteholders was determined to be $560,226 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.35-1.53%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $2.73 and the market price of the shares on the date of conversion was approximately $5.01 per share, the Company recognized aggregate beneficial conversion features of $560,226. As a result, the Company recorded a note discount of $1,120,450 to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. The balance of the unamortized discount at March 31, 2017 was $1,005,490. During the six months ended September 30, 2017, the Company amortized $431,929 of such discount to interest expense, and the unamortized discount as of September 30, 2017 was $573,561. As of September 30, 2017, $50,419 of accrued interest was added to the principal balance.

(C)        Between April 5, 2016 and June 29, 2017, the Company issued ten 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1,695,000. The notes are due on various dates through June 29, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholders received an aggregate of 282,500 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 282,500 warrants issued to the noteholders was determined to be $768,893 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.35-1.53%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $2.73 and the market price of the shares on the date of conversion was approximately $5.01 per share, the Company recognized aggregate beneficial conversion features of $768,893. As a result, the Company recorded a note discount of $1,537,790 to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. During the six months ended September 30, 2017, the Company amortized $693,916 of such discount to interest expense, and the unamortized discount as of September 30, 2017 was $843,874. As of September 30, 2017, $45,079 of accrued interest was added to the principal balance.

Note 10 – Related Party Transactions

Management Services from Trinad Management LLC

Pursuant to a Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company.  Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2,080,000, with $90,000 payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1,000,000 due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant may have been exercised in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance 716,216 shares of the Company’s common stock.

Trinad LLC continues to provide services to the Company at a fee of $30,000 per month on a month-to-month basis. For the three and six months ended September 30, 2017 and 2016, the Company incurred $90,000 and $180,000 of such fees, respectively. As of September 30, 2017, the Company has prepaid $90,000 of such fees.

Rent

During the six-month period ended September 30, 2017 and the fiscal year ended March 31, 2017, the Company subleased office space from Trinad LLC for no cost to the Company as part of the Management Agreement. Management estimates such amounts to be immaterial. the Company anticipates continuing to sublease such space at no cost to it for the foreseeable future. The Company believes that such property is in good condition and is suitable for the conduct of its business. Additionally, beginning on August 1, 2017 the Company was given the right to occupy approximately 3,200 square feet of Class A office space in West Hollywood, California. The space was provided to the Company by an unrelated third party and is fully furnished. The Company compensates the landlord in cash at the rate of approximately $37,700 per month for months that the Company occupies the space. The Company or the third party can terminate the arrangement at any time without prior notice.

Other Asset

At September 30, 2017, the Other Asset balance of $15,000 is for a 3.64% equity investment in a music technology company that is led by a family member of the Company’s Chief Executive Officer and Chairman.

Note 11 – Commitments and Contingencies

Promotional Rights

The Company acquires promotional rights from time to time that may contain obligations for future payments. As of September 30, 2017, the Company is obligated under three licenses, production and/or distribution agreements to make guaranteed payments as follows: $475,000 for the fiscal year ended March 31, 2019. The agreements also provide for a revenue share of 35-50% of net revenues. In addition, there are two other agreements that provide for a revenue share of 50% on net revenues, but no guaranteed payments. If the events do not occur as planned and/or the Company does not undertake production of such events, or if the revenue from these events does not allow the Company to recover its production costs, no additional liability for additional payments or promotional right will remain.

Legal Proceedings

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against the Company and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. LiveXLive and the Company demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against the Company and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $300,000 in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. On May 11, 2017, the parties agreed to a mediation which is tentatively scheduled for October 30, 2017, and a trial date was set for March 2018. On September 27, 2017, LiveXLive was notified that Blink TV Limited is in bankruptcy proceeding in England and now has liquidators in place who are assuming the litigation. Blink TV’s liquidators will need to move for permission to substitute in as the real parties in interest. The mediation that was prospectively scheduled for October 30, 2017 has been indefinitely delayed pending the liquidators' decision of how to proceed. We do not anticipate any further developments in this case to occur until sometime in 2018.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association (the “AAA”), requesting for the ICDR to proceed to administer an arbitration proceeding among Exodus, Wantickets and LXL Tickets, in connection with event proceeds of $155,633 allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017 (the "APA"), among Wantickets, LXL Tickets, our Company and certain other persons. On August 24, 2017, the ICDR determined that Exodus has met the filing requirements by filing a Demand for Arbitration providing for administration by the ICDR/AAA under its rules and/or procedures. Accordingly, the ICDR will proceed with the administration of this matter. An arbitrator for this dispute has been selected by the parties and a preliminary hearing conference call with the arbitrator has been scheduled for November 20, 2017. LXL Tickets intends to vigorously dispute such arbitration demand and related claims, including based on jurisdictional and other arbitrability arguments, and any obligations or liability to Exodus and to defend itself against such demand and claims.

The Company is not aware of any other material pending legal proceedings. From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

Employment Agreements

Jerome Gold

In September 2017, we entered into an amended and restated employment agreement with Mr. Gold for a term of three years at an annual salary of $120,000 for the period commencing from the effective date of his employment agreement to the day immediately prior to the closing of the Public Offering. Following the closing of the Public Offering, Mr. Gold’s annual salary shall increase to $400,000. Mr. Gold shall also receive a $250,000 cash bonus within thirty days after such closing. Mr. Gold is also eligible to receive a Performance Bonus (as defined in his employment agreement) equal to 100% of his base salary and payable in accordance with the annual bonus plan applicable to our senior executives to be established following the closing of the Public Offering. Mr. Gold was also granted options to purchase 333,334 shares of our common stock at a price of $1.65 per share (the “Gold Options”). The Gold Options were granted pursuant to our 2016 Plan. The Gold Options shall vest in increments, with the first tranche of one-twelfth of the shares underlying the Gold Options vesting three months from the effective date of his employment agreement, with an additional one-twelfth of the shares underlying the Gold Options vesting every third month thereafter through the expiration of the three-year term. Each tranche of the Gold Options shall become exercisable on the earlier of (i) one year after the date such portion shall vest, (ii) the second anniversary of the effective date of Mr. Gold’s employment agreement, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of our Company. In the event of a Change of Control (as defined in his employment agreement), any unvested portion of the Gold Options shall vest and become exercisable effective immediately prior to such event. Each tranche of the Gold Options and the shares underlying such options is subject to a lock-up restriction for a period of twelve months from the date that such tranche of the options vests; provided, that such restriction period shall terminate with respect to all Gold Options and the shares underlying such options twenty-four months from the effective date of Mr. Gold’s employment agreement.

If Mr. Gold’s employment is terminated by us without “Cause” or by Mr. Gold for “Good Reason” (each as defined in his employment agreement, subject to our right to cure), he will be entitled to termination benefits, pursuant to which (i) we will pay Mr. Gold certain accrued obligations and prior year bonus amounts, if any; and (ii) subject to timely execution and non-revocation of a release as provided in his employment agreement (v) we will continue to pay Mr. Gold his base salary for a period from the termination date through the lesser of twelve months or the period through and inclusive of the last day of the three-year term of his employment agreement; (w) unvested Gold Options and Other Equity Awards (as defined in his employment agreement) shall automatically accelerate and become vested and exercisable for a period of twelve months from the termination date, but in all events no later than the end of the applicable term for each such award; (x) any such accelerated Gold Options and Other Equity Awards shall remain outstanding and be exercisable, to the extent applicable, for a period of twelve months from the later of the termination date or the date the award first becomes vested and exercisable, but in all events no later than the applicable term for each such award; (y) all restrictions on the Other Equity Awards shall automatically and immediately lapse; and (z) we will continue to cover costs for Mr. Gold’s and his dependents continued participation in our medical plans from the termination date through and inclusive of the lesser of twelve months or the period through the date on which he obtains other coverage. Mr. Gold’s employment agreement contains covenants for the benefit of our Company relating to non-competition during the term of his employment and protection of our confidential information, customary representations and warranties and indemnification obligations.

Robert Ellin

In September 2017, we entered into an employment agreement with Mr. Ellin for a term of five years at an annual salary of $650,000 payable commencing on the day of the closing of the Public Offering. Mr. Ellin shall be eligible to receive an annual Performance Bonus (as defined in his employment agreement) in accordance with our annual bonus plan applicable to our senior executives. The Performance Bonus shall be equal to 100% of Mr. Ellin’s average annualized base salary during the fiscal year for which the Performance Bonus is earned and payable in accordance with the annual bonus plan applicable to our senior executives to be established following the closing of the Public Offering. Mr. Ellin was also granted options to purchase 1,166,667 shares of our common stock at a price equal to the public offering price set forth on the cover of the prospectus or, if higher, the fair market value of the shares of our common stock on the date of grant (the “Ellin Options”). The Ellin Options were granted pursuant to our 2016 Plan. The first tranche of 666,667 shares underlying the Ellin Options (the “Ellin Service Options”) shall vest in one-twelfth increments every three months for a three year period from the effective date of his employment agreement. Each tranche of the Ellin Service Options shall become exercisable one year after the date such tranche shall vest. In the event of a Change of Control (as defined in his employment agreement), any unvested portion of the Ellin Service Options shall vest and become exercisable effective immediately prior to such event. The second tranche of 500,000 shares underlying the Ellin Options shall 100% vest if prior to the third anniversary of the effective date of his employment agreement the shares of our common stock shall have traded at a price of $30.00 per share or more for a period of 90 consecutive trading days during which an average of at least 166,667 shares are traded per day (the “Ellin Performance Options”). The Ellin Performance Options shall become exercisable one year after the vesting date, provided that, in the event of a Change of Control, if the Ellin Performance Options have vested prior to such date, they shall be immediately exercisable upon such event. Each tranche of the Ellin Options and the shares underlying such options is subject to a lock-up restriction for a period of 12 months from the date that such tranche of the options vests; provided, that such restriction period shall terminate with respect to all Ellin Options and the shares underlying such options 24 months from the effective date of Mr. Ellin’s employment agreement.

If Mr. Ellin’s employment is terminated by us without “Cause” or by Mr. Ellin for “Good Reason” (each as defined in his employment agreement, subject to our right to cure), he will be entitled to termination benefits, pursuant to which (i) we will pay Mr. Ellin certain accrued obligations and prior year bonus amounts, if any; and (ii) subject to timely execution and non-revocation of a release as provided in his employment agreement, (u) we will pay Mr. Ellin a one-time payment of $10,000,000; (v) unvested Ellin Options (other than the Ellin Performance Options) and Other Equity Awards (as defined in his employment agreement) shall automatically accelerate and become vested and exercisable for a period of 12 months from the termination date or the date the award first becomes vested and exercisable, but in all events no later than the applicable term for each such award; (w) the Ellin Performance Options shall continue to vest if, and only if, the performance criteria specified above for the vesting of the Ellin Performance Options are satisfied during the twelve-month period following the termination date; (x) any such accelerated Ellin Service Options, Ellin Performance Options and Other Equity Awards will remain outstanding and be exercisable, to the extent applicable, for a period of twelve months from the later of the termination date or the date the award first becomes vested and exercisable, but in all events no later than the applicable term for each such award; (y) all restrictions on the Other Equity Awards that are vested on the terminate date (or during the twelve-month period following the termination date) shall automatically and immediately lapse; and (z) we will continue to cover costs for Mr. Ellin and his dependents continued participation in our medical plans from the termination date through and inclusive of the lesser of twelve months or the period through the date on which he obtains other coverage. Mr. Ellin’s employment agreement contains covenants for the benefit of our Company relating to non-competition during the term of Mr. Ellin’s employment and protection of our confidential information, customary representations and warranties and indemnification obligations. Until the date that the Public Offering is completed, we agreed to continue to pay to Trinad Management a cash fee at the rate of $30,000 per month (or pro-rata thereof), consistent with the terms of the Management Agreement, dated as of September 23, 2011, between the Company and Trinad LLC, whether such agreement is terminated or not prior to the date that the Public Offering is completed.

Note 12 – Stockholders’ Deficit

Issuance of Common Stock for Services to Consultants

During the six months ended September 30, 2017, the Company issued 132,930 shares of its common stock valued at $666,001 to various consultants. The Company valued these shares at a price of $5.01 per share, the most recent price of the sale of its common stock near the date of grant.

Issuance of Common Stock for Services to Employees

During the three and six months ended September 30, 2017, the Company issued 0 and 233,334 shares of its common stock valued at $0 and $1,169,000 to certain employees. The Company valued these shares at a price of $5.01 per share, the most recent price of the sale of its common stock near the date of grant.

During the three and six months ended September 30, 2017, the Company recorded $147,325 and $254,617 of expense related to the vested portion of its restricted stock. As of September 30, 2017, the remaining unvested compensation of $914,383 is expected to be recorded over the next two years.

Additional details of the Company’s issuances of its restricted common stock to employees during the six months ended September 30, 2017 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested March 31, 2017	-	$-
Issued	233,334	5.01
Vested	(25,000)	5.01
Forfeited	-	-
Non-vested, September 30, 2017	208,334	$5.01

Stock Options

On September 1, 2017, Mr. Schuon was granted options to purchase 1,000,000 shares of our common stock at a price of $1.65 per share (the “Schuon Options”). The Schuon Options were granted pursuant to our 2016 Plan. The first tranche of 833,333 shares underlying the Schuon Options shall vest in one-twelfth increments every three months from the effective date through the end of the three-year term of his employment agreement (the “Service Options”). Such tranche of shares shall become exercisable on the earlier of (i) one year after the date such tranche shall vest, (ii) the second anniversary of the effective date of his employment agreement, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of our Company. In the event of a Change of Control (as defined in his employment agreement), any unvested portion of the shares subject to the Service Options shall vest and become exercisable effective immediately prior to such event. The second tranche of 166,667 shares underlying the Schuon Options shall 100% vest if prior to the third anniversary of the effective date of his employment agreement the shares of our common stock shall have traded at a price of $30.00 per share or more for a period of ninety consecutive trading days during which an average of at least 166,667 shares are traded per day (the “Performance Options”). The aggregate relative fair value of the 1,000,000 stock options issued to the investor was determined to be $4,902,079 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 2.16%; dividend yield of 0%; volatility rate of 128%; and an expected life of three years (statutory term). During the six months ended September 30, 2017, the Company recorded $358,273 as stock compensation, and $4,543,805 will be recognized in future periods.

On September 1, 2017, Mr. Gold was granted options to purchase 333,334 shares of our common stock at a price of $1.65 per share (the “Gold Options”). The Gold Options were granted pursuant to our 2016 Plan. The Gold Options shall vest in increments, with the first tranche of one-twelfth of the shares underlying the Gold Options vesting three months from the effective date of his employment agreement, with an additional one-twelfth of the shares underlying the Gold Options vesting every third month thereafter through the expiration of the three-year term. Each tranche of the Gold Options shall become exercisable on the earlier of (i) one year after the date such portion shall vest, (ii) the second anniversary of the effective date of Mr. Gold’s employment agreement, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of our Company. The aggregate relative fair value of the 333,334 stock options issued to the investor was determined to be $1,634,030 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 2.16%; dividend yield of 0%; volatility rate of 128%; and an expected life of three years (statutory term). During the six months ended September 30, 2017, the Company recorded $134,663 as stock compensation, and $1,499,367 will be recognized in future periods.

On September 7, 2017, Mr. Ellin was granted options to purchase 1,166,667 shares of our common stock at a price equal to the public offering price set forth on the cover of this prospectus or, if higher, the fair market value of the shares of our common stock on the date of grant (the “Ellin Options”). The Ellin Options were granted pursuant to our 2016 Plan. The first tranche of 666,667 shares underlying the Ellin Options (the “Ellin Service Options”) shall vest in one-twelfth increments every three months for a three year period from the effective date of his employment agreement. Each tranche of the Ellin Service Options shall become exercisable one year after the date such tranche shall vest. In the event of a Change of Control (as defined in his employment agreement), any unvested portion of the Ellin Service Options shall vest and become exercisable effective immediately prior to such event. The second tranche of 500,000 shares underlying the Ellin Options shall 100% vest if prior to the third anniversary of the effective date of his employment agreement the shares of our common stock shall have traded at a price of $30.00 per share or more for a period of 90 consecutive trading days during which an average of at least 166,667 shares are traded per day (the “Ellin Performance Options”). The aggregate relative fair value of the 1,166,667 stock options issued to the investor was determined to be $5,615,522 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 2.05%; dividend yield of 0%; volatility rate of 128%; and an expected life of three years (statutory term). During the six months ended September 30, 2017, the Company recorded $260,240 as stock compensation, and $5,355,282 will be recognized in future periods.

On September 29, 2017, an employee was granted stock options to purchase 83,333 shares of our common stock in connection with his employment at an exercise price of $1.65 per share. Such options shall vest as to one-third of the shares underlying the options twelve months after the date of grant, and as to an additional one-third of the shares underlying the options on such date every twelfth month thereafter through the date three years after the date of grant. Each tranche of shares subject to the options shall become exercisable on the earlier of (i) one year after the date such tranche shall vest, (ii) the second anniversary of the date of grant, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of the Company. The aggregate relative fair value of the 83,333 stock options issued to the investor was determined to be $408,572 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 2.33%; dividend yield of 0%; volatility rate of 128%; and an expected life of three years (statutory term). During the six months ended September 30, 2017, the Company recorded $684 as stock compensation, and $407,888 will be recognized in future periods.

The table below summarizes the Company’s stock options activities during the six months ended September 30, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding, March 31, 2017	-	$-	-
Granted	2,583,333	3.17	9.94
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, September 30, 2017	2,583,333	$3.17	9.94
Exercisable, September 30, 2017	-	$-	-

The intrinsic value of the outstanding options on September 30, 2017 is $4,759,998.

Warrants

During the six months ended September 30, 2017, the Company issued warrants along with a series of convertible notes to acquire 290,834 shares of the Company’s common stock valued at $791,576 at an exercise price of $0.03.

During the six months ended September 30, 2017, 340,834 warrants were exercised into 340,834 shares of the Company’s common stock for net proceeds of $10,226.

The table below summarizes the Company’s warrant activities during the six months ended September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding, March 31, 2017	50,000	$0.030	2.99
Granted	290,834	0.030	3.07
Exercised	(340,834)	0.030	3.06
Forfeited/expired	-	-	-
Balance outstanding, September 30, 2017	-	$-	-
Exercisable, September 30, 2017	-	$-	-

Note 13 – Segment Reporting

The Company determined its reporting units in accordance with ASC 280, “Segment Reporting” (“ASC 280”). Management evaluated a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

The Company’s operations during the three and six months ended September 30, 2017 are classified into three reportable business segments: corporate, live events and ticketing. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

Three Months Ended September 30, 2017

	Corporate	Live Events	Ticketing	Total Consolidated
Revenue	$-	$80,263	$291,879	$372,142
Cost of revenue	-	-	71,680	71,680
Gross margin	-	80,263	220,199	300,462

Operating expenses:
Selling, general and administrative	1,653,505	1,394,479	705,662	3,753,646
Related party expenses	90,000	-	-	90,000
Total operating expenses	1,743,505	1,394,479	705,662	3,843,646
Loss from operations	(1,743,505)	(1,314,216)	(485,463)	(3,543,184)

Other income (expense):
Interest expense, net	(758,835)	-	-	(758,835)
Total other income (expense)	(758,835)	-	-	(758,835)
Net Loss	$(2,502,340)	$(1,314,216)	$(485,463)	$(4,302,019)

Six Months Ended September 30, 2017

	Corporate	Live Events	Ticketing	Total Consolidated
Revenue	$-	$80,263	$568,122	$648,385
Cost of revenue	-	-	150,549	150,549
Gross margin	-	80,263	417,573	497,836

Operating expenses:
Selling, general and administrative	2,515,859	2,316,225	1,209,154	6,041,238
Related party expenses	180,000	-	-	180,000
Total operating expenses	2,695,859	2,316,225	1,209,154	6,221,238
Loss from operations	(2,695,859)	(2,235,962)	(791,581)	(5,723,402)

Other income (expense):
Interest expense, net	(1,393,784)	-	-	(1,393,784)
Total other income (expense)	(1,393,784)	-	-	(1,393,784)
Net Loss	$(4,089,643)	$(2,235,962)	$(791,581)	$(7,117,186)

Note 14 – Subsequent Event

Convertible Promissory Notes

Subsequent to September 30, 2017 the Company issued two 6% unsecured convertible notes payable to Trinad Capital Master Fund for total principal amount of $600,000. The notes will be due September 30, 2019. Prior to their maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest due under the notes into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the notes) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest due under the notes into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 300,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share, all of which were exercised as of November 13, 2017.

Amendment No. 2 to Slacker Merger Agreement

On October 30, 2017, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Agreement and Plan of Merger, dated as of August 25, 2017 (as amended, the “Merger Agreement”), as amended by Amendment No. 1, dated as of September 28, 2017, with LXL Music Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), Slacker, Inc., a Delaware corporation (“Slacker”), and Fortis Advisors LLC, in its capacity as the substitute stockholders’ agent in connection with the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, at the closing of the transactions contemplated therein (the “Closing”), the Merger Sub will merge with and into Slacker (the “Merger”), and following the Merger, the separate corporate existence of the Merger Sub will cease and Slacker will continue as the surviving corporation of the Merger and a wholly owned subsidiary of the Company.

Pursuant to Amendment No. 2, the parties agreed to decrease and limit the cash portion of the merger consideration payable by the Company (after giving effect to the purchase price adjustments and repayment by the Company of any Incremental Stockholder Loan (as defined in the Merger Agreement) incurred by Slacker prior to the closing of the Merger) to $14,000,000, with the remaining portion of the merger consideration to be paid in shares of the Company’s common stock. As a result, the total number of shares of the Company’s common stock issuable by the Company as the stock portion of the merger consideration will increase to an amount equal to (a) the quotient that results from dividing (i) $20,000,000 plus the amount by which the Incremental Stockholder Loan exceeds $500,000 by (ii) the offering price (the “Offering Price”) of the Company’s contemplated underwritten public offering of its shares of common stock (the “Public Offering”) to be registered on a Registration Statement on Form S-1, as may be amended from time to time and as filed with the Securities and Exchange Commission (the “SEC”), plus (b)(i) if the Cash Merger Consideration (as defined in Amendment No. 2) that would be payable if the stock consideration in foregoing clause (a) was the sole Stock Merger Consideration (without giving effect to the $14,000,000 closing cash consideration ceiling set forth in Amendment No. 2, referred to as the Closing Cash Consideration Target in Amendment No. 2) would exceed the Closing Cash Consideration Target, then an additional amount of shares of the Company’s common stock equal to the quotient of (A) the amount of such excess divided by (B) the Offering Price (collectively, the “Stock Merger Consideration”). The foregoing is anticipated to result in an increase in the Stock Merger Consideration by approximately $14,000,000 of shares of the Company’s common stock and a corresponding decrease in the Cash Merger Consideration payable at Closing by approximately $14,000,000.

In addition, pursuant to Amendment No. 2, the parties agreed, among other things, to: (i) increase the maximum number of additional shares of the Company’s common stock issuable to certain stockholders of Slacker that provide the Incremental Stockholder Loan to Slacker prior to the closing of the Merger for the purpose of funding Slacker’s working capital, to an amount equal to $750,000 divided by the Offering Price (rounded down to the nearest whole share); (ii) extend the date by which the Public Offering must be priced to November 10, 2017; (iii) extend the date by which the Closing must be consummated to November 17, 2017; and (iv) amend certain definitions used in the Merger Agreement.

Termination of Snap Interactive Merger Agreement

On October 31, 2017, the Agreement and Plan of Merger, dated September 6, 2017 (as amended, the “Merger Agreement”), entered into by and among the Company, LXL Video Acquisition Corp., a wholly owned subsidiary of the Company, Snap Interactive, Inc. (“Snap”), and Jason Katz, in his capacity as stockholders’ agent in connection with the transactions contemplated by the Merger Agreement, was terminated by Snap due to certain conditions of the Merger Agreement that were not fulfilled as of October 27, 2017, which relieved the parties of their obligations under the Merger Agreement. No termination fee was paid or is payable by any party in connection with the termination of the Merger Agreement.

Resignation of Andy Schuon

In September 2017, we entered into an employment agreement with Mr. Schuon for a term of three years at a monthly rate of $25,000 from the effective date of his employment agreement to the date immediately prior to the closing of the Public Offering. Following the closing of the Public Offering, Mr. Schuon’s annual salary shall be at a rate no less than $500,000. Mr. Schuon shall also receive a $250,000 cash bonus within thirty days after such closing. Such bonus shall be considered an advance against, and prepayment of, any Performance Bonus (as defined therein). The Performance Bonus shall be equal to 100% of his base salary and payable in accordance with the annual bonus plan applicable to our senior executives to be established following the closing of the Public Offering. Mr. Schuon was also granted options to purchase 1,000,000 shares of our common stock at a price of $1.65 per share (the “Schuon Options”). On November 7, 2017, Andy Schuon notified the Company of his decision to resign from his position and terminate his employment with the Company, effective 30 days from such date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with our financial statements as of September 30, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the three and six months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in in section captioned “Risk Factors” of our Registration Statement on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2017. Our actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

Business Overview

We are home to premier video and audio media brands and technology assets that create a social media ecosystem for music, including the LiveXLive platform. We are one of the world’s only premium internet networks devoted to live music and music-related video content. We intend to fill a market void by becoming a central content, information and transaction hub for music consumers and industry stakeholders around the world. Since our launch in 2015, we have streamed performances from more than 200 of the world’s most popular artists from some of music’s most popular festivals, including Rock In Rio, Outside Lands Music and Arts Festival, and Hangout Music Festival. The Company’s businesses also include event marketing and ticketing platform Wantickets and social media influencer venture LiveXLive Influencers. Our content strategy includes continuing to aggregate content from Content Providers, including live event, catalog, original, partnered and co-branded, and curated content. Our platform engagement strategy is to build a compelling online experience for our users, anchored by a pioneering website and our LXL App. By executing the above strategies, we are creating a platform that is dedicated to live music and has the breadth and depth of content to reach and be relevant to a global audience of all ages.

On May 5, 2017, LiveXLive Tickets, Inc., our wholly owned subsidiary (“LXL Tickets”), entered into an Asset Purchase Agreement with Wantickets RDM, LLC (“Wantickets”) and certain other parties, pursuant to which LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of our common stock valued at $3,340,000 ($5.01 per share).

On August 2, 2017, our name changed from “Loton, Corp” to “LiveXLive Media, Inc.”, and we reincorporated from the State of Nevada to the State of Delaware, pursuant to the reincorporation merger of Loton, Corp, a Nevada corporation, with and into LiveXLive Media, Inc., a Delaware corporation and Loton, Corp’s wholly owned subsidiary, effected on the same date. As a result of such reincorporation merger, Loton, Corp ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. We are headquartered in Beverly Hills, CA.

Key Factors Affecting our Business

There have been significant changes in the music industry over the last several years. Live music, digital music streaming and online video streaming are large and growing components of the music industry. In 2016, live music revenues exceeded $19 billion in ticket revenue, and sponsorship revenue exceeded $5 billion. In 2016, digital music streaming revenue exceeded $5 billion with over 100 million paid subscribers, which has grown from 19 million in 2012. The online video streaming business is expected to have generated over $19 billion in revenue in 2016 and has experienced over 19% growth since 2015. The number of paid subscribers at another online video streaming provider has grown from 33 million in 2012 to over 90 million in 2016. As physical and digital sales have declined, the live music business now represents the majority of the industry’s revenue. We intend to grow our business by aggregating music content and converting views to advertising revenue, subscription revenue and related revenue such as e-commerce, as well as consummating certain strategic acquisitions. We expect LXL Studios to develop original content and be a source of additional revenue.

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

Results of Operations

As of September 30, 2017, we had an accumulated deficit of $35,213,076. We anticipate that we will continue to incur substantial losses in the next 12 months. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of our equity and/or debt securities.

Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016

The following discussion includes the operations of our three segments, LiveXLive Media, LiveXLive Corp and LiveXLive Tickets.

Revenues ―  Our newly formed subsidiary, LXL Tickets Inc., which began operations of May 5, 2017, generated revenues of $291,879 from fees earned from tickets sold for certain events. LiveXLive Corp generated revenues of $80,263 from sales of the broadcast rights during the three months ended September 30, 2017. We had $225,000 in revenues for the quarter ended September 30, 2016, from the operations of LiveXLive Corp. The revenues consisted entirely of a license fee paid to us for the production of a live video event.

Cost of Sales ― We incurred direct costs of $71,680 related to the sale of tickets sold from certain events by LXL Tickets during the period ended September 30, 2017, with no such costs in the prior period.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of employee and related expenses, outside services for production and consultants, public relations, and travel and entertainment expenses. For the three months ended September 30, 2017 our selling, general and administrative expenses increased by $2,310,996 to $3,753,653, as compared to $1,442,657 in the three months ended September 30, 2016. The increase is due mainly to: non-cash costs of LiveXLive Media associated with shares of our common stock issued to our consultants and advisors for services in the amount of $283,295, employee stock options of $753,860; and direct operating costs associated with our LXL Tickets subsidiary of $291,879, which consisted mainly of payroll and related costs supporting the delivery of the ticketing services. LiveXLive Corp. experienced increased costs associated with the production of events during the three months ended September 30, 2017 of $907,934.

Management Services, Related Parties ― Management services, related party costs consisted of management fees paid and accrued by us under our agreement with Trinad Capital Management LLC (“Trinad LLC”). For each of the three months ended September 30, 2017 and September 30, 2016, we incurred management fees to Trinad LLC of $90,000.

Other (Income) Expense ― Interest expense increased by $339,858 to $758,835 for the three months ended September 30, 2017, as compared to $418,977 for the three months ended September 30, 2016. In addition, for the three months ended September 30, 2017 and 2016, we recorded loss of $0 and $19,515, respectively, as our share of earnings of Obar Camden Holdings Limited (“OCHL”), representing our former ownership in the nightclub and live music venue “KOKO” in Camden, London, England (“KOKO”), through November 24, 2016. On such date, we sold our 50% interest (“OCHL Interest”) in Obar Camden Holdings Limited (“OCHL”), representing our former ownership in the nightclub and live music venue “KOKO” in Camden, London, England (“KOKO”).

Net Loss ― Net loss for the three months ended September 30, 2017 increased by $2,555,877 to $4,302,026, as compared to $1,746,149 in the three months ended September 30, 2016, which primarily reflects an increase in our selling, general and administrative expenses and an increase in interest expense.

Six Months Ended September 30, 2017 as Compared to Six Months Ended September 30, 2016

The following discussion includes the operations of our three segments, LiveXLive Media, Inc., LiveXLive Corp and LiveXLive Tickets.

Revenues ― Our newly formed subsidiary, LXL Tickets Inc., which began operations of May 5, 2017, generated revenues of $568,122 from fees earned from tickets sold for certain events. LiveXLive Corp generated revenues of $80,263 from sales of the broadcast rights during the six months ended September 30, 2017. We had $225,000 in revenues for the six months ended September 30, 2016 from the operations of LiveXLive Corp. The revenues consisted entirely of a license fee paid to us for the production of a live video event.

Cost of Sales ― We incurred direct costs of $150,549 related to the sale of tickets sold from certain events by LXL Tickets during the period ended September 30, 2017, with no such costs in the prior period.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of employee and related expenses, outside services for production and consultants, public relations, and travel and entertainment expenses. For the six months ended September 30, 2017 our selling, general and administrative expenses increased by $3,513,695 to $6,041,238, as compared to $2,527,543 for the six months ended September 30, 2016. The increase is due mainly to: non-cash costs of LiveXLive Media associated with shares of our common stock issued to our employees of $254,617, and to our consultants and advisors for services in the amount of $666,001, employee stock options of $753,860; and direct operating costs associated with our LXL Tickets subsidiary of $568,122, which consisted mainly of payroll and related costs supporting the delivery of the ticketing services. LiveXLive Corp. experienced increased costs associated with the production of events during the six months ended September 30, 2017 of $1,017,842.

Management Services, Related Parties ― Management services, related party costs consisted of management fees paid and accrued by us under our agreement with Trinad LLC. For each of the six months ended September 30, 2017 and September 30, 2016, we incurred management fees to Trinad LLC of $180,000.

Other (Income) Expense ― Interest expense increased by $262,539 to $1,393,784 for the six months ended September 30, 2017, as compared to $1,131,245 for the six months ended September 30, 2016. In addition, for the six months ended September 30, 2017 and 2016, we recorded earnings of $0 and $63,669, respectively, as our share of earnings of OCHL through November 24, 2016. On such date, we sold our OCHL interest.

Net Loss ― Net loss for the six months ended September 30, 2017 increased by $3,567,067 to $7,117,186, as compared to $3,550,119 for the six months ended September 30, 2016, which primarily reflects an increase in our selling, general and administrative expenses and an increase in interest expense.

Liquidity and Capital Resources

As of September 30, 2017, we had total assets of $4,137,444, comprised primarily of cash of $175,888, accounts receivable of $90,787, prepayments of $275,004, net property and equipment of $126,164, $15,000 in other assets, $1,600,100 in intangible assets, deferred offering costs of $533,201 and $1,321,300 in goodwill. We sold our former OCHL Interest during the quarter ended December 31, 2016, and therefore, our principal assets as of September 30, 2017 were the operations of LiveXLive, Corp. and LiveXLive Tickets and $1,600,100 in intangible assets and $1,321,300 in goodwill. This compares with total assets of $1,556,205 as of March 31, 2017, comprised primarily of cash of $1,477,229, prepayments of $21,569 and net property and equipment of $57,407. Our principal asset at such time was the operations of LiveXLive Corp and cash in the amount of $1,477,229.

As of September 30, 2017, we had current liabilities of $8,052,466, comprised of accounts payable and accrued liabilities of $2,174,830, current portion of unsecured convertible notes, net of discount of $1,695,849, current portion of unsecured convertible notes related party, net of discount of $43,742, amounts due to producers of $105,064, convertible notes payable to shareholder of $3,711,173, due to related party of $36,158, and note payable of $286,650. This compares with current liabilities of $4,729,689, comprised of accounts payable and accrued liabilities of $542,035, note payable of $277,270, a shareholder note payable of $3,603,446, current portion of unsecured convertible notes, net of discount of $67,858, and management services obligations to a related party of $239,080, as of March 31, 2017.

During the fiscal year ended March 31, 2017, we received approximately $2.18 million from the sale of our OCHL interest.

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

Going Concern

Our condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our condensed consolidated financial statements include elsewhere herein, we had a stockholders’ deficit of $3,915,022 at September 30, 2017, and incurred a net loss of $7,117,186, and utilized net cash of $2,508,366 in operating activities for the six-month period then ended. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm in their audit report to our financial statements for the fiscal year ended March 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Our management estimates that the current funds on hand will be sufficient to continue operations through November 30, 2017. Our ability to continue as a going concern is dependent on our ability to execute our business strategy and in our ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business, including as part of the contemplated underwritten public offering of our common stock pursuant to our Registration Statement on Form S-1, as amended, as filed with the SEC (the “Public Offering”), however, we can give no assurances that such offering will be completed. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Stock-Based Compensation

We periodically issue stock-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock-based compensation issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense over the vesting period. We recognize expense for awards with market conditions ratably over the vesting period regardless of whether the market condition is satisfied. We account for stock-based compensation grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock-based compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the stock-based compensation vests, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, stock-based compensation grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our stock options are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods

Recent Accounting Policies

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective because of the material weaknesses described below. We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2017:

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

We plan to take a number of actions to correct these material weaknesses including, but not limited to, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We hired Mr. Gold as a first step in building out our accounting department and formed an audit committee of our Board of Directors in October 2017. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) occurred during the six months ended September 30, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. Other than as set forth below, we are not aware of any other pending material legal proceedings.

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against us and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. LiveXLive and our Company demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against us and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $300,000 in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. On May 11, 2017, the parties agreed to a mediation that was scheduled for October 30, 2017, and a trial date was set for March 2018. On September 27, 2017, LiveXLive was notified that Blink TV Limited is in bankruptcy proceeding in England and now has liquidators in place who are assuming the litigation. Blink TV’s liquidators will need to move for permission to substitute in as the real parties in interest. The mediation that was prospectively scheduled for October 30, 2017 has been indefinitely delayed pending the liquidators' decision of how to proceed. We do not anticipate any further developments in this case to occur until sometime in 2018.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the American Arbitration Association, Washington, DC office (“AAA”), requesting for AAA to commence an arbitration proceeding against Wantickets and LXL Tickets, in connection with event proceeds of $155,633 allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the APA, dated as of May 5, 2017, entered into by and among Wantickets, LXL Tickets, the Company and certain other persons. On August 24, 2017, the ICDR determined that Exodus has met the filing requirements by filing a Demand for Arbitration providing for administration by the ICDR/AAA under its rules and/or procedures. Accordingly, the ICDR will proceed with the administration of this matter. An arbitrator for this dispute has been selected by the parties and a preliminary hearing conference call with the arbitrator has been scheduled for November 20, 2017. LXL Tickets intends to vigorously dispute such arbitration demand and related claims, including based on jurisdictional and other arbitrability arguments, and any obligations or liability to Exodus and to defend itself against such demand and claims.

Item 1A.	Risk Factors.

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” in our Registration Statement on Form S-1, Amendment No.4, filed with the SEC on October 16, 2017, which could materially affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

During the three months ended September 30, 2017, the Company issued 56,546 shares of its common stock valued at $283,295 to various consultants. The Company valued these shares at a price of $5.01 per share, the most recent price of the sale of its common stock near the date of grant.

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

On December 31, 2014, we converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and continues to be in default. As of September 30, 2017 and March 31, 2017, $286,650 and $277,270 of principal, which includes $43,152 and $34,772 of accrued interest, respectively, were outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

In October 2017, we issued two 6% unsecured convertible notes payable to Trinad Capital Master Fund Ltd. for aggregate principal amount of $600,000. These notes will be due September 30, 2019. Before their maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest due under the notes into our common stock at a conversion price per share based upon our current valuation, as determined by the Board of Directors. If we raise a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding principal and interest due under the notes into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 300,000 warrants to purchase shares of our common stock at an exercise price of $0.01 per share, all of which were exercised as of November 13, 2017.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of May 5, 2017, among Wantickets RDM, LLC, Danco Enterprises, LLC, Joseph Schnaier, Gamtix, LLC, LiveXLive Tickets, Inc. and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
2.2

Agreement and Plan of Merger, dated as of July 20, 2017, between the Registrant and Loton, Corp (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).

2.3

Agreement and Plan of Merger, dated as of August 25, 2017, among the Registrant, LXL Music Acquisition Corp., Slacker, Inc. and Columbia Capital Equity Partners V (QP), L.P., as Stockholders’ Agent (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2017).

2.4

Amendment No. 1 to Merger Agreement, dated as of September 28, 2017, among the Registrant, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 5, 2017).

2.5

Amendment No. 2 to Merger Agreement, dated as of October 30, 2017, by and among the Registrant, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2017).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2

Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).

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
10.9†

Employment Agreement, dated as of September 7, 2017, between the Registrant and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).

10.10†

Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Registrant and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).

10.11†	Employment Agreement, dated as of May 3, 2017, between the Registrant and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.12†	Notice of Grant and Restricted Stock Agreement, dated as of May 3, 2017, between the Registrant and Douglas Schaer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.13†	Employment Agreement, dated as of October 6, 2015, between the Registrant and Blake Indursky (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2016).
10.14†	Employment Agreement, dated as of May 5, 2017, between the Registrant and Richard Blakeley (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.15†	Restricted Stock Agreement, dated as of May 5, 2017, between the Registrant and Richard Blakeley (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.16	Bill of Sale, Assignment and Assumption Agreement, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.17	Trademark and Domain Name Assignment, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.18	Lock-Up and No Shorting Agreement, dated as of May 5, 2017, between the Registrant and Danco Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: November 14, 2017	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Jerome N. Gold
Jerome N. Gold
Chief Financial Officer and Executive Vice President (Principal Accounting Officer)

