Form 10-Q
period 2017-12-31
LiveXLive Media, Inc.
filed 2018-02-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of February 12, 2018, there were 50,490,615 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

i

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of December 31, 2017 (unaudited) and March 31, 2017	F-1

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016 (unaudited)	F-2

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended December 31, 2017 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016 (unaudited)	F-4

Notes to the condensed consolidated financial statements (unaudited)	F-5 - F-23

LiveXLive Media, Inc.
Condensed Consolidated Balance Sheets

	December 31,
	2017 (Unaudited)	March 31, 2017
Assets
Current Assets
Cash and cash equivalents (including $2,390,295 of restricted cash as of December 31, 2017)	$13,753,523	$1,477,229
Accounts receivable, net of allowance of $20,571	3,339,044	-
Prepaid expense and other assets	539,822	21,569
Deferred costs	457,918	-
Total Current Assets	18,090,307	1,498,798
Other Assets
Fixed assets, net	439,164	57,407
Cost in excess of acquired net assets from Slacker acquisition	50,573,609	-
Investment in affiliate	15,000	-
Other assets	38,929	-
Total Assets	$69,157,009	$1,556,205

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$3,147,787	$542,035
Accrued liabilities	1,176,194	-
Accrued royalties	13,823,953	-
Note payable	289,934	277,270
Bank debt	2,240,295	-
Deferred revenue	1,532,985	-
Due to related parties	96,601	-
Convertible note payable, shareholder	3,907,520	3,603,446
Unsecured convertible notes - related party, net of discount	54,208	-
Unsecured convertible notes, net of discount	2,104,342	67,858
Services payable, related party	-	239,080
Total Current Liabilities	28,373,819	4,729,689
Unsecured convertible notes - related party, net of discount and current maturities	-	11,668
Unsecured convertible notes, net of discount and current maturities	-	220,540
Total Liabilities	28,373,819	4,961,897

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 49,542,633 and 34,665,780 shares issued and outstanding, respectively	49,542	34,666
Additional paid in capital	82,665,179	24,655,532
Accumulated deficit	(41,931,531)	(28,095,890)
Total stockholders' equity (deficit)	40,783,190	(3,405,692)
Total Liabilities and Stockholders’ Equity (Deficit)	$69,157,009	$1,556,205

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

Revenue	$-	$-	$80,263	$225,000

Operating expenses:
Selling, general and administrative	2,617,582	1,259,297	7,449,666	3,786,840
Related party expenses	90,000	90,000	270,000	270,000
Total operating expenses	2,707,582	1,349,297	7,719,666	4,056,840
Loss from operations	(2,707,582)	(1,349,297)	(7,639,403)	(3,831,840)

Other income (expense):
Interest expense, net	(900,625)	(257,372)	(2,294,409)	(437,733)
Fair value of warrants issued for note extension and inducement to convert	-	-	-	(2,002,977)
Earnings from investment in affiliate	-	69,163	-	132,832
Impairment loss	-	(213,331)	-	(213,331)
Loss on sale of investment in affiliate	-	(2,790,073)	-	(2,790,073)
Total other income (expense)	(900,625)	(3,191,613)	(2,294,409)	(5,311,282)

Loss from continuing operations	(3,608,207)	(4,540,910)	(9,933,812)	(9,143,122)

Loss from disposal of LXL Tickets	(2,786,300)	-	(2,786,300)	-
Loss from discontinued operations	(323,948)		(1,115,529)
Loss from discontinued operations	(3,110,248)	-	(3,901,829)	-

Net loss	$(6,718,455)	$(4,540,910)	$(13,835,641)	$(9,143,122)

Net loss per share from continuing operation – basic and diluted	$(0.10)	$(0.14)	$(0.27)	$(0.29)
Net loss per share from discontinued operations – basic and diluted	$(0.09)	$-	$(0.11)	$-
Net loss per share – basic and diluted	$(0.19)	$(0.14)	$(0.38)	$(0.29)

Weighted average common shares – basic and diluted	36,543,179	33,485,593	36,030,900	32,029,142

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Nine Months Ended December 31, 2017

(Unaudited)

	Common stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2017	34,665,780	$34,666	$24,655,532	$(28,095,890)	$(3,405,692)
Fair value of shares issued for services to consultants	383,335	383	1,664,693	-	1,665,076
Fair value of shares issued for services to employees	233,334	233	401,710	-	401,943
Shares issued upon exercise of warrants	790,836	791	13,835	-	14,626
Shares issued for Wantickets assets acquisition	666,667	667	3,339,333	-	3,340,000
Fair value of warrants and beneficial conversion features recorded as valuation discount	-	-	2,764,187	-	2,764,187
Proceeds from offering of common shares, net of costs	5,000,000	5,000	16,810,822	-	16,815,822
Shares issued for Slacker acquisition	7,802,681	7,802	31,202,922		31,210,724
Fair value of options issued to employees	-	-	1,812,145	-	1,812,145
Net loss	-	-	-	(13,835,641)	(13,835,641)
Balance as of December 31, 2017	49,542,633	$49,542	$82,665,179	$(41,931,531)	$40,783,190

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(13,835,641)	$(9,143,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	571,915	18,043
Loss from disposal of LXL Tickets	2,786,300	-
Common stock issued for services to consultants	1,665,076	1,031,232
Common stock issued for services to employees	401,943	-
Fair value of options issued to employees	1,812,145	-
Amortization of debt discount	1,975,002	115,398
Fair value for beneficial conversion feature	-	136,936
Fair value for warrants issued for note extension and inducement to convert	-	2,002,978
Equity in earnings of affiliate	-	(132,832)
Loss on sale of investment in affiliate	-	2,790,073
Impairment of note receivable - related party	-	213,331
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(333,199)	3,055
(Decrease)/Increase in accrued interest	319,407	188,279
(Decrease)/Increase in due to related party	96,601	-
(Decrease)/Increase in services payable- related party	(239,080)	-
(Decrease)/Increase in accounts payable and accrued liabilities	1,448,665	196,100
Net cash used in operating activities	(3,280,866)	(2,580,529)

Cash Flows from Investing Activities:
Purchases of fixed assets	-	(18,953)
Other asset	(15,000)	-
Sale of investment in OCHL	-	2,182,274
Cash paid in acquisition of Slacker	(2,500,000)	-
Cash acquired from acquisition of Slacker	263,379	-
Net cash (used in) provided by investing activities	(2,251,621)	2,163,321

Cash Flows from Financing Activities
Proceeds from notes payable, related party	-	820,100
Repayment of note payable, related party	-	(450,000)
Proceeds from convertible notes	1,695,000	705,000
Repayment of convertible notes	-	(55,000)
Proceeds from convertible notes, related party	950,000	-
Proceeds from warrant exercise	14,626	26,293
Net proceeds from offering	16,815,822	-
Proceeds from issuance of common stock	-	1,375,000
Repayment of term loan at acquisition of Slacker	(1,666,667)	-
Repayment of loans, related party	-	57,376
Net cash provided by financing activities	17,808,781	2,478,769

Net increase in cash	12,276,294	2,061,561
Cash, beginning of period	1,477,229	36,898
Cash, end of period	$13,753,523	$2,098,459

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants and beneficial conversion features issued as valuation discount	$2,764,187	$-
Fair value of warrants recorded as valuation discount	$-	$320,423
Common stock issued upon conversion of note payable	$-	$205,918
All instruments in acquisitions:
Fair value of common stock of $31,210,724 issued in Slacker acquisition allocated to:
Current assets	$4,245,386	$-
Fixed assets	$399,971	$-
Cost in excess of net assets acquired	$48,073,609	$-
Other asset	$38,929	$-
Current liabilities	$(17,640,219)	$-
Bank debt	$(3,906,962)	$-
Fair value of common stock of $3,340,000 issued upon Wantickets acquisition allocated to:
Fixed assets	$109,000	$-
Intangible assets	$1,909,700	$-
Goodwill	$1,321,300	$-

See accompanying notes to the condensed consolidated financial statements.

LiveXLive Media, Inc.

For the Three and Nine Months Ended December 31, 2017 and 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Operations and Basis of Presentation

Business and Operations

LiveXLive Media, Inc. was originally incorporated under the laws of the State of Nevada on December 28, 2009 and reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive Media, Inc., a Delaware corporation and Loton’s wholly owned subsidiary. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. As part of the reincorporation, Loton changed its name to LiveXLive Media, Inc. (the “Company,” “we,” “us,” or “our”). LiveXLive, Corp. (“LiveXLive”), the Company’s wholly owned subsidiary, was incorporated under the laws of the State of Delaware on February 24, 2015.

The Company is a consolidated group of premier media brands and technology assets that create a social media ecosystem for music, including the LiveXLive platform. LiveXLive is one of the world’s only premium streaming services devoted to live music and music-related video content, delivering live streamed and premium, on demand original content to nearly any internet-connected screen. Since its launch in 2015, LiveXLive has been building an online destination for music fans to enjoy premium live performances from music venues and leading music festivals around the world, such as Rock in Rio, Outside Lands Music and Arts Festival and Hangout Music Festival, as well as premium original content, artist exclusives and industry interviews. The LiveXLive platform has featured performances and content from some of the most popular artists in various music genres, including Rihanna, Katy Perry, Metallica, Duran Duran, Radiohead, Chance The Rapper, Bruce Springsteen, Major Lazer and Maroon 5. The Company’s businesses also include Slacker Radio and social media influencer venture LiveXLive Influencers.

Slacker, which the Company acquired on December 29, 2017 (see Note 4), is a key innovator in the streaming music space. Slacker represents the next-generation of personalized radio, enabling music lovers to choose from the broadest selection of human-curated stations personalized to their independent tastes. Its proven programming and personalization platform boasts a catalog of more than 13 million audio tracks from all three major music companies and many independent labels. Slacker has approximately 1.5 million monthly unique users and more than 400,000 subscribers on its paid and ad-supported platforms. Additionally, Slacker has hundreds of expertly programmed stations, including news, sports, and talk from ABC News, ESPN and others. Slacker also powers the streaming music experiences for global brands including Tesla and Samsung.

The Company is headquartered in Beverly Hills, CA.

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of March 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 14, 2017 (the “2017 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2017 and notes thereto included in the 2017 Annual Report.

The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2018 or for any other period.

Stock Splits

In September 2016, the Company effected a 2-for-1 forward stock split of the Company’s common stock in the form of a dividend. In October 2017, the Company effected a 1-for-3 reverse stock split of the Company’s common stock. All share and pre-share amounts have been restated as of the earliest period presented to reflect the reverse stock split.

Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its condensed consolidated financial statements include elsewhere herein, the Company incurred a net loss of $13,835,641, and utilized cash of $3,280,866 in operating activities for the period ended December 31, 2017, and had a working capital deficiency of $10,283,512 as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the Company’s 2017 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is focused on bringing the Company to profitability through anticipated significant increase in revenue generated from normal operations. Revenue increases are expected to be achieved through new product introductions in conjunction with new customers and enhanced monetization of the Company’s advertising supported free service, subscriptions and licensing revenues. As noted below, the Company believes it now has raised sufficient funds to implement its plan.

Although the Company expects to increase revenues and profitability, as well as to generate cash flows from operations given the additional equity, there can be no assurance that the Company will achieve its anticipated revenue increases or positive cash flows or that the Company will be able to obtain other sources of funding, if at all, or on the terms acceptable to the Company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Subsequent to the issuance of its 2017 Annual Report which contained the going concern qualification referred to above, the Company completed a public offering of 5,500,000 of its shares of common stock at the price of $4.00 per share, receiving gross proceeds of $22,000,000. Based on the receipt of these funds, the Company believes is has adequate capital to operate pursuant to its business plan through June 30, 2019. The Company has no plans to seek additional capital at this time as it believes it has funds for its operations through that date.

Note 2 – Significant Accounting Policies and Practices

Revenue Recognition Policy

The Company has several streams of revenue, each of which is required under GAAP to be recognized in varying ways. The following is a summary of our revenue recognition policies:

Internet Radio

The Company’s revenues from internet radio (through Slacker’s operations) consist of revenues from online credit card sales of Internet radio service subscriptions, subscriptions sold via mobile phone carriers via direct billing arrangements, and advertising.

Radio and Phone Carrier Subscription Revenue — Radio subscription revenue is recognized ratably over the term of the underlying subscription agreement. Radio subscription revenue sold via mobile phone carriers is recognized net of the amount mobile phone carriers earn on each transaction. Management has assessed the criteria of reporting carrier revenue gross or net and has determined that the Company is not the primary obligor. Therefore, carrier revenue is recorded net of carrier costs. Subscription payments collected in advance of meeting revenue recognition criteria are reflected as deferred revenue along with the costs related to such payments.

Advertising Revenue — Advertising revenue is recognized based on an estimate calculated using the number of impressions served and a range of rates based on the type of impression served. Estimated amounts do not vary significantly from actual amounts based on historical observation.

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

The Company recorded an impairment loss on intangible and other long-lived assets totaling $1,465,000 for the nine months ended December 31, 2017 that was due to the discontinued operations of LiveXLive Tickets, Inc. (see Note 3).

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing will be done annually at March 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities.

The Company recorded an impairment loss on goodwill of $1,321,300 for the nine months ended December 31, 2017 that was due to the discontinued operations of LiveXLive Tickets, Inc. (see Note 3).

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

Concentration of Credit Risk

The Company maintains cash balances at a single commercial bank. Cash balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Restricted Cash

Restricted cash consists of cash pledged as collateral for credit card processing of $150,000 and as collateral for a revolving line of credit of $2,240,295. As of December 31, 2017, we had $2,390,295 in restricted cash that was not insured by the FDIC.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts reflecting management’s estimate of losses associated with granting credit terms to customers. Management determines the allowance based on its analysis of the specific customer accounts and an assessment of the customers’ ability to meet its financial obligations, as well as historical experience. Receivables are written off in the period that they are deemed uncollectible.

Content Acquisition Costs

Content acquisition costs principally consist of royalties paid for the right to stream music and non music content to the Company’s listeners. Royalties are calculated using negotiated rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of December 31, 2017, the Company accrued $13,823,953 of royalties due to artists from use of Slacker’s radio services.

Service Delivery Costs

Service delivery costs consist of the infrastructure costs related to content streaming, maintaining the Company’s service, revenue share costs paid to mobile phone carriers for free listeners and serving advertisement impressions through third party ad serving technology providers. As of December 31, 2017, the Company had accrued $1,420,782 of delivery costs due for infrastructure costs and are included in accounts payable and accrued liabilities on the accompanying balance sheet.

Principles of Consolidation

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
LXL Influencers, Inc.	Delaware	July 11, 2017	51%

LiveXLive Tickets, Inc.	Delaware	April 24, 2017	100%

LXL Studios, Inc.	Delaware	July 15, 2016	100%

LiveXLive, Corp.	Delaware	February 24, 2015	100%

KOKO (Camden) Holdings (US), Inc.	Delaware	March 17, 2014	100%

KOKO (Camden) UK Limited	England and Wales	November 7, 2013	100%

Slacker, Inc.	Delaware	November 21, 2003	100%

The Company’s consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended. All inter-company balances and transactions have been eliminated.

Stock-Based Compensation

The Company periodically issues stock-based compensation to employees and non-employees in non-capital raising transactions for services. The Company accounts for stock–based compensation grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense at the time of the grant. The Company accounts for stock-based compensation grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock-based compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation granted to non-employees are recorded as an expense in the period it is issued. Recently the Company issued equity awards that vest based on market conditions and recognizes expense for those awards ratably over the vesting period regardless of whether the market condition is satisfied.

The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

At December 31, 2017 and March 31, 2017, the Company had 0 and 50,000 warrants, and 1,833,334 and 0 stock options outstanding, respectively, and 2,669,682 and 1,009,442 shares potentially issuable for its convertible notes payable, respectively, which were excluded from the loss per share calculation, as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This standard is effective for reporting periods beginning after December 15, 2017, with certain provisions allowing for early adoption. The Company will adopt the provisions of this statement in the quarter beginning April 1, 2018.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The adoption of ASU 2017-11 does not have a material impact on the Company’s financial statements and related disclosures.

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, providing specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively “Cash”). Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flow. The amendments in ASU 2016-18 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Acquisition of Wantickets’ Assets

On May 5, 2017, LiveXLive Tickets, Inc. (“LXL Tickets”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (“APA”) with Wantickets RDM, LLC (“Wantickets”) and certain other parties, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of common stock of the Company valued at $3,340,000 ($5.01 per share). In connection with the transaction, LXL Tickets entered into employment agreements with two key employees of Wantickets for a term of two years each. Joseph Schnaier was appointed as the Chief Executive Officer of LXL Tickets and was to receive an annual salary of $220,000 and a bonus of 666,667 shares of common stock if LXL Tickets earns a net income of $3 million in the twelve months following May 5, 2017 or a net income of $4 million in the twelve months thereafter. In addition, Richard Blakeley was appointed as the Chief Financial Officer of LXL Tickets and will receive an annual salary consisting of $160,000 in cash and such number of shares of the Company’s common stock equal to $15,000. Effective as of July 7, 2017, LXL Tickets terminated Mr. Schnaier’s employment for cause.

In addition, pursuant to the APA and the Letter Agreement, dated as of May 5, 2017 (the “Letter Agreement”), entered into among the Company, LXL Tickets and Mr. Schnaier, the parties agreed that, commencing May 5, 2017, Mr. Schnaier will promptly pay for all of LXL Tickets’ net losses of its business for each calendar month (or pro rata thereof), up to a total of $100,000 per month, and for any liabilities exceeding $100,000 in the aggregate that arose from April 1, 2017 to May 5, 2017 (inclusive), until December 27, 2017 (the “Funding End Date”), and that any salaries or other payments or amounts due under the employment agreements described above shall be included in the calculation of the net loss for the applicable period (collectively, the “Payment Obligation”). Pursuant to the Letter Agreement, the parties further agreed that all payments made by Mr. Schnaier as part of the Payment Obligation shall be deemed to be a loan by Mr. Schnaier to LXL Tickets (the “Loaned Funds”), and that the Company and LXL Tickets shall repay to Mr. Schnaier the total amount of the Loaned Funds within five business days after the Funding End Date; provided that the Company and LXL Tickets may prepay or repay in full the Loaned Funds at any time prior to the Funding End Date without any penalty. As of December 31, 2017, pursuant to the APA and the Letter Agreement, Mr. Schnaier had paid $153,631 to LXL Tickets, which also constituted Loaned Funds, and owed LXL Tickets $105,085 as his Payment Obligation, subject to the Company potentially offsetting such Loaned Funds against other payment obligations that Mr. Schnaier may owe to LXL Tickets and/or the Company. The Company can give no assurances that the Company will be able to recover from Mr. Schnaier a part or the entire amount of such Payment Obligation or that the Company will be able to offset a part or the entire amount of the Loaned Funds against other payment obligations that Mr. Schnaier may owe to LXL Tickets and/or the Company. The Company is currently evaluating whether to initiate legal action against Mr. Schnaier as a result of the damages, costs and other liabilities the Company and LXL Tickets have incurred in connection Wantickets asset purchase transaction.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company completed an allocation of the purchase price of the assets acquired as follows with the assistance of an independent valuation firm:

Asset Type	Fair Value
Fixed Assets	$109,000
Trademark/Trade Name	431,100
Software	1,003,600
Customer Relationships	368,600
Domain Names	106,400
Goodwill	1,321,300
Purchase Price	$3,340,000

During the quarter ended December 31, 2017, management of the Company made the decision to shut down the operations of LXL Tickets effective December 31, 2017. Management concluded that the operations of LXL Tickets were not going to improve due to decreased consumer demand for nightlife and concert events and since LXL Tickets was no longer providing ticketing services to four venues in 2017 that had produced significant revenues in 2016. The Company also decided to make a strategic shift in the focus of its operations through the acquisition of a digital internet radio business that closed in December 2017 (see Note 4, Acquisition of Slacker). Therefore, it began laying off LXL Tickets’ employees during the quarter ended December 31, 2017, such that there was one employee left as of December 31, 2017. Management considers abandonment to have occurred at December 31, 2017 since LXL Tickets stopped accepting orders and using the acquired assets as of that date. To accomplish this, the results of LXL Tickets’ operations are reported in discontinued operations in accordance with ASC 205, Presentation of Financial Statements. Management currently does not have any plans to sell LXL Tickets or its remaining assets.

For the period ended December 31, 2017, the Company has recognized a loss of $1,115,529 from operations of LXL Tickets, and additionally incurred a loss of $2,786,300 related to the impairment of all remaining LXL Tickets assets. The Company is presenting the operating loss of LXL Tickets on its statement of operations under the heading “Loss from Disposal of LXL Tickets”.

Major line items constituting net loss of the discontinued operations of LXL Tickets are as follows for the three and nine month periods from May 5, 2017 through December 31, 2017:

	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017

Revenues	$71,423	$639,545
Cost of sales	-	150,549
Gross profit	71,423	488,996
Selling, general and administrative expenses	395,371	1,604,525
Loss on discontinued operations	$(323,948)	$(1,115,529)

Note 4 – Acquisition of Slacker

On December 29, 2017, the Company, LXL Music Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Acquisition Sub”), and Slacker, completed the merger of Acquisition Sub with and into Slacker, with Slacker surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The Merger was affected pursuant to the Agreement and Plan of Merger, dated as of August 25, 2017, by and among the Company, Acquisition Sub, Slacker and Fortis Advisors LLC, in its capacity as the substitute stockholders’ agent in connection with the transactions contemplated by the Merger Agreement, as amended on September 28, 2017, October 30, 2017, December 5, 2017 and December 15, 2017 (as amended, the “Merger Agreement”).

Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (i) all of the issued and outstanding shares of capital stock of Slacker were converted into the right to receive an aggregate of 6,126,788 shares of the Company’s common stock, valued at $24,507,112, (ii) 1,675,893 shares of the Company’s common stock were issued to payoff Slacker’s Convertible Promissory Notes, valued at $6,703,502, which includes payoff of the Incremental Stockholder Loan and additional shares issuable by the Company in connection therewith (each as defined in the Merger Agreement), based on the offering price of $4.00 in the Company’s underwritten public offering consummated on December 27, 2017, (iii) payment of $2,500,000 to Slacker and its designees and (iv) the Company assumed Slacker’s liabilities of $21,547,180, for a total purchase price of $55,257,904. Pursuant to the terms of the Merger Agreement, the Company did not assume any outstanding warrants and options to acquire any shares of capital stock of Slacker and such securities were terminated and cancelled in connection with the Merger. No fractional shares of common stock were issued in connection with the Merger. Instead, any fractional shares of the Company’s common stock due under the Merger Agreement were rounded down to the nearest whole share in accordance with the Merger Agreement.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company is in the process of performing an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the assistance of an independent valuation firm. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible assets acquired, related deferred tax liabilities and residual goodwill.

Assets/Liabilities	Fair Value
Cash and cash equivalents	$263,379
Accounts receivable	3,338,635
Prepaid expense and other assets	185,463
Deferred cost of sales	457,918
Fixed assets, net	399,971
Costs in excess of net assets acquired, to be allocated	50,573,609
Other assets	38,929
Purchase Price	$55,257,904

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of Slacker, based on the historical financial statements of the Company and Slacker. The unaudited pro forma statements of operations for the three and nine months ended December 31, 2017 and 2016 give effect to the transaction to the Merger as if it had occurred on April 1, 2016.

	Statement of Operations (Unaudited Pro-Forma)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016

Revenue	$6,750,374	$7,109,749	$20,063,317	$25,624,607

Operating expenses:
Selling, general and administrative	9,583,427	8,516,397	27,644,043	28,308,016
Research and development	1,159,325	1,757,730	3,812,587	5,677,299
Related party expenses	90,000	90,000	270,000	270,000
Total operating expenses	10,832,752	10,364,127	31,726,630	34,255,315
Loss from operations	(4,082,378)	(3,254,378)	(11,663,313)	(8,630,708)

Other income (expense):
Interest expense, net	(1,081,787)	(606,920)	(3,152,688)	(1,572,101)
Other income	-	287	-	693
Fair value of warrants issued for note extension and inducement to convert	-	-	-	(2,002,977)
Earnings from investment in affiliate	-	69,163	-	132,832
Impairment Loss	-	(213,331)	-	(213,331)
Loss on sale of investment in affiliate	-	(2,790,073)	-	(2,790,073)
Total other income (expense)	(1,081,787)	(3,540,874)	(3,152,688)	(6,444,957)

Loss before continuing operations	(5,164,166)	(6,795,253)	(14,816,001)	(15,075,665)
Loss from disposal of LXL Tickets	(2,786,300)	-	(2,786,300)	-
Loss from discontinued operations	(323,948)	-	(1,115,529)	-
Loss from discontinued operations	(3,110,248)	-	(3,901,829)	-
Net loss	$(8,274,414)	$(6,795,253)	$(18,717,830)	$(15,075,665)

Net loss per share from continuing operation – basic and diluted	$(0.12)	$(0.16)	$(0.34)	$(0.38)
Net loss per share from discontinued operations – basic and diluted	$(0.07)	$-	$(0.09)	$-
Net loss per share – basic and diluted	$(0.19)	$(0.16)	$(0.43)	$(0.38)

Weighted average common shares – basic and diluted	44,091,425	41,288,274	43,748,461	39,831,823

Note 5 – Accounts Receivable

The Company’s accounts receivable as of December 31, 2017 consist of the following:

	December 31, 2017	March 31, 2017
Accounts receivable	$3,359,615	$-
Allowance for doubtful accounts	(20,571)	-
Trade receivables – net	$3,339,044	$-

Note 6 – Property and Equipment

The Company’s property and equipment at December 31, 2017 and March 31, 2017 was as follows:

	December 31, 2017	March 31, 2017

Production equipment	$51,304	$51,304
Computer software and equipment	400,414	42,078
Furniture and fixtures	22,948	-
Leasehold improvements	18,688	-
Total property and equipment	493,354	93,382

Accumulated depreciation	(54,190)	(35,975)
Property and equipment, net	$439,164	$57,407

Depreciation expense was $63,715 and $18,043 for the nine months ended December 31, 2017 and 2016, respectively, and $23,472 and $6,072 for the three months ended December 31, 2017 and 2016, respectively.

Note 7 – Bank Debt

As part of the acquisition of Slacker, the Company assumed what was initially $5,000,000 line of credit from a commercial bank that was collateralized by the assets of Slacker. The revolving line of credit was based on the amount of eligible accounts receivable. The loan is currently cash collateralized and there are no covenants. The revolving line of credit bears an annual interest rate equal to prime rate as published in the Wall Street Journal plus 0.75%, and equaled 5.25% at December 31, 2017. The line has a maturity date of March 31, 2018. The Company is currently in discussions with the bank concerning a one year extension of the revolving line of credit. The outstanding balance of the line of credit at December 31, 2017 was $2,240,295 and there was $0 of borrowing availability as of that date. The Company also assumed a term loan with a balance of $1,666,667 which was paid off at the closing of the Slacker acquisition.

Subsequent to the period ended December 31, 2017, the Company drew down an additional $1,259,705 on the line of credit and secured the entire balance with $3,500,000 of cash collateral. The Company is in discussions with the bank to renew the line of credit and release the cash collateral balance back to the Company.

Note 8 – Convertible Notes Payable, Shareholder

The Company’s shareholder convertible notes payable at December 31, 2017 and March 31, 2017 were as follows:

	December 31, 2017	March 31, 2017
(A) 6% Unsecured Convertible Note – Due March 31, 2018	$3,765,331	$3,603,446
(B) 6% Unsecured Convertible Note – Due between September 30, 2018 and December 31, 2018	907,759	-
Less accumulated amortization of valuation discount	(765,570)	-
Net	3,907,520	3,603,446
Less: Convertible note payable, current	3,907,520	3,603,446
Convertible notes payable, long-term	$-	$-

As of December 31, 2017 and March 31, 2017, the Company had outstanding 6%, unsecured convertible notes payable (the “Trinad Note”) to Trinad Capital Master Fund (“Trinad Capital”), a fund wholly owned by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, President, director and principal stockholder as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3,581,077 under the first senior promissory note and second senior promissory note (the “Senior Notes”) with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively, each as subsequently amended. The first Trinad Note is due on March 31, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, the Company completed a public offering of its shares of common stock (the “Public Offering”) and the conversion price became fixed at $3.00 per share. In addition, Trinad Capital received 596,846 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. Such warrants were exercised on February 28, 2017. The conversion of the Senior Notes into the first Trinad Note and warrants was considered to be a debt restructuring that is accounted for as a debt extinguishment. The aggregate relative fair value of the 596,846 warrants issued to Trinad Capital was determined to be $1,624,474 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2016, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $1,624,474. The relative fair value of the warrants and the first Trinad Note’s beneficial conversion feature totaling $3,248,948 was expensed as of March 31, 2017. On December 27, 2017, the Company completed the Public Offering and the conversion price became fixed at $3.00 per share. As the Company had previously recognized a valuation discount up to the fair value of the notes, no further beneficial conversion feature was recorded. At March 31, 2017, $3,603,446 of principal, which includes $75,938 of accrued interest, was outstanding under the first Trinad Note. At December 31, 2017, the balance due of $3,765,331 includes $184,254 of accrued interest outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six 6% unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $900,000. The notes are due on various dates through December 31, 2018. Before the maturity date, as a result of the Company consummating the Public Offering, the noteholders have the right at their sole discretion to convert all outstanding note principal and interest due under their notes into shares of the Company’s common stock at a conversion price of $3.00 per share. In addition, the noteholders received an aggregate of 450,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 450,000 warrants issued to the noteholders was determined to be $599,619 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.73-1.94%; dividend yield of 0%; volatility rate of 127%-229%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $1.00 and the market price of the shares on the date of conversion was $4.00 per share, and the Company recognized aggregate beneficial conversion features of $300,381. As a result, the Company recorded a note discount of $900,000 to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. For the nine months ended December 31, 2017, the Company amortized $134,431 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $765,569. As of December 31, 2017, $7,759 of accrued interest was added to the principal balance.

Note 9 – Note Payable

On December 31, 2014, the Company converted certain accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Note has not been extended and is currently past due. As of December 31, 2017 and March 31, 2017, the balance due of $289,935 and $277,270 includes $47,437 and $34,772 of accrued interest, respectively, outstanding under the Note.

Note 10 – Related Party Unsecured Convertible Notes Payable

Related Party unsecured convertible notes payable at December 31, 2017 and March 31, 2017 were as follows:

	December 31, 2017	March 31, 2017
(A) 6% Unsecured Convertible Note – due September 13, 2018	$52,967	$50,707
(B) 6% Unsecured Convertible Note – due June 28, 2018	51,521	-
Less accumulated amortization of Valuation Discount	(50,280)	(39,039)
Net	54,208	11,668
Less: Convertible note payable, current	54,208	-
Convertible notes payable, long-term	$-	$11,668

Convertible Note — Marvin Ellin

(A) On January 4, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin, the father of Robert Ellin, our Chief Executive Officer, Chairman, President, director and principal stockholder, for total principal amount of $50,000. This note will be due September 13, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, the Company completed the Public Offering and the conversion price became fixed at $3.00 per share. In addition, the noteholder received 8,334 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 8,334 warrants issued to the investor was determined to be $22,681 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2017, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $22,681. The aggregate value of the warrants and beneficial conversion feature of $45,362 was considered as debt discount upon issuance and is being amortized as interest over the term of the note or in full upon the conversion of the note. During the nine months ended December 31, 2017, the Company amortized $20,218 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $23,459. At December 31, 2017, $50,000 of principal and $2,967 of accrued interest, was outstanding under the note.

(B) On June 29, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin for total principal amount of $50,000. This note will be due June 28, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, the Company completed the Public Offering and the conversion price became fixed at $3.00 per share. In addition, the noteholder received 8,334 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 8,334 warrants issued to the investor was determined to be $22,681 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of June 28, 2017, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $22,681. The aggregate value of the warrants and beneficial conversion feature of $45,362 was considered as debt discount upon issuance and will be amortized as interest over the term of the note or in full upon the conversion of the note. During the nine months ended December 31, 2017, the Company amortized $23,179 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $26,821. At December 31, 2017, $50,000 of principal and $1,521 of accrued interest, was outstanding under the Note.

Note 11 – Unsecured Convertible Notes Payable

Unsecured Convertible notes payable at December 31, 2017 and March 31, 2017 were as follows:

	December 31, 2017	March 31, 2017
(A) 6% Unsecured Convertible Notes – Due September 30, 2018	$161,663	$154,882
(B) 6% Unsecured Convertible Notes – Due between January 31, 2018 and September 30, 2018	1,304,096	1,248,267
(C) 6% Unsecured Convertible Notes – Due between January 31, 2018 and June 28, 2018	1,765,710	-
Less accumulated amortization of Valuation Discount	(1,127,127)	(1,114,751)
Net	2,104,342	288,398
Less: convertible notes, current	2,104,342	67,858
Convertible notes, long term	$-	$220,540

(A) On September 14, 2016, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $150,000. This note will be due on September 13, 2018. Before the maturity date, as a result of the Company consummating the Public Offering, the noteholder has the right to convert all outstanding note principal and interest due under its note into shares of the Company’s common stock, and the conversion price became fixed, at $3.00 per share. In addition, the noteholder received 50,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.015 per share. The aggregate relative fair value of the 50,000 warrants issued to the noteholder was determined to be $93,612 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of September 14, 2016, the effective conversion price was $1.89, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $56,388. As a result, the Company recorded a note discount of $150,000 to account for the relative fair value of the warrants and the notes’ beneficial conversion feature which will be amortized as interest over the term of the note. The balance of the unamortized discount at March 31, 2017 was $109,259. During the nine months ended December 31, 2017, the Company amortized $56,584 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $52,675. As of December 31, 2017, $11,663 of accrued interest was added to the principal balance.

(B) Between November 22, 2016 and March 27, 2017, the Company issued seven 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1,235,000. The notes are due on various dates through September 30, 2018. Before the maturity date, the noteholders in their sole discretion have the option to convert all outstanding principal and interest into shares of the Company’s common stock at a conversion price per share of $3.00 (at a 25% discount to the offering price in the Public Offering) based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, the Company completed the Public Offering and the conversion price became fixed at $3.00 per share. In addition, the noteholders received an aggregate of 205,834 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 205,834 warrants issued to the noteholders was determined to be $560,226 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.35-1.53%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $2.73 and the market price of the shares on the date of conversion was approximately $5.01 per share, the Company recognized aggregate beneficial conversion features of $560,226. As a result, the Company recorded a note discount of $1,120,450 to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. The balance of the unamortized discount at March 31, 2017 was $1,005,490. On December 27, 2017 the conversion feature under the original terms of the note was fixed at $3.00 per common share, which resulted in an additional beneficial conversion feature with an incremental value of $114,548 that was added to the valuation discount and will be amortized over the remaining life of the notes. For the nine months ended December 31, 2017, the Company amortized $649,074 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $470,946. As of December 31, 2017, $69,096 of accrued interest was added to the principal balance.

(C) Between April 5, 2016 and June 29, 2017, the Company issued ten 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1,695,000. The notes are due on various dates through June 29, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, the Company completed the Public Offering and the conversion price became fixed at $3.00 per share. In addition, the noteholders received an aggregate of 282,500 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 282,500 warrants issued to the noteholders was determined to be $768,893 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.35-1.53%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $2.73 and the market price of the shares on the date of conversion was approximately $5.01 per share, the Company recognized aggregate beneficial conversion features of $768,893. As a result, the Company recorded a note discount of $1,537,790 to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. On December 27, 2017, the conversion feature under the original terms of the note was fixed at $3.00 per common share, which resulted in an additional beneficial conversion feature with an incremental value of $157,210 that was added to the valuation discount and will be amortized over the remaining life of the notes. During the nine months ended December 31, 2017, the Company amortized $1,091,515 of such discount to interest expense, and the unamortized discount as of December 31, 2017 was $603,506. As of December 31, 2017, $70,710 of accrued interest was added to the principal balance.

Note 12 – Related Party Transactions

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

Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, the Company’s CEO and Chairman and the Managing Member of Trinad LLC agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC shall no longer receive the monthly fee under its agreement. For the three and nine months ended December 31, 2017 and 2016, the Company incurred $90,000 and $270,000 of such fees, respectively.

Rent

During the nine-month period ended December 31, 2017 and the fiscal year ended March 31, 2017, the Company subleased office space from Trinad LLC for no cost to the Company as part of the Management Agreement. Management estimates such amounts to be immaterial. The Company anticipates continuing to sublease such space at no cost to it for the foreseeable future. The Company believes that such property is in good condition and is suitable for the conduct of its business.

Due to Related Parties

As of December 31, 2017, the amount due to related parties was $96,601, payable to Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. These amounts were provided to the Company for working capital as needed and are unsecured, non-interest bearing advances with no formal terms of repayment.

Other Asset

At December 31, 2017, the Other Asset balance of $15,000 is for a 3.64% equity investment in a music technology company that is led by a family member of Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder.

Note 13 – Commitments and Contingencies

Promotional Rights

The Company acquires promotional rights from time to time that may contain obligations for future payments. As of December 31, 2017, the Company is obligated under five licenses, production and/or distribution agreements to make guaranteed payments as follows: $700,000 for the fiscal year ended March 31, 2019, $285,000 for the fiscal year ended March 31, 2020, and $285,000 for the fiscal year ended March 31, 2021. The agreements also provide for a revenue share of 35-50% of net revenues. In addition, there are two other agreements that provide for a revenue share of 50% on net revenues, but no guaranteed payments. If the events do not occur as planned and/or the Company does not undertake production of such events, or if the revenue from these events does not allow the Company to recover its production costs, no additional liability for additional payments or promotional right will remain.

Legal Proceedings

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against the Company and LXL, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. The Company and LXL demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against the Company and only states a single cause of action against LXL for the alleged breach of a single license agreement. Plaintiffs are seeking $300,000 in damages. To date, LXL has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LXL filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. LXL was notified on September 27, 2017, that Blink TV Limited is in bankruptcy in England and now has liquidators in place who are assuming the litigation. The liquidators will need to move for permission to substitute in as the real parties in interest. The mediation that was prospectively scheduled for October 30, 2017 has been rescheduled for March 5, 2018.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association (the “AAA”), requesting for the ICDR to proceed to administer an arbitration proceeding among Exodus, Wantickets and LXL Tickets, in connection with event proceeds of $155,633 allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017, among Wantickets, LXL Tickets, the Company and certain other persons. On January 8, 2018, the arbitrator denied LXL Tickets’ preliminary motion requesting for the arbitration claim to be dismissed based on jurisdictional and other arbitrability arguments. As a result, the parties are now proceeding with the formal arbitration proceeding with the arbitrator to determine to what extent is LXL Tickets liable to Exodus for the event proceeds allegedly owed to Exodus by Wantickets. LXL Tickets intends to continue to vigorously dispute such claims and any obligation or liability to Exodus.

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, the Company, LXL Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $287,000 (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to the Company and LXL Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in the Company (the “Schnaier Shares”) to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Based on the Company’s understanding, Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, Light filed a motion to be heard on December 19, 2017, for the court to place on calendar for entry of such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, the Company filed an answer on behalf of LXL Tickets that generally denied all the claims in Light’s complaint. On December 27, 2017, Light filed a request for exemption from Nevada’s mandatory arbitration program, which is a standard filing that was granted because the amount in controversy exceeds $50,000. At this stage, the Company is waiting for Light to notice the NRCP 16.1 Early Case Conference, which is a meeting between attorneys for the parties to discuss the discovery deadlines and draft a Joint Case Conference Report will provide the agreed upon discovery deadlines for the court. Once the Joint Case Conference Report is filed, the discovery period will begin. Based on the Company’s understanding, if the court enters such confession of judgment and judgment against Wantickets and Mr. Schnaier, Light will subsequently proceed to foreclose on the Schnaier Shares to satisfy the Claim Amount. Furthermore, the Company believes that if Light successfully forecloses on the Schnaier Shares and is able to satisfy the full Claim Amount from the sale of such shares, this action will be voluntarily withdrawn against all defendants; however, there can be no assurance that this will occur. The Company believes that this action against it and LXL Tickets is without merit and the Company intends to vigorously defend itself and LXL Tickets and any obligations or liability to Light with respect to such claims.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $600,000 (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets RDM, LLC. That litigation is still pending and active.RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets RDM, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company believes that this action against LXL Tickets is without merit and the Company intends to vigorously defend LXL Tickets and any obligations or liability to Wynn with respect to such claims.

The Company is not aware of any other material pending legal proceedings. From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. An adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

Employment Agreements

Jerome Gold

In September 2017, the Company entered into an amended and restated employment agreement with Mr. Gold for a term of three years at an annual salary of $120,000 for the period commencing from the effective date of his employment agreement to the day immediately prior to the closing of the Public Offering. Following the closing of the Public Offering, Mr. Gold’s annual salary shall increase to $400,000. Mr. Gold shall also receive a $250,000 cash bonus within thirty days after such closing. Mr. Gold is also eligible to receive a Performance Bonus (as defined in his employment agreement) equal to 100% of his base salary and payable in accordance with the annual bonus plan applicable to our senior executives to be established following the closing of the Public Offering. Mr. Gold was also granted options to purchase 333,334 shares of our common stock at a price of $1.65 per share (the “Gold Options”). The Gold Options were granted pursuant to our 2016 Plan. The Gold Options shall vest in increments, with the first tranche of one-twelfth of the shares underlying the Gold Options vesting three months from the effective date of his employment agreement, with an additional one-twelfth of the shares underlying the Gold Options vesting every third month thereafter through the expiration of the three-year term. Each tranche of the Gold Options shall become exercisable on the earlier of (i) one year after the date such portion shall vest, (ii) the second anniversary of the effective date of Mr. Gold’s employment agreement, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of our Company. In the event of a Change of Control (as defined in his employment agreement), any unvested portion of the Gold Options shall vest and become exercisable effective immediately prior to such event. Each tranche of the Gold Options and the shares underlying such options is subject to a lock-up restriction for a period of twelve months from the date that such tranche of the options vests; provided, that such restriction period shall terminate with respect to all Gold Options and the shares underlying such options twenty-four months from the effective date of Mr. Gold’s employment agreement.

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

On December 14, 2017, the Company entered into Amendment No. 1 to Mr. Gold’s employment agreement (the “Gold Amendment”), pursuant to which Mr. Gold agreed to (i) reduce his annual cash base salary payable to him commencing on the day of the closing of the Public Offering (December 27, 2017) from $400,000 to $300,000, (ii) reduce the cash bonus payable to him in connection with the closing of the Public Offering from $250,000 to $100,000, and (iii) delay the payment of such bonus to March 31, 2019. In addition, on December 14, 2017 (the “Grant Date”), pursuant to the Gold Amendment, Mr. Gold was granted options to purchase 333,333 shares of the Company’s common stock at an exercise price of $4.00 per share (the “Options”). The Options were granted pursuant to the Company’s 2016 Equity Incentive Plan. The Options shall vest in increments, with the first tranche of one-twelfth of the shares underlying the Options vesting three months from the Grant Date, with an additional one-twelfth of the shares underlying the Options vesting every third month thereafter over a period of three years. Each tranche of the Options shall become exercisable on the earlier of (i) one year after the date such portion shall vest, (ii) the second anniversary of the Grant Date, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of the Company. In the event of a Change of Control (as defined in the Gold Employment Agreement), any unvested portion of the Options shall vest and become exercisable effective immediately prior to such event. Each tranche of the Options and the shares underlying such options is subject to a lock-up restriction for a period of twelve months from the date that such tranche of the options vests; provided, that such restriction period shall terminate with respect to all Options and the shares underlying such options twenty-four months from the Grant Date.

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

If Mr. Ellin’s employment is terminated by us without “Cause” or by Mr. Ellin for “Good Reason” (each as defined in his employment agreement, subject to our right to cure), he will be entitled to termination benefits, pursuant to which (i) we will pay Mr. Ellin certain accrued obligations and prior year bonus amounts, if any; and (ii) subject to timely execution and non-revocation of a release as provided in his employment agreement, (u) we will pay Mr. Ellin a one-time payment of $10,000,000; (v) unvested Ellin Options (other than the Ellin Performance Options) and Other Equity Awards (as defined in his employment agreement) shall automatically accelerate and become vested and exercisable for a period of 12 months from the termination date or the date the award first becomes vested and exercisable, but in all events no later than the applicable term for each such award; (w) the Ellin Performance Options shall continue to vest if, and only if, the performance criteria specified above for the vesting of the Ellin Performance Options are satisfied during the twelve-month period following the termination date; (x) any such accelerated Ellin Service Options, Ellin Performance Options and Other Equity Awards will remain outstanding and be exercisable, to the extent applicable, for a period of twelve months from the later of the termination date or the date the award first becomes vested and exercisable, but in all events no later than the applicable term for each such award; (y) all restrictions on the Other Equity Awards that are vested on the terminate date (or during the twelve-month period following the termination date) shall automatically and immediately lapse; and (z) we will continue to cover costs for Mr. Ellin and his dependents continued participation in our medical plans from the termination date through and inclusive of the lesser of twelve months or the period through the date on which he obtains other coverage. Mr. Ellin’s employment agreement contains covenants for the benefit of our Company relating to non-competition during the term of Mr. Ellin’s employment and protection of our confidential information, customary representations and warranties and indemnification obligations. Until December 27, 2017, we agreed to continue to pay to Trinad Management a cash fee at the rate of $30,000 per month (or pro-rata thereof), consistent with the terms of the Management Agreement, dated as of September 23, 2011, between the Company and Trinad LLC, whether such agreement is terminated or not prior to the date that the Public Offering is completed.

On December 14, 2017, the Company entered into Amendment No. 1 to Mr. Ellin’s employment agreement, pursuant to which Mr. Ellin agreed to reduce his annual cash base salary payable to him commencing on the day of the closing of the Public Offering (December 27, 2017) from $650,000 to $500,000.

Rent Obligation

Beginning on August 1, 2017, the Company was given the right to occupy approximately 3,200 square feet of Class A office space in West Hollywood, California. The space was provided to the Company by an unrelated third party and is fully furnished. The Company compensates the landlord in cash at the rate of approximately $37,700 per month for months that the Company occupies the space. The Company or the third party can terminate the arrangement at any time without prior notice.

Slacker leases its San Diego premises under operating leases. Rent expense for the operating leases totaled $303,443 for the nine months ended December 31, 2017. In October 2017, the San Diego office leases were amended and expire on December 31, 2018.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2017, with initial or remaining terms of one or more years are as follows:

Years Ending March 31	Operating Leases
2018	$112,560
2019	337,680
Total minimum lease payments	$450,240

Contractual Obligations

As of December 31, 2017, Slacker is obligated under agreements with content providers and other contractual obligations to make guaranteed payments as follows: $690,900 for the fiscal year ended March 31, 2019 and $160,000 for the fiscal year ended March 31, 2020.

Employee Benefits

Slacker sponsors a 401(k) plan (the “Plan”) covering all Slacker employees. Employees are eligible to participate in the Plan the first day of the calendar month following their date of hire. Slacker may make discretionary matching contributions to the Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees annual compensation. Slacker made $86,416 and $35,909 in matching contributions to the plan during the nine months ended December 31, 2017 and 2016.

Note 14 – Stockholders’ Deficit

Issuance of Common Stock in the Public Offering

On December 27, 2017, the Company completed a public offering of 5,000,000 shares of its common stock at an offering price of $4.00 per share. The Company received net proceeds from the offering of $16,810,822, after deducting $3,184,178 of underwriting discount, fees and other offering expenses paid by the Company.

Issuance of Common Stock for Services to Consultants

During the nine months ended December 31, 2017, the Company issued 383,335 shares of its common stock valued at $1,665,076 to certain Company employees.

Issuance of Common Stock for Services to Employees

During the nine months ended December 31, 2017, the Company issued 233,334 shares of its common stock valued at $1,169,000 to certain employees. During the nine months ended December 31, 2017, the Company recorded $401,943 of expense related to the vested portion of this stock. As of December 31, 2017, the remaining unvested compensation of $767,056 is expected to be recorded over the next two years.

Additional details of the Company’s issuances of its restricted common stock to employees during the nine months ended December 31, 2017 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested March 31, 2017	-	$-
Issued	233,334	5.01
Vested	(25,000)	5.01
Forfeited	-	-
Non-vested, December 31, 2017	208,334	$5.01

Stock Options

In September 2017, the Company entered into an employment agreement with Andy Schuon for a term of three years at a monthly rate of $25,000 from the effective date of his employment agreement to the date immediately prior to the closing of the Public Offering. Mr. Schuon was also granted options to purchase 1,000,000 shares of the Company’s common stock at a price of $1.65 per share (the “Schuon Options”). On November 7, 2017, Mr. Schuon notified the Company of his decision to resign from his position and terminate his employment with the Company, effective 30 days from such date. On December 7, 2017, the Schuon Options were forfeited in connection with the resignation of Mr. Schuon.

On September 1, 2017, Mr. Gold was granted options to purchase 333,334 shares of our common stock at a price of $1.65 per share (the “Gold Options”). The Gold Options were granted pursuant to our 2016 Plan. The Gold Options shall vest in increments, with the first tranche of one-twelfth of the shares underlying the Gold Options vesting three months from the effective date of his employment agreement, with an additional one-twelfth of the shares underlying the Gold Options vesting every third month thereafter through the expiration of the three-year term. Each tranche of the Gold Options shall become exercisable on the earlier of (i) one year after the date such portion shall vest, (ii) the second anniversary of the effective date of Mr. Gold’s employment agreement, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of our Company. The aggregate relative fair value of the 333,334 stock options issued to the investor was determined to be $1,634,030 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 2.16%; dividend yield of 0%; volatility rate of 128%; and an expected life of three years (statutory term). During the nine months ended December 31, 2017, the Company recorded $516,980 as stock compensation, and $1,117,050 will be recognized in future periods, in connection with this grant.

On December 14, 2017, the Company entered into the Gold Amendment with Mr. Gold. Pursuant to the Gold Amendment, Mr. Gold was granted options to purchase 333,333 shares of the Company’s common stock at an exercise price of $4.00 per share. Such options were granted pursuant to the Company’s 2016 Equity Incentive Plan. Such options shall vest in increments, with the first tranche of one-twelfth of the shares underlying the options vesting three months from the grant date, with an additional one-twelfth of the shares underlying the options vesting every third month thereafter over a period of three years. Each tranche of the options shall become exercisable on the earlier of (i) one year after the date such portion shall vest, (ii) the second anniversary of the grant date, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of the Company. In the event of a Change of Control (as defined in Mr. Gold’s employment agreement), any unvested portion of the options shall vest and become exercisable effective immediately prior to such event. Each tranche of the options and the shares underlying such options is subject to a lock-up restriction for a period of twelve months from the date that such tranche of the options vests; provided, that such restriction period shall terminate with respect to all options and the shares underlying such options twenty-four months from the grant date. The aggregate relative fair value of the 333,333 stock options issued to Mr. Gold was determined to be $1,331,988 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 2.35%; dividend yield of 0%; volatility rate of 206%; and an expected life of three years (statutory term). During the nine months ended December 31, 2017, the Company recorded $64,491 as stock compensation, and $1,267,497 will be recognized in future periods, in connection with this grant.

On September 7, 2017, Mr. Ellin was granted options to purchase 1,166,667 shares of our common stock at a price equal to the public offering price set forth on the cover of this prospectus or, if higher, the fair market value of the shares of our common stock on the date of grant (the “Ellin Options”). The Ellin Options were granted pursuant to our 2016 Plan. The first tranche of 666,667 shares underlying the Ellin Options (the “Ellin Service Options”) shall vest in one-twelfth increments every three months for a three year period from the effective date of his employment agreement. Each tranche of the Ellin Service Options shall become exercisable one year after the date such tranche shall vest. In the event of a Change of Control (as defined in his employment agreement), any unvested portion of the Ellin Service Options shall vest and become exercisable effective immediately prior to such event. The second tranche of 500,000 shares underlying the Ellin Options shall 100% vest if prior to the third anniversary of the effective date of his employment agreement the shares of our common stock shall have traded at a price of $30.00 per share or more for a period of 90 consecutive trading days during which an average of at least 166,667 shares are traded per day (the “Ellin Performance Options”). The aggregate relative fair value of the 1,166,667 stock options issued to the investor was determined to be $5,615,522 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 2.05%; dividend yield of 0%; volatility rate of 128%; and an expected life of three years (statutory term). During the nine months ended December 31, 2017, the Company recorded $1,230,675 as stock compensation, and $4,384,847 will be recognized in future periods, in connection with this grant.

On September 29, 2017, a consultant of the Company was granted stock options to purchase 83,333 shares of the Company’s common stock in connection with his future employment for the Company at an exercise price of $1.65 per share. Such options were to vest as to one-third of the shares underlying the options twelve months after the date of grant, and as to an additional one-third of the shares underlying the options on such date every twelfth month thereafter through the date three years after the date of grant. Each tranche of shares subject to the options was to become exercisable on the earlier of (i) one year after the date such tranche shall vest, (ii) the second anniversary of the date of grant, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of the Company. On November 30, 2017, the options were forfeited in connection with the employee’s resignation effective as of the same date.

The table below summarizes the Company’s stock options activities during the nine months ended December 31, 2017:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding, March 31, 2017	-	$-	-
Granted	2,916,666	3.26	9.72
Exercised	-	-	-
Forfeited/expired	(1,083,333)	1.65	-
Balance outstanding, December 31, 2017	1,833,333	$4.22	9.74
Exercisable, December 31, 2017	83,333	$3.89	9.68

The intrinsic value of the outstanding options on December 31, 2017 is $1,050,003.

Warrants

During the nine months ended December 31, 2017, the Company issued warrants along with a series of convertible notes to acquire 740,834 shares of the Company’s common stock valued at $1,391,195 at an exercise price of $0.01-0.03 per share.

During the nine months ended December 31, 2017, 790,834 warrants were exercised into 790,834 shares of the Company’s common stock for net proceeds of $14,726.

The table below summarizes the Company’s warrant activities during the nine months ended December 31, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding, March 31, 2017	50,000	$0.030	2.99
Granted	740,834	0.030	3.25
Exercised	(790,834)	0.015	3.23
Forfeited/expired	-	-	-
Balance outstanding, December 31, 2017	-	$-	-
Exercisable, December 31, 2017	-	$-	-

Note 15 – Subsequent Events

Public Offering – Over-Allotment Option Exercise

On January 19, 2018, the underwriters of the Public Offering exercised their over-allotment option to purchase an additional 460,200 shares of the Company’s common stock from the Company at the public offering price of $4.00 per share, less the underwriting discount. The sale of the additional shares closed on January 23, 2018 and resulted in net proceeds to the Company of $1,711,944, net of underwriting discount and offering expenses.

Issuance of Common Stock

Subsequent to the period ended December 31, 2017, the Company issued 312,782 shares of common stock valued at $1,251,128 for services.

Granting of Stock Options

Subsequent to December 31, 2017, the Company approved the grant of options to purchase an aggregate of 1,458,334 shares of common stock to certain employees and consultants of the Company at an exercise price of $4.00 that vest over two years from the grant date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with our financial statements as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the three and nine months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. These factors include those contained in section captioned “Risk Factors” of our Registration Statement on Form S-1, Amendment No. 5, filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2017. Our actual results could differ materially from those contemplated in these forward-looking statements as a result of these factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

Business Overview

We are a consolidated group of premier media brands and technology assets that create a social media ecosystem for music, including the LiveXLive platform. LiveXLive is one of the world’s only premium streaming services devoted to live music and music-related video content, delivering live streamed and premium, on demand original content to nearly any internet-connected screen. Since its launch in 2015, LiveXLive has been building an online destination for music fans to enjoy premium live performances from music venues and leading music festivals around the world, such as Rock in Rio, Outside Lands Music and Arts Festival and Hangout Music Festival, as well as premium original content, artist exclusives and industry interviews. The LiveXLive platform has featured performances and content from some of the most popular artists in various music genres, including Rihanna, Katy Perry, Metallica, Duran Duran, Radiohead, Chance The Rapper, Bruce Springsteen, Major Lazer and Maroon 5. Our businesses also include Slacker Radio, social media influencer venture LiveXLive Influencers, LiveXLive Tickets, an event ticketing business, and LXL Studios, our division which will develop and produce original music-related video content.

On December 29, 2017, we acquired Slacker, Inc. (“Slacker”), a streaming music and personalized radio subscription service known as Slacker Radio, and Slacker became our wholly owned subsidiary. Slacker is a key innovator in the streaming music space. Slacker represents the next-generation of personalized radio, enabling music lovers to choose from the broadest selection of human-curated stations personalized to their independent tastes. Its proven programming and personalization platform boasts a catalog of more than 13 million audio tracks from all three major music companies and many independent labels. Slacker has approximately 1.5 million monthly unique users and more than 400,000 subscribers on its paid and ad-supported platforms. Additionally, Slacker has hundreds of expertly programmed stations, including news, sports, and talk from ABC News, ESPN and others. Slacker also powers the streaming music experiences for global brands including Tesla and Samsung.

On August 2, 2017, our name changed from “Loton, Corp” to “LiveXLive Media, Inc.”, and we reincorporated from the State of Nevada to the State of Delaware, pursuant to the reincorporation merger of Loton, Corp (“Loton”), a Nevada corporation, with and into LiveXLive Media, Inc., a Delaware corporation and Loton’s wholly owned subsidiary, effected on the same date. As a result of such reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. We are headquartered in Beverly Hills, CA.

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

Key Operating Metrics

In connection with the management of our businesses we identify, measure and assess a variety of key metrics. The principal metrics we will use across media brands and technology assets are set forth below.

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

Results of Operations

As of December 31, 2017, we had an accumulated deficit of $41,931,531. We anticipate that we will continue to incur substantial losses in the next 12 months. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. As a result of the sale of 5,500,000 shares of our common stock at $4.00 per share, our management believes we have the necessary funds to implement our business plan. We may require additional capital in the future to meet our long-term operating requirements if we are unable to achieve substantial revenues and become profitable. If needed, we expect to raise additional capital through, among other things, the sale of our equity and/or debt securities.

Basis of Presentation

The following discussion of the results of our operations for the three and nine months ended December 31, 2017 includes the operations of our three segments, LiveXLive Media, LiveXLive Corp (“LiveXLive”) and LiveXLive Tickets (“LiveXLive Tickets”). Such results of operations are not necessarily indicative of the results to be expected for the entire fiscal year ended March 31, 2018 or for any other period.

Three Months Ended December 31, 2017 as Compared to Three Months Ended December 31, 2016

Revenues ― We did not generate revenue during three months ended December 31, 2017 and 2016.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of employee and related expenses, outside services for production and consultants, public relations, and travel and entertainment expenses. For the three months ended December 31, 2017 our selling, general and administrative expenses increased by $1,358,285 to $2,617,582, as compared to $1,259,297 in the three months ended December 31, 2016. The increase is due mainly to: non-cash costs of the Company associated with shares of our common stock issued to our consultants and advisors for services in the amount of $999,075, employee stock options of $1,058,285, LiveXLive’s costs associated with the production of events during the three months ended December 31, 2017 were $86,562, which was an increase of $86,562 from the quarter ended December 31, 2016.

Management Services, Related Parties ― Management services, related party costs consisted of management fees paid and accrued by us under our agreement with Trinad Capital Management LLC (“Trinad LLC”). For each of the three months ended December 31, 2017 and December 31, 2016, we incurred management fees to Trinad LLC of $90,000.

Other (Income) Expense ― Interest expense increased by $643,253 to $900,625 for the three months ended December 31, 2017, as compared to $257,372 for the three months ended December 31, 2016. In addition, for the three months ended December 31, 2017 and 2016, we recorded earnings of $0 and $69,163, respectively, as our share of earnings of Obar Camden Holdings Limited (“OCHL”), representing our former ownership in the nightclub and live music venue “KOKO” in Camden, London, England (“KOKO”), through November 24, 2016. On such date, we sold our 50% interest (“OCHL Interest”) in Obar Camden Holdings Limited (“OCHL”), representing our former ownership in the nightclub and live music venue “KOKO” in Camden, London, England (“KOKO”). We recorded a loss of $2,790,073 and a write-off of note receivable from related party of $213,331 for three months ended December 31, 2016 as the result of sale of KOKO, as compared to $0 for the quarter ended December 31, 2017.

Discontinued Operations ― During the quarter ended December 31, 2017 and 2016, we have recognized a loss of $323,948 and $0 for operations of LiveXLive Tickets and incurred a loss of $2,786,300 and $0 related to the impairment of all remaining LiveXLive Tickets assets.

Net Loss ― Net loss for the three months ended December 31, 2017 increased by $2,177,545 to $6,718,455, as compared to $4,540,910 in the three months ended December 31, 2016, which primarily reflects an increase in our selling, general and administrative expenses and an increase in interest expense.

Nine Months Ended December 31, 2017 as Compared to Nine Months Ended December 31, 2016

Revenues ― LiveXLive generated revenues of $80,263 from sales of the broadcast rights during the nine months ended December 31, 2017, as compared to $225,000 in revenues for the nine months ended December 31, 2016. LiveXLive’s revenues consisted entirely of a license fee paid to us for the production of a live video event.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses primarily consist of employee and related expenses, outside services for production and consultants, public relations, and travel and entertainment expenses. For the nine months ended December 31, 2017 our selling, general and administrative expenses increased by $3,662,826 to $7,449,666, as compared to $3,786,840 for the nine months ended December 31, 2016. The increase is due mainly to: non-cash costs of the Company associated with shares of our common stock issued to our consultants and advisors for services in the amount of $1,665,076, employee stock options of $1,812,145. LiveXLive’s costs associated with the production of events during the nine months ended December 31, 2017 were $1,204,404, which was an increase of $497,703 from the nine months ended December 31, 2016. The number of festivals increased from 5 to 7.

Management Services, Related Parties ― Management services, related party costs consisted of management fees paid and accrued by us under our agreement with Trinad LLC. For each of the nine months ended December 31, 2017 and December 31, 2016, we incurred management fees to Trinad LLC of $270,000.

Other (Income) Expense ― Interest expense increased by $1,856,676 to $2,294,409 for the nine months ended December 31, 2017, as compared to $437,733 for the nine months ended December 31, 2016. In addition, for the nine months ended December 31, 2017 and 2016, we recorded earnings of $0 and $132,832, respectively, as our share of earnings of OCHL through November 24, 2016. On such date, we sold our OCHL interest and recorded a loss of $2,790,073. We also recorded a loss for the fair value of warrants issued for inducement to convert certain notes of $2,002,977 and a write-off of note receivable from related party of $213,331 for the nine months ended December 31, 2016 as the result of sale of KOKO, as compared to $0 for the quarter ended December 31, 2017.

Discontinued Operations ― During the nine months ended December 31, 2017 and 2016, we have recognized a loss of $1,115,529 and $0 for operations of LiveXLive Tickets and incurred a loss of $2,786,300 and $0 related to the impairment of all remaining LiveXLive Tickets assets.

Net Loss ― Net loss for the nine months ended December 31, 2017 increased by $4,692,519 to $13,835,641, as compared to $9,143,122 for the nine months ended December 31, 2016, which primarily reflects an increase in our selling, general and administrative expenses and an increase in interest expense.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in our condensed consolidated financial statements include elsewhere herein, we incurred a net loss of $13,835,641, and utilized cash of $3,280,866 in operating activities for the period ended December 31, 2017 and had a working capital deficiency of $10,283,512 as of that date. These factors raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, our independent public accounting firm in its audit report to the financial statements included in our Annual Report for the fiscal year ended March 31, 2017 (the “2017 Annual Report”) expressed substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is focused on bringing the Company to profitability through anticipated significant increase in revenue generated from normal operations. Revenue increases are expected to be achieved through new product introductions in conjunction with new customers and enhanced monetization of our advertising supported free service, subscriptions and licensing revenues. As noted below, we believe we now has raised sufficient funds to implement our business plan.

Although we expect to increase revenues and profitability, as well as to generate cash flows from operations given the additional equity, there can be no assurance that we will achieve our anticipated revenue increase or positive cash flows or that we will be able to obtain other sources of funding, if at all, or on the terms acceptable to the Company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that could result should the Company be unable to continue as a going concern.

Subsequent to the issuance of the 2017 Annual Report which contained the going concern qualification, we completed a public offering of 5,500,000 shares of our common stock at the price of $4.00 per share, receiving gross proceeds of $22,000,000 (the “Public Offering”). Based on the receipt of these funds, we believe we have adequate capital to operate pursuant to our business plan through June 30, 2019. We have no plans to seek additional capital at this time as we believe we have funds for our operations through that date.

Sources of Liquidity

Since our inception, and through December 31, 2017, we have funded our operations through proceeds received from the sale of our equity and/or debt securities, our public offering completed in December 2017, and our production license fees. In addition, during the fiscal year ended March 31, 2017, we received approximately $2,180,000 from the sale of our OCHL interest.

On December 27, 2017, we completed a public offering of 5,000,000 shares of our common stock at an offering price of $4.00 per share. We received net proceeds from this offering of $16,810,822, after deducting underwriting discount, fees and estimated offering expenses paid by us. In addition, we granted the underwriters the right to purchase up to an additional 750,000 shares of our common stock, which was partially exercised for 460,200 shares on January 23, 2018, resulting in additional net proceeds to us of $1.7 million, after deducting the underwriting discount and offering expenses paid by us. After giving effect to the full exercise of the over-allotment option, the total number of shares sold by us in the public offering increased to 5,460,200 shares, and net proceeds to us increased to $18.6 million, after deducting the underwriting discount and offering expenses paid by us.

As of December 31, 2017, we had total assets of $69,157,009, comprised primarily of cash of $13,753,523 which includes restricted cash of $2,390,295, accounts receivable of $3,339,044, prepayments of $539,822, deferred cost of sales of $457,918, net property and equipment of $439,164, $38,929 in other asset and $50,573,609 in cost in excess of acquired net assets from Slacker acquisition. We sold our OCHL Interest during the quarter ended December 31, 2016, and therefore, our principal assets as of December 31, 2017 were the operations of LiveXLive, Slacker and $50,573,609 in cost in excess of acquired net assets from Slacker acquisition. This compares with total assets of $1,556,205 as of March 31, 2017, comprised primarily of cash of $1,477,229, prepayments of $21,569 and net property and equipment of $57,407. Our principal asset at such time was the operations of LiveXLive and cash in the amount of $1,477,229.

As of December 31, 2017, we had current liabilities of $28,373,819, comprised of accounts payable of $3,147,787, accrued liabilities of $1,176,194, accrued royalty of 13,823,953, bank debt of $2,240,295, deferred revenue of $1,532,985, current portion of unsecured convertible notes, net of discount of $2,104,342, current portion of unsecured convertible notes related party, net of discount of $54,208, convertible notes payable to shareholder of $3,907,520, due to related party of $96,601, and note payable of $$289,934. This compares with current liabilities of $4,729,689, comprised of accounts payable and accrued liabilities of $542,035, note payable of $277,270, a shareholder note payable of $3,603,446, current portion of unsecured convertible notes, net of discount of $67,858, and management services obligations to a related party of $239,080, as of March 31, 2017.

Notes payable to related parties

As of December 31, 2017, we had seven outstanding 6%, unsecured convertible notes payable to Trinad Capital Master Fund (“Trinad Capital”), a fund wholly owned by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder, for working capital requirements. The aggregate amount outstanding under the notes at December 31, 2017 was $4,673,090 including accrued interest of $192,013. The first note of $3,581,077 is due March 31, 2018, and the remaining notes totaling $900,000 are due in various dates through December 31, 2018. Before the maturity date of each of the notes, the noteholder shall in their sole discretion have the option to convert all outstanding principal and interest into shares of our common stock at a conversion price per share based upon our current valuation, as determined by our Board of Directors. If we raise a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, we completed the Public Offering and the conversion price became fixed at $3.00 per share.

As of December 31, 2017, we had two outstanding 6%, unsecured convertible notes payable to Marvin Ellin, the father of Robert Ellin, our Chief Executive Officer, Chairman, director and principal stockholder. The aggregate amount outstanding under the notes at December 31, 2017 was $104,488 including accrued interest of $4,488. The first note of $50,000 is due June 2018, and the second note of $50,000 is due September 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into shares of our common stock at a conversion price per share based upon our current valuation, as determined by our Board of Directors. If we raise a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, we completed the Public Offering and the conversion price became fixed at $3.00 per share.

Notes payable from Investors

As of December 31, 2017, we had 18 outstanding 6%, unsecured convertible notes payable to Investors. The aggregate amount outstanding under the notes at December 31, 2017 was $3,231,469 including accrued interest of $151,469. The notes are due in various dates through September 2018. Before the maturity date, the noteholders in their sole discretion have the option to convert all outstanding principal and interest into shares of our common stock at a conversion price per share of $3.00 (at a 25% discount to the offering price in the Public Offering) based upon our current valuation, as determined by our Board of Directors. If we raise a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, we completed the Public Offering and the conversion price became fixed at $3.00 per share.

Line of credit

As part of the acquisition of Slacker, we assumed what was initially $5,000,000 line of credit from a commercial bank that is collateralized by the assets of Slacker. The revolving line of credit was based on the amount of accounts receivable. The loan is currently cash collateralized and there are no covenants. The revolving line of credit bears an annual interest rate equal to prime rate as published in the Wall Street Journal plus 0.75%, and equaled 5.25% at December 31, 2017. The line has a maturity date of March 31, 2018. We are currently in discussions with the bank concerning a one year extension of the revolving line of credit. The outstanding balance of the line of credit at December 31, 2017 was $2,240,295 and there was $0 of borrowing availability as of that date. We also assumed a term loan with a balance of $1,666,667 which paid off at the closing of the acquisition.

Subsequent to the period ended December 31, 2017, we drew down an additional $1,259,705 on the line of credit and cash secured the entire balance with $3,500,000 with cash collateral. We are in discussions with the bank to renew the line of credit and release the cash collateral balance back to us.

Cash flows

The following table provides information regarding our cash flows for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
	2017	2016
Net cash (used in) provided by operating activities	$(3,280,866)	$(2,580,499)
Net cash (used in) provided by investing activities	(2,251,621)	2,163,321
Net cash provided by financing activities	17,808,781	2,478,769
Net change in cash and cash equivalents	$12,276,294	$2,061,591

Net cash (used in) provided by operating activities. The cash provided by investing activities for the nine months ended December 31, 2017 and 2016 was primarily the result of $571,915 and $18,043 in depreciation and amortization, $2,786,300 and $0 in loss from disposal of LiveXLive Tickets, $1,665,076 and $1,031,232 in common stock issued for services to consultants, $401,943 and $0 in common stock issued for services to employees, $1,812,145 and $0 in fair value of options issued to employees, $1,975,002 and $115,398 in amortization of debt discount, $0 and $136,936 in fair value for beneficial conversion feature, $0 and $2,002,978 in fair value for warrants issued for note extension and inducement to convert, $0 and $132,832 in equity in earnings of affiliate, $0 and $2,790,073 in loss on sale of investment in affiliate, $0 and $213,331 in impairment of note receivable - related party and $1,342,394 and $387,434 in changes in operating assets and liabilities.

Net cash (used in) provided by investing activities. The cash provided by investing activities for the nine months ended December 31, 2017 and 2016 was primarily the result of $15,000 and $0 in increase of other asset, $0 and $18,953 in purchase of fixed assets, $0 and $2,182,274 in sales of investment, $2,500,000 and $0 in acquisition of Slacker and $263,379 and $0 in cash acquired from Slacker, respectively.

Net cash provided by financing activities. The cash provided by financing activities for the nine months ended December 31, 2017 was primarily the result of $0 and $820,100 in proceeds from notes payable, related party, $0 and $450,000 in repayment of note payable, related party, $1,695,000 and $705,000 in proceeds from convertible notes, $0 and $55,000 in repayment of convertible notes, $950,000 and $0 in proceeds from convertible notes, related party, $14,626 and $26,293 in proceeds from warrant exercise, $0 and $1,375,000 in proceeds from issuance of common stock, $16,815,822 and $0 in proceeds from offering net of cost, $1,666,667 and $0 in repayment of term loan at acquisition of Slacker and $0 and $57,376 in repayment of loans, related party.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we seek to integrate and expand the operations of our LiveXLive platform and Slacker. Accordingly, we may need to obtain additional funding in the future in connection with our continuing operations.

We expect that our existing cash and cash equivalents as of December 31, 2017, together with anticipated interest income, will enable us to fund our operating expenses and capital expenditure requirements through at least June 30, 2019. Until such time as we can generate substantial revenues, we expect to finance our cash needs through a combination of the sale of equity and/or convertible debt securities, debt financing and strategic alliances and collaborations. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity and/or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations or strategic alliances with third parties, we may have to relinquish valuable rights to our future revenue streams and/or distribution arrangements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us.  If we are unable to raise additional funds through equity and/or debt financings when needed or on attractive terms, we may be required to delay, limit, reduce or terminate the operations of some or all of our business segments.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Revenue Recognition Policy

We have several streams of revenue, each of which is required under GAAP to be recognized in varying ways. The following is a summary of our revenue recognition policies:

Internet Radio

Our revenues from internet radio consist of revenues from online credit card sales of Internet radio service subscriptions, subscriptions sold via mobile phone carriers via direct billing arrangements, and advertising.

Radio and Phone Carrier Subscription Revenue — Radio subscription revenue is recognized ratably over the term of the underlying subscription agreement. Radio subscription revenue sold via mobile phone carriers is recognized net of the amount mobile phone carriers earn on each transaction. Management has assessed the criteria of reporting carrier revenue gross or net and has determined that we are not the primary obligor. Therefore, carrier revenue is recorded net of carrier costs.

Advertising Revenue — Advertising revenue is recognized based on an estimate calculated using the number of impressions served and a range of rates based on the type of impression served. Estimated amounts do not vary significantly from actual amounts based on historical observation.

Live Events ― We recognize revenue from its live events and show productions when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the show or live event has been completed and occurred and there are no future production obligations, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective because of the material weaknesses described below. As of such date, we had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2017:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements.

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

We plan to take a number of actions to correct these material weaknesses including, but not limited to, integrating the accounting resources of Slacker, our newest acquisition, which include its controller and accounting personnel, and adding additional experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We hired Mr. Gold as a first step in building out our accounting department and formed an audit committee of our Board of Directors in October 2017 as the second step. We acquired Slacker on December 29, 2017 and will be also able to utilize its internal accounting personnel, resources and system, including its controller. We also intend to rely on the extensive expertise of the members of our audit committee and their prior experience in managing accounting resources of a growing company. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) occurred during the quarter ended December 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that other than the formation of the audit committee of our Board of Directors, the acquisition of Slacker and the impending integration of its accounting personnel and systems, including its controller, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against our Company and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. We and LiveXLive demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against us and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $300,000 in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. LiveXLive was notified on September 27, 2017, that Blink TV Limited is in bankruptcy in England and now has liquidators in place who are assuming the litigation. The liquidators will need to move for permission to substitute in as the real parties in interest. The mediation that was prospectively scheduled for October 30, 2017 has been rescheduled for March 5, 2018.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association (the “AAA”), requesting for the ICDR to proceed to administer an arbitration proceeding among Exodus, Wantickets and LiveXLive Tickets, in connection with event proceeds of $155,633 allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LiveXLive Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017, among Wantickets, LiveXLive Tickets, our Company and certain other persons. On January 8, 2018, the arbitrator denied LiveXLive Tickets’ preliminary motion requesting for the arbitration claim to be dismissed based on jurisdictional and other arbitrability arguments. As a result, the parties are now proceeding with the formal arbitration proceeding with the arbitrator to determine to what extent is LiveXLive Tickets liable to Exodus for the event proceeds allegedly owed to Exodus by Wantickets. LiveXLive Tickets intends to continue to vigorously dispute such claims and any obligation or liability to Exodus.

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, our Company, LiveXLive Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $287,000 (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to our Company and LiveXLive Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in our Company (the “Schnaier Shares”) to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Based on our understanding, Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, Light filed a motion to be heard on December 19, 2017, for the court to place on calendar for entry of such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, we filed an answer on behalf of LiveXLive Tickets that generally denied all the claims in Light’s complaint. On December 27, 2017, Light filed a request for exemption from Nevada’s mandatory arbitration program, which is a standard filing that was granted because the amount in controversy exceeds $50,000. At this stage, we are waiting for Light to notice the NRCP 16.1 Early Case Conference, which is a meeting between attorneys for the parties to discuss the discovery deadlines and draft a Joint Case Conference Report will provide the agreed upon discovery deadlines for the court. Once the Joint Case Conference Report is filed, the discovery period will begin. Based on our understanding, if the court enters such confession of judgment and judgment against Wantickets and Mr. Schnaier, Light will subsequently proceed to foreclose on the Schnaier Shares to satisfy the Claim Amount. Furthermore, we believe that if Light successfully forecloses on the Schnaier Shares and is able to satisfy the full Claim Amount from the sale of such shares, this action will be voluntarily withdrawn against all defendants; however, there can be no assurance that this will occur. We believe that this action against us and LiveXLive Tickets is without merit and we intend to vigorously defend ourselves and LiveXLive Tickets and any obligations or liability to Light with respect to such claims.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LiveXLive Tickets claiming total damages in excess of $600,000 (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets RDM, LLC. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. We believe that Wynn’s position is that LiveXLive Tickets acquired Wantickets RDM, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LiveXLive Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. We believe that this action against LiveXLive Tickets is without merit and we intend to vigorously defend LiveXLive Tickets and any obligations or liability to Wynn with respect to such claims.

Item 1A.	Risk Factors.

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” in our Registration Statement on Form S-1, Amendment No.5, filed with the SEC on December 15, 2017, which could materially affect our business, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

During the three months ended December 31, 2017, we issued 282,063 shares of our common stock valued at $1,132,376 to various consultants. We valued these shares at prices between $4 and $5.01 per share, the most recent price of sale of our common stock near the date of grant.

On December 29, 2017, in connection with the merger agreement pursuant to which we acquired Slacker, we issued an aggregate of 6,126,778 shares of our common stock to the existing shareholders of Slacker (inclusive of shares held in escrow in accordance with such merger agreement) and 1,675,893 shares of our common stock to payoff Slacker’s convertible promissory notes, which included payoff of the Incremental Stockholder Loan (as defined in the merger agreement) and additional shares issuable by us in connection therewith.

On December 14, 2017, we entered into Amendment No. 1 to the Amended and Restated Employment Agreement with Jerome N. Gold, our Chief Financial Officer, Executive Vice President and Secretary (the “Gold Amendment”), pursuant to which, among other things, we granted Mr. Gold options to purchase 333,333 shares of our common stock at an exercise price of $4.00 per share. The options were granted under our 2016 Equity Incentive Plan and are subject to vesting conditions as set forth in the Gold Amendment.

Between October 27, 2017 and December 18, 2017, we issued six 6% unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $900,000. The notes are due on various dates through December 31, 2018. Before the maturity date, as a result of us consummating the Public Offering, the noteholders have the right at their sole discretion to convert all outstanding note principal and interest due under their notes into shares of our common stock at a conversion price of $3.00 per share. In addition, the noteholders received an aggregate of 450,000 warrants to purchase shares of our common stock at an exercise price of $0.01 per share.

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

On December 31, 2014, we converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $242,498. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and continues to be in default. As of December 31, 2017 and March 31, 2017, the balance due of $289,935 and $277,270 includes $47,437 and $34,772 of accrued interest, respectively, outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of May 5, 2017, among Wantickets RDM, LLC, Danco Enterprises, LLC, Joseph Schnaier, Gamtix, LLC, LiveXLive Tickets, Inc. and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
2.2	Agreement and Plan of Merger, dated as of July 20, 2017, between the Registrant and Loton, Corp (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
2.3	Agreement and Plan of Merger, dated as of August 25, 2017, among the Registrant, LXL Music Acquisition Corp., Slacker, Inc. and Columbia Capital Equity Partners V (QP), L.P., as Stockholders’ Agent (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2017).
2.4	Amendment No. 1 to Merger Agreement, dated as of September 28, 2017, among the Registrant, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 5, 2017).
2.5	Amendment No. 2 to Merger Agreement, dated as of October 30, 2017, among the Registrant, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2017).
2.6	Amendment No. 3 to Merger Agreement, dated as of December 5, 2017, among the Registrant, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 26, 2017).
2.7	Amendment No. 4 to Merger Agreement, dated as of December 15, 2017, among the Registrant, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, in its capacity as the substitute Stockholders’ Agent (Incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1/A, Amendment No. 6, filed with the SEC on December 21, 2017).
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of Convertible Loan Note between the Registrant and a lender of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017 (File No. 333-217893).
4.2	Form of Common Stock Warrant between the Registrant and a warrantholder (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017 (File No. 333-217893).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	Management Agreement, dated as of September 23, 2011, between the Registrant and Trinad Management, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2011).
10.3	Form of Subscription Agreement, dated as of June 19, July 23 and July 28, August 6, August 31, September 21, December 24 and December 31, 2015 between the Registrant and certain accredited investors (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.4†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. and Schuyler Hoversten (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.5†	The Registrant’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.8	Settlement Agreement, dated as of September 22, 2016, among Mr. Oliver Bengough, Obar Camden Holdings Limited, Obar Camden Limited, KoKo (Camden) Limited, Robert S. Ellin and Global Loan Agency Services Limited, as escrow agent (Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.9†	Employment Agreement, dated as of September 7, 2017, between the Registrant and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.10†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Registrant and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).

10.11†	Employment Agreement, dated as of May 3, 2017, between the Registrant and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.12†	Notice of Grant and Restricted Stock Agreement, dated as of May 3, 2017, between the Registrant and Douglas Schaer (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.13†	Employment Agreement, dated as of October 6, 2015, between the Registrant and Blake Indursky (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on July 19, 2016).
10.14†	Employment Agreement, dated as of May 5, 2017, between the Registrant and Richard Blakeley (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.15†	Restricted Stock Agreement, dated as of May 5, 2017, between the Registrant and Richard Blakeley (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.16	Bill of Sale, Assignment and Assumption Agreement, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.17	Trademark and Domain Name Assignment, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.18	Lock-Up and No Shorting Agreement, dated as of May 5, 2017, between the Registrant and Danco Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.19†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Registrant and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.20†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Registrant and Jerome Gold (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: February 14, 2018	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 14, 2018	By:	/s/ Jerome N. Gold
Jerome N. Gold
Chief Financial Officer and Executive Vice President (Principal Accounting Officer)