Form 10-K
period 2018-03-31
LiveXLive Media, Inc.
filed 2018-06-29
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-38249

LIVEXLIVE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9200 Sunset Boulevard, Suite #1201 West Hollywood, California	90069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 601-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Capital Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2017, was approximately $157,402,000. For the sole purpose of making this calculation, (i) the term “non-affiliate” has been interpreted to exclude directors, executive officers, holders of 10% or more of the registrant’s common stock and their affiliates, and (ii) in light of the very limited trading of the registrant’s common stock on September 30, 2017, such aggregate market value was determined based on the then most recent price per share at which the registrant last sold its common stock in a private placement during the six months ended September 30, 2017.

As of June 25, 2018, the registrant had 50,646,980 shares of common stock outstanding.

i

Use of Market and Industry Data

This Annual Report on Form 10-K (this “Annual Report”) includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

ii

PART I

Item 1.	Business

Overview

LiveXLive Media, Inc. (the “Company,” “LXL,” “we,” “us,” or “our”) is a pioneer in the acquisition, distribution and monetization of live music, Internet radio and music-related streaming and video content. Through our comprehensive service offerings and innovative content platform, we provide music fans the ability to watch, listen, experience, discuss, deliberate and enjoy live music and entertainment 24/7/365. Serving a global music audience, our mission is to bring the experience of live music and entertainment to music consumers wherever music is watched, listened to, discussed, deliberated or performed around the world. We operate LiveXLive (“LiveXLive”), one of the industry’s leading live music streaming platforms; Slacker Radio, a streaming music service that we obtained through our acquisition of Slacker, Inc. (or “Slacker”) on December 29, 2017; and also produce original music-related content.  LiveXLive is the first ‘live social music network’, delivering premium live-streamed, digital audio and on-demand music experiences from the world’s top music festivals and concerts, including Rock in Rio, EDC Las Vegas, Hangout Music Festival and many more. LiveXLive also gives audiences access to premium original content, artist exclusives and industry interviews. Through March 31, 2018, we have streamed seven major music festivals of live music to over 65 million fans in over 120 countries, and our subscription services eclipsed 39 billion song listens through over one million users on Slacker. Through Slacker, our users have access to millions of songs and hundreds of expert-curated radio platforms and stations. Today, our business is comprised of a single operating segment (hereon referred to as our “music services”).

We generate revenue primarily through the sales of subscription-based services and advertising from our music offerings, and secondarily from the licensing of our live music content rights and services.

Music Services

Our music services provide our music fans the ability to experience, engage in and listen to live music, digital Internet radio and music streaming services on any connected device and screen 24/7/365, including desk-top, tablets, mobile applications (iOS and Android) and automobile music play interfaces. Today, we provide our music services through dedicated over-the-top applications (“Apps”), LiveXLive and Slacker Radio. Our music services are delivered through digital streaming transmissions over the Internet and or through satellite transmissions. Our users can also access our music platform from our websites, including www.livexlive.com and www.slacker.com, and through our digital Apps.

We acquire the rights to stream our live and recorded music and broadcasts from a combination of festival owners, such as Anschutz Entertainment Group (“AEG”) and Live Nation Entertainment, Inc. (“Live Nation”), music labels, including Universal Music, Warner Music and Sony Music, and through individual music publishers and rights holders. Today, the vast majority of our content acquisition agreements provide us the exclusive rights to produce, license, broadcast and distribute live broadcast streams of these festivals and events throughout the world and across any digital platform, including cable, Internet, video, audio, video-on-demand (“VOD”) and virtual reality (“VR”). Our license rights to provide recorded music licenses and broadcasts principally cover North America today. Through March 31, 2018, we held the streaming rights to over 20 festivals under long-term contracts that range from three to seven years in duration. Today, we have increased these live streaming festival rights to over 27 festivals and are working to expand our VOD, content catalog and content capabilities.

Our music services commenced operations through LiveXLive in the fiscal year ended March 31, 2015, when we streamed our first music festival. During the fiscal year ended March 31, 2018, we acquired Slacker and deployed our subscription-based music services. After the Slacker acquisition, we launched our LXL App across Apple, Roku and Amazon fire platforms. In February 2018, we entered into a multi-year agreement with Insomniac Holdings LLC (“Insomniac”), a partner with Live Nation and the owner of EDC (“Electronic Daisy Carnival”) festival and other dance music festivals and events, to produce and stream up to 20 major festivals around the world and over 100 events annually across our music platform. With over 25 large festivals, approximately 450,000 paid subscriptions and 1.4 million users as of March 31, 2018, we have online one of the largest music platforms capable of streaming live and recorded music and broadcasts globally. In the near future, we also expect to deliver more unique content and music related events, including the launch of LiveZone, a 24/7/365 virtual music studio that will deliver up-to-date music news and events to our users.

As of March 31, 2018, we live streamed the following major festivals which included over 200 live performances (including streaming dates and major artists):

●	Rock in Rio – Rio, Brazil and Lisbon, Portugal (September 2015, May 2016 and September 2017; Metallica, Maroon 5, Justin Timberlake, Bon Jovi, Guns N’ Roses)

●	Outside Lands – San Francisco, California (August 2016 and 2017; Radiohead, Lorde, Metallica, The Who)

●	Hangout Festival – Gulf Shores, Alabama (May 2017; Mumford & Sons, Weezer, Chance The Rapper, Twenty One Pilots, DJ Snake)

●	SummerFest – Milwaukee, Wisconsin (June/July 2017; Red Hot Chili Peppers, Paul Simon, Tom Petty, Willie Nelson, Bob Dylan)

●	Paleo Festival – Nyon, Switzerland (July 2017; Red Hot Chili Peppers, Macklemore, Arcade Fire)

As of March 31, 2018, our users could listen to our Internet digital radio services through our website, across most major mobile telephone carriers, Apple iTunes and Google android operating systems and in automobiles, such as Tesla, Honda, Acura, Fiat, Chrysler, Dodge, Ram, Jeep, Ford, Lexus, Scion, Subaru and Toyota.

Live Music Events

We produce, edit, curate and stream live music events through broadband transmission over the Internet and or satellite networks to our users throughout the world, where permitted. This service allows our users to access live music content over the Internet through their personal cellular phones, desktops, computers, tablets, and televisions, including the ability to chat and communicate over our platform. Today, LiveXLive provides these live music events for free to our users. We plan to monetize these live events through third party advertising, sponsorship, and or selling territorial licensing rights, and in some cases through co-production with third parties such as MTV. Our fee structure varies by festival, and is customarily in the form of (i) a set upfront fee; (ii) a fee based on number of viewers for a particular event and timeframe; and/or (iii) flat fee per licensed territory. The fees generated from advertising, sponsored content, VOD and other services are generally subject to revenue sharing arrangements with our festival owners and music right holders, when applicable.

Digital Internet Radio and Music Services

Today, our digital Slacker Internet radio and music services are available to users online and through original equipment manufacturers (“OEMs”) on a white label basis, which allow certain OEMs to customize the radio and music services with their own logos, branding and systems. Our users are able to listen to a variety of music, radio personalities, news, sports and the audio of live music events. Our fee structure for our digital Internet radio and music services varies, and may be in the form of (i) a free service to the listener supported by paid advertising, (ii) paid premium subscription services, and or (iii) a fixed fee per user. The fees generated from ad-supported and subscription services are generally subject to revenue sharing arrangements with music right holders and labels, and fees to third-party Content Providers.

Ancillary Products and Services

We also provide our customers the following:

●	Regulatory Support – streaming of music is generally subject to copyright protection. Whenever possible, we use our best efforts to clear music copyright licenses, artist streaming preferences and music publishing rights in advance of usage.

●	Post-Implementation Support - once our Apps are live, we provide technical and network support, which includes 24/7 operational assistance and monitoring of our services and performance.

Our Industry

Our addressable market includes streaming of live music and entertainment, Internet radio, audio and downloadable music and online VOD services. These three markets are experiencing significant growth and now represent the majority of the music industry’s overall revenue, as physical and digital record sales have steadily declined. We both capitalize on these trends and provide additional earnings opportunities to industry stakeholders, including agents, managers, distributors, producers, labels, publishers, advertisers and social influencers (collectively, “Industry Stakeholders”).

Live Music Industry

The live music industry is a large, growing market that creates, manages and promotes live performances and events, ranging from festivals to concerts and events in stadiums, arenas, and other smaller venues. In the U.S. alone, the live music industry is expected to have generated over $29.0 billion of revenue annually by 2020, representing a +1% growth rate over 2016 (IBIS World) and over $5.0 billion in live music sponsorship for the same periods. Live events and festivals have become an increasingly important cultural phenomenon as seen by more than 2,000 music festivals worldwide. Each festival can attract hundreds of thousands of people with attendance at the largest festival in the United States estimated at over 140,000 people per day. Rock in Rio, for instance, attracted a combined attendance of over 1,000,000 people in 2015 and 2016 in Lisbon and Rio. The most popular festivals based on attendance include Coachella, EDC, Glastonbury, Outside Lands Music and Arts Festival, Rock Werchter, Rock in Rio, Roskilde, Tomorrowland and Ultra Music Festival. The live event industry is a global market with only a fraction of the leading live music events located in the U.S. In addition to festivals, there are thousands of live music events and performances that occur nightly in large and small venues such as arenas, theatres, clubs, bars and lounges.

As a result of the popularity of live music performances, there has been a growing interest in experiencing live events and performances via online streaming distribution. For example, in 2018, over 14 million people viewed our weekend stream of three major festivals (EDC Las Vegas, Hangout Music Festival and Rock on the Range).

Additionally, the growth of the live music industry benefits ancillary verticals, such as merchandise and primary/secondary ticket marketplaces. Merchandise includes the retail sales of licensed music-related goods and is estimated to be larger than $2 billion since 2014.

Digital Music Streaming Industry

The addressable market for paid digital music streaming is large and growing and has surpassed physical music sales. The digital music streaming industry generated approximately $5.4 billion of revenue in 2016, and is expected to surpass $11.0 billion in 2020, representing a 20% CAGR over 2016 (IBISWorld; PwC Global Entertainment and Media Outlook).

These same fans are increasingly engaging digitally on their mobile devices. With over 2.5 billion smartphone users globally in 2018, we expect that mobile will continue to represent a significant opportunity for streaming live music and music-related content. More than 60% of Internet users globally listened to music through direct download or live stream from services such as Apple Music and iTunes, Pandora, iHeartRadio, Deezer and Spotify (eMarketer, August 2016).

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

Online Video Streaming Industry

The addressable market for online video streaming is large and growing. The online video streaming industry is expected to generate $30.3 billing in revenue by 2020, up from approximately $19.6 billion of revenue in 2016, representing an 11.5% CAGR over 2016 (IBIS World, PwC Global Entertainment and Media Outlook).

Additionally, an important subset of the growing online video streaming market is live video streaming. According to Facebook Live, users watch live video three times longer and comment ten times more than recorded footage (Eventbrite Blog, August 22, 2016). We aim to capitalize on what we believe is an increasing trend in user engagement with live video content.

Technology

We own over 10 registered or pending patents on our streaming Internet radio services, including patents over playback of digital media content, method for providing user personalized content, systems for portable personalized radio, method for interactive distribution of digital content and systems for scoring and raking digital content based on activity of network users.  Key components of this technology include:

●	User authorization system

●	Data Warehouse/Data Management Platform, including user preferences and behavior

●	Enterprise Content Management and Delivery Platform for Music

●	Relevancy and Personalization Technology

●	Patented off-line mode

●	Mobile and over-the-top (“OTT”) Development

●	Development around the balance between curated and programmatically generated content

●	Integrated carrier billing with most major carriers

●	Service-based technology systems which allows for easier development of new products

While we do not currently have a trademark on the LiveXLive name, on September 23, 2017, we entered into a Co-Existence Agreement with Monday Sessions Media, Inc. D/B/A Live X (“Live X”), in which we consented to Live X’s use and registration of the name and mark Live X and agreed to not challenge, dispute or contest Live X’s rights in such mark. Pursuant to this agreement, we agreed to not offer certain production services to third party businesses in connection with our mark LIVEXLIVE and use commercially reasonable efforts to afford Live X opportunities to bid on production or streaming service opportunities. We intend to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. In connection with the Slacker acquisition, we acquired a trademark for the Slacker name. We believe that certain trademarks and other proprietary rights that we may apply for or otherwise obtain will have significant value and will be important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be successful or adequate to prevent misappropriation, infringement or other violation of these rights. Upon the consummation of any future acquisitions, we may acquire additional registered trademarks, as well as applied-for trademarks potentially for worldwide use.

Streaming Internet Radio

We continuously obtains high-quality digital content and associated data from the record labels. These master files are stored in a secure database and transcoded into various audio formats that are then pushed to our production environment. The production system supports numerous streaming formats as required to serve the numerous end-user consumption devices that our service supports, including mobile handsets, connected car audio systems, smart TVs, HTML web players, etc. The production infrastructure consists of servers housed in our data center and caching servers, managed by our partners, distributed across the internet. The caching servers temporarily store the content and related formats that are in high demand, thereby placing the most popular content closest to user endpoints, reducing latency and the number of content requests sent to our data center. When a given user makes a play request from their mobile device, the web, connected car, etc., the system sets up a secure connection to that user’s device, automatically detects the proper format and the highest quality bitrate that can be streamed, and delivers the stream to our users.

Live Music

Technology is a key component of the LiveXLive network that brings our ecosystem to life for our users and festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (“Content Providers”). We currently deliver our viewer experience through an HTML-based website compatible with most major web browsers (e.g., Chrome, Safari, Internet Explorer) and operating systems (e.g., Windows, MacOS, iOS, Android). Our developers bring extensive experience building technology solutions for the leading media companies of the world, including the design of live and VOD workflows, the video content management system and delivery of content on mobile, OTT and desktop clients.

More recently, we built and launched a pioneering technology stack for delivering our content to users on nearly any internet-connected device. As of May 2018, our updated version of the LXL App was available on the iOS and Android operating systems and through Apple TV, Roku and Amazon Fire platforms. We are also continuing to finalize our OTT strategy, which to date has resulted in the release of our custom OTT application the aforementioned platforms and will be ultimately be available on most OTT platforms and consoles. We believe our full-service, delivery-to-distribution back-end will allow us to capitalize on monetization opportunities and is the first step in creating a digital supply chain for live music and music-related video content.

In April 2018, we entered into an agreement with a third-party to create interactive streaming experiences around live music events which will be streamed on the LiveXLive website and our LXL App. The interactive streaming develops engagement and analytics software and offers a platform that enables a new category of live experiences that facilitates two-way interactions between streamers and their audiences. The overall platform also enables enterprise live streamers to engage their audiences and gather data insights which will help us analyze how we can increase user retention and develop and increase our monetization opportunities.

Users

We currently stream our music services for live events globally to music fans worldwide, and with users located in North America for our digital Internet radio services. We are currently developing plans to expand our digital Internet radio presence internationally. Our music streaming customers include individual users and OEMs such as Tesla, Verizon, T-Mobile, and, to a lesser extent, advertisers and third-party licensees. For the fiscal year ended March 31, 2018, we had one single customer that represented approximately 24% of our total consolidated revenue in the period.

We provide live production and content curating and processing services to our festival and event partners on an exclusive basis, globally. These agreements are generally for three to seven years in duration. Our customers also include major cable networks such as MTV, where we have historically agreed to share production costs for certain festivals. As of March 31, 2018, we were the exclusive representative to over 25 festivals around the world.

Competitive Advantage

We are producers, acquirers and distributors of live and digital music and Internet radio entertainment services, and work closely with major and independent labels, music festival owners and other content producers to provide unique and compelling music content across our platform for our listeners. Accordingly, our significant operating and deal-making experience and relationships with Content Providers, OEMs such as Tesla, cable networks such as MTV, major advertisers and music publishers and distribution companies in our industry gives us a number of competitive advantages and may present us with a substantial number of additional business targets and relationships to facilitate growth going forward. We believe that we have sustainable competitive advantages due to our growing market position in live events, technology and relationships with important music labels, content suppliers and festival owners.

Our leadership team, consisting of our senior and executive management and our board of directors, collectively brings a wealth of industry relationships and expertise in the fields of programming, promotion, marketing, sales, distribution, web, digital, linear, mobile, legal and finance. The members of our advisory board are renowned in their respective fields, are considered thought leaders in the entertainment industry by their peers, further enhance our credibility and provide strategic guidance to our management team.

Many of the members of our leadership team have built businesses as entrepreneurs and/or have been executives at Fortune 500 companies. The team includes seasoned Wall Street executives that have collectively been extensively involved in mergers and acquisitions of in the live event, recorded music, music publishing, fashion, technology and other media and entertainment businesses. Our leadership team provides the knowledge to source, analyze, negotiate and complete acquisition transactions, partnerships and other business combinations.

Strategy

Content

As of March 31, 2018, we streamed 7 major music festivals. As of today, we are contracted to stream over 27 live performance festivals. The majority of our festival agreements provide us multi-year, exclusive rights to produce and digitally stream these live festivals across any screen in most major territories around the world for periods between three to seven years. Moreover, and in most cases, we also have the exclusive rights to VOD, VR and audio rights from these festivals (subject to music copyright clearances). We believe there is substantial value in producing and streaming live events. Our near-term strategy is to continue aggressively acquiring and aggregating live and on-demand performances (e.g., on stage sets) and non-performance (e.g., behind the scenes, interviews) music-related video content from festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (collectively, the “Content Providers”); acquiring and producing original music-related video and audio content; and curating existing online and digital radio premium content. In addition to acquiring and/or partnering with third party Content Providers, our digital studio, LXL Studios, plans to develop and produce original music-related video content, including digital magazine-style news programming and original-concept digital pilots and documentaries.

Our near-term strategy is to continue aggressively acquiring and aggregating live and on-demand performances (e.g., on stage sets) and non-performance (e.g., behind the scenes, interviews) music-related video content from the Content Providers; acquiring and producing original music-related video and audio content; and curating existing online and digital radio premium content. In addition to acquiring and/or partnering with third party Content Providers, our digital studio, LXL Studios, plans to develop and produce original music-related video content, including digital magazine-style news programming and original-concept digital pilots and documentaries. With approximately 2,000 festival-like live events in the world today, we also believe there is enough live music content to acquire and fill our programming 24/7/365.

Over the long term, our strategy is to combine our live events with our audio music and radio services (collectively, the “Music Services”). We believe that the combination of these Music Services will serve as our user engagement platform, differentiate our Music Services from our competitors and provide us more opportunities to expand and grow our current user base and revenues from subscription fees, advertising, sponsorship and licensing. Moreover, we plan to drive more audience to our Music Services platform of as we grow our streamed live events, helping us leverage and lower our overall marketing spending and drive more user growth.

Advertising and Long-Term Revenue Opportunities

During the year ended March 31, 2018, approximately 10% of our revenue was from advertising, and the remainder was from subscription revenue from our Slacker platform. Our near-term strategy is to increase the overall percentage mix of advertising versus subscription revenue. Beginning in the second half of our year ending March 31, 2019, we plan to launch our advertising services across our live events LiveXLive streaming services for the first time. Over the long-term, our plan is to continue to grow our advertising capabilities across our entire Music Services platform. Part of our long-term strategy also includes immersing our fans into the live music experience digitally. As a result, we also plan to introduce other revenue lines of services customarily available at live events including event ticket sales and music merchandise sales. We also believe the data we generate from our platform will be valuable to Industry Stakeholders.

Platform Innovation

Our platform engagement strategy is to build a compelling online experience for our users, anchored by a pioneering website and our custom LXL App. The LiveXLive platform offers access to some of the world’s leading music festivals and events with multi-day and simultaneous multi-stage coverage, unique concerts, intimate performances and premium programming. It is fueled by our LXL App, which we believe will drive 24/7/365 user engagement and data that we will be able to convert to earnings and cash flow through multiple potential revenue streams.

We are designing our custom LXL App with interactive features that will enhance the live music experience and, when combined with our platform’s functionality and unique features, will create an immersive digital experience in and of itself. We believe the combination of the intuitive, modern LiveXLive user interface and cross-platform capabilities will be instrumental in creating a deeply engaging, personally-tailored central hub for live music and music-related video content, particularly for those users who are otherwise unable to attend live events in person. Our aim is to also include options for artist fan club membership, merchandise, ticketing, VIP packages and other offerings to further solidify users’ affinity toward our platform and their interests.

The centerpiece of our online experience will be the “Digital Venue” in which video feeds, chat, real time user interface elements and community interaction come together in a single unique online environment. Our influencers and on-air talent will be able to interact with the audience and artists alike through the venue. This multi-screen experience will be unique and superior to many existing tools.

LiveXLive currently runs on a responsive HTML-based website that has been developed to work across browsers on nearly any Internet-connected screen. The website’s landing page includes a featured content window used for the most relevant content. The remainder of the page features video content that is updated regularly and covers a full spectrum of music genres. As our content library and user data grows, this featured content window and other aspects of the user experience will be individually tailored to a user’s preferences and interests. We intend to add video, display and other advertising to the website to generate additional revenue. We will work with our developers to continue to add and tweak features based on internal and external feedback.

The LXL App ecosphere will include live video streaming, VOD, push notifications, festival-, venue- and original content-specific functionality, locally sold and programmatic ads capability, digital rights management, geo-blocking), the capability to display time-shifted content and enhanced functionality that will support social media sharing and user community. The main landing page of the LXL App will include a graphic depicting a featured performance at the top of the screen and options for viewing concurrent programming located below the graphic. The LXL App will also include a “Festivals” tab dedicated to ongoing and past festivals. We plan for this tab to allow users to view multiple stages of a single festival broadcasting live simultaneously. We believe this fun and simple interface layout, together with LiveZone, will highlight key content and encourage users to also discover our other content offerings.

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

Crowdsurfing — Modeled after location-based meet-up apps, the LXL App will have crowdsurfing capability to allow users to find and meet up at live events and connect with digital viewers. We want to take the integrated chat and bring it to the real world.

Community Features — Central to the consumption of live music online is the ability for the audience to interact with each other, our hosts and influencers, and the artists themselves.

Facebook Live and Periscope have already shown the demand exists for users to interact with video content while it is being streamed.

Livestarter — Users will be able to participate in by crowdfunding special music events and experiences for social causes and charitable purpose featuring artists and performers of the user’s choice. In addition to enjoying the resulting performance, users will receive an “event producer credit” memorializing the user’s role in the production of the event.

Personalization — Through our acquisition of Slacker we are able to add their highly developed enterprise content and user management systems to the LiveXLive platform. Once they have been upgraded to work with video as well as audio, they will form the core of LiveXLive’s data management platform and personalization system.

Slacker’s expertise and toolset for generating both human curated and programmatically generated media channels allows LiveXLive to quickly bring both audio and video channels to market for a fraction of the expense typically associated with those activities.

By executing the above strategies, we are creating a platform that is dedicated to live music and has the breadth and depth of content to reach and be relevant to a global audience of all ages.

Market Leader – Live Music Events and Content

We believe there is significant unmet demand for experiencing live music, musical performance video on demand and related content online. To become a centralized hub for live music and music-related video content, we plan to execute the following interconnected components of our business: Content Aggregation, Technology Development, Marketing and Distribution, Platform Engagement and Data Collection:

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

Our competitors includes (i) broadcast radio providers, including terrestrial radio providers such as IHeart and CBS and satellite radio providers such as Sirius XM, (ii) interactive on-demand audio content and pre-recorded entertainment, such as Apple’s iTunes Music Store and Apple Music, Rhapsody, Spotify, Pandora, Tidal and Amazon Prime that allow listeners to stream music or select the audio content that they stream or purchase, (iii) other forms of entertainment, including Facebook, Instagram, Google, Twitter (including Periscope), and Yahoo, which offer a variety of Internet and mobile device-based products, services and content, and (iv) promoters and producers of content on mobile, online and AR/VR platforms such as Redbull TV, Live Nation TV and independent content owners. To the extent that existing or potential users choose to watch satellite or cable television, streaming video from on demand services such as Hulu, VEVO or YouTube, or play interactive video games on their home-entertainment system, computer or mobile phone rather than use the LiveXLive service, these content services pose a competitive threat.

We may also face direct competition from other large live music event competitors with regards to online distribution of live music and music-related video content, ticketing and sponsorship opportunities, including from Live Nation, AEG, and Livestyle (formerly SFX). Furthermore, there are many smaller, regional companies that compete in the market as well.

Music Copyright and Rights Regulation

As a participant in the global music and radio industries, we are subject to a variety of copyright and regulatory obligations.

●	Broadcast Music, Inc. (“BMI”) – BMI is a bridge between songwriters and the business and organizations that want to play their music publicly. BMI supports businesses and organizations that play music publicly by offering blanket music licenses that permit them to play nearly 13 million musical works.

●	The American Society of Composers, Authors and Publishers (“ASCAP”) – ASCAP is a membership association of more than 670,000 songwriters, composers and music publishers. ASCAP licenses over 11.5 million songs and scores to the businesses that play them publicly.

●	SoundExchange – SoundExchange collects and distributes digital performance royalties on behalf of more than 155,000 recording artists and master rights owners and licensees.

Government Regulation

Our operations are subject to various federal, state and local laws statutes, rules, regulations, policies and procedures, both domestically and internationally, governing matters such as:

●	labor and employment laws;

●	the United States Foreign Corrupt Practice Act (the “FCPA”) and similar regulations and laws in other countries;

●	sales and other taxes and withholding of taxes;

●	United States Securities and Exchange Commission (the “SEC”) requirements;

●	privacy laws and protection of personally identifiable information;

●	marketing activities online; and

●	United States copyright laws.

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

We are also subject to federal and state laws regarding privacy of listener data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our users’ information could result in a loss of confidence in our brand among existing and potential users, and ultimately, in a loss of users and advertising users, which could adversely affect our business.

We will also collect and use certain types of information from our users in accordance with the privacy policies posted on our websites. We will collect personally identifiable information directly from our platform’s users when they register to use our service, fill out their listener profiles, post comments, use our service’s social networking features, participate in polls and contests and sign up to receive email newsletters. We may also obtain information about our platform’s users from other platform users and third parties. We also collect information from users using our other websites in order to provide ticketing services and other user support. Our policy is to use the collected information to customize and personalize our offerings for platform users and other users and to enhance the listeners’ experience when using our service.

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

Intellectual Property

While we do not currently have a trademark on the LiveXLive name, on September 23, 2017, we entered into a Co-Existence Agreement with Monday Sessions Media, Inc. D/B/A Live X (“Live X”), in which we consented to Live X’s use and registration of the name and mark Live X and agreed to not challenge, dispute or contest Live X’s rights in such mark. Pursuant to this agreement, we agreed to not offer certain production services to third party businesses in connection with our mark LIVEXLIVE and use commercially reasonable efforts to afford Live X opportunities to bid on production or streaming service opportunities. We intend to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. In connection with the Slacker acquisition, we acquired a trademark for the Slacker name. We believe that certain trademarks and other proprietary rights that we may apply for or otherwise obtain will have significant value and will be important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be successful or adequate to prevent misappropriation, infringement or other violation of these rights. Upon the consummation of any future acquisitions, we may acquire additional registered trademarks, as well as applied-for trademarks potentially for worldwide use. See section below entitled “Item 1A. Risk Factors — We may be unable to adequately protect our intellectual property rights.”

Employees

As of March 31, 2018, we had 65 full-time employees, including through our subsidiaries. All of our employees are located in the United States. We are not party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationship with all of our employees is very good. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business.

Segment Reporting and Geographic Information

For additional information regarding our segments, including information about our financial results by geography, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 – Organization and Basis of Presentation to our consolidated financial statements included elsewhere in this Annual Report.

Corporate History

On August 2, 2017, our name changed from “Loton, Corp” to “LiveXLive Media, Inc.”, and we reincorporated from the State of Nevada to the State of Delaware, pursuant to the reincorporation merger of Loton, Corp (“Loton”), a Nevada corporation, with and into LiveXLive Media, Inc., a Delaware corporation and Loton’s wholly owned subsidiary, effected on the same date. As a result of such reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. Our principal executive offices are located at 9200 Sunset Boulevard, Suite #1201, West Hollywood, California 90069.

Available Information

Our main corporate website address is www.livexlive.com. Copies of our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, Current Reports on Form 8-K and our other reports and documents filed with or furnished to the SEC, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at our principal executive offices or by calling (310) 601-2500. All of our SEC filings are also available on our website at http://ir.livexlive.com/ir-home as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All of our SEC filings are also available at the SEC’s website at www.sec.gov.

We plan to begin webcasting our earnings calls in the fiscal year ending March 31, 2019, and certain events we participate in or host with members of the investment community on the investor relations section of our corporate website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases on the investor relations section of our corporate website. Investors can receive notifications of new press releases and SEC filings by signing up for email alerts on our website. Further corporate governance information, including our board committee charters and code of ethics, is also available on our website at http://ir.livexlive.com/ir-home. The information included on our website or social media accounts, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website or social media accounts are intended to be

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before deciding whether to invest in our common stock. The occurrence of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may be unsuccessful in executing our business model.

We began our current business operations in February 2015 and have a limited operating history related to our current business. Prior to the launch of our current operations, our primary business related to our former 50% interest in a company that operates the nightclub and live music venue “KOKO” in Camden, London, which we sold in November 2016. We are now a global digital media company focused on live entertainment. As of March 31, 2017, we generated minimal revenue from the operations of LiveXLive, our live music streaming platform and our then current business. Subsequently in late December 2017, we acquired Slacker Radio (“Slacker”) and substantially all of our revenues as of March 31, 2018 were generated by Slacker. To date, we have devoted most of our financial resources to developing our current business model, growing Slacker’s user base and product offerings and making key acquisitions. We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform and potentially making other accretive acquisitions.

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

We have incurred significant operating and net losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future.

We have incurred significant operating and net losses in each year since our inception, including net losses of $23.3 million and $14.3 million for the fiscal years ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $53.0 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and loses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

We may require additional financing.

If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Any refinancing of our indebtedness could be at significantly higher interest rates, require additional restrictive financial and operational covenants, or require us to incur significant transaction fees, issue warrants or other equity securities, or issue convertible securities. Any debt arrangement we enter into may contain restrictive covenants, including restrictions on the ability of us and our subsidiaries to incur additional debt, grant liens, make investments, including acquisitions, and pay dividends and distributions. These restrictions and covenants may restrict our ability to finance our operations and engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default and an acceleration of our obligations under a debt agreement. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we would have to curtail our research and development and other activities and this would adversely affect our business and future.

Our business is partially dependent on our ability to secure music streaming rights from Content Providers and to stream their live music and music-related video content on our platform, and we may not be able to secure such content on commercially reasonable terms or at all.

Our business is dependent on our ability to secure rights to stream on our platform a variety of popular content from Content Providers. Our licensing, distribution and/or production arrangements with Content Providers may be short-term and do not guarantee the continuation or renewal of these arrangements on commercially reasonable terms, if at all. For example, our agreement with Rock in Rio expires in 2020 and there is no guarantee that we will be able to renew this agreement on commercially reasonable terms or at all. Additionally, while our agreements with music festivals and other live music events and venues allow us to stream content from such events and venues, we typically require additional permission from the artists performing at such events, other rights holders and venues. While  the majority of artists at music festivals and other live music events and venues that we have contracts with have in the past agreed to allow us to stream their performances, there is no guarantee that artists at an event will agree to allow us to stream their performances. Any unwillingness of such partners to supply content to us or lack of availability of popular artists to perform at such venues and events could limit our ability to enhance user experience and deepen user engagement with our platform and therefore reduce our revenue opportunities. If we are unable to secure rights to steam our content, then our business, financial condition and results of operations would be adversely affected. Additionally, to the extent any music festival or other live music event that we have rights to stream is cancelled or delayed, whether as a result of cancellation by artists, weather, terrorism or otherwise, we may receive little or no content from such live event.

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

We may be unable to fund any significant up-front and/or guaranteed payment cash requirements associated with our live music streaming rights, which could result in the inability to secure and retain such streaming rights and may limit our operating flexibility, which may adversely affect our business, operating results and financial condition.

In order to secure event and festival live music streaming rights, we may be required to fund significant up-front and/or guaranteed payment cash requirements to artists or festival or event promoters prior to the event or festival taking place. For example, our agreement with Insomniac requires us to pay Insomniac $1 million per year during the 5-year term, in addition to other payments and upfront expenses required to be paid by us under the agreement, and there is no guarantee that we will be able to make such payments on time. As of March 31, 2018, we have estimated future up-front and minimum guarantee (“MGs”) commitments of $6.6 million. While some MGs are recoupable by us as a direct cost before we share any revenue with the underlying partners, such future MGs are not tied to a number of users, active users, premium subscribers or the number of times we stream such content on our platform. Accordingly, our ability to achieve and sustain profitability and operating leverage on our services in part depends on our ability to increase our revenues through increased sales of premium services and advertising sales on terms that maintain an adequate gross margin. The duration of our content acquisition agreements that contain MGs is typically between three to seven years, but our premium subscribers may cancel their subscriptions at any time. If our forecasts for premium subscribers do not meet our expectations or the number of our premium subscribers or advertising sales do not materialize and or decline significantly during the term of our content acquisition agreements, our margins may be materially and adversely impacted. To the extent our premium service revenue growth or advertising sales do not meet our or our partners’ collective expectations, our business, operating results and financial condition also could be adversely impacted as a result of such MGs. In addition, the fixed cost nature of these MGs may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of licensable content controlled by each content provider, as well as our own user growth and forecasted advertising revenue, to forecast whether such MGs could be recouped against our actual content acquisition costs incurred over the duration of each content acquisition agreement. To the extent that these revenue and/or market share estimates underperform relative to our expectations, leading to content acquisition costs that do not exceed such up-front and minimum guarantees, our margins may be materially and adversely impacted. If we do not have sufficient cash on hand or available capacity to advance the necessary cash for any given artist, event or festival, we would not be able to retain the rights for that artist, festival or event, such counter parties may be able to terminate their content acquisition agreements with us, and as a result our business, financial condition and results of operations may be adversely affected.

If we fail to increase the number of users consuming our live music and music-related video content on our platform, and/or the number of subscribers to Slacker, our business, financial condition and results of operations may be adversely affected.

The size of our user base is critical to our success, and we will need to develop and grow our user base to be successful. We currently generate revenue from Slacker’s operations and expect to generate additional revenue based upon subscription, VOD, and PPV, advertising and sponsorship, licensing, e-commerce and data, which is dependent on the number of users we retain and attract. For example, if we are unable to retain and attract users, we may be unable to attract users to our network and/or increase the frequency of users’ engagement with our platform. In addition, if users do not perceive our content as original, entertaining or engaging, we may not be able to attract sponsorship opportunities and/or increase the resulting frequency of users’ engagement with our platform and content. If we are unable to retain and attract users, our network and services could also be less attractive to potential new users, as well as to Content Providers and other Industry Stakeholders, which could have a material and adverse impact on our business, financial condition and results of operations.

Our ability to attract and retain users is highly sensitive to rapidly changing public tastes in music and technology.

Our ability to attract and retain users is highly sensitive to rapidly changing public tastes in music and technology and is dependent on our ability to maintain the attractiveness of our platform, content, technology and reputation as a place where quality online live music and music-related video content can be accessed and enjoyed. We will rely on the popularity of our Content Providers and the quality of their respective content to retain users, secure sponsorships and to facilitate growth in revenue from advertising and e-commerce. Maintaining the popularity of our content will be challenging, and our relationship with music fans could be harmed for many reasons, including the quality and diversity of our online content, quality of the experience with a particular festival, event or club, our competitors developing relationships with more popular festivals, events or clubs or attracting talent from our businesses, adverse occurrences or publicity in connection with a festival, event or club and changes to public tastes that are beyond our control and difficult to anticipate. For example, if users do not perceive our platform and services to be original, entertaining, engaging, useful, reliable or trustworthy, we may be unable to attract and retain users to our network and/or increase the frequency of users’ engagement with our platform. Additionally, any cancellation or delay in music festivals, concerts or other live music events that we have rights to stream, or are otherwise associated with, may harm our reputation and make any related content less desirable to our users. A number of consumer-oriented music and/or tech websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base. If our platform or content become less popular with music fans, our growth strategy would be harmed, which could in turn harm our business and financial results.

Our ability to attract and retain users depends upon many additional factors both within and beyond our control.

In addition to the popularity of our content, we believe that our ability to attract and retain users depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance and reliability of our platform, products and services, including Slacker and the LXL App, compared to those of our competitors;

●	the timing and market acceptance of our platform, products and services, including Slacker and the LXL App;

●	users’ willingness to pay for subscription rights to our platform;

●	our ability to develop and monetize an effective strategy to attract advertisers and sponsor of our platform;

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with our Content Providers to provide new content for our network;

●	user concerns related to user privacy and our ability to keep user data secure;

●	changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	our ability to attract, retain and motivate talented employees, particularly engineers, designers and platform and content managers;

●	fluctuations in costs of content which we may be unwilling or unable to pass through to our users;

●	competitors’ offerings that may include more favorable terms than we offer in order to obtain agreements for new content or venue, festival or ticketing arrangements;

●	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live streamed entertainment providers currently offer;

●	general economic conditions which could cause consumers to reduce discretionary spending;

●	our ability to develop and monetize an effective strategy to buildout our e-commerce revenue stream;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and the brand strength relative to our competitors.

If we are unable to attract and retain users, it could adversely affect our business, financial condition and results of operations.

We are a party to many content acquisition and other license agreements that are complex and impose numerous obligations upon us which may make it difficult to operate our business, and a breach of such agreements could adversely affect our business, operating results and financial condition.

Many of our content acquisition and other license agreements are complex and impose numerous obligations on us, including obligations to, among other things:

●	calculate and make payments based on complex royalty structures, which requires tracking usage of content on our service that may have inaccurate or incomplete metadata necessary for such calculation;

●	provide periodic reports on the exploitation of the content in specified formats;

●	represent that we will obtain all necessary publishing licenses and consents and pay all associated fees, royalties, and other amounts due for the licensing of musical compositions;

●	provide advertising inventory;

●	comply with certain broadcasting limitations and restrictions;

●	comply with certain marketing and advertising restrictions; and

●	comply with certain security and technical specifications.

Some of our content acquisition and other license agreements grant the licensor the right to audit our compliance with the terms and conditions of such agreements. In addition, some of our content acquisition and other license agreements require consent to undertake certain business initiatives and without such consent, our ability to undertake new business initiatives may be limited. This could hurt our competitive position.

If we materially breach any of these obligations or any other obligations set forth in any of our content acquisition and other license agreements, or if we use content in ways that are found to exceed the scope of such agreements, we could be subject to monetary penalties and our rights under such license agreements could be terminated, either of which could have a material adverse effect on our business, operating results and financial condition. We may enter into settlement agreements in the future requiring us to make substantial payments as a result of claims that we are in breach of certain provisions in, or have exceeded the scope of, our content acquisition and other license agreements.

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

The market for entertainment video and radio content is intensively competitive and subject to rapid change. We compete against other entertainment video and radio providers, such as (i) interactive on-demand audio content and pre-recorded entertainment, (ii) broadcast radio providers, including terrestrial and Internet radio providers, (iii) cable, satellite and Internet television and movie content providers, (iv) video gaming providers and (v) other sources of entertainment for our users’ attention and time. These content and service providers pose a competitive threat to the extent existing or potential users choose to consume their content or use their services rather than our content or our services. The online marketplace for live music and music-related content may rapidly evolve and provide users with a number of alternatives or new access models, which could adversely affect our business, financial condition and results of operations.

We face intense competition from competitors and we may not be able to increase our revenues, which could adversely impact our business, financial condition and results of operations.

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

We face significant competition for advertiser and sponsorship spend.

We face significant competition for advertiser spend. Substantially all of our revenue to date is generated through subscriptions to our music platform, as well as sponsorships and ads on our website and mobile app. We compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Oath advertising platform and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. Slacker competes with platforms, such as Apple’s iTunes Music Store and Apple Music, Rhapsody, Spotify, Pandora, YouTube, Tidal and Amazon Prime that provide interactive on-demand audio content and pre-recorded entertainment. In order to grow our revenues and improve our operating results, we will need to increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. If we are not able to compete effectively for users and advertisers spend, our business, financial condition and results of operations would be materially and adversely affected.

Emerging industry trends in digital advertising may pose challenges for our ability to forecast or optimize our advertising inventory, which may adversely impact our ad-supported revenue.

The digital advertising industry is introducing new ways to measure and price advertising inventory. For example, a significant portion of advertisers are in the process of moving from purchasing advertisement impressions based on the number of advertisements served by the applicable ad server to a new “viewable” impression standard (based on number of pixels in view and duration) for select products. In the absence of a uniform industry standard, agencies and advertisers have adopted several different measurement methodologies and standards. In addition, measurement services may require technological integrations, which are still being evaluated by the advertising industry without an agreed-upon industry standard metric. As these trends in the industry continue to evolve, our advertising revenue may be adversely affected by the availability, accuracy, and utility of the available analytics and measurement technologies as well as our ability to successfully implement and operationalize such technologies and standards.

Further, the digital advertising industry is shifting to data-driven technologies and advertising products, such as automated buying. These data-driven advertising products and automated buying technologies allow publishers and advertisers to use data to target advertising toward specific groups of users who are more likely to be interested in the advertising message delivered to them. These advertising products and programmatic technologies are currently more developed in terms of advertising technology and industry adoption on the web than they are on mobile or on other software applications, and may not integrate with our desktop software version of the ad-supported services. Because the majority of our ad-supported user hours occur on mobile devices, if we are unable to deploy effective solutions to monetize the mobile device usage by our ad-supported user base, our ability to attract advertising spend, and ultimately our advertising revenue, may be adversely affected by this shift. In addition, we rely on third-party advertising technology platforms to participate in automated buying, and if these platforms cease to operate or experience instability in their business models, it also may adversely affect our ability to capture advertising spend.

Our services and software are highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.

Our services and software are highly technical and complex. Our services or any other products we may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of regularly updating our products and some errors in our products may be discovered only after a product has been used by users, and may in some cases be detected only under certain circumstances or after extended use. Any errors, bugs or other vulnerabilities discovered in our code or backend after release could damage our reputation, drive away users, allow third parties to manipulate or exploit our software (including, for example, providing mobile device users a means to suppress advertisements without payment and gain access to features only available to the ad-supported service), lower revenue and expose us to claims for damages, any of which could seriously harm our business. Additionally, errors, bugs, or other vulnerabilities may—either directly or if exploited by third parties—affect our ability to make accurate royalty payments.

We also could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. In addition, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be seriously harmed.

Interruptions, delays or discontinuations in service arising from our own systems or from third parties could impair the delivery of our Service and harm our business.

We rely on systems housed in our own facilities and upon third parties, including bandwidth providers and third-party “cloud” data storage services, to enable our users to receive our content in a dependable, timely, and efficient manner. We have experienced and may in the future experience periodic service interruptions and delays involving our own systems and those of third parties that we work with. Both our own facilities and those of third parties are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They also are subject to break-ins, sabotage, intentional acts of vandalism, the failure of physical, administrative, technical, and cyber security measures, terrorist acts, natural disasters, human error, the financial insolvency of third parties that we work with, and other unanticipated problems or events. The occurrence of any of these events could result in interruptions in our services and to unauthorized access to, or alteration of, the content and data contained on our systems and that these third parties store and deliver on our behalf.

Any disruption in the services provided by these third parties could materially adversely impact our business reputation, customer relations, and operating results. Upon expiration or termination of any of our agreements with third parties, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one third party to another could subject us to operational delays and inefficiencies until the transition is complete.

We rely upon the Google Cloud Platform to operate certain aspects of our business and to store certain data, and any disruption of or interference with our use of the Google Cloud Platform could have a material adverse effect on our business, operating results, and financial condition.

Google Cloud Platform (“GCP”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems to utilize data processing, storage capabilities, and other services provided by GCP. Currently, we are in the process of transitioning all of our data storage (including personal data of users and music data licensed from rights holders) and computing from our own servers to GCP. We cannot easily switch our GCP operations to another cloud provider, and any disruption of, or interference with, our use of GCP could have a material adverse effect on our business, operating results, and financial condition. While the consumer side of Google competes with us, we do not believe that Google will use the GCP operation in such a manner as to gain competitive advantage against our Service. Subsequent to year end, we entered into a new service agreement with Google for the use of GCP.

If we fail to accurately predict, recommend, and stream and play music that our users enjoy, we may fail to retain existing users and attract new users in sufficient numbers to meet investor expectations for growth or to operate our business profitably.

We believe that a key differentiating factor between our Company and other music content providers is our ability to predict music that our users will enjoy. Our system for predicting user content and music preferences and selecting content and music tailored to our users’ individual music tastes is based on advanced data analytics systems and our proprietary algorithms. We have invested, and will continue to invest, significant resources in refining these technologies; however, we cannot assure you that such investments will yield an attractive return or that such refinements will be effective. The effectiveness of our ability to predict user content and music preferences and select content and music tailored to our users’ individual music tastes depends in part on our ability to gather and effectively analyze large amounts of user data. In addition, our ability to offer users content and songs that they have not previously seen or heard and impart a sense of discovery depends on our ability to acquire and appropriately categorize additional content and songs that will appeal to our users’ diverse and changing tastes. While we are continuously increasing our content and have a large catalog of songs available to stream, we must continuously produce, acquire, identify and analyze additional content and songs that our users will enjoy and we may not effectively do so. Our ability to predict and select content and music that our users enjoy is critical to the perceived value of our services among users and failure to make accurate predictions could materially adversely affect our ability to adequately attract and retain users, increase hours our users spend on our platforms and sell advertising to meet investor expectations for growth or to operate the business profitably.

If we are unable to increase revenue from our services on mobile devices, such as smartphones, our results of operations may be materially adversely affected.

Our business model with respect to monetization of our services on mobile and connected devices is still evolving. As users migrate away from personal computers, there is increasing pressure to monetize mobile. In substantially all markets, we offer our ad-supported services on mobile, from which we generate advertising revenue. However, to date we primarily rely on our premium services to generate revenue on mobile and other connected devices. If we are unable to effectively monetize our services on mobile and connected devices, our business, operating results and financial condition may suffer.

Negative media coverage could adversely affect our business.

We receive sizable media coverage around the world. Unfavorable publicity regarding, for example, payments to music labels, publishers, artists and other copyright owners, our privacy practices, terms of service, service changes, service quality, litigation or regulatory activity, government surveillance, the actions of our advertisers, the actions of our developers whose services are integrated with our services, the use of our services for illicit, objectionable or illegal ends, the quality and integrity of content streamed on our services or the actions of other companies that provide similar services to us, could materially adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could materially adversely affect our business, operating results and financial condition.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of ad-supported users, premium subscribers and advertisers.

We have developed a strong “Slacker” brand and are developing what we hope to be a strong “LiveXLive” brand in the future that we believe contributes and will contribute significantly to the success of our business. Maintaining, protecting and enhancing the “LiveXLive” and “Slacker” brands is critical to expanding our base of ad-supported users, premium subscribers and advertisers, and will depend largely on our ability to continue to develop and provide an innovative and high-quality experience for our users and to attract advertisers, content owners, mobile device manufacturers, and other consumer electronic product manufacturers to work with us, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

Our brands may be impaired by a number of other factors, including any failure to keep pace with technological advances on our platform or with our services, slower load times for our services, a decline in the quality or quantity of the content available on our services, a failure to protect our intellectual property rights or any alleged violations of law, regulations, or public policy. Additionally, the actions of our developers, advertisers, and content partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with us or that make use of our content. Further, if our partners fail to maintain high standards for products that are integrated into our services, fail to display our trademarks on their products in breach of our agreements with them, or use our trademarks incorrectly or in an unauthorized manner, or if we partner with manufacturers of products that our users reject, the strength of our brand could be adversely affected.

We have historically been required to spend significant resources to establish and maintain our brands. If we are unable to maintain the growth rate in the number of our ad-supported users and premium subscribers, we may be required to expend greater resources on advertising, marketing and other brand-building efforts to preserve and grow consumer awareness of our brand, which would adversely affect our operating results and may not be effective.

Our trademarks, trade dress and other designations of origin are important elements of our brand. We have registered “Slacker” as a trademark in the United States and certain other jurisdictions around the world. Nevertheless, competitors or other companies may adopt marks similar to ours, or use our marks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our users. We cannot assure you that our trademark applications, even for key marks, will be approved. We may face opposition from third parties to our applications to register key trademarks in foreign jurisdictions in which we have expanded or may expand our presence. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. Whether or not our trademark applications are denied, third parties may claim that our trademarks infringe upon their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in those or other jurisdictions. Doing so could harm our brand or brand recognition and adversely affect our business, financial condition and results of operation.

We are subject to a number of risks related to credit card and debit card payments we accept.

We accept payments mainly through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our premium service, which could cause us to lose premium subscribers and subscription revenue, or suffer an increase in our costs without a corresponding increase in the price we charge for our premium service, either of which could harm our business, operating results and financial condition.

Additionally, we rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In particular, we rely on one third-party service provider, Cybersource, for all of our payment processing. Our business could be materially disrupted if these third-party service providers become unwilling or unable to provide these services to us.

If we or our service providers for payment processing services have problems with our billing software, or the billing software malfunctions, it could have a material adverse effect on our user satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our premium subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be materially adversely affected.

We also are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Currently, we are fully compliant with the Payment Card Industry Data Security Standard v3.2 (“PCI DSS”), a security standard with which companies that collect, store, or transmit certain data regarding credit and debit cards, credit and debit card holders, and credit and debit card transactions are required to comply. This is an annual certification exercise, and if we fail to comply, we may violate payment card association operating rules, U.S. federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that, even if we are in compliance with PCI DSS, we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders, and credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition, and results of operations. If we are unable to maintain our chargeback rate or refund rates at acceptable levels, credit card and debit card companies may increase our transaction fees or terminate their relationships with us. Any increases in our credit card and debit card fees could adversely affect our results of operations, particularly if we elect not to raise our rates for our premium services to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We are subject to a number of risks related to other payment solution providers.

We accept payments through various payment solution providers, such as telco integrated billings and prepaid codes vendors. These payment solution providers provide services to us in exchange for a fee, which may be subject to change. Furthermore, we rely on their accurate and timely reports on sales and redemptions. If such accurate and timely reports are not being provided, it will affect the accuracy of our reports to our licensors, and also affect the accuracy of our financial reporting.

Our business emphasizes rapid innovation and prioritizes long-term user engagement over short-term financial condition or results of operations. That strategy may yield results that sometimes do not align with the market’s expectations. If that happens, our stock price may be negatively affected.

As our business grows and becomes more complex, our success will depend on our ability to quickly develop and launch new and innovative products. We believe our culture fosters this goal. Our focus on complexity and quick reactions could result in unintended outcomes or decisions that are poorly received by our users, advertisers, or partners. Our culture also prioritizes our long-term user engagement over short-term financial condition or results of operations. We frequently make decisions that may reduce our short-term revenue or profitability if we believe that the decisions benefit the aggregate user experience and will thereby improve our financial performance over the long-term. These decisions may not produce the long-term benefits that we expect, in which case, our user growth and engagement, our relationships with advertisers and partners, as well as our business, operating results, and financial condition could be seriously harmed.

Streaming depends on effectively working with third-party platforms, operating systems, online platforms, hardware, networks, regulations, and standards we do not control. Changes in our services or those operating systems, hardware, networks, regulations, or standards, and our limitations on our ability to access those platforms, operating systems, hardware or networks may seriously harm our business.

Our services require high-bandwidth data capabilities. If the costs of data usage increase or access to data networks is limited, our business may be seriously harmed. Additionally, to deliver high-quality audio, video, and other content over networks, our services must work well with a range of technologies, systems, networks, regulations and standards that we do not control. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our Service and increase our cost of doing business. Previously, Federal Communications Commission (the “FCC”) “open Internet rules” prohibited mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against Content Providers like us. These rules also prohibited mobile providers from entering into arrangements with specific Content Providers for faster or better access over their data networks. However, on December 14, 2017, the FCC voted to repeal the “open Internet rules” and as a result, broadband services are now subject to less U.S. federal regulation. A number of parties have already stated they would appeal this order, and it is possible United States. Congress may adopt legislation restoring some of the “open Internet rules.” If, as a result of the repeal of “open Internet rules,” broadband providers in the United States decrease access to certain content, start entering into arrangements with specific Content Providers for faster or better access over their data networks, or otherwise unfairly discriminate against Content Providers like us, this could increase our cost of doing business and put us at a competitive disadvantage relative to larger competitors. Additionally, mobile providers may be able to limit our users’ ability to access our platforms or make them a less attractive alternative to our competitors’ applications. If that occurs, our business, operating results and financial condition would be seriously harmed.

The European Union (the “EU”) currently requires equal access to Internet content. Additionally, as part of its Digital Single Market initiative, the EU may impose network security, disability access, or 911-like obligations on “over-the-top” services such as those provided by us, which could increase our costs. If the EU or the courts modify these open Internet rules, mobile providers may be able to limit our users’ ability to access our platforms or make them a less attractive alternative to our competitors’ applications. If that occurs, our business, operating results and financial condition would be seriously harmed.

We rely on a variety of operating systems, online platforms, hardware, and networks to reach our customers. These platforms range from desktop and mobile operating systems and application stores to wearables and intelligent voice assistants. The owners or operators of these platforms may not share our interests and may restrict our access to them or place conditions on access that would materially affect our ability to access those platforms. In particular, where the owner of a platform also is our direct competitor, the platform may attempt to use this position to affect our access to customers and ability to compete. For example, an online platform might arbitrarily remove our services from its platform, deprive us of access to business critical data, or engage in other harmful practices. Online platforms also may unilaterally impose certain requirements that negatively affect our ability to convert users to the premium service, such as conditions that limit our freedom to communicate promotions and offers to our users. Similarly, online platforms may force us to use the platform’s payment processing systems which may be inferior to and more costly than other payment processing services available in the market.

Online platforms frequently change the rules and requirements for services like ours to access the platform, and such changes may adversely affect the success or desirability of our services. Online platforms may limit our access to information about users, limiting our ability to convert and retain them. Online platforms also may deny access to application programming interfaces (“API”) or documentation, limiting functionality of our services on the platform.

There can be no assurance that we will be able to comply with the requirements of those operating systems, online platforms, hardware, networks, regulations and standards on which our services depend, and failure to do so could result in serious harm to our business.

If our security systems are breached, we may face civil liability, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain premium subscribers, ad-supported users, advertisers, Content Providers and other business partners.

Techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our users, including credit card and debit card information and other personal data about our Users, business partners, and employees. Like all Internet services, our services, which are supported by our own systems and those of third parties that we work with, is vulnerable to software bugs, computer viruses, Internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks and similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personal data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. As our business and brand reputation grow, we may become a particularly attractive target for such attacks. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our platform, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.

In addition, if an actual or perceived breach of security occurs to our systems or a third party’s systems, we may face regulatory or civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain Users, which in turn would harm our efforts to attract and retain advertisers, Content Providers and other business partners. We also would be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach. We also may be required to notify regulators about any actual or perceived personal data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods.

Any failure, or perceived failure, by us to maintain the security of data relating to our users, to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards, and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose Users, advertisers, and revenues. In Europe, European Data Protection Authorities could impose fines and penalties of up to 4% of annual global turnover or €20 million, whichever is higher, for a personal data breach.

We are at risk of attempts at unauthorized access to our services, and failure to effectively prevent and remediate such attempts could have an adverse impact on our business, operating results, and financial condition. Unauthorized access to our services may cause us to misstate key performance indicators, which once discovered, corrected, and disclosed, could undermine investor confidence in the integrity of our key performance indicators and could cause our stock price to drop significantly.

We have in the past been, and continue to be, impacted by attempts by third parties to manipulate and exploit our software for the purpose of gaining unauthorized access to our service. For example, we have detected instances of third parties seeking to provide mobile device users a means to suppress advertisements without payment and gain access to features only available to the ad-supported services. If in the future we fail to successfully detect and address such issues, it may have artificial effects on our key performance indicators, such as content hours, content hours per monthly active user (“MAU”), and MAUs, which underlie, among other things, our contractual obligations with advertisers, as well as harm our relationship with them. This may impact our results of operations, particularly with respect to margins on our ad-supported segment, by increasing our ad-supported cost of revenue without a corresponding increase to our ad-supported revenue, which could seriously harm our business. Additionally, unlike our ad-supported users, individuals using unauthorized versions of our application are unlikely to convert to premium subscribers. Moreover, once we detect and correct such unauthorized access and any key performance indicators it affects, investor confidence in the integrity of our key performance indicators could be undermined. These could have a material adverse impact on our business, operating results and financial condition.

We are at risk of artificial manipulation of stream counts and failure to effectively manage and remediate such fraudulent streams could have an adverse impact on our business, operating results and financial condition. Fraudulent streams and potentially associated fraudulent user accounts or artists may cause us to overstate key performance indicators, which once discovered, corrected and disclosed, could undermine investor confidence in the integrity of our key performance indicators and could cause our stock price to drop significantly.

We have in the past been, and continue to be, impacted by attempts by third parties to artificially manipulate stream counts. Such attempts may, for example, be designed to influence placement of content on Slacker-created playlists or industry music charts. These potentially fraudulent streams also may involve the creation of non-bona fide user accounts or artists. For example, an individual might generate fake users to stream songs repeatedly, thereby generating revenue each time the song is streamed, or might utilize fake users to stream specific content to increase its visibility on our or third-party charts. We use a combination of algorithms and manual review by employees to detect fraudulent streams. However, we may not be successful in detecting, removing and addressing all fraudulent streams (and any related user accounts). If in the future we fail to successfully detect, remove and address fraudulent streams and associated user accounts, it may result in the manipulation of our data, including the key performance indicators which underlie, among other things, our contractual obligations with advertisers (which could expose us to the risk of litigation), as well as harm our relationships with advertisers and rights holders. In addition, once we detect, correct and disclose fraudulent streams and associated user accounts and the key performance indicators they affect, investor confidence in the integrity of our key performance indicators could be undermined. These could have a material adverse impact on our business, operating results and financial condition.

Our User metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review key metrics related to the operation of our business, including, but not limited to, our ad-supported MAUs, content hours, content hours per MAU, MAUs and premium subscribers, to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. For example, we believe that there are individuals who have multiple Slacker accounts, which can result in an overstatement of ad-supported MAUs and MAUs.

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of ad-supported MAUs and MAUs were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies.

In addition, advertisers generally rely on third-party measurement services to calculate our metrics, and these third-party measurement services may not reflect our true audience. Some of our demographic data also may be incomplete or inaccurate because Users self-report their names and dates of birth. Consequently, the personal data we have may differ from our users’ actual names and ages. If advertisers, partners, or investors do not perceive our user, geographic or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic or other demographic metrics, our reputation may be seriously harmed, which could have an adverse impact on our business, operating results, and financial condition.

Our business is subject to a variety of laws around the world. Government regulation of the Internet is evolving and any changes in government regulations relating to the Internet or other areas of our business or other unfavorable developments may adversely affect our business, operating result, and financial condition.

We are a U.S.-based company that is registered under the laws of the State of Delaware, and with operations in certain countries and territories around the world. As a result of the scope of our operations, we are subject to a variety of laws in different countries. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. It also is likely that if our business grows and evolves and our solutions are used more globally, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations include, but are not limited to, labor, advertising and marketing, real estate, taxation, user privacy, data collection and protection, intellectual property, anti-corruption, anti-money laundering, foreign exchange controls, antitrust and competition, electronic contracts, telecommunications, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction in which we are subject to regulation, as existing laws and regulations governing issues such as intellectual property, privacy, taxation, and consumer protection, among others, are constantly changing. The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. For example, certain jurisdictions have implemented or are contemplating implementing laws which may negatively impact our automatic renewal structure or our free or discounted trial incentives. Further, compliance with laws, regulations, and other requirements imposed upon our business may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business.

Moreover, as Internet commerce continues to evolve, increasing regulation by U.S. federal and state agencies and other international regulators becomes more likely and may lead to more stringent consumer protection laws, which may impose additional burdens on us. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet, including laws limiting Internet neutrality, could decrease user demand for our services and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, also could hinder our operational flexibility, raise compliance costs, and result in additional historical or future liabilities for us, resulting in material adverse impacts on our business, operating results and financial condition.

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

Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including regulations or decisions by the FCC impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. See “— Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business” below. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including the United States and the EU. In others, the laws may be nascent or non-existent. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Risks Related to Our Acquisition Strategy

We can give no assurances as to when we will consummate any other future acquisitions or whether we will consummate any of them at all.

We intend to continue to build our business through strategic acquisitions and pursue and consummate one or more additional acquisitions (in addition to the acquisition of Slacker consummated in December 2017) and to possibly use our remaining cash to fund any cash portion of the consideration we will pay in connection with those acquisitions. However, such additional acquisitions may also be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may be required to forfeit payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all. For example, on September 6, 2017, we entered into an agreement to acquire SNAP, which was subsequently terminated by SNAP due to certain conditions of the agreement that were not fulfilled as of October 27, 2017.

If we are unable to close any other future acquisition, it could significantly alter our business strategy and impede our prospects for growth. If we are unable to successfully consummate a particular acquisition, we may not be able to stream desired live music content on our network, produce and/or participate in the planned festivals or events or have ownership or licenses of the brands owned or licensed by that acquisition target. Further, we may not be able to identify suitable acquisition candidates to replace these acquisitions, and even if we were to do so, we may only be able to consummate them on less advantageous terms. In addition, some of the businesses we acquire may incur significant losses from operations, which, in turn, could have a material and adverse impact on our business, results of operations and financial condition.

We may face difficulty in integrating the operations of Slacker or any other businesses we have acquired and may acquire in the future. For example, as of December 31, 2017, we made the decision to shut down and discontinue the operations of LiveXLive Tickets, Inc., our wholly-owned subsidiary (“LXL Tickets”). Management concluded that the operations of LXL Tickets were not going to improve due to: LXL Tickets no longer providing ticketing services to four of its largest customers in 2017 that had produced significant revenues in 2016, ongoing litigation between such customers and Wantickets and such customers refusing to continue to work with LXL Tickets as a result of Wantickets’ non-payment for prior services, and continuing significant losses incurred by LXL Tickets through December 31, 2017 that were supposed to be funded by sellers of Wantickets’ assets that were never funded as required under the Wantickets’ Asset Purchase Agreement.

As shown by our recent acquisition of Slacker, acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty with the integration of Slacker and any other business we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

In addition, our growth strategy also includes further development of our online live streamed music network that we intend to integrate across all of our acquired businesses. This will require, among other things, the integration of the individual websites and databases of each business we currently operate or will acquire in the future. This will be a complex undertaking that may prove more difficult, expensive and time consuming than we currently expect. Even if we are able to achieve this integration, it may not achieve the benefits we anticipate. If we fail to do this properly and in a timely manner, it could harm our revenue and relationship with our fans.

Further, we expect that future target companies may have material weaknesses in internal controls relating to the proper application of accrual based accounting under the accounting principles generally accepted in the United States of America (“GAAP”) prior to our acquiring them. The Public Company Accounting Oversight Board (the “PCAOB”) defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We will be relying on the proper implementation of our policies and procedures to remedy any such material weaknesses, and prevent any potential material misstatements in our financial reporting. Any such misstatement could adversely affect the trading price of our common stock, cause investors to lose confidence in our reported financial information, and subject us to civil and criminal fines and penalties. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results could suffer.

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

In addition, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding the controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. For example, see “Item 3. Legal Proceedings” regarding our ongoing litigation with Wantickets and its principal. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. For example, as of December 31, 2017, we made the decision to shut down the operations of LXL Tickets and as a result, we recognized a loss of $1.5 million from operations of LXL Tickets, and additionally incurred a loss of $2.8 million related to the impairment of all remaining LXL Tickets assets for the quarter ended December 31, 2017. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

Risks Related to Our Company

We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In connection with the audits of our financial statements for the fiscal years ended March 31, 2018 and 2017, and review of our financial statements for each of the quarterly reporting periods during such fiscal years, we have identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the PCAOB. The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

As a consequence of the ineffective control environment, risk assessment, information and communication and monitoring activities components, the Company did not sufficiently design, implement, and maintain control activities at the transaction level that mitigate the risk of material misstatement in financial reporting resulting in the transaction-level material weaknesses described below. The Company did not develop written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls, nor did the Company emphasize the need to retain the required documentation to demonstrate and ensure that controls consistently operated at a sufficient level of precision to prevent and detect potential errors. The following deficiencies in control activities were identified:

Financial Statement Close and Reporting Process

●	Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures.

GITCS and Automated Controls

●	Ineffective general information technology controls (GITCs) over all IT operating systems, databases, and IT applications supporting financial reporting processes across the organization. GITCs include controls over new systems development, program changes and user access controls commensurate with the user’s job responsibilities and authorities and are necessary to address different IT systems used in the financial reporting processes across the organization. Accordingly, automated process-level controls and manual controls that are dependent upon the information derived from IT systems are also determined to be ineffective. Additionally, the Company did not have effective end-user computing controls over spreadsheets used in the financial reporting process.

Accounts Payable, Accrued Liabilities and Contingencies

●	Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the procurement of goods and services and invoice processing and cash disbursements, and the completeness, existence, accuracy and presentation of accounts payable, accrued liabilities and estimated contingent liabilities.

Income Taxes

●	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of income tax accounts including income tax expense (benefit) and withholding tax expense, deferred tax assets and liabilities, uncertain tax positions, and taxes payable and receivable.

Payroll

●	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation of payroll and related expenses.

Stock-Based Compensation

●	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation over stock-based compensation for existing plans and new stock-based compensation arrangements.

Treasury

●	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of certain financial liabilities, specifically in relation to the valuation methods selected and third-party pricing data used.

●	Ineffective controls over cash management functions.

Business Combination

●	Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the fair value of the acquired assets and assumed liabilities in connection with the finalization of the purchase price allocation. In addition, we do not have effective processes and related internal controls to execute and account for an acquired business.

Significant and Unusual Non-Routine Transactions

●	Ineffective design and implementation, and operation of controls to evaluate the completeness, existence, accuracy, valuation and presentation of non-routine transactions.

These control deficiencies resulted in several immaterial errors to the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2018.

Prior to hiring Mr. Jerome Gold as our Chief Financial Officer in April 2017 and subsequently hiring Michael Zemetra as our new Chief Financial Officer, we outsourced the functions of the principal financial officer on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily related, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

Remediation Plan

We have identified and begun to implement several steps, as further described below, to remediate the material weaknesses described above and to enhance our overall control environment. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Our remediation process has included, but is not limited to:

●	Our Board appointed a new Audit Committee Chairman with extensive accounting and auditing experience.

●	Our Board appointed new executive management, including a new CFO in April 2018, and emphasized their responsibilities relating to an improved financial reporting and internal control environment.

●	In May 2018, we engaged qualified third-party accounting and SOX experts to assist in the evaluation of and enhance our financial reporting and internal control environment.

●	Our Audit Committee has frequent communications with management regarding our financial reporting and internal control environment.

●	We revised our organization structure and commenced hiring key employees, including a qualified Vice President and Controller in April 2018 and accounting staff in May 2018 with the appropriate expertise and competence to assume assigned responsibility and accountability for financial reporting processes and internal controls. Additional key employees are required.

●	We are investing in IT products and platforms to enhance our financial reporting and internal control environment.

In addition, we plan to:

●	Provide education and training to employees on the Company’s accounting policies and procedures, our business processes and internal controls such that employees are aware of the importance of operating effective internal controls;

●	Further develop the detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the control environment, risk assessment, information and communication, and monitoring activities;

●	Further develop and document detailed policies and procedures regarding our business processes for significant accounts, critical accounting policies and procedures, critical accounting estimates and significant unusual transactions and design and implement and operate effective process-level controls to mitigate the risk of misstatement due to error and/or fraud;

●	Improve our IT control environment by replacement, integration and implementation of systems; and

●	Establish effective general controls over relevant IT systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

We will continue to incur significant increased costs as a result of operating as a public company.

As a public company, we will continue to incur significant legal, accounting and other expenses. Following the Public Offering, we will be subject to mandatory reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require, among other things, that we continue to file with the SEC annual, quarterly and current reports with respect to our business and financial condition, that we were not required to file as a voluntary reporting company (though we did file such reports with the SEC on a voluntary basis). We have incurred and will continue to incur costs associated with the preparation and filing of these SEC reports. Furthermore, we are subject to additional corporate governance and other compliance requirements as a result of our shares of common stock being listed on The Nasdaq Capital Market (“Nasdaq”). In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and Nasdaq have imposed various other requirements on public companies. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we will incur additional expense to increase our director and officer liability insurance.

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

We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

Our success depends, to a large degree, upon certain key members of our management, particularly our Chairman and Chief Executive Officer, Robert Ellin. Mr. Ellin has extensive knowledge about our business and our operations, and the loss of Mr. Ellin or any other key member of our senior management (including senior management of Slacker) would likely have a material adverse effect on our business and operations. We do not currently maintain a key-person insurance policy for Mr. Ellin or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on live music and events, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of any of our executive officers could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

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

Our results may be affected by the outcome of future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, from time to time in the future we may be subject to various claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, including as described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility.

Our existing debt agreements with JGB Collateral LLC and certain of its affiliates, or JGB, and Danske Bank A/S, or Danske, contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants.

Our results of operations will vary from quarter to quarter and maybe seasonal, so our financial performance in certain quarters may not be indicative of, or comparable to, our financial performance in performance in subsequent financial quarters or years.

We believe our results of operations and cash needs will vary from quarter to quarter and year to year depending on, among other things, the timing of festivals and events, cancellations, capital expenditures, seasonal and other fluctuations in our business activity, the timing of guaranteed payments and receipt of contract fees, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. We may experience our lowest financial performance in the first and fourth quarters of the calendar year as the music festivals primarily occur during May through October. In addition, the seasonality of our businesses could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our results of operations. Accordingly, our results for any particular quarter may vary for a number of reasons, and we caution investors to evaluate our quarterly results in light of these factors.

Other Risks Related to Slacker’s Business Operations

Slacker depends upon third-party licenses for sound recordings and musical compositions and an adverse change to, loss of, or claim that Slacker does not hold any necessary licenses may materially adversely affect Slacker’s business, operating results and financial condition.

To secure the rights to stream sound recordings and the musical compositions embodied therein, Slacker enters into license agreements to obtain licenses from rights holders such as record labels, music publishers, performing rights organizations, collecting societies and other copyright owners or their agents, and pays royalties to such parties or their agents around the world. Though Slacker works diligently in its efforts to obtain all necessary licenses to stream sound recordings and the musical compositions embodied therein, there is no guarantee that the licenses available to Slacker now will continue to be available in the future at rates and on terms that are favorable or commercially reasonable or at all. The terms of these licenses, including the royalty rates that Slacker is required to pay pursuant to them, may change as a result of changes in its bargaining power, changes in the industry, changes in the law, or for other reasons. Increases in royalty rates or changes to other terms of these licenses may materially impact Slacker’s business, operating results, and financial condition.

Slacker enters into license agreements to obtain rights to stream sound recordings, including from the major record labels that hold the rights to stream a significant number of sound recordings. If Slacker fails to obtain these licenses, the size and quality of its catalog may be materially impacted and its business, operating results and financial condition could be materially harmed.

Slacker generally obtains licenses for two types of rights with respect to musical compositions: mechanical rights and public performance rights.

With respect to mechanical rights, for example, in the United States, the rates Slacker pays are, to a significant degree, a function of a ratemaking proceeding conducted by an administrative agency called the Copyright Royalty Board. The rates that the Copyright Royalty Board set apply both to compositions that we license under the compulsory license in Section 115 of the Copyright Act of 1976 (the “Copyright Act”), and to a number of direct licenses that we have with music publishers for U.S. rights, in which the applicable rate is generally pegged to the statutory rate set by the Copyright Royalty Board. The most recent proceeding before the Copyright Royalty Board (the “Phonorecords III Proceedings”) set the rates for the Section 115 compulsory license for calendar years 2018 to 2022. The Copyright Royalty Board issued its initial written determination on January 26, 2018. The rates set by the Copyright Royalty Board may still be modified if a party appeals the determination and are subject to further change as part of future Copyright Royalty Board proceedings. Based on management’s estimates and forecasts for the next two fiscal years, we currently believe that the proposed rates will not materially impact Slacker’s business, operating results, and financial condition. However, the proposed rates are based on a variety of factors and inputs which are difficult to predict in the long-term. If Slackers business does not perform as expected or if the rates are modified to be higher than the proposed rates, its content acquisition costs could increase and impact its ability to obtain content on pricing terms favorable to us, which could negatively harm Slacker’s business, operating results and financial condition and hinder its ability to provide interactive features in its services, or cause one or more of Slacker’s services not to be economically viable.

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, ASCAP and BMI are governed by consent decrees relating to decades-old litigations. Changes to the terms of or interpretation of these consent decrees could affect Slacker’s ability to obtain licenses from these PROs on favorable terms, which could harm its business, operating results, and financial condition.

In other parts of the world, including Europe, Asia, and Latin America, Slacker obtains mechanical and performance licenses for musical compositions either through local collecting societies representing publishers or from publishers directly, or a combination thereof. Slacker cannot guarantee that its licenses with collecting societies and its direct licenses with publishers provide full coverage for all of the musical compositions we make available to Slacker’s users in such countries. In Asia and Latin America, we are seeing a trend of movement away from blanket licenses from copyright collectives, which is leading to a fragmented copyright licensing landscape. Publishers, songwriters, and other rights holders choosing not to be represented by collecting societies could adversely impact Slacker’s ability to secure favorable licensing arrangements in connection with musical compositions that such rights holders own or control, including increasing the costs of licensing such musical compositions, or subjecting Slacker to significant liability for copyright infringement.

There also is no guarantee that Slacker has all of the licenses it needs to stream content, as the process of obtaining such licenses involves many rights holders, some of whom are unknown, and myriad complex legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Additionally, there is a risk that aspiring rights holders, their agents, or legislative or regulatory bodies will create or attempt to create new rights that could require Slacker to enter into license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

Even when Slacker is able to enter into license agreements with rights holders, it cannot guarantee that such agreements will continue to be renewed indefinitely. For example, from time to time, Slacker’s license agreements with certain rights holders and/or their agents may expire while Slacker negotiates their renewals and, per industry custom and practice, Slacker may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements and/or continue to operate as if the license agreement had been extended, including by our continuing to make music available. During these periods, Slacker may not have assurance of long-term access to such rights holders’ content, which could have a material adverse effect on its business and could lead to potential copyright infringement claims.

It also is possible that such agreements will never be renewed at all. The lack of renewal, or termination, of one or more of Slacker’s license agreements, or the renewal of a license agreement on less favorable terms, also could have a material adverse effect on its business, financial condition, and results of operations.

Slacker has no control over the providers of its content, and its business may be adversely affected if its access to music is limited or delayed. The concentration of control of content by Slacker’s major providers means that even one entity, or a small number of entities working together, may unilaterally affect Slacker’s access to music and other content.

Slacker relies on music rights holders, over whom it has no control, for the content it makes available on its service. Slacker cannot guarantee that these parties will always choose to license to it.

The music industry has a high level of concentration, which means that one or a small number of entities may, on their own, take actions that adversely affect Slacker’s business. Slacker’s business may be adversely affected if its access to music is limited or delayed because of deterioration in its relationships with one or more of these rights holders or if they choose not to license to Slacker for any other reason. Rightsholders also may attempt to take advantage of their market power to seek onerous financial terms from Slacker, which could have a material adverse effect on its financial condition and results of operations.

Even if Slacker is able to secure rights to sound recordings from record labels and other copyright owners, artists and/or artist groups may object and may exert public or private pressure on third parties to discontinue licensing rights to Slacker, hold back content from it or increase royalty rates. As a result, Slacker’s ability to continue to license rights to sound recordings is subject to convincing a broad range of stakeholders of the value and quality of Slacker’s services.

To the extent that Slacker is unable to license a large amount of content or the content of certain popular artists, its business, operating results and financial condition could be materially harmed.

Difficulties in obtaining accurate and comprehensive information necessary to identify the compositions embodied in sound recordings on Slacker’s services and the ownership thereof may impact Slacker’s ability to perform its obligations under its licenses, affect the size of its catalog, impact its ability to control content acquisition costs, and lead to potential copyright infringement claims.

Comprehensive and accurate ownership information for the musical compositions embodied in sound recordings is often unavailable to Slacker or difficult or, in some cases, impossible for Slacker to obtain, sometimes because it is withheld by the owners or administrators of such rights. Slacker currently relies on the assistance of third parties to determine this information. If the information provided to Slacker or obtained by such third parties does not comprehensively or accurately identify the ownership of musical compositions, or if Slacker is unable to determine which musical compositions correspond to specific sound recordings, it may be difficult or impossible to identify the appropriate rights holders to whom to pay royalties. This may make it difficult to comply with the obligations of any agreements with those rights holders.

In the United States, Slacker also relies on the assistance of third parties to issue notices of intent (“NOIs”) to obtain a compulsory license under Section 115 of the Copyright Act to those copyright owners with whom we do not have a direct license agreement or, in the case of unknown copyright owners, to the United States Copyright Office. The lack of comprehensive and accurate ownership information or the inability to determine which musical compositions correspond to specific sound recordings can cause difficulties in issuing NOIs to the correct parties (including the United States Copyright Office) or serving NOIs in a timely manner and can otherwise cause difficulties in obtaining licenses. This could lead to a reduction of sound recordings available to be streamed on Slacker’s services, adversely impacting its ability to retain and expand its user base, and could make it difficult to ensure that Slacker is fully licensed.

These challenges, and others concerning the licensing of musical compositions embodied in sound recordings on Slacker’s services, may subject Slacker to significant liability for copyright infringement, breach of contract or other claims.

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from our largest customer could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the year ended March 31, 2018, our largest customer by revenue accounted for 24% of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would adversely affect our financial condition and results of operations. Any revenue growth will depend on our success in growing our customers’ revenue on our platform and expanding our customer base to include additional customers.

Risks Related to Technology and Intellectual Property

We rely heavily on technology to stream content and manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We utilize a combination of proprietary and third-party technology. Our business substantially dependents on the Slacker Radio app, which offering a digital spin on the classic radio listening experience thought free and subscription-based access. Our business will also be substantially dependent on our LXL App, which will include live video streaming, VOD, push notifications, festival-, venue- and original content-specific functionality, Google Ads capability, digital rights management (e.g., geo-blocking), and the capability to display time-shifted content and enhanced function. We cannot be sure that the Slacker Radio app will continue to, or that the LXL App or any enhancements or other modifications we make in the future to such apps will, perform as intended or otherwise be of value to our users. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to successfully develop, maintain and enhance our technology to manage the streaming of live events in a timely and efficient manner, our ability to attract and retain users may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and retain users may be impaired. Also, any harm to our users’ personal computers or mobile devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights.

We may be unable to detect unauthorized use of, or otherwise sufficiently protect, our intellectual property rights. We rely on a combination of laws and contractual restrictions with employees, individual service providers, users, artists, suppliers and others content licensors and Content Providers to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use proprietary information, trademarks, or copyrighted material without authorization which, if discovered, might require legal action to correct. Furthermore, our recently acquired assets and the assets we may acquire in connection with any future acquisitions (including brand names and trademark rights), may have been improperly adopted or inadequately protected prior to our acquisitions of them. This could include failures to obtain assignments of ownership or confidentiality agreements from third parties, failures to clear use of trademarks, or other failures to protect trademarks and other proprietary rights. In addition, third parties may independently and lawfully develop similar intellectual property or duplicate our services.

We will apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used and reserve and register domain names as we deem appropriate. While we intend to vigorously protect our trademarks, service marks and domain names as we deem appropriate, effective trademark protection may not be available or may not be sought in every country in which we operate, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in the erosion of brand names or the loss of rights to our owned or licensed marks and limit our ability to control marketing on or through the Internet using our various domain names or otherwise, which could adversely affect our business, financial condition, and results of operations. In addition, the loss of, or inability to otherwise obtain, rights to use third party trademarks and service marks, including the loss of exclusive rights to use third party trademarks in territories where we present festivals, could adversely affect our business or otherwise result in competitive harm. Moreover, on September 23, 2017, we entered into a Co-Existence Agreement with Monday Sessions Media, Inc. D/B/A Live X (“Live X”), in which we consented to Live X’s use and registration of the name and mark Live X and agreed to not challenge, dispute or contest Live X’s rights in such mark. Pursuant to this agreement, we agreed to not offer certain production services to third party businesses in connection with our mark LIVEXLIVE and use commercially reasonable efforts to afford Live X opportunities to bid on production or streaming service opportunities.

We currently own the www.livexlive.com and www.slacker.com Internet domain names and various other related domain names. Internet regulatory bodies generally regulate domain names. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our services within that country or, in extreme cases, to elect not to offer our services in that country. Either result could harm our business, operating results, and financial condition. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

Litigation or proceedings before governmental authorities and administrative bodies may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trademarks, trade secrets, and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and management time, each of which could substantially harm our operating results. Additionally, changes in law may be implemented, or changes in interpretation of such laws may occur, that may affect our ability to protect and enforce our patents and other intellectual property.

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

Our inability to obtain accurate and comprehensive information necessary to identify the musical works embodied in sound recordings used in our services and/or the rightsholders of such musical works, may impact our ability to perform our obligations under our licenses from the rightsholders, may require us to remove or decrease the number of recordings on our streaming music services, and/or may subject us to potential copyright infringement claims.

We currently rely on the assistance of third parties to determine comprehensive and accurate rightsholder information for the musical works embodied in the sound recordings made available on our services. If the information provided to us or obtained by such third parties does not comprehensively or accurately identify which composers, songwriters or publishers own or administer musical works, or if we are unable to determine which musical works correspond to specific sound recordings, it may be difficult to identify the appropriate rightsholders from whom a license is required, to identify the applicable rightsholders to pay and/or to comply with other applicable terms and obligations of the licenses. Our failure to timely obtain licenses and/or comply with such terms or obligations may subject us to significant liability for copyright infringement (and/or result in termination of certain licenses). Further, our inability to accurately identify rightsholders may prevent us from obtaining necessary licenses, which could lead to a reduction in the music available to stream on our services, adversely impacting our ability to retain and expand our listener base.

In addition, music, Internet, technology, and media companies are frequently subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Many companies in these industries, including many of our competitors, have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert claims in order to extract value from technology companies. Further, from time to time we may introduce new products and services, including in territories where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material effects on our business, operating results, and financial condition.

Our live music streaming network uses open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.

We use open source software in connection with our website and our live music streaming network and may use open source software in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Some open source software licenses require users who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or make available any derivative works of the open source code on unfavorable terms or at no cost. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and results of operations. While we have assessed the use of open source software on our website to ensure that we have not used open source software in a manner that would require us to disclose the source code to the related technology, use requiring such disclosure could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to us.

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

Most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. As such, companies like Comcast, Charter Spectrum and Cablevision have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. For example, Comcast exempted certain of its own Internet video traffic (e.g., Streampix videos to the Xbox 360) from a bandwidth cap that applies to all unaffiliated Internet video traffic (e.g., Netflix videos to the Xbox 360). While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. In international markets, especially in Latin America, these same incentives apply; however, the consumer demand, regulatory oversight and competition may not be as strong as in our domestic market.

The success of our business and operations depends, in part, on the integrity of our systems and infrastructures, as well as affiliate and third-party computer systems, Wi-Fi and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

System interruption and the lack of integration and redundancy in the information systems and infrastructures, both of our own systems and other computer systems and of affiliate and third-party software, Wi-Fi and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to user inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions.

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

In the ordinary course of business and in particular in connection with merchandising our service to our users, we collect and utilize data supplied by our users. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, that limit our ability to use collected data, could have an adverse effect on our business. As our business evolves and as we expand internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of user information, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur significant expenses.

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

The businesses we have acquired or intend to acquire in the future maintain, or have arrangements with third parties who maintain, information on users who or may purchase in the future our services and products electronically through their individual websites or otherwise register on the website for access to our content provided. We are in the process of evaluating the information collected to understand if we can aggregate and reuse the contact information to inform these individuals of upcoming events, offerings and other services and products that we believe enhance the user experience. Data protection laws and regulation may impair our ability to use these data in such ways, as certain uses may be prohibited. The use of such user information is an important component of our growth strategy in the future. The collection, storage and use of user information is subject to regulation in many jurisdictions, including the United States and the EU, and this regulation is becoming more prevalent and stringent. Further, there is a risk that data protection regulators may seek jurisdiction over our activities even in locations in which we do not have an operating entity. This may arise in a number of ways, either because we are conducting direct marketing activities in a particular jurisdiction and the local laws apply to and are enforceable against us, or because one of our databases is controlling the processing of information within that jurisdiction. We intend to develop a comprehensive policy aimed at ensuring adequate protection of our users’ personal information and compliance with applicable law. There is a risk that we will be unable to successfully adopt and implement this policy, which may give rise to liabilities or increased costs. In addition, we could face liability if the third parties to which we grant access to our user data were to misuse or expose it.

In some countries, the use of cookies and other information placed on users’ Internet browsers or users’ computing devices is currently regulated, regardless of the information contained within or referred to by the cookie. Specifically, in the EU, this is now subject to national laws being introduced pursuant to the amended Directive 2002/58 on Privacy and Electronic Communications. The effect of these measures may require users to provide explicit consent to such a cookie being used. The laws being introduced pursuant to this measure are not finalized in every European Member State, and we have not determined what effect this could have on our business when we place the cookie on the user’s computer or when a third party does so. The effect may be to limit the amount of information we receive in relation to each use of the service and/or to limit our ability to link this information to a unique identity, which could adversely affect our business and financial condition.

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

The laws in this area are complex and developing rapidly. For instance, on April 14, 2016, the EU General Data Protection Regulation (the “GDPR”) became effective within Europe on May 25, 2018. The primary objectives of the GDPR are to give citizens of the EU back the control of their personal data and to simplify the regulatory environment for international business by unifying the regulation within the EU. We have not yet assessed the full effect of the GDPR. There is a risk that Internet browsers, operating systems, or other applications might be modified by their developers in response to this regulation to limit or block our ability to access information about our users. It is possible that existing or future regulations could make it difficult or impossible for us to collect or use our user information in the way we would like which would impede our growth strategy and potentially reduce the revenue we hope to generate. It is also possible that we could be found to have violated regulations relating to user data, which could result in us being sanctioned, suffering fines or other punishment, being restricted in our activities and/or suffering reputational harm. Any of the foregoing could adversely affect our business and financial results.

Risks Related to the Ownership of Our Common Stock

The market price of our common stock may be highly volatile, you may not be able to resell your shares at or above the public offering price and you could lose all or part of your investment.

The trading price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	issuance of our equity or debt securities, or disclosure or announcements relating thereto;

●	the lack of a meaningful, consistent and liquid trading market for our common stock;

●	additional shares of our common stock being sold into the market by us or our stockholders or the anticipation of such sales;

●	our convertible debt securities being converted into equity or the anticipation of such conversion;

●	announcements by us or our competitors of significant events or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in operating performance and stock market valuations of companies in our industry;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	expiration of the lock-up period, as more fully discussed below;

●	lawsuits threatened or filed against us;

●	regulatory developments in the United States and foreign countries; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our Chairman and Chief Executive Officer and stockholders affiliated with him own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Mr. Ellin, our Chief Executive Officer and Chairman, and his affiliates beneficially owned approximately 33% of shares of our common stock issued and outstanding as of June 25, 2018. Therefore, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Expiration of the 540-day lock-up period applicable to our officers and directors and certain holders of our common stock may impact the liquidity and the price of our common stock.

We and our officers and directors and their affiliates and certain holders of our common stock, representing in the aggregate over 55% of shares of our common stock issued and outstanding as of June 25, 2018, have agreed with the underwriters of our public offering that we consummated on December 27, 2017 (the “Public Offering”) that, for a period of 540 days from December 22, 2017, subject to certain exceptions, we and they will not, among other things, sell, pledge, contract to sell or otherwise transfer or dispose of (or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition), directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock or warrants or other rights to acquire shares of our common stock of which such officer, director or holder was as of December 22, 2017, and with respect to such officers and directors, may in the future become, the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act). Upon expiration of such 540-day lock-up period, (i) more than 22.1 million shares of our common stock will be eligible for sale under Rule 144 by our affiliates, subject to restrictions applicable to our affiliates, and (ii) more than 20.7 million shares of our common stock will be eligible for sale by our non-affiliates under Rule 144. In addition, in connection with the acquisition of certain assets of Wantickets, former members of Wantickets and certain other parties entered into a lock-up agreement with respect to the 666,667 shares of our common stock that were received in connection with the transaction. The general lock-up terms are similar to the lock-up terms above and restrict the ability of such persons to sell, pledge, contract to sell or otherwise transfer or dispose of such shares prior to May 5, 2019. Furthermore, in connection with the Slacker Acquisition, certain Slacker stockholders and stockholders who participated in the transaction entered into a customary 540-day lock-up agreement (from December 22, 2017) with the underwriters with respect to the transfer or disposition of the shares of our common stock received in connection with the Slacker Acquisition, or an aggregate of approximately 7.8 million shares.

Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

As discussed above, our directors, executive officers and the entities affiliated with our directors and executive officers are subject to lock-up agreements with the underwriters of the Public Offering that restrict the stockholders’ ability to transfer shares of our common stock for 540 days from December 22, 2017. In addition, in connection with the acquisition of certain assets of Wantickets, a former member of Wantickets and certain other parties entered into a two-year lock-up agreement expiring on May 5, 2019, with respect to the 600,000 shares of our common stock that was received in connection with the transaction. Furthermore, in connection with the Slacker Acquisition, participating Slacker stockholders in the transaction entered into a 540-day lock-up agreement (from December 22, 2017) with the underwriters with respect to the transfer or disposition of the shares of our common stock received in connection with the Slacker Acquisition, or an aggregate of approximately 7.8 million shares.

The lock-up agreements described above limit the number of shares of common stock that may be sold immediately following the Public Offering. Subject to certain limitations, all of our outstanding shares held by our directors, executive officers and entities affiliated with our directors prior to the Public Offering, and the other shares subject to lock-up agreements described above, will become eligible for sale upon expiration of the applicable lock-up period. In addition, shares issued or issuable upon exercise of warrants, if any, held by these stockholders and vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and any acquisition agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity and/or convertible securities, our stockholders may experience substantial dilution. We may sell or otherwise issue our common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell or issue our common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent issuances. These issuances may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. We may pay for future acquisitions with additional issuances of shares of our common stock as well, which would result in further dilution for existing stockholders.

Pursuant to our 2016 Equity Incentive Plan (the “2016 Plan”), there are 7,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433 shares have been issued and options to purchase 3,901,668 shares of our common stock have been granted and are outstanding as of March 31, 2018. If our board of directors elects to issue restricted stock, stock options and/or other equity-based awards under the 2016 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”), has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our shares of common stock will be influenced by the research and reports that securities or industry analysts publish about us. Securities and industry analysts currently provide publish limited research focused on our Company. If the current securities or industry analysts do not provide extensive coverage or commence coverage of our Company, the price and trading volume of our shares of common stock could be negatively impacted. If other securities or industry analysts initiate coverage and one or more of the analysts who cover us downgrade our shares of common stock or publish inaccurate or unfavorable research about our Company, the price of our shares of common stock would likely decline. Furthermore, if one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our shares of common stock could decrease, which might cause the price of our shares of common stock and trading volume to decline.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company until the beginning of a fiscal year in which we had a public float of $75 million held by non-affiliates as of the last business day of the second quarter of the prior fiscal year.

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

Provisions in our Certificate of Incorporation and Bylaws and provisions under Delaware law could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Some provisions of our charter documents may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include: authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law (“Section 203”) regulating corporate takeovers. In general, Section 203 prohibits publicly held Delaware corporation from engaging in a business combination with an interested stockholder (generally, any entity, person or group beneficially owning 15% or more of the outstanding voting stock of the company) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

●	prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;

●	upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding, but not the outstanding voting stock owned by the interested stockholder, (1) shares owned by persons who are directors and also officers and (2) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

●	at or subsequent to the date of the transaction, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

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

Our principal executive offices are located at 9200 Sunset Boulevard, Suite #1201, West Hollywood, California 90069, and consist of approximately 5,200 square feet of Class A office space. We were given the right to occupy the space by an unrelated third-party for rent on a monthly basis. We or the landlord can terminate the arrangement at any time without prior notice. We anticipate continuing to occupy such space for the foreseeable future. Slacker leases its San Diego premises located at 16935 West Bernardo Drive, Suite #270, San Diego, California 92127, under operating leases which expire on December 31, 2018. We believe that such property is in good condition and is suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 12 - Commitments and Contingencies, to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data, and are incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded publicly on The NASDAQ Capital Market (“Nasdaq”) under the symbol “LIVX”. On February 22, 2018, our common stock was uplisted from the OTC Pink marketplace to Nasdaq.

The following table sets forth the high and low sales prices for our common stock for the periods indicated.

	High		Low
Fiscal Year Ended March 31, 2017
Quarter ended June 30, 2016 (1)	$	n/a	$	n/a
Quarter ended September 30, 2016		$5.20		$5.00
Quarter ended December 31, 2016		$20.00		$5.20
Quarter ended March 31, 2017 (1)	$	n/a	$	n/a

Fiscal Year Ended March 31, 2018
Quarter ended June 30, 2017(1)	$	n/a	$	n/a
Quarter ended September 30, 2017(1)	$	n/a	$	n/a
Quarter ended December 31, 2017		$7.50		$3.99
Quarter ended March 31, 2018		$4.52		$3.43

(1)	No trades were reported during the periods indicated.

Number of Holders

As of June 25, 2018, there were 440 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Other than as set forth below and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since April 1, 2017 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuance of Shares and Warrants

During the fiscal quarter ended March 31, 2018, we issued an aggregate of 736,812 shares of our common stock to investors in consideration of an aggregate of $2.2 million as a result of the conversion of unsecured convertible debt.

During the fiscal quarter ended March 31, 2018, the underwriters of the public offering exercised their over-allotment option to purchase an additional 460,200 shares of the Company’s common stock from the Company at the public offering price of $4.00 per share, less the underwriting discount. The sale of the additional shares closed on resulted in net proceeds to the Company of $1.7 million, net of underwriting discount and offering expenses.

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

Issuances of Shares to Employees, Directors, Advisors and Consultants

During the fiscal quarter ended March 31, 2018, we issued an aggregate of 635,152 shares of our common stock to our employees, directors, advisors and/or consultants.

We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Rule 506 promulgated under Regulation D under the Securities Act, and/or Rule 701 promulgated under the Securities Act as offers and sales of securities under contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

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

Forward-Looking Statements

We make forward-looking statements in this Annual Report and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including Slacker and LiveXLive apps to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturing or to repurchase the convertible nets upon a fundamental chance or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our credit agreement; and other risks and uncertainties set forth herein. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the twelve months ended March 31, 2018, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “LiveXLive,” “LXL,” the “Company,” “our,” “we,” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our chief operating decision maker regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through subscription services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform.

For the years ended March 31, 2018 and 2017, we reported revenue of $7.2 million and $0.2 million, respectively. For the years ended March 31, 2018 and 2017, one customer accounted for 24% and 0% of our consolidated revenues, respectively.

2018 Transactions

During the year ended March 31, 2018, we issued an aggregate 0.8 million shares of our common stock in exchange for the surrender of warrants exercisable for approximately 0.8 million shares of our common stock.

In March 2018, we issued 0.7 million shares of our common stock in exchange for the conversion of $2.2 million of our debt and accrued interest.

In May 2017, LXL Tickets entered into an asset purchase agreement with Wantickets RDM, LLC (“Wantickets”) and certain other parties for total consideration of 0.7 million shares of our common stock valued at $3.3 million on the transaction date. Certain assets of Wantickets were acquired to strengthen and increase the scope of our music service offerings, including acquisition of customer lists. During the quarter ended December 31, 2017, we made the decision to shut down and discontinue the operations of LXL Tickets. As a result, we recorded a loss from discontinued operations of $4.3 million during the fiscal year ended March 31, 2018.

In December 2017, we acquired Slacker, Inc. (“Slacker”) for a total purchase price of $55.9 million through (i) the issuance of 6.1 million shares of our common stock, valued at $24.5 million on the transaction date, (ii) 1.7 million shares of the our common stock issued to payoff certain debt of Slacker as of the transaction date, valued at $6.7 million on the transaction date, (iii) cash payment of $2.5 million and issuance of 0.2 million shares of the Company’s common stock valued at $0.7 million on the transaction date to Slacker and its designees and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. Slacker was acquired to augment and diversify our music operating segment.

In December 2017 and January 2018, we issued an aggregate 5.5 million shares of our common stock in an underwritten public offering (the “Public Offering”) for gross cash proceeds of $21.8 million, less direct issuance fees and costs of $3.3 million.

In February 25, 2018, we entered into a five-year agreement with Insomniac, the global leader in electronic dance  music events, for exclusive global digital broadcast rights across all Insomniac events, including up to 20 major festivals around the world and over 100 events annually.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the year ended March 31, 2018 is only partially comparable to the financial information for the year ended March 31, 2017. The presented financial information for the year ended March 31, 2018 includes the financial information and activities of Slacker for the period December 29, 2017 to March 31, 2018 (92 days) as well as the financial information and activities of other acquisitions made in fiscal year 2018, which included the acquisition of certain assets of Wantickets by LXL Tickets for the period from May 5, 2017 to December 31, 2017 (240 days). As of December 31, 2017, we elected to abandon LXL Tickets operations, and the financial information herein reflects LXL Tickets as discontinued operations. This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

Opportunities, Challenges and Risks

In 2018, we derived the majority of our revenue through music subscription services, and secondarily from advertising. For the year ended March 31, 2018, approximately 10% and 90% of our revenue was from advertising and paid customers’ subscriptions, respectively, largely from Slacker. Beyond fiscal year 2018, we plan to grow our advertising revenue across our live music programming, and as a result we expect the percentage mix of advertising versus subscription revenue to be higher beginning in mid-fiscal year 2019 versus fiscal year 2018.

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. As of the date of our Public Offering in December 2017, we had the broadcasting rights to 7 major festivals – Rock in Rio (Rio De Janeiro, Brazil and Lisbon, Portugal), Outside Lands (San Francisco, California), Breakaway Music Festival (Columbus, Ohio), Country Lights (Athens, Ohio), Hangout Music Festival (Gulf Shores, AL), Summerfest (Milwaukee, WI) and Paleo Festival (Nyon, Switzerland). In December 2017, we planned to use a portion of the net $18.5 million proceeds raised in our Public Offering to acquire more live festival broadcasting rights. As of May 31, 2018, we now have 27 festivals under agreement with terms ranging in duration from 2 to 7 years. Moreover, in fiscal year 2018 we entered into a five-year agreement with Insomniac, the global leader in electronic dance music events, for exclusive global digital broadcast rights across all Insomniac events, including up to 20 major festivals around the world and over 100 events annually. In the near term, we intend on aggregating digital traffic across these festivals to begin monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. In the long term, we also plan to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond 2018, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our subscriber base, continue to develop quality music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats, deploying new services for our subscribers such as artist merchandise and live music event ticket sales, and licensing user data across our platform. Currently, our Slacker audio and LiveXLive video services operate on separate platforms; however, we believe there is a significant opportunity to combine these services into a single platform, including offering a greater variety of exclusive and unique music content across our platform. For example, we acquired Slacker in December 2017 to accelerate our paid subscription platform, and secondarily to gain synergies across product development initiatives. In 2018, we integrated resources and launched our live music streaming app across Apple TV, Roku and Amazon Fire platforms. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result and during the fiscal year ending March 31, 2019, we will continue to invest in product and engineering to develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 18 months to address these opportunities.

Growth in our music services is also dependent upon the number of customers that use and pay for our services, the attractiveness of our music platform to sponsors and advertisers and our ability to negotiate favorable economic terms with music labels, publishers, artists and or festival owners, and the number of passengers who use our services. Growth in our margins is heavily dependent on our ability to grow, coupled with the managing the costs associated with implementing and operating our services, including the costs of licensing music with the music labels, and producing, streaming and distributing video and audio content. Our ability to attract and retain new and existing customers will be highly dependent on our abilities to implement and continually improve upon our technology and services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2018 and 2017, all material amounts of our revenue was derived from customers located in the United States. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly expand our operating segment's service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Key Components of Consolidated Statements of Operations

The following briefly describes certain key components of revenue and expenses as presented in our consolidated statements of operations.

Revenue

We currently generate our revenue through advertising and paid subscriptions across our music platform, and secondarily through the licensing of non-US broadcasting rights for our live events. Our advertising revenue is based upon the number of impressions or active listeners we deliver across our music platform. Our subscription revenue is driven by the number of paid subscribers across our music platform, who pay up to $9.99 per month for a premium music subscription. Licensing revenue is driven by certain broadcasting rights we own and license to third parties.

Where we enter into revenue sharing arrangements with our customers, and we act as the primary obligor, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record the revenue-sharing payments to our customers in costs of sales. In determining whether to report revenue gross for the amount of fees received from our customers, we also assess whether we maintain the principal relationship, bear credit risk and have latitude in establishing prices with our customers.

Operating Expenses

Operating expenses consist of cost of sales, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock based compensation and depreciation expenses associated with our capital expenditures.

Cost of Sales

Costs of sales principally consist of the costs of licensing our services across our music platform, including producing audio and live music content; music licensing costs paid to labels such as Universal Music, Warner Music and Sony Music, publishers and digital rights organizations such as Soundexchange and BMI; programming, DJ’s, hosts and streaming costs; revenue recognized by us and shared with others as a result of our revenue-sharing arrangements; platform operating expenses, including depreciation of the systems and hardware used to build and operate our platform; personnel costs related to our network operations, customer service and information technology. As we continue to grow our revenue base, build out our music services platform and expand our coverage globally, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of premium music downloaded, live festivals we stream in a given period, the amount of content and programming required to operate our services and the number of partners we share our corresponding revenue with.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase throughout fiscal year 2019, and fluctuate as a percent of revenue when compared to 2018, as we continue to grow our advertising and sponsorship base, invest in new subscriber growth initiatives and sales and marketing organizations and invest in marketing activities to support the growth of our businesses.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and app and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our music platform, new music product offerings and network operations. With the addition of Slacker for a full year in 2019 versus a partial year in 2018, we currently anticipate that our product development expenses will increase in the near term and more significantly in 2019, as we also continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. We expect our fiscal year 2019 product development expense as a percentage of revenue to fluctuate accordingly when compared to 2018.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit, information technology consulting and legal settlements. With the full year of Slacker expenses in fiscal year 2019 versus partial year in fiscal year 2018, coupled with the addition of new personnel to support our planned growth and new public compliance initiatives in fiscal year 2019 and beyond, we anticipate general and administrative expenses to increase in fiscal year 2019 as compared to fiscal year 2018.

Amortization of Intangibles

We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense to increase in the near term as a result of the Slacker acquisition made in the second half of fiscal year 2018. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.

Stock-based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in costs of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees and certain non-employees including directors and consultants. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase common stock issued to certain non-employees.

As of March 31, 2018, we had approximately $9.4 million of unrecognized employee related stock-based compensation, which we expect to recognize over a weighted-average period of approximately 1.4 years. Stock-based compensation expense is expected to increase throughout fiscal year 2019 as compared to fiscal year 2018 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Discontinued Operations

During the third quarter ended December 31, 2017, we implemented a plan to shut down our LXL Tickets operations (the “Plan”). During 2018, in conjunction with the Plan, we committed to formally discontinue our LXL Tickets operations, including the assets acquired in the 2017 acquisition from Wantickets. We completed our Plan in December 2017. Included in our financial results for the year ended March 31, 2018 is a loss from discontinued operations of $4.3 million, which includes a loss on disposal of certain assets of $2.8 million.

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our notes payable, convertible notes and loans, loss on sale of our equity-method investment in our former 50% owned subsidiary Obar Camden Holdings Limited (“OCHL”) in September 2016, income or loss from our equity-method investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

Provision for Income Taxes

Since our inception, we have been subject to income taxes principally in the United States. We anticipate that as we continue to expand our operations outside the United States, we will become subject to taxation based on the foreign statutory rates and our effective tax rate could fluctuate accordingly.

Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of March 31, 2018 and 2017, we had approximately $54.2 million and $15.4 million, respectively, of federal and state net operating losses.  These operating loss carryforwards are available to offset future taxable income which expire in varying amounts beginning in 2024 if unused. The Company obtained $136.0 million of net operating loss carryforwards through the acquisition of Slacker, Inc. in December 2017.  Utilization of these losses is limited by Section 382 of the Internal Revenue Code in fiscal year end March 31, 2018 and each taxable year thereafter.  The Company has estimated a limitation and revalued the losses at $25.0 million.  It is possible that the utilization of these NOL carryforwards may be further limited by other changes in ownership due to Section 382 of the Internal Revenue Code. The Company is undertaking a study to determine the applicable limitations, if any.  We currently believe that based on  available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. As we have a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ending March 31, 2018, and 21% for subsequent fiscal years. Since we are not in a current U.S. federal tax paying position, our U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act. We are currently in the process of evaluating the full impact of the Tax Act on its financial statements and has not completed this evaluation. We have reported provisional amounts reflecting reasonable estimates of the impact of the Tax Act. We have also made provisional estimates of other effects of the Tax Act, such as the measurement of deferred tax assets and liabilities related to executive compensation, the one-time transition tax, and net operating loss carryovers, The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act. We will complete its accounting for the Tax Act once we have obtained, prepared, and analyzed all information needed (including computations) for its analysis, but no later than one year from the enactment date of the Tax Act.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, the assigned value of acquired tangible and intangible assets and assumed and contingent liabilities associated with business combinations, provision for legal settlements, valuation of media content library and equipment inventory, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of our equity-based compensation awards and convertible debt instruments, and valuation of deferred income tax assets and liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

The Company recognizes revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a signed contract or standard purchase order. Collectability is assessed based on a number of factors, including transaction history and the credit worthiness of a customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

When the Company enters into revenue sharing arrangements where it acts as the primary obligor, the Company recognizes the underlying revenue on a gross basis. In determining whether to report revenue gross for the amount of fees received from its customers, the Company assesses, amongst other things, whether it maintains the principal relationship, whether it bears credit risk and whether it has latitude in establishing prices with the customers, among other factors.

The Company's revenue is principally derived from the following services:

Subscriptions Services

Subscription services revenue substantially consist of monthly and annual recurring subscription fees, which are primarily paid in advance by credit card and or through direct billings arrangements. The Company defers the portions of monthly and annually recurring subscription fees collected in advance and recognizes them in the period earned. Subscription service revenue sold via mobile phone carriers is recognized gross of the amount mobile phone carriers earn on each transaction. They Company’s management has assessed the criteria of reporting mobile carrier revenue gross or net and has determined that the Company is the primary obligor.

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of advertising campaigns across Slacker’s non-paid subscription services. Revenues for these advertising campaigns are recognized as earned, either when an ad is placed for viewing by a visitor or when the visitor “clicks through” on the ad, depending upon the terms with the individual advertiser. The Company reports advertising revenue on a net basis as the Company does not act as the principal in the underlying transactions.

Licensing Revenue

Licensing revenue primarily consists of sales of licensing rights to digitally stream its live music services in certain geographies (e.g. China). Licensing revenue is recognized when earned, which is typically when the live event has aired and collectability is reasonably assured. Any license fees collected in advance of an event are deferred until the event airs. The Company reports licensing revenue on a gross basis as the Company acts as the principal in the underlying transactions.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company's stock price as well as including an estimate using guideline companies. Expected term is computed using the simplified method as the Company's best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options, restricted stock, restricted stock units (“RSUs”) and warrant grants. Forfeitures are recognized as incurred.

Stock option awards issued to non-employees are accounted for at fair value determined using the Black-Scholes-Merton option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until performance is completed, which is generally the vesting date.

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates and estimates of terminal values.

Commitments and Contingencies

From time to time, we are involved in legal proceedings and other matters arising in connection with the conduct of our business activities. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of our commitments and contingencies in which we are involved to (i) assess whether a material loss is probable or there is at least a reasonable possibility that a material loss or an additional material loss in excess of a recorded accrual may have been incurred and (ii) determine if financial accruals are required when appropriate. We record an expense accrual for any commitments and loss contingency when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If an expense accrual is not appropriate, we further evaluate each matter to assess whether an estimate of possible loss or range of loss can be made and whether or not any such matter requires additional disclosure. There can be no assurance that any proceeding against us will be resolved in amounts that will not differ from the amounts of estimated exposures. Legal fees and other costs of defending litigation are expensed as incurred.

Long-lived Assets, Goodwill and Intangible Assets with Finite Lives

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination, and allocate the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets principally comprise of customer relationships and technology. We determine the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the majority of the economic benefits is expected to be consumed.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

We evaluate the recoverability of our intangible assets, and other long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners such as Tesla Motors on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of our long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long-lived assets, including (i) the nature of the direct and any indirect revenues generated by the assets; (ii) the interdependency of the revenues generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenue, operating margins, economic lives of assets, overheads, taxation and discount rates. To date, we have not recognized any such impairment loss associated with our long-lived assets.

Goodwill is tested for impairment at the reporting unit level, which is the same or one level below an operating segment. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit with its carrying value, including goodwill. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired; otherwise, an impairment loss is recognized within our consolidated statements of operations in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Non-GAAP Measures

Reconciliation of Adjusted Operating Loss

Adjusted Operating Loss (“AOL”) is a non-GAAP financial measure that we define as operating income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, and (e) any charges in the period pursuant to formal plans to shut down and abandon LXL Tickets, depreciation and amortization (including goodwill impairment, if any), and certain stock-based compensation expense. We use AOL to evaluate the performance of our operating segment. We believe that information about AOL assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOL is not calculated or presented in accordance with GAAP. A limitation of the use of AOL as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOL should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOL as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOL to Operating Income (loss) from Continuing Operations, the most comparable GAAP financial measure (in thousands):

	Contribution Margin (Loss)	Operating Income (Loss) from Continuing Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Recurring Costs	Adjusted Operating Loss
2018
Music Operations	$501	$(7,040)	$2,525	$818	$-	$-	$(3,697)
Corporate	-	(7,837)	10	5,360	56	-	(2,411)
Total	$501	$(14,877)	$2,535	$6,178	$56	$-	$(6,108)
2017
Music Operations	$(505)	$(1,421)	$12	$-	$-		$(1.409)
Corporate	-	(4,064)	12	2,280	80		(1,692)
Total	$(505)	$(5,485)	$24	$2,280	$80	$-	$(3,101)

Segment Operating Results

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2018 vs.
	2018	2017	2017
Revenue	$7,195	$225	3,098%

Cost of Sales	6,694	730	817%
Sales & Marketing, Product Development and G&A	5,118	916	459%
Intangible Asset Amortization	2,423	-	100%
Operating Loss from Continuing Operations	(7,040)	(1,421)	395%
Operating Loss from Discontinued Operations	-	-	-
Operating Loss	$(7,040)	$(1,421)	395%
Operating Margin	-98%	-632%	-85%
AOL*	$(3,697)	$(1,409)	162%
AOL Margin*	-51%	-626%	-92%

* AOL is defined and reconciled to Operating Income (Loss) from Continuing operations above.

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenue

Music Operations revenue increased $7.0 million or 3,098% during the year ended March 31, 2018 as compared to the prior year primarily due to revenue from newly acquired Slacker, which was acquired in the third quarter of fiscal year 2018.

Operating Loss from Continuing Operations

Music Operations operating loss from continuing operations increased $5.6 million or 395% from a ($1.4) million operating loss from continuing operations in fiscal year 2017 as compared to a ($7.0) million operating loss from continuing operations in fiscal year 2018. The increase was largely due to higher production costs ($0.6) million, the acquisition of Slacker ($3.1) million largely driven by the amortization of intangible assets associated with the Slacker acquisition in December 2017, and higher sales and marketing, product development and general and administrative expenses of ($1.1) million associated with expanding our business, coupled with higher non-cash stock-based compensation of ($0.8 million).

Adjusted Operating Loss

Music Operations Adjusted Operating Loss increased $2.3 million or 162% from a ($1.4) million Adjusted Operating Loss in fiscal year 2017 as compared to a ($3.7) million Adjusted Operating Loss in fiscal year 2018. The increase was largely due to the above-discussed higher production costs ($0.6) million, the acquisition of Slacker ($0.6) million and higher sales and marketing, product development and general and administrative expenses of ($1.1) million associated with expanding our business.

Adjusted Operating Loss Margin

Music Operations Adjusted Operating Loss Margin improved 575 whole percentage points from (626%) in fiscal year 2017 to (51%) in fiscal year 2018. The year over year improvement in Adjusted Operating Loss Margin was largely driven by the acquisition of Slacker in December 2017, which accounted for the vast majority of revenue, and improvement in operating losses as a percentage of revenue in fiscal year 2018 as compared to fiscal year 2017.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2018 vs.
	2018	2017	2017
G&A Expenses	$7,837	$4,064	93%
Intangible Asset Amortization	-	-	-
Operating Loss from Continuing Operations	(7,837)	(4,064)	93%
Operating Loss from Discontinued Operations	(1,530)	-	100%
Operating Loss	$(9,367)	$(4,064)	130%
Operating Margin	-100%	-100%	0%
AOL*	$(2,411)	$(1,692)	42%

* AOL is defined and reconciled to Operating Income (Loss) from Continuing operations above.

Operating Loss from Continuing Operations

Corporate operating loss from continuing operations increased $3.7 million or 92% from a ($4.1) million operating loss from continuing operations in fiscal year 2017 as compared to a ($7.8) million operating loss from continuing operations in fiscal year 2018. The increase was largely due to higher non-cash stock-based compensation of $3.1 million largely driven by higher grant values to new employees, executives and certain contractors to facilitate the growth in our business combined with higher general and administrative expenses of $0.6 million associated with expanding our business.

Operating Loss from Discontinued Operations

Corporate operating loss from discontinued operations increased to $1.5 million in fiscal year 2018 as compared to $0 in fiscal year 2017. The increase was due to the shut-down of the LXL Tickets business operations in December 2017. By comparison, there was no operating losses from discontinued operations in fiscal year 2017.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended March 31,	Year Ended March 31,
	2018	2017

Revenue:
Subscription revenue	$6,459	$-
Advertising and licensing revenue	736	225
Total revenue	7,195	225

Operating expenses:
Cost of sales	6,694	730
Sales and marketing	662	93
Product development	1,578	-
General and administrative	10,715	4,887
Amortization of intangible assets	2,423	-
Total operating expenses	22,072	5,710
Loss from operations	(14,877)	(5,485)

Other income (expense):
Interest expense, net	(3,922)	(512)
Fair value of warrants	(193)	(5,389)
Loss on sale of investment	-	(2,790)
Equity earnings from investment in affiliate	-	133
Other expense	(22)	(207)
Total other income (expense)	(4,137)	(8,765)

Loss before provision for income taxes	(19,014)	(14,250)

Provision for income taxes	6	-
Loss from continuing operations	(19,020)	(14,250)

Loss from operations of discontinued operations (including loss on disposal of $2,786)	(4,316)	-
Net loss	$(23,336)	$(14,250)

Net loss per share from continuing operation– basic and diluted	$(0.48)	$(0.44)
Net loss per share from discontinued operations – basic and diluted	$(0.11)	$-
Net loss per share – basic and diluted	$(0.59)	$(0.44)

Weighted average common shares – basic and diluted	39,595,453	32,532,069

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2018 vs.
	2018	2017	2017
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	9	-	100%
Product development	55	-	100%
General and administrative	48	24	100%
Total depreciation expense	$112	$24	367%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2018 vs.
	2018	2017	2017
Stock-based compensation expense:
Cost of sales	$34	$-	100%
Sales and marketing	190	-	100%
Product development	374	-	100%
General and administrative	5,580	2,280	145%
Total stock-based compensation expense	$6,178	$2,280	171%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended March 31,
	2018	2017
Revenue	100%	100%
Operating expenses
Cost of sales	93%	324%
Sales and marketing	9%	41%
Product development	22%	0%
General and administrative	149%	2,172%
Amortization of intangible assets	34%	0%
Total operating expenses	307%	2,538%
Loss from operations	-207%	-2,438%
Other income (expense)	-57%	-3,896%
Loss before income taxes	-264%	-6,333%
Income tax provision	0%	0%
Loss from continuing operations	-264%	-6,333%
Loss from discontinued operations	-60%	0%
Net loss	-324%	-6,333%

Revenue

Revenue was as follows (in thousands):

	Year Ended March 31,		% Change 2018 vs.
	2018	2017	2017
Advertising and Licensing	$736	$225	227%
Subscription	6,459	-	100%
Total Revenue	$7,195	$225	3,098%

Advertising and Licensing Revenue

Fiscal year 2018 compared to fiscal year 2017. Advertising and licensing revenue increased $0.5 million or 227% to $0.7 million for the year ended March 31, 2018, as compared to $0.2 million for the year ended March 31, 2017. The increase was due to the acquisition of Slacker, $0.7 million, in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017. The increase was partially offset by $0.2 million lower licensing revenue in fiscal year 2018 due to a licensing agreement in fiscal year 2017 that was not present in fiscal year 2018.

Subscription Revenue

Fiscal year 2018 compared to fiscal year 2017. Subscription revenue increased $6.5 million or 100% to $6.5 million for the year ended March 31, 2018, as compared to $0 million for the year ended March 31, 2017. The increase was due to the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017.

Cost of Sales

Cost of sales was as follows (in thousands):

	Year Ended March 31,		% Change 2018 vs.
	2018	2017	2017
Production	$1,293	$730	77%
Subscription and Advertising	5,401	-	100%
Total Cost of Sales	$6,694	$730	817%

Production

Fiscal year 2018 compared to fiscal year 2017. Production cost of sales increased $0.6 million or 77% to $1.3 million for the year ended March 31, 2018, as compared to $0.7 million for the year ended March 31, 2017. The increase was partly due to the number of festivals we streamed in fiscal year 2018 (6) versus fiscal year 2017 (5), coupled with slightly higher overall cost of production as we began to add more resources and expand our production capabilities in fiscal year 2018 versus fiscal year 2017.

Subscription and Advertising

Fiscal year 2018 compared to fiscal year 2017. Subscription cost of sales increased $5.4 million or 100% to $5.4 million for the year ended March 31, 2018, as compared to $0 million for the year ended March 31, 2017. The increase was due to the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Year Ended March 31,		% Change 2018 vs.
	2018	2017	2017
Sales and marketing expenses	$662	$93	612%
Product development	1,578	-	100%
General and administrative	10,715	4,887	119%
Amortization of intangible assets	2,423	-	100%
Total Other Operating Expenses	$15,378	$4,980	209%

Sales and Marketing Expenses

Fiscal year 2018 compared to fiscal year 2017. Sales and marketing expenses increased $0.6 million, or 612%, to $0.7 million for the year ended March 31, 2018 as compared to $0.1 million for the year ended March 31, 2017. The increase was largely due to a $0.5 million increase from the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017 and a $0.1 million increase in higher traffic acquisition costs to support more festivals year-over-year.

Product Development

Fiscal year 2018 compared to fiscal year 2017. Product development expenses increased $1.6 million, or 100%, to $1.6 million for the year ended March 31, 2018, as compared to $0 million for the year ended March 31, 2017. The increase was due to the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017.

General and Administrative

Fiscal year 2018 compared to fiscal year 2017. General and administrative expenses increased $5.8 million, or 119%, to $10.7 million for the year ended March 31, 2018, as compared to $4.9 million for the year ended March 31, 2017. The increase was primarily due to a $3.9 million increase in non-cash stock-based compensation to certain employees and non-employees, a $1.1 million increase in personnel and travel-related expenses to support our growth and our Public Offering completed in December 2017 and our operational needs as a publicly traded company, and a $0.8 million increase from the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017.

Amortization of Intangible Assets

Fiscal year 2018 compared to fiscal year 2017. Amortization of intangible assets increased $2.4 million or 100% to $2.4 million for the year ended March 31, 2018, as compared to $0 million for the year ended March 31, 2017. The increase was due to the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017.

Total Other Income (Expense)

	Year Ended March 31,		% Change 2018 vs.
	2018	2017	2017
Total other income (expense), net	$(4,137)	$(8,765)	-53%

Fiscal year 2018 compared to fiscal year 2017. Total other income (expense) decreased $4.7 million or 53% to $4.1 million for the year ended March 31, 2018, as compared to $8.8 million for the year ended March 31, 2017. The decrease was primarily due to a $5.2 million decrease in warrant expense associated with convertible stock issuances in fiscal year 2017 versus fiscal year 2018, and a one-time $2.8 million expense recorded on the loss on sale of an investment in fiscal year 2017 as compared to $0 in fiscal year 2018. Offsetting these decreases was a $3.4 million increase in interest expense. The increase in interest expense was largely related to higher interest expense in fiscal year 2018 from non-secured convertible notes, amortization of debt discounts, and the addition of a $3.9 million bank line of credit obtained with acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2018, our principal sources of liquidity were our cash and cash equivalents in the amount of $10.3 million, which primarily are invested in cash in banking institutions in the U.S. In December 2017, we completed our Public Offering, raising net proceeds of $18.5 million, including the overallotment of shares, and acquired Slacker for an aggregate of $55.9 million comprised of $31.9 million in shares of our common stock, $21.5 million of net liabilities and cash of $2.5 million. Excluded from our cash balance at March 31, 2018 is approximately $3.5 million of restricted cash that is 100% secured against a debt facility with Silicon Valley Bank that we acquired with the Slacker acquisition. The vast majority of our cash proceeds were received from the issuance of our convertible notes since 2014, our Public Offering of our common stock completed in December 2017 and debt financing with Silicon Valley Bank in fiscal year 2018. As of March 31, 2018, we had notes payable balance of $0.3 million, bank debt of $3.5 million and unsecured convertible notes balances of $4.9 million, net of discounts associated with the equity component.

In December 2017, we completed our Public Offering of 5,000,000 shares of our common stock at an offering price of $4.00 per share. We received net proceeds from the Public Offering of $16.8 million, after deducting underwriting discount, fees and estimated offering expenses paid by us. In addition, we granted the underwriters the right to purchase up to an additional 750,000 shares of our common stock, which was partially exercised for 460,200 shares on January 23, 2018, resulting in additional net proceeds to us of $1.7 million, after deducting the underwriting discount and offering expenses paid by us. After giving effect to the full exercise of the over-allotment option, the total number of shares sold by us in the Public Offering increased to 5,460,200 shares, and net proceeds to us increased to $18.5 million, after deducting the underwriting discount and offering expenses paid by us.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals, our working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our Company infrastructure and equipment for our business offerings, and sale of our investments. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments, capital raising and or acquisition of additional debt in the near and long term. Over the next twelve months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid subscribers that we add to our businesses.

In May 2017, the Company and LXL Tickets entered into an Asset Purchase Agreement (“APA”) with Wantickets and certain other parties, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of common stock of the Company valued at $3.3 million (or $5.01 per share). The asset purchase was intended to augment and diversify the Company’s music operating segment. In December 2017, management of the Company made the decision to shut down the operations of LXL Tickets. Management concluded that the operations of LXL Tickets were not going to improve and decided to make a strategic shift in the focus of its operations. Management considers abandonment to have occurred at December 31, 2017 since LXL Tickets stopped accepting orders and using the acquired assets as of that date. To accomplish this, the results of LXL Tickets’ operations are reported as discontinued operations in accordance with ASC 205, Presentation of Financial Statements. Management currently does not have any plans to sell LXL Tickets or its remaining assets.

For the year ended March 31, 2018, the Company recognized a loss of $1.5 million from operations of LXL Tickets, and additionally incurred a loss of $2.8 million related to the impairment of all remaining LXL Tickets’ assets. The Company is presenting the operating loss of LXL Tickets on its statements of operations under the heading “Loss from operations of discontinued operations.”

In December 2017, the Company acquired Slacker for a total purchase price of $55.9 million through (i) the issuance of 6.1 million shares of the our common stock, valued at $24.5 million, (ii) issuance of 1.7 million shares of the Company’s common stock issued to payoff certain debt at Slacker on the transaction date, valued at $6.7 million, (iii) cash payment of $2.5 million and the issuance of 0.2 million shares of the Company’s common stock valued at $0.7 million to Slacker and its designees and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. Slacker was acquired to augment and diversify the Company’s music operating segment.

During the years ended March 31, 2018 and 2017, the Company paid down a $1.7 million term loan from Silicon Valley Bank and $0.5 of unsecured convertible notes, respectively. During the years ended March 31, 2018 and 2017, the Company issued an aggregate 805,451 shares of its common stock in exchange for the conversion of $2.4 million of its unsecured convertible notes.

Pursuant to the issuance of the Company’s unsecured convertible notes through March 31, 2018, the underlying note holders received three-year warrants to purchase the Company’s common stock at exercise price ranges between $0.01 to $4.00 per share (the “Warrants”). During the years ended March 31, 2018 and 2017, the note holders exercised warrants in exchange for an aggregate 4.1 million shares of the Company’s common stock at a weighted-average exercise price of $0.83 per share.

As of March 31, 2018 and 2017, the Company had outstanding note payable of $0.3 million issued in connection with certain professional services through March 2015 and unsecured convertible notes of $5.6 million and $5.1 million, respectively in principal and accrued interest. As of March 31, 2018, approximately $1.2 million of the Company’s unsecured convertible notes were due in the less than year. In March 2018, the Company extended the due date of approximately $4.5 million in unsecured 6% convertible notes owned by Trinad Capital, a related party, from May 2018 to May 2019 (the “Trinad Convertible Notes”).

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the Company’s first promissory note and second promissory note previously issued to Trinad Capital on December 31, 2014 and April 8, 2015, respectively, each as subsequently amended. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s valuation at the time, as determined by the Company’s board of directors. If the Company raises a minimum of $5.0 million (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, the Company completed the Public Offering and the conversion price for all of these notes became fixed at $3.00 per share. In addition, Trinad Capital received 596,846 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. Such warrants were exercised on February 28, 2017. The aggregate relative fair value of the 596,846 warrants issued to Trinad Capital was determined to be $1.6 million using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2016, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $1.6 million. The relative fair value of the warrants and the first Trinad Note’s beneficial conversion feature totaling $3.2 million was expensed as of March 31, 2017. On December 27, 2017, the Company completed the Public Offering and the conversion price became fixed at $3.00 per share. As the Company had previously recognized a valuation discount up to the fair value of the notes, no further beneficial conversion feature was recorded. At March 31, 2017, $3.6 million of principal, which included $0.1 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2018, the balance due of $3.6 million included no accrued interest outstanding under the first Trinad Note due to the accrued interest under the first Trinad Note being paid in full in connection with the extension of the note.

Between October 2017 and December 2017, the Company issued six 6% unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018. Before the maturity date, as a result of the Company consummating the Public Offering, the noteholders have the right at their sole discretion to convert all outstanding note principal and interest due under their notes into shares of the Company’s common stock at a conversion price of $3.00 per share. In addition, at the time that such notes were issued by the Company, the noteholders received an aggregate of 450,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 450,000 warrants issued to the noteholders was determined to be $0.6 million using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 1.73%-1.94%; dividend yield of 0%; volatility rate of 127%-229%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $1.00 and the market price of the shares on the date of conversion was $4.00 per share, and the Company recognized aggregate beneficial conversion features of $0.3 million. As a result, the Company recorded a note discount of $0.9 million to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. For the year ended March 31, 2018, the Company amortized $0.4 million of such discount to interest expense, and the unamortized discount as of March 31, 2018 was $0.5 million. As of March 31, 2018, no accrued interest was added to the principal balance due to the accrued interest under the unsecured convertible notes to Trinad Capital being paid in full in connection with the extension of the notes.

On March 30, 2018, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital in which the maturity date of all of the Company’s 6% Unsecured Convertible Notes was extended to May 31, 2019. In consideration of the maturity date extension, the interest rate payable under the notes was increased from 6.0% to 7.5% beginning on April 1, 2018, and the immediate payment of $0.3 million, representing the aggregate amount of accrued interest due under the notes issued to Trinad Capital as of March 31, 2018.

The Company may not redeem the Convertible Notes prior to May 2019 without lender consent.

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant may have been exercised in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance 716,216 shares of the Company’s common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder and the Managing Member of Trinad LLC, agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For years ended March 31, 2018 and 2017, the Company incurred $0.3 million and $0.4 million of such fees, respectively.

Immediately following our acquisition of Slacker, the Company assumed what was initially a $5.0 million revolving line of credit from Silicon Valley Bank (the SVB A/R Line) that was collateralized by certain assets of Slacker. During the fourth quarter of fiscal year 2018, we renegotiated the SVB A/R Loan, decreasing the overall facility to $3.5 million with a maturity date of March 31, 2018. The SVB A/R Line, as amended, has no covenants, is 100% cash collateralized and bears an annual interest rate equal to prime rate as published in the Wall Street Journal plus 0.75%, which equaled 5.50% at March 31, 2018. On March 29, 2018, the Company further amended the SVB A/R Line, extending the maturity date to July 31, 2018. The outstanding balance of the line of credit at March 31, 2018 was $3.5 million and was secured with $3.5 million of cash collateral. As of March 31, 2018, the Company was in compliance with all related covenants.

In June 2018, we entered into a $10.6 million, 3-year debt facility with JGB Capital, LP (the “JGB Debt”). Amongst other terms, the JGB Debt bears annual interest at 12.75%, requires the Company to meet certain financial covenants on a quarterly basis, and is convertible into our common stock at a $10 price per common share (as defined). The proceeds will be used to repay the SVB A/R Line and release the restricted cash collateral, and the remainder will be used for operating purposes.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the unsecured convertible notes, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our outstanding warrants and unsecured convertible notes, and pay down our SVB A/R Line in full. We expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12-24 months. However, we may need to raise additional funds through the issuance of equity, equity-related and/or debt securities and/or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2018 and 2017 (in thousands):

	Year Ended March 31,
	2018	2017
Net cash (used in) operating activities	$(9,261)	$(3,123)
Net cash (used in) provided by investing activities	(2,461)	2,163
Net cash provided by financing activities	20,530	2,400
Net change in cash and cash equivalents	$8,808	$1,440

Cash Flows (Used In) Operating Activities

Year ended March 31, 2018

Net cash used in our operating activities of ($9.3) million primarily resulted from our net loss during the period of ($23.3) million, which included non-cash charges of $14.8 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, stock-based compensation and loss upon abandonment of LXL Tickets. The remainder of our sources of cash used by operating activities of ($0.8) million was from changes in our working capital, including ($3.5) million cash outflows in restricted cash to secure our SVB A/R Line and ($1.2) million in prepaid expenses and other assets largely to secure future festival licensing rights. Offsetting these were cash inflows of $2.4 million from timing of accounts payable and accrued expenses and $1.5 million in net cash provided by discontinued operations.

Year ended March 31, 2017

Net cash used in our operating activities of ($3.1) million primarily resulted from our net loss during the period of ($14.3) million, which included non-cash charges of $10.8 million largely comprised of compensation associated with stock and warrant issuances, loss on the sale of an affiliate (our former OCHL interest), the fair value of beneficial conversion features on our unsecured convertible notes, and depreciation and amortization. The remainder of our sources of cash from our operating activities of $0.3 million was from changes in our working capital, including $0.3 million cash outflows from timing of accounts payable and accrued expenses.

Cash Flows Provided By/Used In Investing Activities

Year ended March 31, 2018

Net cash used in investing activities of ($2.5) million was principally due to the ($2.5) million cash paid for the acquisition of Slacker in December 2017.

Year ended March 31, 207

Net cash provided by investing activities of $2.2 million was largely due to $2.2 million as a result of the sale of an investment (our former OCHL interest) during the year ended March 31, 2017.

Cash Flows Provided By/Used In Financing Activities

Year ended March 31, 2018

Net cash provided by (used in) financing activities of $20.5 million was primarily due to net cash received from our December 2017 Public Offering of $18.5 million, coupled with proceeds of $3.9 million the issuance of certain notes payable, unsecured convertible notes and bank debt, offset by repayment of loans of $2.0 million associated with the Slacker acquisition and certain services to related parties.

Year ended March 31, 2017

Net cash provided by (used in) financing activities of $2.4 million was primarily due to net cash received from sale of our common stock of $1.4 million and net proceeds of $2.3 million from the issuance of certain notes payable and unsecured convertible notes, offset by repayments of $1.2 million associated with notes payable and certain services to related parties.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2018. The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$338	$338	$-	$-	$-
Content and Festival Fees and Guarantees (1)	8,611	3,189	4,672	750	-
Deferred revenue arrangements (2)	1,046	1,046	-	-	-
Long-term debt obligations (3) (4)	9,441	4,960	4,481	-	-
Total	$19,436	$9,533	$9,153	$750	$-

(1)	Amounts represent minimum guarantees and contractual obligations associated with licensing and providing our music content and festival services to our customers.

(2)	Amounts represent obligations to provide service for which we have already received in cash from our customers.

(3)	Includes amounts pertaining to the unsecured convertible notes and note payable and related interest. Interest payments were calculated based upon the interest rate in effect at March 31, 2018. See also Note 8 - Note Payable and Note 10 – Unsecured Convertible Notes included in our consolidated financial statements included elsewhere in this Annual Report.

(4)	Includes amounts pertaining to bank debt under the SVB A/R Line with Silicon Valley Bank due in July 2018. See also Note 9 - Bank Debt included in our consolidated financial statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LiveXLive Media, Inc.

West Hollywood, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiveXLive Media, Inc. (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

We have served as the Company’s auditor since 2016.

Los Angeles, California

June 29, 2018

LiveXLive Media, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	March 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$10,285	$1,477
Restricted cash	3,685	-
Accounts receivable, net	2,990	-
Prepaid expense and other assets	1,759	22
Total Current Assets	18,719	1,499
Other Assets
Property and equipment, net	393	57
Goodwill	5,377	-
Intangible assets, net	43,499	-
Other assets	39	-
Total Assets	$68,027	$1,556

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$12,207	$782
Accrued royalties	7,667	-
Note payable	294	277
Bank debt	3,500	-
Deferred revenue	1,046	-
Unsecured convertible notes, net of discount	968	3,671
Total Current Liabilities	25,682	4,730
Unsecured convertible notes, net of discount and current maturities	3,948	232
Total Liabilities	29,630	4,962

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 51,432,292 and 34,665,780 shares issued and outstanding, respectively	51	35
Additional paid in capital	89,778	24,655
Accumulated deficit	(51,432)	(28,096)
Total stockholders’ equity (deficit)	38,397	(3,406)
Total Liabilities and Stockholders’ Equity (Deficit)	$68,027	$1,556

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended March 31, 2018	Year Ended March 31, 2017

Revenue:
Subscription revenue	$6,459	$-
Advertising and licensing revenue	736	225
Total revenue	7,195	225

Operating expenses:
Cost of sales	6,694	730
Sales and marketing	662	93
Product development	1,578	-
General and administrative	10,715	4,887
Amortization of intangible assets	2,423	-
Total operating expenses	22,072	5,710
Loss from operations	(14,877)	(5,485)

Other income (expense):
Interest expense, net	(3,922)	(512)
Fair value of warrants	(193)	(5,389)
Loss on sale of investment	-	(2,790)
Equity earnings from investment in affiliate	-	133
Other expense	(22)	(207)
Total other income (expense)	(4,137)	(8,765)

Loss before provision for income taxes	(19,014)	(14,250)

Provision for income taxes	6	-
Loss from continuing operations	(19,020)	(14,250)

Loss from operations of discontinued operations (including loss on disposal of $2,786)	(4,316)	-

Net loss	$(23,336)	$(14,250)

Net loss per share from continuing operation – basic and diluted	$(0.48)	$(0.44)
Net loss per share from discontinued operations – basic and diluted	$(0.11)	$-
Net loss per share – basic and diluted	$(0.59)	$(0.44)

Weighted average common shares – basic and diluted	39,595,453	32,532,069

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the years ended March 31, 2018 and 2017

(In thousands, except per share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2016	30,665,781	$31	$14,046	$(13,846)	$231
Shares issued for cash	183,333	-	1,375	-	1,375
Fair value of shares issued for services	526,240	1	2,278	-	2,279
Shares issued upon exercise of warrants	3,221,787	3	45	-	48
Share issued upon debt conversion	68,639	-	206	-	206
Fair value of warrants and beneficial conversion features as valuation discount	-	-	1,316	-	1,316
Fair value of warrants and beneficial conversion features on debt conversion	-	-	3,249	-	3,249
Fair value of warrants issued for note extension and inducement to convert	-	-	2,003	-	2,003
Fair value of beneficial conversion feature	-	-	137	-	137
Net loss	-	-	-	(14,250)	(14,250)
Balance as of March 31, 2017	34,665,780	35	24,655	(28,096)	(3,406)
Fair value of shares issued for services to consultants	725,885	1	1,681	-	1,682
Fair value of shares issued for services to Employees	408,433	-	1,246	-	1,246
Shares issued upon exercise of warrants	790,834	1	14	-	15
Shares issued for Wantickets assets acquisition	666,667	-	3,340	-	3,340
Shares issued for debt conversion	736,812	1	2,210	-	2,211
Proceeds from offering, net of cost	5,460,200	5	18,522	-	18,527
Shares issued for Slacker acquisition	7,977,681	8	31,903		31,911
Fair value of warrants issued for services	-	-	28	-	28
Fair value of warrants issued for note extension and inducement to convert	-	-	193	-	193
Fair value of warrants and beneficial conversion features recorded as valuation discount	-	-	2,764	-	2,764
Fair value of options issued to employees	-	-	3,222	-	3,222
Net loss	-	-	-	(23,336)	(23,336)
Balance as of March 31, 2018	51,432,292	$51	$89,778	$(51,432)	$38,397

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31, 2018	Year Ended March 31, 2017
Cash Flows from Operating Activities
Net loss	$(23,336)	$(14,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,536	24
Loss from disposal of discontinued operations	2,786	-
Common stock issued for services	2,928	2,280
Fair value of options issued to employees	3,222	-
Fair value of warrants issued for services	28	-
Amortization of debt discount	3,187	252
Fair value for beneficial conversion feature	-	137
Fair value of warrants and beneficial conversion features on debt conversion	-	3,249
Fair value for warrants issued for note extension and inducement to convert	193	2,003
Equity in earnings of affiliate	-	(133)
Loss on sale of investment in affiliate	-	2,790
Impairment of note receivable - related party	-	213
Changes in operating assets and liabilities:
Accounts receivable	349	-
Prepaid expenses and other current assets	(1,048)	(6)
Restricted cash	(3,535)	-
Deferred revenue	(487)	-
Accounts payable and accrued liabilities	2,385	318
Net cash provided by discontinued operations	1,531	-
Net cash used in operating activities	(9,261)	(3,123)

Cash Flows from Investing Activities:
Purchases of property and equipment	(49)	(19)
Sales of investment	-	2,182
Acquisition of Slacker, net of cash acquired of $113	(2,412)	-
Net cash (used in) provided by investing activities	(2,461)	2,163

Cash Flows from Financing Activities
Proceeds from unsecured convertible notes payable	2,645	1,490
Repayment of unsecured convertible notes payable	-	(55)
Proceeds from notes payable, related party	-	820
Repayment of note payable, related party	-	(450)
Proceeds from warrant exercise	15	48
Net proceeds from offering	18,527	-
Proceeds from issuance of common stock	-	1,375
Repayment of services payable, related party	(250)	(750)
Proceeds from Bank Debt	1,260	-
Repayment of term loan	(1,667)	-
Repayment of loans, related party	-	(78)
Net cash provided by financing activities	20,530	2,400

Net increase in cash	8,808	1,440

Cash, beginning of period	1,477	37

Cash, end of period	$10,285	$1,477

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$304	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants and beneficial conversion features issued as valuation discount	$2,764	$1,316
Conversion of accrued interest on first and second senior notes into unsecured convertible note	$-	$431
Common stock issued upon conversion of notes payable	$2,211	$206
All instruments in acquisitions:
Fair value of common stock of $31,911 issued in Slacker acquisition allocated to:
Current assets	$4,314	$-
Fixed Assets	$400	$-
Cost in excess of net assets required	$48,705	$-
Other assets	$39	$-
Current liabilities	$(17,640)	$-
Bank debt	$(3,907)	$-
Fair value of common stock of $3,340 issued upon acquisition of assets of Wantickets allocated to:
Fixed assets	$109	$-
Intangible Assets	$1,910	$-
Goodwill	$1,321	$-

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2018 and 2017

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in West Hollywood, California. The Company is a global digital media company focused on live entertainment.

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive, Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive being the surviving entity. In addition, on December 29, 2017, LiveXLive acquired Slacker, Inc. (“Slacker”), an internet music and radio streaming service incorporated in the state of Delaware.

Basis of Presentation

The presented financial information for the fiscal year ended March 31, 2018 includes the financial information and activities of LiveXLive (365 days) and Slacker for the period December 29, 2017 to March 31, 2018 (92 days), with the financial results of LiveXLive Tickets, Inc., a Delaware wholly owned subsidiary of the Company (“LXL Tickets”), reflected as discontinued operations. Unless otherwise indicated, the information in the notes to the Company’s consolidated financial statements refers only to the Company’s continuing operations and does not include discussion of balances or activities of LXL Tickets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. See “Business Acquisitions and Supplemental Pro Forma Information.” All intercompany balances and transactions have been eliminated in consolidation.

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated.

Earnings or losses attributable to any non-controlling interests in a Company subsidiary are included in net income (loss) in the Company’s consolidated statements of operations. Any investments in the Company’s affiliates over which the Company has the ability to exert significant influence, but does not control and with respect to which it is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in the Company’s affiliates for which the Company has no ability to exert significant influence are accounted for using the cost method of accounting.

Liquidity

As of March 31, 2018, the Company had an accumulated deficit of $51.4 million, with operating losses of $14.9 million and $5.5 million during the years ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, the Company had $14.0 million in cash, of which $3.7 million was restricted, and current assets and current liabilities of $18.7 million and $25.7 million, respectively.  At face, these factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent public accounting firm in its audit report to the financial statements included in the Company’s 2017 Annual Report expressed substantial doubt about the Company’s ability to continue as a going concern.

As of the date of filing this Annual Report, management believes it has mitigating plans to overcome the burden of substantial doubt regarding its ability to continue as a going concern from the date that the consolidated financial statements are issued for the period of one year. Management has considered the following in their going concern analysis:

•	On June 28, 2018, and prior to the Filing Date, management closed a 3-year, $10.6 million senior secured debt facility with a third party, JGB Capital (the “Debt Facility”). The Company expects to receive a net $9.6 million of proceeds from the Debt Facility. $3.5 million of the Debt Facility proceeds will be used to pay off the Company’s $3.5 million bank debt with Silicon Valley Bank, and the remainder will be used for operating purposes. Under the Debt Facility:

•	Interest is at 12.75%, and $0 principal payments are due until 6 months post-closing

•	At the election of the Company, all monthly debt and interest payments can be paid in stock (versus cash)

•	The maximum monthly principle is $170,000 per month

•	Financial covenants include maintaining a minimum of $5.0 million in cash

•	The debt is convertible into our common stock at a $10 price per common share (as defined)

•	Normalized accruals for expected payments within the next twelve months

•	Reduced its convertible note payable obligations to $0 (on a cash basis). As of the Filing Date, only Trinad and affiliates of the Company’s CEO will have convertible notes outstanding / not converted (the “CEO Notes”). While the CEO Notes are due in May 2019 (less than 12 months from the Filing Date), management believes the likelihood that the CEO, his affiliates and or related parties would put the Company in an illiquid position is remote. Further, these CEO Notes will be subordinated to the Company’s senior secured $9.4M Debt Facility holders.

•	While management anticipates continuing to incur losses and negative cash flows from operating activities in the next 12 to 24 months from the Filing Date, these factors do not have an adverse impact on the Company’s current cash projections and liquidity needs over the next 12 months

•	Based upon specific qualitative and quantitative information that are knowable at or near the Filing Date, management concluded that it has sufficient liquidity as of the Filing Date to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows within one year after the date that the financial statements are issued in accordance with ASC 205-40-50-4

Stock Splits

In September 2016, the Company completed a 2-for-1 forward stock split of the Company’s common stock in the form of a dividend. In October 2017, the Company completed a 1-for-3 reverse stock split of the Company’s common stock. All share and per-share amounts have been restated as of the earliest period presented to reflect the reverse stock split.

Reclassifications

Certain amounts in the Company’s previously issued financial statements have been reclassified to conform to the presentation following the acquisition of Slacker and reflect the operating structure of the Company after the disposition of LXL Tickets and the acquisition of Slacker.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with the United States of America (“US”) generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue (relative selling price of deliverables) and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations, valuation of media content, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt instruments, and legal contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Revenue Recognition Policy

The Company recognizes revenue when four basic criteria are met: persuasive evidence of a sales arrangement exists; performance of services has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a signed contract. Collectability is assessed based on a number of factors, including transaction history and the credit worthiness of a customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

When the Company enters into revenue sharing arrangements where it acts as the primary obligor, the Company recognizes the underlying revenue on a gross basis. In determining whether to report revenue gross for the amount of fees received from its customers, the Company assesses, amongst other things, whether it maintains the principal relationship, whether it bears credit risk and whether it has latitude in establishing prices with the customers, among other factors.

The Company’s revenue is principally derived from the following services:

Subscription Services

Subscription services revenue substantially consist of monthly and annual recurring subscription fees, which are primarily paid in advance by credit card and or through direct billings arrangements. The Company defers the portions of monthly and annually recurring subscription fees collected in advance and recognizes them in the period earned. Subscription service revenue sold via mobile phone carriers is recognized gross of the amount mobile phone carriers earn on each transaction. They Company’s management has assessed the criteria of reporting mobile carrier revenue gross or net and has determined that the Company is the primary obligor.

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of advertising campaigns across Slacker’s non-paid subscription services. Revenues for these advertising campaigns are recognized as earned, either when an ad is placed for viewing by a visitor or when the visitor “clicks through” on the ad, depending upon the terms with the individual advertiser. The Company reports advertising revenue on a net basis as the Company does not act as the principal in the underlying transactions.

Licensing Revenue

Licensing revenue primarily consists of sales of licensing rights to digitally stream its live music services in certain geographies (e.g. China). Licensing revenue is recognized when earned, which is typically when the live event has aired and collectability is reasonably assured. Any license fees collected in advance of an event are deferred until the event airs. The Company reports licensing revenue on a gross basis as the Company acts as the principal in the underlying transactions.

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of March 31, 2018, the Company accrued $7.7 million of royalties due to artists from use of Slacker’s radio services.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related company, product and event advertising and marketing.

Product Development

Product development costs primarily are expenses for research and development, product and content development activities, including internal software development and improvement costs which have not been capitalized by the Company.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on an accelerated basis. The Company accounts for awards with graded vesting as if each vesting tranche is valued as a separate award. The Company uses the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company’s stock price as well as including an estimate using guideline companies. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options, restricted stock, restricted stock units (“RSUs”) and warrant grants. Forfeitures are recognized as incurred.

Stock option awards issued to non-employees are accounted for at fair value determined using the Black-Scholes-Merton option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until performance is completed, which is generally the vesting date.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Company’s Statements of Operations in the period that includes the enactment date.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees, directors and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments and convertible notes have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

At March 31, 2018 and 2017, the Company had 167,363 and 50,000 warrants outstanding, respectively, 3,901,688 and 0 options outstanding, respectively, and 1,882,364 and 1,009,442 shares of common stock issuable underlying the Company’s convertible notes payable, respectively.

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates and estimates of terminal values.

Discontinued Operations

In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of our Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of March 31, 2018 and 2017, the Company had restricted cash of $3.7 million and $0.0 million, respectively.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customer and the short-term nature of its subscription receivables. At March 31, 2018, the Company had three customers that made up 15%, 16% and 34% of the total net accounts receivable balance.

The following table provides a reconciliation in the change in the Company’s allowance for doubtful accounts for the years ended March 31 (in thousands):

	2018	2017
Accounts receivable, gross	$3,019	$-
Less: Allowance for doubtful accounts	(29)	-
Accounts receivable, net	$2,990	$-

Movements in the balance for bad debt reserve and sales allowance for the years ended March 31, 2018 and 2017, are as follows (in thousands):

	2018	2017
Beginning balance	$-	$-
Bad debt reserve acquired in acquisition	21	-
Additions charged to statement of operations	8	-
Less: Bad debt write offs	-	-
Ending balance	$29	$-

Property and Equipment

Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: buildings and improvements (5 years), furniture and equipment (3 to 5 years) and computer equipment and software (3 to 5 years). Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the estimates above, or the lease term.

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset group. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset group, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset group using discount and capitalization rates deemed reasonable for the type of assets, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We do not amortize goodwill, but rather evaluate goodwill for potential impairment on an annual basis on January 1, or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below the carrying amount.

We evaluate goodwill for potential impairment by comparing the carrying value of our reporting unit to their fair value. Our reporting unit is the same as our operating segment as described in Note 17 - Business Segment and Geographic Reporting. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we perform a quantitative analysis. The quantitative analysis is used to identify both the existence of impairment and the amount of the impairment loss by comparing the estimated fair value of a reporting unit with its carrying value, including goodwill. The estimated fair value is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting units. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired; otherwise, an impairment loss is recognized within our consolidated statements of operations in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Trademarks/Trade Names, Intellectual Property, Customer Relationships, and capitalized software development costs. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Trademarks/Trade Names (5 years), Intellectual Property (15 years), Customer Relationships (1.5-5 years), Domain Names (5 years), and software (2-5 years).

We capitalize costs incurred to develop internal-use computer software and costs to acquire software licenses. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional information technology functionality are also capitalized. These capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. These capitalized costs are recorded in intangible assets in our consolidated balance sheets.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations.

Deferred Revenue and Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance service period and fees deferred for future support services. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight line over the remaining contractual term or estimated customer life of an agreement.

In the event the Company receives cash in advance of its music services, the Company will defer an amount of such future royalty and costs to 3rd party music labels, publishers and other providers on its balance sheets. Deferred costs are amortized to expense concurrent with the recognition of the related revenue and the expense is included in cost of sales.

Fair Value Measurements - Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (i.e., an exit price). We use the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the data market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

Level 1	Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3	Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

Concentration of Credit Risk

The Company maintains cash balances at commercial banks. Cash balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has completed its review and analysis of the standard, including the estimated impact of the new guidance. The Company does not believe the standard will have a material impact to the consolidated financial statements The Company adopted the standard on April 1, 2018, applying it retrospectively to each prior period presented in the consolidated statements of operations.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by removing Step 2 from the goodwill impairment test. The Company adopted this guidance effective April 1, 2018. The Company does not believe the standard will have a material impact to the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We will adopt the standard effective April 1, 2018. Management is currently evaluating the impact of this standard on its consolidated financial statements and does not believe it will have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting. This ASU simplifies the accounting and reporting for share-based payments issued to nonemployees by expanding the scope of ASC 718, Compensation – Stock Compensation, which currently only includes share-based compensation to employees, to also include share0based payments to nonemployees for goods and services. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. Management is currently in the process of evaluating the impact of the standard on its consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Business Combinations

Fiscal Year Ended March 31, 2018 Transactions

During the fiscal year ended March 31, 2018, the Company completed two acquisitions (asset purchase and acquisition of a company). Where applicable, the fair values of these acquisitions, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date.

Wantickets

On May 5, 2017, LXL Tickets, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (“APA”) with Wantickets RDM, LLC (“Wantickets”) and certain other parties, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of common stock of the Company valued at $3.3 million (or $5.01 per share). The asset purchase was intended to augment and diversify the Company’s music operating segment. The goodwill recorded for the Wantickets asset purchase was $1.3 million. Key factors that contributed to the recognition of Wantickets goodwill were the opportunity to consolidate and complement existing content operations, certain software and customer lists, and the opportunity to generate future synergies within the existing music business. As a result of the Wantickets asset purchase, the goodwill is deductible for tax purposes.

The Company accounted for the Wantickets asset purchase transaction as a business combination in accordance with ASC 805 “Business Combinations.” Significant other assets assumed were approximately $0.1 million in fixed assets, $0.4 million of trademark and trade names, $1.0 million in software associated with proprietary ticketing technology, and $0.5 million in domain names and customer relationships. For the years ended March 31, 2018 and 2017, the Company incurred approximately $4 thousand and $80 thousand, respectively, in transaction costs associated with the Wantickets asset purchase.

The following table summarizes the fair value of the assets acquired from Wantickets (in thousands):

Asset Type	Fair Value
Fixed Assets	$109
Trademark / Trade Name	431
Software	1,004
Customer Relationships	369
Domain Names	106
Goodwill	1,321
Purchase Price	$3,340

Since the asset purchase date, the amount of revenue for LXL Tickets included in the Company’s consolidated statements of operations for the year ended March 31, 2018 was $0.6 million.

During the quarter ended December 31, 2017, management of the Company made the decision to shut down the operations of LXL Tickets effective December 31, 2017 (see Note 4 - Dispositions). Pro forma financial information for the Wantickets asset purchase transaction is not presented due to the disposition of LXL Tickets during the year ended March 31, 2018.

Slacker, Inc.

On December 29, 2017, the Company acquired Slacker for a total purchase price of $55.9 million with the purchase consideration consisting of (i) 6,126,788 shares of the Company’s common stock, valued at $24.5 million, (ii) 1,675,893 shares of the Company’s common stock issued to payoff certain debt of Slacker as of the transaction date, valued at $6.7 million, (iii) cash payment of $2.5 million and issuance of 175,000 shares of the Company’s common stock valued at $0.7 million to Slacker and its designees and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. The acquisition is intended to augment and diversify the Company’s music operating segment. The Company accounted for the acquisition as a business combination. The goodwill recorded for the Slacker acquisition was $5.4 million. Key factors that contributed to the recognition of the Slacker goodwill were the opportunity to consolidate and complement existing content operations, trained workforce, proprietary software and operating platform, and the opportunity to generate future synergies with our existing business. As a result of the acquisition of the stock of Slacker, the goodwill is not deductible for tax purposes.

The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of deferred cost of sales, deferred taxes and intangible assets. The following table summarizes the provisional fair value of the assets assumed in the Slacker acquisition (in thousands):

Asset Type	Fair Value
Cash and Cash Equivalents	$263
Accounts Receivable	3,339
Prepaid Expense and other assets	254
Deferred cost of sales	458
Fixed Assets	400
Trademarks/Trade Names	11,436
Intellectual property	8,454
Customer Relationships	6,618
Software	19,384
Goodwill	5,377
Purchase Price	$55,983

Since the acquisition date, the amount of revenue and earnings for Slacker included in the Company’s consolidated statements of operations for the year ended March 31, 2018 were $7.1 million and ($4.1) million, respectively. The Company incurred approximately $0.4 million in transaction costs associated with the Slacker acquisition.

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal year ended March 31, 2017. Supplemental information on an unaudited pro forma basis, as if these acquisitions had been completed as of April 1, 2016, is as follows (in thousands, except per share data):

The following table presents the revenues and net loss of the combined company for the years ended March 31, 2018 and 2017 as if the acquisition had been completed on April 1, 2016.

	Year Ended March 31,
	2018	2017
Revenues	$29,402	$35,768
Net Loss	(35,470)	(32,068)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisitions.

Note 4 — Dispositions

Equity Investment in OCHL

On April 28, 2014, the Company acquired a 50% equity interest in Obar Camden Holdings Limited (“OCHL”), an entity that owns Obar Camden Limited (“OCL”), a music and entertainment company whose principal business is the operation of a live music venue and nightclub known as KOKO, located in Camden, London. KOKO provides live shows, club nights, corporate and other events. The Company acquired its 50% interest through the issuance of 19,333,333 shares of its common stock to the seller, JJAT Corp. (“JJAT”), a Delaware corporation wholly owned by Mr. Robert Ellin, the Company’s Chairman, Chief Executive Officer and principal stockholder.  Since both the Company and JJAT were controlled by Mr. Ellin at the time of this transaction, the transaction was accounted for as a transaction between related parties at the related parties’ original basis. Accordingly, the Company recorded the equity method investment at $4.2 million which is JJAT’s historical basis in OCHL.

As part of the transaction, the Company was to be reimbursed $0.5 million by OCHL for legal and other acquisition costs incurred in relation to the acquisition of the 50% interest, which obligation was evidenced by a promissory note. As of March 31, 2016, the outstanding advance and any interest due thereunder to the Company was $0.2 million.

The Company and the various parties to the agreement had certain disputes. On September 22, 2016, Mr. Oliver Bengough, the Company’s former Chief Executive Officer and director (“Bengough”), entered into a Settlement Agreement (the “Settlement Agreement”) with the Company and Mr. Ellin. On November 24, 2016, $2.2 million was paid to the Company as the final sale price and the rest of the transactions contemplated under the Settlement Agreement were automatically consummated (including the Company’s sale of its interest in OCHL to Bengough). As a result, the Company recognized a loss of $2.8 million for the remaining investment balance. As part of such transactions, Bengough was released from his obligation under the note described above and therefore, the Company recognized a loss on impairment of the note of $0.2 million.

Discontinued Operations of LXL Tickets, Inc.

During the quarter ended December 31, 2017, management of the Company made the decision to shut down the operations of LXL Tickets effective December 31, 2017. Management concluded that the operations of LXL Tickets were not going to improve due to decreased consumer demand for nightlife and concert events and since LXL Tickets was no longer providing ticketing services to four major venues in 2017 that had produced significant revenues in 2016, ongoing litigation between such customers and Wantickets and such customers refusing to continue to work with LXL Tickets as a result of Wantickets’ non-payment for prior services, and continuing significant losses incurred by LXL Tickets through December 31, 2017 that were supposed to be funded by sellers of Wantickets’ assets that were never funded as required under the Wantickets’ Asset Purchase Agreement. The Company also decided to make a strategic shift in the focus of its operations through the acquisition of Slacker that closed in December 2017 (see Note 3 – Business Combinations). Therefore, it began laying off LXL Tickets’ employees during the quarter ended December 31, 2017, such that there was one employee left as of December 31, 2017. Management considers abandonment to have occurred at December 31, 2017 since LXL Tickets stopped accepting orders and using the acquired assets as of that date. To accomplish this, the results of LXL Tickets’ operations are reported as discontinued operations in accordance with ASC 205, Presentation of Financial Statements. Management currently does not have any plans to sell LXL Tickets or its remaining assets.

For the year ended March 31, 2018, the Company has recognized a loss of $1.5 million from the operations of LXL Tickets, and additionally incurred a loss of $2.8 million related to the impairment of all remaining LXL Tickets’ assets. The Company is presenting the operating loss of LXL Tickets on its statements of operations under the heading “Loss from discontinued operations.”

Major line items constituting net loss of the discontinued operations of LXL Tickets are as follows for the period from May 5, 2017 through March 31, 2018 (in thousands):

Period Ended March 31, 2018
Revenues	$640
Cost of Sales	151
Gross Profit	489
Selling, general and administrative expenses	2,019
Loss on discontinued operations	$(1,530)

Note 5 — Property and Equipment

The Company’s property and equipment at March 31, 2018 and 2017 was as follows (in thousands):

	As of March 31,
	2018	2017
Property and equipment, net
Production equipment	$51	$51
Computer, machinery, and software equipment	449	42
Furniture and fixtures	23	-
Leasehold improvements	19	-
Total property and equipment	542	93
Less accumulated depreciation and amortization	(149)	(36)
Total property and equipment, net	$393	$57

Depreciation expense was $0.1 million and $0.0 million for the years ended March 31, 2018 and 2017, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reportable segment. The following table presents the changes in the carrying amount of goodwill in the Company’s reportable segment for the years ended March 31, 2018 and 2017 (in thousands):

Goodwill
Balance as of March 31, 2016	$-
Balance as of March 31, 2017	-
Acquisitions	6,698
Discontinued Operations	(1,321)
Balance as of March 31, 2018	$5,377

Intangible Assets

The Company’s finite-lived intangible assets were as follows as of March 31, 2018 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,384	$968	$18,416
Trademark/Trade Name	11,436	572	10,864
Intellectual Property (Patents)	8,454	141	8,313
Customer Relationships	6,618	739	5,879
Domain Names	29	2	27
Total	$45,921	$2,422	$43,499

The Company’s amortization expense on its finite-lived intangible assets was $2.4 million and $0 for the years ended March 31, 2018 and 2017, respectively.

The Company estimated future amortization expense on its finite-lived intangible assets as of March 31, 2018 to be as follows (in thousands):

For Years Ended March 31,
2019	$9,692
2020	8,204
2021	7,261
2022	7,261
2023	5,587
Thereafter	5,494
$43,499

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2018 and 2017 were as follows (in thousands):

	As of March 31,
	2018	2017

Accounts Payable	$10,996	$542
Accrued Liabilities	1,158	-
Due to Related Parties	53	240
	$12,207	$782

Note 8 — Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Annual Report on Form 10-K, the Note has not been extended and is currently past due. In February, 2018, the Note holder filed a claim for collection of the Note (see Note 12 – Commitments and Contingencies). As of March 31, 2018 and 2017, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0.0 million of accrued interest, respectively, outstanding under the Note.

Note 9 — Bank Debt

As part of the acquisition of Slacker, the Company assumed what was initially a $5.0 million revolving line of credit from a commercial bank that was collateralized by the assets of Slacker. The revolving line of credit was based on the amount of eligible accounts receivable. The loan is currently cash collateralized and there are no covenants. The revolving line of credit bears an annual interest rate equal to prime rate as published in the Wall Street Journal plus 0.75%, and equaled 5.50% at March 31, 2018. The line had a maturity date of March 31, 2018. On March 29, 2018, the Company entered into the Ninth Amendment to Loan and Security Agreement with the bank, extending the maturity date to July 31, 2018 and removing the financial reporting requirements. The outstanding balance of the line of credit at March 31, 2018 was $3.5 million and was secured with $3.5 million of cash collateral. As of March 31, 2018, there was no additional borrowing availability under the revolving line of credit. Also, as part of the acquisition of Slacker, the Company assumed a term loan with the bank with a balance of $1.7 million, which was paid off at the closing of the Slacker acquisition.

Note 10 — Unsecured Convertible Notes

The Company’s convertible notes payable at March 31, 2018 and 2017 were as follows (in thousands):

	As of March 31,
	2018	2017
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2019	$3,581	$3,603
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2019	900	-
(C) 6% Unsecured Convertible Note – Due September 30, 2018	-	-
(D) 6% Unsecured Convertible Note – Due September 13, 2018	-	51
(E) 6% Unsecured Convertible Note – Due June 28, 2018	-	-
Less: Accumulated Amortization of Valuation Discount	(533)	(39)
Net	3,948	3,615
Less: Convertible Note Payable - Related Party, current	-	3,603
Convertible Notes Payable - Related Party, long-term	$3,948	$12

Unsecured Convertible Notes - Third Party
(F) 6% Unsecured Convertible Note - Due September 13, 2018	$164	$155
(G) 6% Unsecured Convertible Notes - Due between January 31, 2018 and September 30, 2018	950	1,248
(H) 6% Unsecured Convertible Note - Due January 31, 2018	52	-
Less: Accumulated amortization of Valuation Discount	(198)	(1,115)
Net	968	288
Less: Unsecured Convertible Notes - Third Party, current	968	68
Unsecured Convertible Notes - Third Party, long term	$-	$220

Total Unsecured Convertible Notes, current	$968	$3,671

Unsecured Convertible Notes, long term	$3,948	$232

Total maturities of the Company’s long-term borrowings, including unsecured convertible notes, bank debt, and note payable are $4.8 million for the year ended March 31, 2019 and $3.9 million for the year ended March 31, 2020.

As of March 31, 2018 and 2017, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note (the “Senior Notes”) with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively, each as subsequently amended. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Company’s board of directors. If the Company raises a minimum of $5.0 million (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, the Company completed a public offering of its shares of common stock (the “Public Offering”) and the conversion price became fixed at $3.00 per share. In addition, Trinad Capital received 596,846 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. Such warrants were exercised on February 28, 2017. The aggregate relative fair value of the 596,846 warrants issued to Trinad Capital was determined to be $1.6 million using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of February 21, 2016, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $1.6 million. The relative fair value of the warrants and the first Trinad Note’s beneficial conversion feature totaling $3.2 million was expensed as of March 31, 2017. On December 27, 2017, the Company completed the Public Offering and the conversion price became fixed at $3.00 per share. As the Company had previously recognized a valuation discount up to the fair value of the notes, no further beneficial conversion feature was recorded. At March 31, 2017, $3.6 million of principal, which included $0.1 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2018, the balance due of $3.6 million included no accrued interest outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six 6% unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018. Before the maturity date, as a result of the Company consummating the Public Offering, the noteholders have the right at their sole discretion to convert all outstanding note principal and interest due under their notes into shares of the Company’s common stock at a conversion price of $3.00 per share. In addition, the noteholders received an aggregate of 450,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The aggregate relative fair value of the 450,000 warrants issued to the noteholders was determined to be $0.6 million using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 1.73%-1.94%; dividend yield of 0%; volatility rate of 127%-229%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $1.00 and the market price of the shares on the date of conversion was $4.00 per share, and the Company recognized aggregate beneficial conversion features of $0.3 million. As a result, the Company recorded a note discount of $0.9 million to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. For the year ended March 31, 2018, the Company amortized $0.4 million of such discount to interest expense, and the unamortized discount as of March 31, 2018 was $0.5 million. As of March 31, 2018, no accrued interest was added to the principal balance.

On March 30, 2018, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital in which the maturity date of all of the Company’s 6% Unsecured Convertible Notes were all extended to May 31, 2019. In consideration of the maturity date extension, the interest rate payable under the notes was increased from 6.0% to 7.5% beginning on April 1, 2018, and the aggregate amount of accrued interest due under the Trinad Notes as of March 31, 2018 of $0.3 million was paid. The Company evaluated the Amendment Agreement and the modification was not required to be accounted for as an extinguishment as the instruments are not considered substantially different under ASC 470-50, Debt – Modifications and Extinguishment.

The Company may not redeem the Convertible Notes prior to May 2019 without lender consent.

(C) On August 19, 2016, the Company issued a 6% unsecured convertible note payable to a related party for total principal amount of $0.1 million. This note was due on September 30, 2018. On December 21, 2016, this note was repaid.

(D) On January 4, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin, the father of Robert Ellin, our Chief Executive Officer, Chairman, director and principal stockholder, for total principal amount of $0.1 million. This note was due September 13, 2018. Before the maturity date, the noteholder had the option in his sole discretion to convert all outstanding principal and interest into shares of the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the board of directors. If the Company raised a minimum of $5.0 million (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder would have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder originally received 8,334 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 8,334 warrants issued to the investor was determined to be $23 thousand using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life off three years (statutory term). As of February 21, 2017, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $23 thousand. The aggregate value of the warrants and beneficial conversion feature of $45 thousand was considered as debt discount upon issuance. On December 27, 2017, as a result of the Company consummating the Public Offering, the conversion feature under the original terms of the note was fixed at $3.00 per common share, which resulted in an additional beneficial conversion feature with an incremental value of $5 thousand that was added to the valuation discount and amortized over the remaining life of the note. During the year ended March 31, 2018, the Company amortized $27 thousand of such discount to interest expense. At March 31, 2017, $50 thousand of principal and $1 thousand of accrued interest was outstanding under the note. On March 12, 2018, the noteholder converted the note into shares of the Company’s common stock at a conversion price of $3.00 per share and $17 thousand of debt discount was charged to APIC as a result of the conversion. In addition, the noteholder received 3,570 warrants, with an exercise price of $4.00 per share, as an incentive to convert the note prior to its maturity date.

(E) On June 29, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin for total principal amount of $50 thousand. This note was due June 28, 2018. Before the maturity date, the noteholder had the option in his sole discretion to convert all outstanding principal and interest into shares of the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the board of directors. If the Company raised a minimum of $5.0 million (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder would have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder originally received 8,334 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 8,334 warrants issued to the investor was determined to be $23 thousand using the Black-Scholes-Merton Option Pricing model with the following average assumptions: risk-free interest rate of 1.50%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of June 28, 2017, the effective conversion price was $2.73, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $23 thousand. The aggregate value of the warrants and beneficial conversion feature of $45 thousand was considered as debt discount upon issuance. On December 27, 2017, as a result of the Company consummating the Public Offering, the conversion feature under the original terms of the note was fixed at $3.00 per common share, which resulted in an additional beneficial conversion feature with an incremental value of $5 thousand that was added to the valuation discount and amortized over the remaining life of the note. During the year ended March 31, 2018, the Company amortized $34 thousand of such discount to interest expense. On March 12, 2018, the noteholder converted the note into shares of the Company’s common stock at a conversion price of $3.00 per share and $17 thousand of debt discount was charged to APIC as a result of the conversion. In addition, the noteholder received 3,474 warrants, with an exercise price of $4.00 per share, as an incentive to convert the note prior to its maturity date.

(F) On September 14, 2016, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $0.2 million. This note will be due on September 13, 2018. Before the maturity date, as a result of the Company consummating the Public Offering, the noteholder has the right to convert all outstanding note principal and interest due under its note into shares of the Company’s common stock, and the conversion price became fixed, at $3.00 per share. In addition, the noteholder received 50,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.015 per share. The aggregate relative fair value of the 50,000 warrants issued to the noteholder was determined to be $0.1 million using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 0.90%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). As of September 14, 2016, the effective conversion price was $1.89, and the market price of the shares on the date of conversion was approximately $5.01 per share. As such, the Company recognized a beneficial conversion feature of $56 thousand. As a result, the Company recorded a note discount of $0.2 million to account for the relative fair value of the warrants and the notes’ beneficial conversion feature which will be amortized as interest over the term of the note. The balance of the unamortized discount at March 31, 2017 was $0.1 million. During the years ended March 31, 2018 and 2017, the Company amortized $75 thousand and $41 thousand, respectively, of such discount to interest expense, and the unamortized discount as of March 31, 2018 and 2017 was $34 thousand and $109 thousand, respectively. As of March 31, 2018 and 2017, $14 thousand and $5 thousand, respectively, of accrued interest was added to the principal balance.

(G) Between November 22, 2016 and March 29, 2017, the Company issued seven 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.2 million. The notes are due on various dates through September 30, 2018. Before the maturity date, the noteholders in their sole discretion have the option to convert all outstanding principal and interest into shares of the Company’s common stock at a conversion price per share of $3.00 (at a 25% discount to the offering price in the Public Offering) based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5.0 million (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, the Company completed the Public Offering and the conversion price became fixed at $3.00 per share. In addition, the noteholders received an aggregate of 205,834 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 205,834 warrants issued to the noteholders was determined to be $0.6 million using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 1.35-1.53%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $2.73 and the market price of the shares on the date of conversion was approximately $5.01 per share, the Company recognized aggregate beneficial conversion features of $0.6 million. As a result, the Company recorded a note discount of $1.1 million to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. The balance of the unamortized discount at March 31, 2017 was $1.0 million. On December 27, 2017, as a result of the Company consummating the Public Offering, the conversion feature under the original terms of the note was fixed at $3.00 per common share, which resulted in an additional beneficial conversion feature with an incremental value of $0.1 million that was added to the valuation discount and will be amortized over the remaining life of the notes. On March 12, 2018, $0.4 million of principal and interest of the notes were converted into shares of the Company’s common stock, and $45 thousand of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 24,760 warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. For the years ended March 31, 2018 and 2017, the Company amortized $0.9 million and $0.1 million, respectively, of such discount to interest expense, and the unamortized discount as of March 31, 2018 and 2017 was $0.2 million and $1.0 million, respectively. As of March 31, 2018 and 2017, $65 thousand and $13 thousand, respectively, of accrued interest was added to the principal balance.

(H) Between April 5, 2017 and June 29, 2017, the Company issued ten 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.7 million. The notes are due on various dates through June 29, 2018. Before the maturity date, the noteholders shall in their sole discretion have the option to convert all outstanding principal and interest into the Company’s common stock at a conversion price per share based upon the Company’s current valuation, as determined by the Board of Directors. If the Company raises a minimum of $5.0 million (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholders will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. On December 27, 2017, the Company completed the Public Offering and the conversion price became fixed at $3.00 per share. In addition, the noteholders received an aggregate of 282,500 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The aggregate relative fair value of the 282,500 warrants issued to the noteholders was determined to be $0.8 million using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 1.35-1.53%; dividend yield of 0%; volatility rate of 100%; and an expected life of three years (statutory term). At the issuance of these notes, the effective conversion price was $2.73 and the market price of the shares on the date of conversion was approximately $5.01 per share, the Company recognized aggregate beneficial conversion features of $0.8 million. As a result, the Company recorded a note discount of $1.5 million to account for the relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. On December 27, 2017, as a result of the Company consummating the Public Offering, the conversion feature under the original terms of the note was fixed at $3.00 per common share, which resulted in an additional beneficial conversion feature with an incremental value of $0.2 million that was added to the valuation discount and will be amortized over the remaining life of the notes. On March 12, 2018, $1.7 million of principal and interest were converted into shares of the Company’s common stock, and $0.2 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 115,559 warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. For the year ended March 31, 2018, the Company amortized $1.5 million of such discount to interest expense, and the unamortized discount as of March 31, 2018 was $0. As of March 31, 2018, $2 thousand of accrued interest was added to the remaining principal balance.

Note 11 — Related Party Transactions

Management Services from Trinad Management LLC

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant may have been exercised in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance of 716,216 shares of the Company’s common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder and the Managing Member of Trinad LLC, agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For years ended March 31, 2018 and 2017, the Company incurred $0.3 million and $0.4 million of such fees, respectively.

The $1.0 million due to Trinad LLC was reflected as a liability on the March 31, 2016 balance sheet. Pursuant to the terms of the Management Agreement with Trinad LLC, during March 2017, the Company paid $0.8 million of the amount that was due at the end of the three-year term of the Management Agreement. The remaining $0.2 million due was paid in April, 2017.

Rent

During the years ended March 31, 2018 and 2017, the Company subleased office space from Trinad LLC for no cost to the Company as part of the Management Agreement. Management estimates such amounts to be immaterial. The Company anticipates continuing to sublease such space at no cost to it for the foreseeable future. The Company believes that such property is in good condition and is suitable for the conduct of its business.

Due to Related Parties

As of March 31, 2018, the amount due to related parties was less than $0.1 million in the aggregate, payable to Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. This amount was provided to the Company for working capital as needed and is unsecured, noninterest bearing advance with no formal terms of repayment.

Note 12 — Commitments and Contingencies

Promotional Rights

The Company acquires promotional rights from time to time that may contain obligations for future payments. As of March 31, 2018, the Company is obligated under eight licenses, production and/or distribution agreements to make guaranteed payments as follows: $1.6 million for the fiscal year ended March 31, 2019, $1.7 million for the fiscal year ended March 31, 2020, $1.3 million for the fiscal year ended March 31, 2021, $1.2 million for the fiscal year ended March 31, 2022 and $0.8 million for the fiscal year ended March 31, 2023. The agreements also provide for a revenue share of 35-50% of net revenues. In addition, there are two other agreements that provide for a revenue share of 50% on net revenues, but no guaranteed payments. If the events do not occur as planned and/or the Company does not undertake production of such events, or if the revenue from these events does not allow the Company to recover its production costs, no additional liability for additional payments or promotional right will remain.

Contractual Obligations

As of March 31, 2018, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $1.6 million for the fiscal year ended March 31, 2019 and $0.5 million for the fiscal year ended March 31, 2020.

Employment Agreements

As of March 31, 2018, the Company has employment agreements with three key employees (Chief Executive Officer, Chief Operating Officer and Chief Strategy Officer) that provide salary payments of $0.9 million and target bonus compensation of up to $0.9 million for the year ending March 31, 2019,  salary payments of $0.7 million and target bonus compensation of up to $0.9 million for the year ending March 31, 2020, salary payments of $0.6 million and target bonus compensation of up to $0.7 million for the year ending March 31, 2021 salary payments of $0.5 million and target bonus compensation of up to $0.5 million for the year ending March 31, 2022, and salary payments of $0.3 million and target bonus compensation of up to $0.5 million for the year ending March 31, 2023.  In addition, our Chief Strategy Officer earned a bonus of $0.1 million for the fiscal year ended March 31, 2018, in his role as our former Chief Financial Officer, in connection with the completion of our public offering in December 2017, which is payable in the fiscal year ending March 31, 2019.  Furthermore, the employment agreements contain severance clauses that could require severance payments in the aggregate amount of $10.5 million (excluding the value of potential accelerated vesting of equity awards granted to such executive officers).

Legal Proceedings

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against our Company and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. We and LiveXLive demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against LiveXLive Media and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $0.3 million in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. LXL was notified on September 27, 2017, that Blink TV Limited is in bankruptcy in England and now has liquidators in place who are assuming the litigation. The liquidators will need to move for permission to substitute in as the real parties in interest. Trial was set for October 1, 2018. Based on currently available information, the Company believes that the Company has strong defenses and intends to defend vigorously against this lawsuit. As of March 31, 2018, the potential range of loss related to this matter was not material. In June 2018, LiveXLive settled the claim with the Plaintiffs for an amount not material to the Company.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association (the “AAA”), against Wantickets and LXL Tickets, in connection with event proceeds of $0.2 million allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017, among Wantickets, LXL Tickets, our Company and certain other persons. On January 8, 2018, the arbitrator denied LXL Tickets’ preliminary motion requesting for the arbitration claim to be dismissed based on jurisdictional and other arbitrability arguments and ruled that LXL Tickets assumed the Exodus-Wantickets Agreement by performing under the contract and/or as a successor interest. The parties are now proceeding with the formal arbitration proceeding with the arbitrator to determine to what extent is LXL Tickets liable to Exodus for the event proceeds allegedly owed to Exodus by Wantickets.  Such arbitration hearing occurred on June 5, 2018 and LXL Tickets is awaiting the arbitrator’s decision. LXL Tickets intends to continue to vigorously dispute such claims and any obligation or liability to Exodus. As of March 31, 2018, the potential range of loss related to this matter was not material.

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, our Company, LXL Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $0.3 million (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to the Company and LXL Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in our Company (the “Schnaier Shares”) to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, on December 19, 2017, the court entered such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, we filed an answer on behalf of LXL Tickets that generally denied all the claims in Light’s complaint. On December 27, 2017, Light filed a request for exemption from Nevada’s mandatory arbitration program, which is a standard filing that was granted because the amount in controversy exceeds $50 thousand. At this stage, we are waiting for Light to notice the NRCP 16.1 Early Case Conference, which is a meeting between attorneys for the parties to discuss the discovery deadlines and draft a Joint Case Conference Report which will provide the agreed upon discovery deadlines for the court. Once the Joint Case Conference Report is filed, the discovery period will begin. Based on our understanding, if Light is able to successfully forecloses on the Schnaier Shares and is able to satisfy the full Claim Amount from the sale of such shares, this action will be voluntarily withdrawn against all defendants; however, there can be no assurance that this will occur. We believe that this action against us and LXL Tickets is without merit and we intend to vigorously defend ourselves and LXL Tickets and any obligations or liability to Light with respect to such claims. As of March 31, 2018, the potential range of loss related to this matter was not material.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. We believe that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. We further believe that this action against LXL Tickets is without merit and we intend to vigorously defend LXL Tickets and any obligations or liability to Wynn with respect to such claims. As of March 31, 2018, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP served us with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against our Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, we filed an answer that generally denied all the claims in the complaint. We intend to vigorously defend ourselves against any obligations or liability to the plaintiff with respect to such claims, including potential counterclaim against the plaintiff.

On April 11, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity believed to be controlled by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (an entity believed to be controlled by Mr. Schnaier) and Wantickets (an entity believed to be controlled by Mr. Schnaier) served us with a notice of a lawsuit and related complaint filed on March 30, 2018 in the Supreme Court of the State of New York County of New York against each of our Company, LXL Tickets, Robert Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). The complaint alleges, among other things, that the defendants fraudulently induced Mr. Schnaier to invest in our Company and consummate the acquisition of certain operation assets of Wantickets, breach of Schnaier’s employment agreement with LXL Tickets, fraudulent inducement related to Mr. Schnaier’s inability to sell shares of our common stock and related negligence claims against Computershare, and certain defamation claims. Plaintiffs are seeking equitable relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. We believe that the complaint is an intentional act by the plaintiffs to publicly tarnish our and our senior management’s reputations through the public domain in an effort to obtain by threat certain results for Mr. Schnaier’s self-serving and improper purposes. Although the ultimate outcome of this matter cannot be predicted with certainty, we have retained counsel to vigorously defend the Company and the individual defendants in this matter, and we strongly believe that the allegations are without merit. On June 26, 2018, the Company, Robert Ellin, and LXL Tickets filed a counterclaim against the plaintiffs for damages, for breach of contract and other causes of action, relevant equitable relief, attorneys’ fees and expenses and such other relief as the court may award. Based on currently available information, the Company believes that the Company has strong defenses and intends to defend vigorously against this lawsuit, but the outcome of this matter is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the years ended March 31, 2018 and 2017, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by a number of third- parties of approximately $0.4 million and $0 million, respectively. Each of the full amounts were expensed and included in general and administrative expenses during their respective years ended March 31, 2018 and 2017.

While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

 From time to time, we are involved in legal proceedings and other matters arising in connection with the conduct of our business activities. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of our commitments and contingencies in which we are involved to (i) assess whether a material loss is probable or there is at least a reasonable possibility that a material loss or an additional material loss in excess of a recorded accrual may have been incurred and (ii) determine if financial accruals are required when appropriate. We record an expense accrual for any commitments and loss contingency when we determine that a loss is probable and the amount of the loss can be reasonably estimated. If an expense accrual is not appropriate, we further evaluate each matter to assess whether an estimate of possible loss or range of loss can be made and whether or not any such matter requires additional disclosure. There can be no assurance that any proceeding against us will be resolved in amounts that will not differ from the amounts of estimated exposures. Legal fees and other costs of defending litigation are expensed as incurred.

Leases

Beginning on August 1, 2017, the Company was given the right to occupy approximately 5,200 square feet of office space in West Hollywood, California. The space was provided to the Company by an unrelated third party and is fully furnished. The Company compensates the landlord in cash at the rate of approximately $38 thousand per month for months that the Company occupies the space. The Company or the third party can terminate the arrangement at any time without prior notice.

Slacker leases its San Diego premises under operating leases expiring on December 31, 2018. Rent expense for the operating leases totaled $0.1 million for the period from acquisition on December 29, 2017 through March 31, 2018.

Future minimum lease payments under noncancelable operating leases as of March 31, 2018, with initial or remaining terms of one or more years are as follows (in thousands):

Year Ended March 31, 2019
Operating Leases	$338

Total minimum lease payments are $0.3 million.

Note 13 — Employee Benefit Plan

Slacker sponsors a 401(k) plan (the “Plan”) covering all Slacker employees. Employees are eligible to participate in the Plan the first day of the calendar month following their date of hire. Slacker may make discretionary matching contributions to the Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. Slacker made $22 thousand in matching contributions to the plan from the acquisition date on December 29, 2017 through March 31, 2018.

Note 14 — Stock-Based Compensation

On August 29, 2016, the Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”), which reserves a total of 7,600,000 shares of the Company’s common stock for issuance under the 2016 Plan. Incentive awards authorized under the 2016 Plan include, but are not limited to, incentive Internal Revenue Code of 1986, as amended. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company recognized share-based compensation expense of $3.2 million and $0 during the years ended March 31, 2018 and 2017, respectively. The total tax benefit recognized related to this share-based compensation expense was $0 for the years ended March 31, 2018 and 2017. As of March 31, 2018, unrecognized compensation costs for unvested awards were $8.7 million, which is expected to be recognized over a weighted-average period of 1.4 years on an accelerated basis. The maximum contractual term for awards is 10 years. As of March 31, 2018, there were 3,289,899 shares of common stock available for future issuance under our 2016 Plan.

Options to Employees

The Company recognized share-based compensation expense to employees of $3.2 million and $0 during the years ended March 31, 2018 and 2017, respectively. The total tax benefit recognized related to this share-based compensation expense to employees was $0 for the years ended March 31, 2018 and 2017. As of March 31, 2018, unrecognized compensation costs for unvested awards to employees was $8.5 million, which is expected to be recognized over a weighted-average period of 1.4 years on an accelerated basis. The maximum contractual term for awards is 10 years.

The following table provides information about our option grants to employees for the last two fiscal years:

	Year Ended March 31,
	2018	2017
Number of options granted	4,883,333	-
Weighted-average exercise price per share	$3.56	$-
Weighted-average grant date fair value per share	$3.48	$-

The grant date fair value of each of these option grants to employees was determined using the Black-Sholes-Merton option-pricing model with the following assumptions:

	Year Ended March 31,
	2018	2017
Expected volatility	47.80%-205.93%	-
Dividend yield	0.00%	-
Risk-free rate	1.63%-2.69%	-
Expected term (in years)	5.12-10.00	-

The following table summarizes the activity of our options to employees during the year ended March 31, 2018:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding as of March 31, 2017	-	$-
Granted	4,883,333	3.56
Exercised	-	-
Forfeited or expired	(1,083,332)	1.65
Outstanding as of March 31, 2018	3,800,001	4.10
Exercisable as of March 31, 2018	194,446	3.91

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2018 was 9.7 years and 9.5 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was $0.7 million and $0.1 million, respectively, at March 31, 2018.

Options to Non-Employees

The Company recognized share-based compensation expense to non-employees of $20 thousand and $0 during the years ended March 31, 2018 and 2017, respectively. The total tax benefit recognized related to this share-based compensation expense to non-employees was $0 for the years ended March 31, 2018 and 2017. As of March 31, 2018, unrecognized compensation costs for unvested awards to non-employees was $0.2 million, which is expected to be recognized over a weighted-average period of 1.4 years on an accelerated basis. The maximum contractual term for awards is 10 years.

The following table provides information about our option grants to non-employees for the last two fiscal years:

	Year Ended March 31,
	2018	2017
Number of options granted	101,667	-
Weighted-average exercise price per share	$4.00	$-
Weighted-average grant date fair value per share	$1.84	$-

The grant date fair value of each of these option grants to non-employees was determined using the Black-Sholes-Merton option pricing model with the following assumptions:

	Year Ended March 31,
	2018	2017
Expected volatility	47.80%-48.69%	-
Dividend yield	0.00%	-
Risk-free rate	2.65%	-
Expected term (in years)	5.50-6.00	-

The following table summarizes the activity of our options to non-employees during the year ended March 31, 2018:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding as of March 31, 2017	-	$-
Granted	101,667	4.00
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2018	101,667	4.00
Exercisable as of March 31, 2018	-	-

The weighted average remaining contractual term for options to non-employees outstanding as of March 31, 2018 was 9.9 years. The intrinsic value of options to non-employees outstanding and options to non-employees exercisable was $0, at March 31, 2018.

Note 15 — Stockholders’ Deficit

Issuance of Common Stock in the Public Offering

On December 27, 2017, the Company completed a public offering of 5,000,000 shares of its common stock at an offering price of $4.00 per share. The Company received net proceeds from the offering of $16.8 million, after deducting $3.2 million of underwriting discount, fees and other offering expenses paid by the Company. On January 19, 2018, the underwriters of the public offering exercised their over-allotment option to purchase an additional 460,200 shares of the Company’s common stock from the Company at the public offering price of $4.00 per share, less the underwriting discount.  The sale of the additional shares closed on January 23, 2018 and resulted in net proceeds to the Company of $1.7 million, net of underwriting discount and offering expenses.

Sale of Common Stock or Equity Units

During the year ended March 31, 2017, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company sold an aggregate of 183,333 units of the Company’s securities at a purchase price of $7.50 per share for $1.4 million in cash proceeds. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.5 (one-half) share of the Company’s common stock, exercisable for a period of three years from the date of original issuance at exercise prices from $0.015 to $0.03 per share.

Issuance of Common Stock for Services to Consultants

During the year ended March 31, 2018, the Company issued 725,885 shares of its common stock valued at $3.4 million to certain Company consultants. During the year ended March 31, 2018, the Company recorded $1.7 million of expense related to the stock issuances. The remaining unrecognized compensation cost of approximately $1.7 million is expected to be recorded over the next two years as the shares vest.

During the year ended March 31, 2017, the Company issued 526,240 shares of its common stock valued at $2.3 million to various consultants, including 33,333 shares to a related party valued at $0.2 million. The Company valued these shares at prices varying from $1.50 to $5.01 per share based on the most recent prices of the sale of the Company’s common stock near the date of grant.

Issuance of Common Stock for Services to Employees

During the year ended March 31, 2018, the Company issued 408,433 shares of its common stock valued at $1.9 million to certain employees. During the year ended March 31, 2018, the Company recorded $1.2 million of expense related to the stock issuances. As of March 31, 2018, the remaining unrecognized compensation cost of $0.7 million is expected to be recorded over the next two years as the shares vest.

Additional details of the Company’s issuances of its restricted common stock to employees during the year ended March 31, 2018 are as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested as of March 31, 2017	-	$-
Granted	408,433	4.58
Vested	(220,933)	4.21
Forfeited or expired	-	-
Non-vested as of March 31, 2018	187,500	5.01

Warrants

During the year ended March 31, 2018, the Company issued warrants along with a series of convertible notes to acquire 740,834 shares of the Company’s common stock valued at $1.4 million at an exercise price of $0.01-0.03 per share.

During the year ended March 31, 2018, 790,834 warrants were exercised into 790,834 shares of the Company’s common stock for net proceeds of $15 thousand.

On February 21, 2018, the Company issued warrants to acquire 20,000 shares of the Company’s common stock in exchange for services performed by nonemployees. These warrants were valued at $28 thousand at an exercise price of $4.05. The aggregate fair value of the 20,000 warrants issued was determined to be $28 thousand using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 2.44%; dividend yield of 0%; volatility rate of 48.20%; and an expected life of three years.

On March 12, 2018, the Company issued warrants to acquire 147,363 shares of the Company’s common stock, with an exercise price of $4.00 per share, valued at $0.2 million as an inducement to convert certain Company 6% convertible notes. The aggregate fair value of the 147,363 warrants issued was determined using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 2.43%; dividend yield of 0%; volatility rate of 48.30%; and an expected life of three years.

On June 2, 2016, the Company issued warrants to acquire 68,640 shares of the Company’s common stock valued at $0.3 million as an inducement to convert a convertible note. These warrants, along with 133,333 warrants issued to the noteholder upon issuance of the note, were exercised during the year ended March 31, 2017, at an exercise price of $0.015 per share, resulting in net proceeds to the Company of $3 thousand.

In April 2016, the Company issued warrants to Trinad Capital, a related party, to acquire 1,117,585 shares of the Company’s common stock valued at $1.7 million at an exercise price of $0.015 to extend the maturity dates of the First and Second Senior Notes. These warrants were exercised during the year ended March 31, 2017, at an exercise price of $0.015 per share, resulting in net proceeds to the Company of $17 thousand.

During the year ended March 31, 2017, the Company issued warrants to purchase aggregate 861,013 shares of the Company’s common stock, with an exercise price of $0.03, along with various convertible notes. These warrants were valued at $0.7 million.

During the year ended March 31, 2017, the Company issued warrants to purchase 91,667 shares of the Company’s common stock as part of certain securities purchase agreements.

During the year ended March 31, 2017, warrants to purchase 3,086,931 shares of the Company’s common stock were exercised, of which 750,000 warrants were exercised on a cashless basis, and the Company received proceeds of $48 thousand related to the exercise of the balance of the warrants.

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2016	1,200,000	$0.15	4.16
Granted	2,138,904	0.02	2.91
Exercised	(3,288,904)	0.07	3.15
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2017	50,000	0.30	2.99
Granted	908,196	0.75	2.50
Exercised	(790,833)	0.02	2.25
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2018	167,363	4.01	2.94
Exercisable, March 31, 2018	167,363	4.01	2.94

At March 31, 2018, the intrinsic value of warrants outstanding and exercisable was $0.

Increase of Authorized Common Stock and Creation of Preferred Stock

On August 29, 2016, the Company’s board of directors and stockholders approved for the Company to file a Certificate of Amendment to its Articles of Incorporation (the “Certificate”) with the Secretary of State of the State of Nevada, which increased the Company’s authorized capital stock. The Certificate was filed and became effective on September 1, 2016. The Certificate increased the aggregate number of shares of capital stock which the Company has the authority to issue to 501,000,000 shares, consisting of 500,000,000 shares of the Company’s common stock and 1,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “preferred stock”).

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

Note 16 — Income Tax Provision

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ending March 31, 2018, and 21% for subsequent fiscal years. Since we are not in a current U.S. federal tax paying position, our U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act. The Company is currently in the process of evaluating the full impact of the Tax Act on its financial statements and has not completed this evaluation. The Company has reported provisional amounts reflecting reasonable estimates of the impact of the Tax Act. The Company has also made provisional estimates of other effects of the Tax Act, such as the measurement of deferred tax assets and liabilities related to executive compensation, the one-time transition tax, and net operating loss carryovers. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act. The Company will complete its accounting for the Tax Act once the Company has obtained, prepared, and analyzed all information needed (including computations) for its analysis, but no later than one year from the enactment date of the Tax Act.

The Company’s income tax provision can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, further interpretation and legislative guidance regarding the new Tax Act, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

The components of pretax income (loss) and provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2018	2017
Income (loss) before income taxes:
Domestic	$(23,330)	$(14,250)
Foreign	-	-
Total Income (loss) before income taxes	$(23,330)	$(14,250)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	6	-
Foreign	-	-
Total Current	6	-

Deferred:
U.S. Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-
Total Provision for income taxes	$6	$-

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2018	2017

Income taxes computed at Federal statutory rate	$(7,360)	$(4,845)
State tax — net of federal benefit	(330)	(827)
State Minimum Taxes	6	-
Change in Tax Rates	6	-
Change in valuation allowance	6,311	5,672
Permanent Differences	1,373	-
Total Provision for income taxes	$6	$-

As of March 31, 2018 and 2017, we had approximately $54.2 million and $15.4 million, respectively, of federal and state net operating losses.  These operating loss carryforwards are available to offset future taxable income which expire in varying amounts beginning in 2024 if unused. The Company obtained $136 million of net operating loss carryforwards through the acquisition of Slacker, Inc. in December 2017.  Utilization of these losses is limited by Section 382 of the Internal Revenue Code in fiscal year end March 31, 2018 and each taxable year thereafter.  The Company has estimated a limitation and revalued the losses at $25 million.  It is possible that the utilization of these NOL carryforwards may be further limited by other changes in ownership due to Section 382 of the Internal Revenue Code. The Company is undertaking a study to determine the applicable limitations, if any.  We currently believe that based on  available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2018 and 2017, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of (in thousands):

	Year Ended March 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$12,469	$6,152
Property and equipment	122	-
Accruals and reserves	333	-
Stock compensation	1,003	912
Tax credits	2,618	-
Impairment of note receivable	-	85
Loss on sale of investment in OCHL	-	1,116
Equity in earnings of OCHL	-	(53)
Indefinite Lived Intangibles	(10,009)
Capital loss carryforward	502	-
Gross deferred tax assets	7,038	8,212
Valuation allowance	(7,038)	(8,212)
Net deferred tax assets	$-	$-

Note 17 — Business Segment and Geographic Reporting

The Company determined its reporting units in accordance with ASC 280, “Segment Reporting” (“ASC 280”). Management evaluates a reporting unit by first identifying its’ operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

Management has determined that the Company has one consolidated operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Tesla provides premium Slacker service in all of their new vehicles. In the period from the acquisition of Slacker on December 29, 2017 through March 31, 2018, total revenues from Tesla were $1.8 million.

Geographic Information

The Company operates as an internet live music streaming platform based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 18 — Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments and the hierarchy level we used to estimate the fair values are shown below (in thousands):

	March 31, 2018
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$10,285	$10,285	$-	$-
Restricted cash	3,685	3,685	-	-
Liabilities:
Note payable	294	-	-	294
Bank debt	3,500	-	3,500	-
Unsecured convertible notes payable, net	4,916	-	-	4,916

	March 31, 2017
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,477	$1,477	$-	$-
Liabilities:
Note payable	277	-	-	277
Unsecured convertible notes payable, net	3,903	-	-	3,903

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2018 and 2017. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at March 31, 2018 and 2017.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s bank debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The Company’s Notes payable and Unsecured convertible notes payable with fixed rates are not publicly traded and carrying amounts approximate their fair values since the current interest rates and terms on these obligations are similar as prevailing market rates and are considered to be Level 3.

Note 19 — Subsequent Events

In April 2018, the Company entered into an employment agreement with a key employee that require agreed salary and bonus compensation of $0.3 million in the year ending March 31, 2019, $0.3 million in the year ending March 31, 2020, and less than $0.1 million in the year ending March 31, 2021. The agreement contains performance clauses that, if reached, could require additional yearly compensation of up to 100% of the annual salary. Furthermore, the employment agreement contains a separation clause that could require separation payment in the aggregate amount of $0.3 million.

In June 2018, we entered into a $10.6 million, 3-year debt facility with JGB Capital, LP (the “JGB Debt”). Amongst other terms, the JGB Debt bears annual interest at 12.75%, requires the Company to meet certain financial covenants on a quarterly basis, including maintaining a minimum $5 million cash balance, and is convertible into our common stock at a $10 price per common share (as defined). The Company expects to receive a net $9.6 million of proceeds from the JGB Debt which will be used to repay the SVB A/R Line and release the restricted cash collateral, and the remainder will be used for operating purposes.

Subsequent to March 31, 2018, the Company has entered into five new licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.5 million for the fiscal year ended March 31, 2019, $0.4 million for the fiscal year ended March 31, 2020, $0.2 million for the fiscal year ended March 31, 2021, $0.2 million for the fiscal year ended March 31, 2022 and $0.1 million for the fiscal year ended March 31, 2023. Four of the agreements also provide for a revenue share of 10-50% of net revenues. If the events do not occur as planned and/or the Company does not undertake production of such events, or if the revenue from these events does not allow the Company to recover its production costs, no additional liability for additional payments or promotional right will remain.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures at March 31, 2018, the end of the period covered by this Annual Report. Based on this Evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Prior to January 2018, the Company was largely focused on fund raising and our operational activities were limited to acquiring producing live streaming of festivals. As a result, we historically outsourced our primary financial function to a third party (the “Outsourced Financial Function”), which also included outside financial resources, financial record management, oversight and approvals over the Company’s underlying financial books and records and sole control over the Company’s financial system. In April 2017, we hired Jerry Gold as our EVP and Chief Financial Officer. Subsequent to his hiring, Mr. Gold served as the Company’s primary financial function; however, and through March 31, 2018 the Company did not hire any additional internal financial resources, and continued to use the Outsourced Financial Function in a similar capacity as it had done historically. As a result, we did not successfully remediate any of our historical or current material weaknesses. We however believe that when our remediation plan is fully developed, implemented and effective, the material weaknesses described below should be remediated and our overall control environment should be enhanced. But, because the reliability of the internal control process requires repeatable execution and testing over multiple fiscal quarters, any successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective, and it is possible that additional remediation steps will be necessary and/or that our material weaknesses will continue to persist. Further, we cannot at this time estimate how long it will take to remediate our material weaknesses, and our remediation plan may not ultimately be successful.

In light of the material weaknesses in our internal control over financial reporting, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with GAAP. Following such additional analyses and procedures, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to material weaknesses in our internal control over financial reporting described below. These material weaknesses were also present in the prior year.

Our assessment of internal control over financial reporting did not include the internal control over financial reporting of two business acquisitions acquired during the year: Slacker and the assets acquired from Wantickets and operated by LXL Tickets after the acquisition. These entities are included in our consolidated financial statements for the fiscal year ended March 31, 2018 and constituted $51.9 million of total assets and $29.6 million of net assets as of March 31, 2018, and $7.1 million of the Company’s consolidated revenues, $3.8 million of operating loss before discontinued operations, $4.3 million of discontinued operations and $8.4 million of net loss included in the Company’s net loss for the year ended March 31, 2018.

Control Environment

We did not sufficiently establish and maintain adequate internal control over financial reporting. Our Board of Directors did not exercise sufficient oversight responsibilities for management’s design, implementation and conduct of internal control over the five components of the COSO 2013 Framework. Our process to evaluate the competence and expertise necessary to support the growth and complexity of the business, its financial reporting, and response to address shortcomings was not sufficiently implemented during the fiscal year ended March 31, 2018. As a result, we continued to rely on Outsourced Financial Function and did not have a sufficient number of trained personnel with assigned responsibility and accountability for the conduct of financial reporting processes and the design and effective operation of internal controls in accordance with the COSO 2013 Framework.

We did not (i) sufficiently staff and evaluate the performance of internal control responsibilities, including expected levels of competence, and (ii) sufficiently provide performance incentives and rewards or exercise disciplinary actions, as appropriate. The Company did not sufficiently hold personnel accountable for their internal control responsibilities through performance measurement plans and goals, and did not provide sufficient education to personnel on COSO 2013 Framework and their financial reporting and related internal control responsibilities.

Risk Assessment

We did not have an effective control over the application of generally accepted accounting principles over the measurement, recognition and disclosures of critical accounting policies and practices, critical accounting estimates and certain significant unusual transactions.

We did not have a sufficiently documented risk assessment process to identify and analyze risks of misstatement due to error and/or fraud, including management override of controls, affecting the measurement, recognition and disclosures of transactions in the consolidated financial statements and to determine appropriate internal controls to manage the financial reporting risks.

We did not have an effective periodic risk assessment process to make necessary changes in financial reporting processes and related internal controls that were responsive to changes in the business operations and environment, IT systems, and personnel, such as the integration of significant business acquisitions.

Information and Communication

We did not have sufficient processes and controls in place to ensure the timely identification and communication of relevant and reliable information sourced internally and externally to financial reporting personnel, management, and our board of directors, to enable appropriate measurement and disclosure of such information in the Company’s financial reporting processes.

We did not establish sufficient controls over its various information technology systems to ensure that information used in financial reporting is timely, current, accurate, complete, accessible, protected and verifiable and retained.

Monitoring Activities

We did not design and implement and operate effective monitoring activities to ascertain whether the processes and internal controls related to the five COSO 2013 Framework components (and underlying principles) were present and functioning. The Company did not establish recurring monitoring activities over process level controls related to routine transactions or monitoring activities over controls related to unusual non-recurring transactions. The Company did not have an effective, functioning internal audit group during the year whose responsibility it was to monitor the effectiveness of internal controls.

We did not have a timely process to remediate our existing control deficiencies.

Control Activities

As a consequence of the ineffective control environment, risk assessment, information and communication and monitoring activities components, the Company did not sufficiently design, implement, and maintain control activities at the transaction level that mitigate the risk of material misstatement in financial reporting resulting in the transaction-level material weaknesses described below. The Company did not develop written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls, nor did the Company emphasize the need to retain the required documentation to demonstrate and ensure that controls consistently operated at a sufficient level of precision to prevent and detect potential errors. The following deficiencies in control activities were identified:

Financial Statement Close and Reporting Process

●	Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures.

GITCS and Automated Controls

●	Ineffective general information technology controls (GITCs) over all IT operating systems, databases, and IT applications supporting financial reporting processes across the organization. GITCs include controls over new systems development, program changes and user access controls commensurate with the user’s job responsibilities and authorities and are necessary to address different IT systems used in the financial reporting processes across the organization. Accordingly, automated process-level controls and manual controls that are dependent upon the information derived from IT systems are also determined to be ineffective. Additionally, the Company did not have effective end-user computing controls over spreadsheets used in the financial reporting process.

Accounts Payable, Accrued Liabilities and Contingencies

●	Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the procurement of goods and services and invoice processing and cash disbursements, and the completeness, existence, accuracy and presentation of accounts payable, accrued liabilities and estimated contingent liabilities.

Income Taxes

●	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of income tax accounts including income tax expense (benefit) and withholding tax expense, deferred tax assets and liabilities, uncertain tax positions, and taxes payable and receivable.

Payroll

●	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation of payroll and related expenses.

Stock-Based Compensation

●	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy and presentation over stock-based compensation for existing plans and new stock-based compensation arrangements.

Treasury

●	Ineffective design and implementation, and operation of controls over the completeness, existence, accuracy, valuation and presentation of certain financial liabilities, specifically in relation to the valuation methods selected and third-party pricing data used.

●	Ineffective controls over cash management functions.

Business Combination

●	Ineffective design and implementation, and operation of controls over the completeness, existence and accuracy of the fair value of the acquired assets and assumed liabilities in connection with the finalization of the purchase price allocation. In addition, we do not have effective processes and related internal controls to execute and account for an acquired business.

Significant and Unusual Non-Routine Transactions

●	Ineffective design and implementation, and operation of controls to evaluate the completeness, existence, accuracy, valuation and presentation of non-routine transactions.

These control deficiencies resulted in several immaterial errors to the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements included in this Annual Report. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2018.

Remediation Plan

We have identified and begun to implement several steps, as further described below, to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Our remediation process has included, but is not limited to:

●	Our Board formed the Audit Committee and appointed an Audit Committee Chairman with extensive accounting and auditing experience.

●	Our Board appointed a new Chief Financial Officer in April 2018, and emphasized his responsibilities relating to an improved financial reporting and internal control environment.

●	In May 2018, we engaged qualified third-party accounting and Sarbanes-Oxley Act experts to assist in the evaluation of and enhance our financial reporting and internal control environment.

●	Our Audit Committee has frequent communications with management regarding our financial reporting and internal control environment.

●	We revised our organization structure and commenced hiring key employees, including a qualified Vice President and Controller in April 2018 and accounting staff in May 2018 with the appropriate expertise and competence to assume assigned responsibility and accountability for financial reporting processes and internal controls. Additional key employees are required.

●	We are investing in information technology (“IT”) products and platforms to enhance our financial reporting and internal control environment.

In addition, we plan to:

●	Provide education and training to employees on the Company’s accounting policies and procedures, our business processes and internal controls such that employees are aware of the importance of operating effective internal controls;

●	Further develop the detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the control environment, risk assessment, information and communication, and monitoring activities;

●	Further develop and document detailed policies and procedures regarding our business processes for significant accounts, critical accounting policies and procedures, critical accounting estimates and significant unusual transactions and design and implement and operate effective process-level controls to mitigate the risk of misstatement due to error and/or fraud;

●	Improve our IT control environment by replacement, integration and implementation of systems; and

●	Establish effective general controls over relevant IT systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no other changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of the Company’s Chief Executive Officer and the Chief Financial Officer, respectively. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B.	Other Information

In June 2018, we entered into a $10.6 million, 3-year debt facility with JGB Capital, LP (the “JGB Debt”). Amongst other terms, the JGB Debt bears annual interest at 12.75%, requires the Company to meet certain financial covenants , including maintaining a minimum $5 million cash balance, and is convertible into our common stock at a $10 price per common share (as defined). The Company expects to receive a net $9.6 million of proceeds from the JGB Debt which will be used to repay the SVB A/R Line and release the restricted cash collateral, and the remainder will be used for operating purposes.

Subsequent to March 31, 2018, the Company has entered into five new licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.5 million for the fiscal year ended March 31, 2019, $0.4 million for the fiscal year ended March 31, 2020, $0.2 million for the fiscal year ended March 31, 2021, $0.2 million for the fiscal year ended March 31, 2022 and $0.1 million for the fiscal year ended March 31, 2023. Four of the agreements also provide for a revenue share of 10-50% of net revenues. If the events do not occur as planned and/or the Company does not undertake production of such events, or if the revenue from these events does not allow the Company to recover its production costs, no additional liability for additional payments or promotional right will remain.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of June 25, 2018:

Name	Age	Position
Executive Officers
Robert S. Ellin	53	Chief Executive Officer, Chairman of the Board and Director
Michael Zemetra	47	Chief Financial Officer, Executive Vice President and Secretary
Douglas Schaer	46	Chief Operating Officer
Jerome N. Gold	72	Chief Strategy Officer, Executive Vice President and Director
Blake Indursky	46	Chief Business Officer and Executive Vice President
Schuyler Hoversten	36	Chief Revenue Officer
Mike Bebel	56	Executive Vice President of Corporate Development and Rights Management

Non-Employee Directors
Jay Krigsman	53	Director
Craig Foster	47	Director
Tim Spengler	54	Director

Executive Officers

Robert S. Ellin.  Mr. Ellin has served as our Chairman (or Executive Chairman prior to September 1, 2017) of our board of directors since September 2011 and as our Chief Executive Officer (or President prior to September 1, 2017) since September 2011. On September 2, 2017, our board of directors changed Mr. Ellin’s title from President to Chief Executive Officer. Mr. Ellin formerly served as our Chief Executive Officer from September 9, 2011 to April 30, 2014 and as our Chief Financial Officer from April 26, 2012 until September 30, 2013. Mr. Ellin has more than 20 years of investment and turnaround experience. He is Managing Director and Portfolio Manager of Trinad Capital. Trinad Capital is our principal stockholder and a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin was a founder, and served as a member of the board of directors from February 2005 to September 2013, and as Executive Chairman of the board of directors, of Mandalay Digital Group, Inc. (MNDL) from December 2011 to April 2013. He has also served on the Board of Governors at Cedars-Sinai Hospital in Los Angeles, California since March 2007. Prior to joining Trinad Capital, Mr. Ellin was the founder and President of Atlantis Equities, Inc. (“Atlantis”), a private investment company. Founded in 1990, Atlantis actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, he spearheaded investments into THQ, Inc., Grand Toys, Forward Industries, Inc. (FORD), Majesco Entertainment (COOL) and iWon.com. Mr. Ellin also completed a leveraged buyout of S&S Industries, Inc. where he served as President from 1996 to 1998. S&S Industries was one of the largest manufacturers in the world of underwires which had strong partnerships with leading companies including Bally’s, Maidenform, and Sara Lee. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was Manager of Retail Operations at Lombard Securities. Mr. Ellin received his BBA degree from Pace University.

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

Michael Zemetra.  Mr. Zemetra has served as our Chief Financial Officer and Executive Vice President since April 2018. Prior to his appointment with our Company, Mr. Zemetra served as the Vice President of Finance (divisional Chief Financial Officer for the business cloud division of j2 Global (NASDAQ: JCOM) since March 2018. From June 2013 to August 2016, Mr. Zemetra served as the Chief Financial Officer and Chief Accounting Officer for the in-flight entertainment services company, Global Eagle Entertainment (NASDAQ: ENT), and from May 2008 to June 2013, as Senior Vice President and Chief Accounting Officer for digital content and media company, Demand Media, Inc. (now Leaf Group, NASDAQ: LFGR). Mr. Zemetra is a seasoned executive with extensive financial and operational experience in building, managing and scaling large global organizations, systems and operations. Mr. Zemetra has built and led financial organizations across multi-billion-dollar technology, media, ecommerce, entertainment, retail and telecommunications companies. Mr. Zemetra holds a Masters in Accounting from the University of Southern California, a Bachelor of Arts in Business-Economics from the University of California, Riverside and received his CPA license from the State of California.

Jerome N. Gold.  Mr. Gold has served as our Chief Strategy Officer and Executive Vice President since April 2018 and from April 2017 to April 2018, Mr. Gold served as our Chief Financial Officer and Executive Vice President. Mr. Gold has been serving as a member of our board of directors since April 16, 2018. From October 2015 to April 2017, Mr. Gold was Managing Director at Pacific Capital Partners LLC, an investment firm arranging debt and equity financing for real estate, technology and entertainment ventures. From July 2013 to April 2017, Mr. Gold served as Chief Executive Officer of Biometrics Technology International Inc., a start-up company which he co-founded, that developed patented authentication and security technology to replace passwords using facial, voice, fingerprint and signature recognition to control access to valuable and confidential information. From July 2011 to June 2013, Mr. Gold served as Chief Executive Officer of Bonded Services, one of the leading providers of asset management services for the media and entertainment market. Mr. Gold has been a music and entertainment executive for the past 37 years, including serving as the Executive Vice President and Chief Financial Officer of Warner Music Group for nearly a decade. In addition to his responsibilities as Warner Music’s Chief Financial Officer, he extended his focus to strategic planning, mergers and acquisitions and joint ventures. Mr. Gold also managed Warner Music’s investment in Columbia House, a direct marketing joint venture with Sony Music, and was a member of the board of directors. Mr. Gold was also a partner at Ernst & Young for 12 years and led the firm’s media and entertainment practice where he was responsible for clients like Time Warner, PolyGram, Boston Ventures and Silver Screen Partners. Mr. Gold received his BBA in Business Administration from Baruch College and passed the Certified Public Accountant exam.

Our board of directors has concluded that Mr. Gold is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based on, among other factors, his professional chief financial officer background and experience, including having been a music and entertainment executive for the past 37 years, including serving as the Executive Vice President and Chief Financial Officer of Warner Music Group for nearly a decade, extensive strategic planning, mergers and acquisitions and joint ventures experience, and deep familiarity with our Company. Mr. Gold is not a member of any committee and he is not expected to be appointed to any committees of the board of directors, in accordance with Nasdaq’s independent director requirements.

Douglas Schaer. Mr. Schaer has served as our Chief Operating Officer since May 2017. Mr. Schaer has also been involved with the Company in an advisory capacity since January 2016, providing strategic guidance and introductions, and in the process crafting and managing effective marketing and operational solutions. An experienced entrepreneur and business strategist, Mr. Schaer specializes in franchise asset development and foundation building in the entertainment and sports genres. From July 2011 to April 2017, Mr. Schaer served as Chief Operating Officer for Hero Ventures, an innovative live entertainment production and touring company. He continues to serve on its board of directors. Prior to launching Hero Ventures, Mr. Schaer co-founded Silent Partner Media, a boutique, creative marketing and consulting firm with a distinctive entertainment, sports and music industry client list, after a long stint as a certified player agent by the Major League Baseball Players Association (since 1998), where he was regarded for his expertise in the niche area of Baseball Salary Arbitration preparation and litigation. Mr. Schaer earned a BA in Government from Wesleyan University, and holds a JD from the University of Southern California Gould School of Law and was admitted to the California State Bar.

Blake Indursky. Mr. Indursky has served as our Executive Vice Chairman and Senior Vice President of Operations on October 6, 2015, which title was changed to Chief Business Officer and Executive Vice President on May 7, 2016. Mr. Indursky was a member of our Advisory Board from August 2015 until October 2016. Mr. Indursky has over 20 years of experience as an executive in various music and technology companies. Mr. Indursky was President of Flying Point Ventures, LLC, a brand marketing, live event, and online and emerging technology advisory firm, from 2009 to 2014. Between 2006 and 2008, Mr. Indursky was Director Acquisitions for RAL Companies where he purchased New York properties for development of luxury residential apartments and condominiums. Prior to that, Mr. Indursky served as Vice President of Sony Music Entertainment from 2001 to 2004 and was employed in various executive capacities with Sony Music since 1991. Mr. Indursky is a member of both the New York and New Jersey State Bars and received a JD in Law from Hofstra University and a BA in Liberal Arts from American University.

Schuyler Hoversten. Mr. Hoversten has served as our Chief Revenue Officer since October 2015. Mr. Hoversten has over 10 years of business and revenue development experience on his side, having previously served as the Director of Revenue Development for the Los Angeles Dodgers from 2009 to 2014. He previously served as Vice President of Business Development for the Colorado Crush Arena Football Team working directly for Hall of Fame Quarterback and entrepreneur, John Elway. Prior to joining our team, Mr. Hoversten served as the Team President of the LA KISS arena football team from 2013 to 2015 and  reported directly to, and leveraged the brands of, iconic artists like Gene Simmons and Paul Stanley. At LA KISS, Mr. Hoversten oversaw all aspects of the business, including sponsorship, ticketing, game day operations, marketing and merchandise. He has a BA in Marketing from University of Colorado Boulder.

Mike Bebel. Mr. Bebel has served as Executive Vice President of Corporate Development and Rights Management on a full-time basis since January 2018 and, prior to that, on an interim basis since August 2017. Mr. Bebel is a music industry veteran and digital music service entrepreneur with more than 20 years of global operating experience. Since June 2016, Mr. Bebel consulted for several digital media and entertainment companies assisting with strategic planning, forecasting, operational development, business development, music licensing and music industry relations. From May 2015 to May 2017, Mr. Bebel was the Chief Operating Officer of MixRadio, LTD, a division of LINE Corporation, where he led the product management, product marketing, engineering, global music industry relations, music licensing and content programming teams. From August 2009 to April 2015, Mr. Bebel held various digital entertainment leadership positions at Nokia, Inc. and Microsoft. From January 2008 to June of 2009, Mr. Bebel was the Chief Executive Officer of Total Music, LLC a joint venture between the Universal Music Group and Sony Music Entertainment. From August 2006 until January 2008, Mr. Bebel was the President and Chief Executive Officer of Ruckus Network, Inc. From September 2005 until July 2006, Mr. Bebel served as the Chief Executive Officer of Mashboxx, LLC. From May 2003 to February 2004, Mr. Bebel served as the President and Chief Operating Officer of Napster. Prior to this, Mr. Bebel served as the Chief Operating Officer and Chief Executive Officer of Pressplay, an early digital music subscription service, since its founding as a joint venture between the Universal Music Group and Sony Music Entertainment in May 2001. Prior to this, Mr. Bebel was an Executive Vice President at the Universal Music Group. Mr. Bebel holds an MBA in Finance and Economics from Binghamton University and a BS in Accounting from the State University of New York at Fredonia.

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

Our board of directors has concluded that Mr. Krigsman is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based on, among other factors, his professional background and experience in acquisitions and management and him being the Executive Vice President and Asset Manager of The Krausz Companies for over 20 years. Our board of directors expects to appoint Mr. Krigsman as a member of the Company’s audit, compensation and nominating and governance committees when such committees are formed. We may appoint Mr. Krigsman to any other newly formed committees of the board of directors.

Craig Foster. Mr. Foster has served as a director of our Company since July 7, 2017. Mr. Foster previously served as the Chief Financial Officer and Chief Accounting Officer of Amobee, Inc., a digital advertising platform, from April 2015 until May 2017. From February 2013 until April 2015, Mr. Foster served as Chief Financial Officer and Chief Accounting Officer of Ubiquiti Networks, Inc., a publicly-traded networking and communications company. From June 2012 to February 2013, Mr. Foster served as Director in the technology infrastructure and software group of Credit Suisse Securities (USA) LLC, an investment bank. From August 2007 to June 2012, Mr. Foster served as an Executive Director and co-head of the software group of UBS Securities LLC, an investment bank. Mr. Foster has also held various management positions at RBC Capital Markets, an investment bank, Loudcloud, a software and services platform, PricewaterhouseCoopers, a public accounting firm and Deloitte, a public accounting firm. Mr. Foster holds an M.B.A. in Finance from the Wharton School of Business and a B.A. in Economics from the University of California, San Diego.

Our board of directors has concluded that Mr. Foster is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based on, among other factors, his experience in technology and software for over 10 years. Our board of directors expects to appoint Mr. Foster as the chairman of the board of director’s audit committee, compensation committee and nominating and governance committees when such committees are formed. We may appoint Mr. Foster to any other newly formed committees of the board of directors.

Tim Spengler. Mr. Spengler has served as a director of our Company since September 27, 2017. Mr. Spengler has more than 25 years of experience working directly with marketers to drive business results through innovative approaches to media. From July 2016 until June 2017, he served as President and Chief Revenue Officer of Simulmedia, an advertising technology firm. From October 2015 through June 2016, Mr. Spengler served as Chief Executive Officer of FUISZ Video, an interactive digital video company. From November 2013 through October 2014, Mr. Spengler served as President/Content Marketing and Revenue Strategy for iHeart Media, a leading media company delivering music, news and talk content across multiple platforms. Mr. Spengler served as a senior executive at IPG for nearly two decades, holding positions of increasing responsibility, including President, North America for Initiative from 2008 to 2012 and Worldwide Chief Executive Officer for MAGNA GLOBAL from 2012 to 2013. Mr. Spengler currently sits on the Board of Directors for the Hollywood Radio & Television Society and National Association of Television Program Executives. He is also on the advisory board of emerging media companies, including Influential Social and IgnitionOne. Mr. Spengler received a B.A. in Political Science from Washington University in St Louis, Missouri.

Our board of directors has concluded that Mr. Spengler is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based on, among other factors, his experience in marketing and television for over 20 years. Our board of directors expects to appoint Mr. Spengler as a member of the Company’s audit, compensation and nominating and governance committees when such committees are formed. We may appoint Mr. Spengler to any other newly formed committees of the board of directors.

Advisory Board

To complement our management team and board of directors, our Company has an active Advisory Board, each of whom are renowned in their respective fields and are considered thought leaders in the entertainment industry by their peers, further enhance our credibility and provide invaluable strategic guidance and introductions to our Company. Members of the Advisory Board serve for a one-year term and in consideration for their services receive certain equity awards. The Advisory Board is available to provide advice, networking and guidance to our management on any number of issues in a particular field of expertise. Our Advisory Board members have experience in the media and entertainment industries as follows:

Steven Bornstein — Former Chief Executive Officer of ESPN and NFL Network.

Jason Flom — Chief Executive Officer of Lava Records; former Chief Executive Officer of Atlantic Records and Virgin Records.

Chris McGurk — Former Chief Operating Officer of MGM and Universal Pictures; former President of Walt Disney Motion Picture Group.

Hank Neuberger — Lead Producer of Coachella, Lollapalooza, Austin City Limits, Bonnaroo music festivals.

Jules Haimovitz — Mr. Haimovitz has more than 35 years' experience developing, managing and leading some of the most well-known cable networks and production companies in entertainment, including Showtime, Lifetime, MGM, Dick Clark Productions, Viacom, Aaron Spelling Productions, Inc. and more.

Roger Werner — Mr. Werner has more than 30 years of experience in the television and digital industries, designing, building and managing some of world's most successful networks, including ESPN and what is now Fox Sports West and Fox Sports Americas.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws and the provisions of the Delaware General Corporation Law. Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until his or her resignation, death or removal in accordance with our Bylaws or the Delaware General Corporation Law.

Our officers are appointed by our board of directors and hold office until removed by our board of directors at any time for any reason.

Family Relationships

There are no family relationships between or among any of our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that each of Messrs. Foster, Krigsman and Spengler qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq and applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our board of directors has established the following three standing committees: audit committee; compensation committee; and nominating and corporate governance committee, or nominating committee. Our board of directors has adopted written charters for each of these committees. Copies of such committee charters are available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures;

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-person transactions.

Our audit committee consists of Messrs. Foster, Krigsman and Spengler, with Mr. Foster serving as the chairman. Our board of directors has affirmatively determined that Messrs. Foster, Krigsman and Spengler meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3. Our board of directors has determined that Mr. Foster qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The compensation committee is responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors and executive officers;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our compensation committee consists of Messrs. Foster, Krigsman and Spengler, with Mr. Krigsman serving as the chairman. Our board of directors has affirmatively determined that Messrs. Foster, Krigsman and Spengler meet the definition of “independent director” for purposes of serving on a compensation committee.

Nominating Committee

The purpose of the nominating committee is to assist the board in identifying qualified individuals to become board members, in determining the composition of the board and in monitoring the process to assess board effectiveness. Our nominating committee consists of Messrs. Foster, Krigsman and Spengler, with Mr. Foster serving as the chairman. Our board of directors has affirmatively determined that each of Messrs. Foster, Krigsman and Spengler meet the definition of “independent director” for purposes of serving on a nominating committee.

Board Leadership Structure

Currently, the office of Chairman of our board of directors and Chief Executive Officer are held by Robert Ellin. Due to our size and early stage of operations, we believe it is currently most effective to have the Chairman of the board of directors and Chief Executive Officer positions be held by the same individual.

Risk Oversight

Our board of directors will oversee a company-wide approach to risk management. Our board of directors will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our board of directors will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our compensation committee will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee will oversee management of enterprise risks and financial risks, as well as potential conflicts of interests. Our board of directors will be responsible for overseeing the management of risks associated with the independence of our board of directors.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A copy of this code is available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee of our board of directors was at any time during fiscal year ended March 31, 2018, or at any other time an officer or employee of our Company. None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our board of directors or the compensation committee. No member of our compensation committee has any other business relationship or affiliation with us other than his or her service as a director.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the fiscal year ended March 31, 2018, except that Mr. Ellin’s Form 4 filed with the SEC on March 28, 2018, and Form 4 filed with the SEC on April 5, 2018, were inadvertently filed late.

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

Our nominating committee assist the board in identifying qualified individuals to become board members, in determining the composition of the board and in monitoring the process to assess board effectiveness.

Changes to the Procedures by Which Security Holders May Recommend Nominees to Our Board of Directors — During the year ended March 31, 2018, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 11.	Executive Compensation

Our named executive officers, consisting of our principal executive officer and the next two most highly compensated executive officers as of March 31, 2018 (the “Named Executive Officers”), were:

●	Robert Ellin, Chief Executive Officer, Chairman and Director;

●	Jerome N. Gold, Chief Strategy Officer and Executive Vice President; and

●	Douglas Schaer, Chief Operating Officer.

Summary Compensation Table

The following table sets forth, for the fiscal years ended March 31, 2018 and 2017, compensation awarded or paid to our Named Executive Officers, which gives effect to a reverse stock split of one-for-three (1:3), which became effective as of October 16, 2017.

Name and Principal Position	Fiscal Year ended March 31	Salary ($)		Bonus ($)		Stock Awards ($)(4)		Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)		Total ($)
Robert Ellin,	2018	397,849	(3)	—		—		5,201,328	(5)	—	—	17,012	(6)	5,616,189
CEO, Chairman & Director(2)	2017	360,000	(3)	—		—		—		—	—	16,739	(6)	376,739
Jerome N. Gold, Chief Strategy Officer,	2018	163,753		100,000	(8)	501,000	(9)	2,878,387	(9)	—	—	—		3,643,140
EVP, Director(7)	2017	—		—		—		—		—	—	—		—
Douglas Schaer,	2018	170,815				668,000	(11)	—	(11)	—	—	—		838,815
COO(10)	2017	—		—		—		—		—	—	—		—

(1)	Unless otherwise indicated, the amount of perquisites and other personal benefits has been excluded as the total value of perquisites and other personal benefits for each Named Executive Officer per year was less than $10,000.

(2)	Mr. Ellin has served as our Chief Executive Officer and Chairman since September 1, 2017 (prior to that as President and Executive Chairman since September 9, 2011) and as a director since September 9, 2011. On September 2, 2017, our board of directors changed Mr. Ellin’s title from President to Chief Executive Officer, and his position as Executive Chairman was changed to Chairman.

(3)	For the fiscal year ended March 31, 2018, the amount shown in the “Salary” column represents payments by us to (i) Trinad LLC, the manager of Trinad Capital and one of our principal stockholders, from April 1, 2017 to December 27, 2017, pursuant to the Management Agreement, dated as of September 23, 2011, and (ii) Mr. Ellin from December 27, 2018 to December 31, 2017. For the fiscal year ended March 31, 2017, the amount shown in the “Salary” column represents payments by us to Trinad LLC from April 1, 2016 to March 31, 2017, pursuant to the Management Agreement. Mr. Ellin is the Managing Member of Trinad LLC. Pursuant to the terms of the Management Agreement, Trinad LLC provided certain management services to us, including, without limitation, relating to the sourcing, structuring and negotiation of a potential business combination involving our Company, in consideration of (i) an aggregate cash fee of $2,080,000, which was payable in $90,000 increments in advance of each consecutive 3-month period during the term of the Management Agreement and with $1,000,000 due at the end of the 3-year term, which was paid during March and April 2017, and (ii) the issuance of a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.225 per share, which was issued in September 2011. In August 2016, the warrant was exercised in full on a cashless basis, resulting in the issuance of 716,216 shares of our common stock. The term of the Management Agreement expired on September 23, 2014, and Trinad Management continued to provide services to us for a cash fee of $30,000 per month on a month-to-month basis pursuant to an arrangement described below. On September 7, 2017, we entered into an employment agreement with Mr. Ellin for a term of five years at an annual salary of $650,000 payable commencing on the day of the closing of the Public Offering (December 27, 2017). Pursuant to Mr. Ellin’s employment agreement, we agreed to continue to pay to Trinad LLC a cash fee at the rate of $30,000 per month (or pro-rata thereof) until the completion of the Public Offering, consistent with the terms of the Management Agreement, whether such agreement was terminated or not prior to the date that the Public Offering was completed. On September 7, 2017, in connection with his employment agreement, we entered into an option award agreement with Mr. Ellin whereby we issued to him options to purchase 1,166,667 shares of our common stock at an exercise price of $4.00 per share (the offering price of our public offering completed in December 2017).

(4)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 2 – Summary of Significant Accounting Policies – “Stock-Based Compensation” of the Company’s financial statements for the year ended March 31, 2018 included elsewhere in this Annual Report. In light of the very limited trading of our common stock at such time, such aggregate grant date fair value was determined at the time (i) for Mr. Ellin and Mr. Schaer, based on the most recent price of $5.01 per share, the price at which we sold shares of our common stock in a private placement around the same time as the grant date, and (ii) for Mr. Gold, based on the price of $4.00 per share, equal to the closing trading price of shares of our common stock on such date.

(5)	Effective as of September 7, 2017, Mr. Ellin was granted 1,166,667 stock options, with the exercise price of $4.00 per share, pursuant to his Employment Agreement, dated as of September 7, 2017. See below table “Outstanding Equity Awards at Fiscal Year Ended” for the description of the vesting and lock-up conditions applicable to such grant.

(6)	The amounts for 2018 and 2017 represent car lease payments paid by us on Mr. Ellin’s behalf.

(7)	Mr. Gold served as our Chief Financial Officer from April 12, 2017 to April 13, 2018. Effective as of April 13, 2018, in connection with Mr. Zemetra’s appointment as our Chief Financial Officer, our board of directors changed Mr. Gold’s title from Chief Financial Officer to Chief Strategy Officer.

(8)	Effective on the date of the completion of the Public Offering (December 27, 2017), Mr. Gold earned a bonus of $100,000 payable on March 31, 2019 in accordance with Amendment No. 1 to this Amended and Restated Employment Agreement, dated as of December 14, 2017.

(9)	Mr. Gold was granted an award (i) effective as of April 12, 2017, of 100,000 shares of our common stock made pursuant to Mr. Gold’s original Employment Agreement, dated as of April 12, 2017, (ii) effective as of September 1, 2017, of 333,333 stock options, with the exercise price of $1.65 per share, pursuant to his Amended and Restated Employment Agreement, dated as of September 1, 2017, and (iii) effective as of December 14, 2017, of 333,333 stock options, with the exercise price of $4.00 per share, pursuant to Amendment No. 1 to his Amended and Restated Employment Agreement, dated as of September 1, 2017. See below table “Outstanding Equity Awards at Fiscal Year Ended” for the description of the vesting and lock-up conditions applicable to such grant.

(10)	Mr. Schaer has been serving as our Chief Operating Officer since May 3, 2017.

(11)	Effective as of May 3, 2017, Mr. Schaer was granted an award of 133,334 shares of our common stock made pursuant to Mr. Schaer’s Employment Agreement, dated as of May 3, 2017. See below table “Outstanding Equity Awards at Fiscal Year Ended” for the description of the vesting and lock-up conditions applicable to such grant.

Named Executive Officer Employment Agreements

Robert Ellin — On September 23, 2011, we entered into a Management Agreement with Trinad LLC, the manager of Trinad Capital, which is one of our principal stockholders. Mr. Ellin is the Managing Director and Portfolio Manager of Trinad LLC. Pursuant to the terms of the Management Agreement, Trinad Management provided certain management services to us, in consideration of (i) an aggregate cash fee of $2,080,000, which was payable in $90,000 increments in advance of each consecutive 3-month period during the term of the Management Agreement and with $1,000,000 due at the end of the initial 3-year term, which was paid during March and April 2017, and (ii) the issuance of a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.225 per share. In August 2016, the warrant was exercised in full on a cashless basis, resulting in the issuance of 716,216 shares of our common stock. The initial term of the Management Agreement has expired and Trinad LLC continues to provide services to us for a cash fee of $30,000 a month, on a month-to-month basis pursuant to an unwritten arrangement. From April 1, 2015 to March 31, 2017, we incurred $720,000 of fees under the unwritten arrangement, and we incurred $150,000 of fees under the unwritten arrangement from April 1, 2017 to August 31, 2017. On September 7, 2017, we entered into an employment agreement with Mr. Ellin for a term of five years at an annual salary of $650,000 payable commencing on the day of the closing of the Public Offering. Pursuant to Mr. Ellin’s employment agreement, we agreed to continue to pay to Trinad Management a cash fee at the rate of $30,000 per month (or pro-rata thereof) until the completion of the Public Offering (December 27, 2017), consistent with the terms of the Management Agreement, whether such agreement was terminated or not prior to the date that the Public Offering was completed. On September 7, 2017, in connection with his employment agreement, we entered into an option award agreement whereby we issued options to purchase 1,166,667 shares of our common stock with an exercise price of $4.00 per share (the offering price of our public offering completed in December 2017). (the “Ellin Options”). The Ellin Options were granted pursuant to our 2016 Plan. The first tranche of 666,667 shares underlying the Ellin Options (the “Ellin Service Options”) shall vest in one-twelfth increments every three months for a three year period from the effective date of his employment agreement. Each tranche of the Ellin Service Options shall become exercisable one year after the date such tranche shall vest. In the event of a Change of Control (as defined in his employment agreement), any unvested portion of the Ellin Service Options shall vest and become exercisable effective immediately prior to such event. The second tranche of 500,000 shares underlying the Ellin Options shall 100% vest if prior to the third anniversary of the effective date of his employment agreement the shares of our common stock shall have traded at a price of $30.00 per share or more for a period of 90 consecutive trading days during which an average of at least 166,667 shares are traded per day (the “Ellin Performance Options”). The Ellin Performance Options shall become exercisable one year after the vesting date, provided that, in the event of a Change of Control, if the Ellin Performance Options have vested prior to such date, they shall be immediately exercisable upon such event. Each tranche of the Ellin Options and the shares underlying such options is subject to a lock-up restriction for a period of 12 months from the date that such tranche of the options vests; provided, that such restriction period shall terminate with respect to all Ellin Options and the shares underlying such options 24 months from the effective date of Mr. Ellin’s employment agreement.

Jerome N. Gold — In September 2017, we entered into an amended and restated employment agreement with Mr. Gold for a term of three years at an annual salary of $120,000 for the period commencing from the effective date of his employment agreement to the day immediately prior to the closing the Public Offering. Following the closing of the Public Offering, Mr. Gold’s annual salary shall increase to $300,000. Mr. Gold shall also receive a $250,000 cash bonus within thirty days after such closing. Mr. Gold is also eligible to receive a Performance Bonus (as defined in his employment agreement) equal to 100% of his base salary and payable in accordance with the annual bonus plan applicable to our senior executives to be established following the closing of the Public Offering. Mr. Gold was also granted options to purchase 333,333 shares of our common stock at a price of $1.65 per share (the “Gold Options”). The Gold Options were granted pursuant to our 2016 Plan. The Gold Options shall vest in increments, with the first tranche of one-twelfth of the shares underlying the Gold Options vesting three months from the effective date of his employment agreement, with an additional one-twelfth of the shares underlying the Gold Options vesting every third month thereafter through the expiration of the three-year term. Each tranche of the Gold Options shall become exercisable on the earlier of (i) one year after the date such portion shall vest, (ii) the second anniversary of the effective date of Mr. Gold’s employment agreement, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of our Company. In the event of a Change of Control (as defined in his employment agreement), any unvested portion of the Gold Options shall vest and become exercisable effective immediately prior to such event. Each tranche of the Gold Options and the shares underlying such options is subject to a lock-up restriction for a period of twelve months from the date that such tranche of the options vests; provided, that such restriction period shall terminate with respect to all Gold Options and the shares underlying such options twenty-four months from the effective date of Mr. Gold’s employment agreement. On December 14, 2017, pursuant to an amendment of his employment agreement, Mr. Gold was granted options to purchase an additional 333,333 shares of our common stock (the “Additional Options”) at a price of $4.00 per share, which the parties agreed reflected the fair market value of the shares and the bonus payable upon the closing of the Public Offering was reduced to $100,000 and deferred until March 31, 2019. The Additional Options shall vest in increments, with the first tranche of one-twelfth of the shares underlying the Additional Options vesting three months from the effective date of the amendment, with an additional one-twelfth of the shares underlying the Additional Options vesting every third month thereafter through the expiration of the three-year term.

If Mr. Gold’s employment is terminated by us without “Cause” or by Mr. Gold for “Good Reason” (each as defined in his employment agreement, subject to our right to cure), he will be entitled to termination benefits, pursuant to which (i) we will pay Mr. Gold certain accrued obligations and prior year bonus amounts, if any; and (ii) subject to timely execution and non-revocation of a release as provided in his employment agreement (v) we will continue to pay Mr. Gold his base salary for a period from the termination date through the lesser of twelve months or the period through and inclusive of the last day of the three-year term of his employment agreement; (w) unvested Gold Options, Additional Options and Other Equity Awards (as defined in his employment agreement) shall automatically accelerate and become vested and exercisable for a period of twelve months from the termination date, but in all events no later than the end of the applicable term for each such award; (x) any such accelerated Gold Options, Additional Options and Other Equity Awards shall remain outstanding and be exercisable, to the extent applicable, for a period of twelve months from the later of the termination date or the date the award first becomes vested and exercisable, but in all events no later than the applicable term for each such award; (y) all restrictions on the Other Equity Awards shall automatically and immediately lapse; and (z) we will continue to cover costs for Mr. Gold’s and his dependents continued participation in our medical plans from the termination date through and inclusive of the lesser of twelve months or the period through the date on which he obtains other coverage. Mr. Gold’s employment agreement contains covenants for the benefit of our Company relating to non-competition during the term of his employment and protection of our confidential information, customary representations and warranties and indemnification obligations.

Douglas Schaer — In May 2017, we entered into an employment agreement with Mr. Schaer for a term of two years at an annual salary of $180,000, which increased to $210,000 in January 2018 following the closing of the Public Offering. In addition, Mr. Schaer was granted 133,333 shares of our common stock that will vest in increments, with the first tranche of 66,667 shares vesting 12 months from the effective date of the employment agreement and the remaining number of shares vesting monthly thereafter, with 100% vesting over the 24-month term of the employment agreement. Mr. Schaer is also eligible, at the discretion of our board of directors, to receive an annual performance bonus. If Mr. Schaer’s employment is terminated by us without Cause or he resigns for Good Reason, subject to a 30-day cure period (each as defined in his employment agreement), Mr. Schaer would be entitled to certain payments subject to certain forfeiture conditions set forth in his employment agreement. Mr. Schaer’s employment agreement contains covenants for our benefit relating to non-competition during the term of employment and the applicable severance period thereafter and protection of our confidential information, customary representations and warranties and indemnification obligations. Effective as of March 11, 2017, Mr. Schaer was granted options to purchase 250,000 shares of our common stock at a price of $4.00 per share, which was the fair market value of our shares of common stock on January 31, 2018, the date of approval of such grant by our board of directors. The options shall vest in three equal increments, with the first tranche of one-third of the shares underlying the options vesting on the 12-month anniversary of the effective date of the grant, with an additional one-third of the shares underlying the options vesting every twelfth month thereafter through the date that is three years after the effective date of the grant. Each tranche of shares subject to such options shall become exercisable on the earlier of (i) one year after the date such tranche shall vest, (ii) the second anniversary of the date of the grant, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of our Company. Notwithstanding the foregoing, in the event of a “Change of Control” (as defined in the 2016 Plan) any unvested portion of the options shall vest and become exercisable effective immediately prior to such event.

Outstanding Equity Awards at Fiscal Year Ended

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended March 31, 2018 to the Named Executive Officers. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officers were fully vested as of March 31, 2018.

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(4)
Robert Ellin	—	111,112	(1)	555,555	(1)	5.01	9/7/2027	—	—	—		—
	—	—		500,000	(2)	5.01	9/7/2027	—	—	—		—
Jerome N. Gold	—	—		—		—	—	—	—	54,167	(3)	205,835
	—	55,556	(5)	277,778	(5)	1.65	9/1/2027	—	—	—		—
	—	27,778	(6)	305,555	(6)	4.00	12/14/2027	—	—	—		—
Doug Schaer	—	—		—		—	—	—	—	133,333	(7)	506,665

(1)	The options vest in 1/12th increments every three months for a three-year period from September 7, 2017, subject to Mr. Ellin’s continued employment by us on each such vesting date. Each tranche of the options shall become exercisable one year after the date such tranche shall vest. In the event of a Change of Control (as defined in Mr. Ellin’s employment agreement), any unvested portion of the options shall vest and become exercisable effective immediately prior to such event.

(2)	500,000 options granted on September 7, 2017. The options shall 100% vest if prior to the third anniversary of September 7, 2017 the shares of our common stock shall have traded at a price of $30.00 per share or more for a period of 90 consecutive trading days during which an average of at least 166,667 shares are traded per day, subject to Mr. Ellin’s continued employment by us on such vesting date. The options shall become exercisable one year after the vesting date, provided that, in the event of a Change of Control, if the options have vested prior to such date, they shall be immediately exercisable upon such event.

(3)	100,000 shares vest monthly in equal increments over a period of two years from April 12, 2017, subject to Mr. Gold’s continued employment by us on each such vesting date. Each tranche of the shares shall become exercisable immediately upon vesting.

(4)	The market value of unearned shares is based on the price of $3.80, the closing price of our common stock on March 29, 2018 (the last trading day of our 2018 fiscal year, as required under the applicable rules).

(5)	The options vest in 1/12th increments every three months for a three-year period from September 1, 2017, subject to Mr. Gold’s continued employment by us on each such vesting date. Each tranche of the options shall become exercisable on the earlier of (i) one year after the date such portion shall vest, (ii) the second anniversary of September 1, 2017, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of our Company. In the event of a Change of Control (as defined in Mr. Gold’s amended and restated employment agreement), any unvested portion of the options shall vest and become exercisable effective immediately prior to such event.

(6)	The options vest in 1/12th increments every three months for a three-year period from December 14, 2017, subject to Mr. Gold’s continued employment by us on each such vesting date. Each tranche of the options shall become exercisable on the earlier of (i) one year after the date such portion shall vest, (ii) the second anniversary of December 14, 2017, or (iii) the earliest date vested equity awards become exercisable or transferable for similarly situated executives of our Company. In the event of a Change of Control (as defined in Mr. Gold’s amended and restated employment agreement), any unvested portion of the options shall vest and become exercisable effective immediately prior to such event.

(7)	133,334 shares vest in increments, in accordance with the following schedule: (a) 66,667 shares vested on May 3, 2018, and (b) the second tranche of 66,667 shares shall vest in 12 equal monthly installments (at the end of each month) starting with the 13th month from May 3, 2018.

Director Compensation for Fiscal Year Ended March 31, 2018

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jay Krigsman	—	—	47,814	(2)	—	—	—	47,814
Craig Foster	—	—	47,814	(2)	—	—	—	47,814
Tim Spengler	—	—	47,814	(2)	—	—	—	47,814
Robert Ellin	—	—	—	(3)	—	—	—	—
Jerome N. Gold	—	—	—	(3)	—	—	—	—

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 2 – Summary of Significant Accounting Policies – “Stock-Based Compensation” of the Company’s financial statements for the year ended March 31, 2018 included elsewhere in this Annual Report.[3]

(2)	On January 31, 2018, our board of directors approved a grant to each of our non-employee directors of 25,000 stock options, with an exercise price per share of $4.00 per share, in lieu of director fees for the fiscal year ended March 31, 2018. The options shall vest annually over a period of two years with one-half of the options vesting on January 31, 2019, and the remainder of the options vesting on January 31, 2020; provided that on each such vesting date, such person continues to serve as a director of our Company. The first tranche of the options shall become exercisable on July 31, 2019. The second tranche of the options shall become exercisable on January 31, 2020.

(3)	Employee directors do not receive any additional compensation for their services on our board of directors.

Narrative Disclosure of Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our compensation policies and practices for all employees and other individual service providers, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

2016 Equity Incentive Plan

On August 29, 2016, our board of directors and stockholders approved the 2016 Plan, which reserves a total of 7,600,000 shares of our common stock for issuance under the 2016 Plan. As of March 31, 2018, 3,901,668 options to purchase shares of our common stock, 408,433 shares of our common stock and 0 restricted stock units have been issued and outstanding under the 2016 Plan. As described below, incentive awards authorized under the 2016 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Code. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

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

Non-Transferability of Awards — Unless our compensation committee provides otherwise, the 2016 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

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

Duration, Amendment, and Termination — Our board of directors has the power to amend, suspend or terminate the 2016 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the 2016 Plan would terminate ten years after it was adopted.

Recent Employment Agreements and Amendments

Michael Zemetra ― In April 2018, we entered into an employment agreement with Mr. Zemetra for a term of two years at an annual salary of $275,000. Mr. Zemetra is also eligible to earn an annual fiscal year cash performance bonus for each whole or partial fiscal year of his employment period with the Company in accordance with the Company’s annual bonus plan applicable to the Company’s senior executive. Mr. Zemetra’s “target” performance bonus shall be 100% of his average annualized base salary during the fiscal year for which the performance bonus is earned. Mr. Zemetra was also granted options to purchase 250,000 shares of the Company’s common stock at a price of $3.83 per share (the “Options”) and 250,000 restricted stock units (the “Zemetra RSUs”). The Options and the Zemetra RSUs were granted pursuant to the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The Options shall have a term of 10 years from the date of grant. 1/8th of the Options shall vest every three months following the Effective Date during the Term, provided, that on each such vesting date Mr. Zemetra is employed by the Company and subject to the other provisions of his Employment Agreement. 156,250 of the Zemetra RSUs (the “First RSUs Tranche”) shall vest on June 30, 2019 (the “Initial Vesting Date”) and the remainder of 93,750 of the Zemetra RSUs (the “Second RSUs Tranche”) shall vest upon each of the first three quarterly anniversaries of the Initial Vesting Date with the last third vesting date being the two-year anniversary of the Effective Date (each, a “Subsequent Vesting Date”, subject to Mr. Zemetra’s continued employment with the Company through the applicable vesting date. Each vested Zemetra RSU shall be settled by delivery to Mr. Zemetra of one share of the Company’s common stock on the first to occur of: (i) the date of a Change of Control, (ii) the date that is ten business days following the expiration of the Lock-up Period (as defined below), (iii) the date of Mr. Zemetra’s death, provided such event occurs after the expiration of the Lock-up Period, and (iv) the date of Mr. Zemetra’s Disability (as defined in the Employment Agreement), provided such event occurs after the expiration of the Lock-up Period (in any case, the “Settlement Date”). In the event of a “Change of Control” (as defined in Mr. Zemetra’s Employment Agreement) any unvested portion of the Options and the Zemetra RSUs shall vest immediately prior to such event. Each Zemetra RSU grant will be evidenced by an award agreement that shall specify such other terms and conditions as the Board, in its sole discretion, will determine in accordance with the terms and conditions of the 2016 Plan, including all terms, conditions and restrictions related to the grant and the form of payout, which, subject to the 2016 Plan, may be left to the discretion of the Board. “Lock-up Period” means (i) with respect to the First RSUs Tranche, the period ending on June 30, 2019, and (ii) with respect to the Second RSUs Tranche, the period ending on the earlier of: (x) one year after the Subsequent Vesting Date applicable to the Second RSUs Tranche, or (y) the second anniversary of the Effective Date. During the Lock-up Period, Mr. Zemetra agreed not to dispose or transfer any shares of the Company’s common stock underlying the Options and Zemetra RSUs, if any, subject to certain standard exceptions.

If Mr. Zemetra’s employment is terminated by the Company without “Cause” or by Mr. Zemetra for “Good Reason” (each as defined in the Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, pursuant to which (i) the Company will be obligated to pay Mr. Zemetra certain accrued obligations, any unpaid Prior Year Bonus and any Pro Rata Bonus (each as defined in the Employment Agreement); and (ii) if such termination occurs after the first six months from the Effective Date, (x) the Company will be obligated to continue to pay Mr. Zemetra his base salary and Pro Rata Bonus for a period from the termination date through the lesser of 6 months or the period through and inclusive of the last day of the Term, (y) 50% of the unvested Options and other equity awards (other than RSUs) shall automatically accelerate and become vested and exercisable for a period of 6 months from the termination date or the date the award first becomes vested and exercisable, but in all events no later than the applicable term for each such award; and (z) (A) 1/8th of the RSUs shall automatically vest upon each quarterly anniversary of the Effective Date occurring during the period from the Effective Date through the termination date, and (B) 50% of the remaining unvested RSUs shall automatically and immediately become vested, as of the termination date, and such vested RSUs shall be settled as set forth in the Employment Agreement, and all restrictions on such equity awards shall automatically and immediately lapse. The Employment Agreement contains covenants for the benefit of the Company relating to non-interference with the Company’s business after termination of employment and protection of the Company’s confidential information, certain customary representations and warranties and standard Company indemnification obligations.

Jerome Gold ― In April 2018, we entered into Amendment No. 2 to the amended and restated employment agreement with Mr. Gold, as amended. Pursuant to the amendment, (i) Mr. Gold continued to receive an annual salary of $300,000 from December 27, 2017 until April 30, 2018, and from and after May 1, 2018, shall receive an annual salary of $180,000, and (ii) Mr. Gold was granted 250,000 restricted stock units (the “Gold RSUs”). The Gold RSUs were granted pursuant to the 2016 Plan. 50% of the Gold RSUs shall vest on June 30, 2019 and the remaining 50% of the RSUs shall vest on June 30, 2020, subject to Mr. Gold’s continued employment with our Company through the applicable vesting date; provided, that in the event of a “Change of Control” (as defined in the amendment) any unvested portion of the RSUs shall vest immediately prior to such event. Each vested Gold RSU shall be settled by delivery to Mr. Gold of one share of our common stock on the first to occur of: (i) the date of a Change of Control, (ii) the date that is ten business days after June 30, 2019 (the period until June 30, 2019, the “Lock-up Period”), (iii) the date of Mr. Gold’s death, provided such event occurs after the expiration of the Lock-up Period, and (iv) the date of Mr. Gold’s Disability (as defined in his Employment Agreement), provided such event occurs after the expiration of the Lock-up Period. In the event of a “Change of Control” any unvested portion of Gold RSUs shall vest immediately prior to such event. Each Gold RSU grant will be evidenced by an award agreement that shall specify such other terms and conditions as the Board, in its sole discretion, will determine in accordance with the terms and conditions of the 2016 Plan, including all terms, conditions and restrictions related to the grant and the form of payout, which, subject to the 2016 Plan, may be left to the discretion of the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our Named Executive Officers;

●	our other executive officers; and

●	all of our current executive officers and directors as a group.

The number of shares and percentages of beneficial ownership are based on 50,646,980 shares of common stock outstanding as of June 25, 2018.

The following table is based upon information supplied by to us by our officers, directors and certain principal stockholders. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock that the person has the right to acquire beneficial ownership within 60 days, including common stock issuable pursuant to the exercise of warrants that are either immediately exercisable or exercisable on or before August 24, 2018, which is 60 days after June 25, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o LiveXLive Media, Inc., 9200 Sunset Boulevard, Suite #1201, West Hollywood, CA 90069.

Name and address of beneficial owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Ownership (1)	Percentage of Class
5% or greater stockholders
Robert S. Ellin and his affiliates(1)	17,235,771	33.0%
FMR LLC(2) 245 Summer Street, Boston, MA 02210	3,750,000	7.4%

Rho Ventures VI, L.P.(3) 152 W 57th Street, 23rd Floor, New York, NY 10019	3,602,939	7.1%

Marvin Ellin(4)	3,301,346	6.5%
Sandor Capital Master Fund(5) 2828 Routh St., Suite 500, Dallas, TX 75201	3,018,644	6.0%

Directors and Executive Officers
Robert S. Ellin(1)	17,235,771	33.0%
Michael Zemetra(6)	—	*	%
Jerome N. Gold(7)(9)	105,000	*	%
Douglas Schaer(8)(9)	166,667	*	%
Blake Indursky(10)	233,333	*	%
Schuyler Hoversten	166,667	*	%
Mike Bebel(11)	7,500	*	%
Craig Foster(12)	—	*	%
Jay Krigsman(12)(13)	930,246	1.8%
Tim Spengler(12)	66,667	*	%
All current directors and executive officers as a group (10 persons)(14)(15)	18,911,851	36.2%

*	Represents beneficial ownership of less than one percent.

(1)	Represents (i) 6,886,020 shares of our common stock owned by Trinad Capital Master Fund Ltd. (“Trinad Capital”), as Mr. Ellin, the Managing Director and Portfolio Manager of Trinad Capital, is deemed to have sole voting and dispositive power over such shares, (ii) 716,216 shares of our common stock owned by Trinad Capital Management LLC (“Trinad LLC”), as Mr. Ellin, the Managing Member of Trinad LLC, is deemed to have sole voting and dispositive power over such shares; (iii) 6,814,210 shares of our common stock owned by JJAT Corp., an entity owned by Mr. Ellin, as Mr. Ellin is deemed to have sole voting and dispositive power over such shares; (iv) 1,213,209 shares of common stock owned by the Robert Ellin Profit Sharing Plan (the “Profit Sharing Plan”), as the Reporting Person, the trustee of the Profit Sharing Plan, is deemed to have sole voting and dispositive power over such shares; and (v) approximately 1,606,116 shares of our common stock issuable upon conversion of the convertible notes held by Trinad Capital (assuming conversion as of June 25, 2018), which Trinad Capital has the right to convert as a result of the consummation of the Public Offering at a conversion price of $3.00 per share. Accordingly, securities owned by these entities may be regarded as being beneficially owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership in the shares held by Trinad LLC, Trinad Capital and the Profit Sharing Plan. Does not include (x) 4,486,962 shares of our common stock held by a family trust and family foundation as to which Mr. Ellin does not exercise voting or dispositive power, and (y) options to purchase 1,166,667 shares of our common stock granted to Mr. Ellin on September 7, 2017 pursuant to his employment agreement, of which 666,667 options shall vest every three months over the three-year period of his employment agreement and the remainder of 500,000 options shall vest according to the conditions specified in his employment agreement.

(2)	As reported on Schedule 13G filed with the SEC on January 10, 2018 by FMR LLC, Abigail P. Johnson and Fidelity Puritan Fund. Ms. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(3)	As reported on Schedule 13G filed with the SEC on January 12, 2018 by Rho Ventures VI, L.P. (“RV VI”), Rho Ventures V, L.P. (“RV V”), Rho Ventures V Affiliates, L.L.C. (“RV V Affiliates”), RMV V, L.L.C. (“RMV V”), RMV VI, L.L.C. (“RMV VI”), Rho Capital Partners LLC (“RCP”), Joshua Ruch, Mark Leschly and Habib Kairouz. The amount reported does not include an additional 121,192 shares of our common stock that were issued to RV VI, RV V and RV V Affiliates and are held in escrow (and subject to forfeiture) pursuant to the Agreement and Plan of Merger between our Company and Slacker. RMV VI is the general partner of RV VI and RCP is the managing member of RMV VI. RMV V is the general partner of RV V and the managing member of RV V Affiliates, and RCP is the managing member of RMV V. As such, (i) RMV VI and RCP possess power to direct the voting and disposition of the shares owned by RV VI and may be deemed to have indirect beneficial ownership of the shares held by RV VI and (ii) RMV V and RCP possess power to direct the voting and disposition of the shares owned by RV V and RV V Affiliates and may be deemed to have indirect beneficial ownership of the shares held by RV V and RV V Affiliates. RMV VI, RMV V and RCP hold no shares of the Issuer directly. Messrs. Ruch, Kairouz and Leschly are managing members of RCP and as such, they possess power to direct the voting and disposition of the shares owned by RV VI, RV V and RV V Affiliates and may be deemed to have indirect beneficial ownership of the shares held by RV VI, RV V and RV V Affiliates. Messrs. Ruch, Kairouz and Leschly hold no shares of the Issuer directly.

(4)	As reported on Schedule 13G filed with the SEC on January 18, 2018 by Marvin Ellin, individually and as trustee of the Robert Ellin Family Trust (the “Family Trust”) and the Ellin Family Trust (“Trust”). The Family Trust beneficially owns 3,235,224 of the reported shares. The Trust beneficially owns 33,334 of the reported shares. Mr. Ellin, the trustee of the Family Trust and the Trust, holds voting and dispositive power over such shares. Accordingly, securities owned by the Family Trust and the Trust may be regarded as being beneficially owned by Mr. Ellin. Mr. Ellin disclaims beneficial ownership in the shares held by the Family Trust and the Trust, except for his pecuniary interest therein. Mr. Ellin is the father of Robert Ellin, the Company’s CEO, Chairman, director and principal stockholder.

(5)	As reported on Schedule 13G filed with the SEC on January 2, 2018 by John Lemak and Sandor Capital Master Fund. Mr. Lemak as the principal of Sandor Capital Master Fund, is believed to have sole voting and dispositive power over the reported shares.

(6)	Does not include 250,000 stock options and 250,000 restricted stock units granted to Mr. Zemetra on April 13, 2018 pursuant to his employment agreement.

(7)	Does not include 333,333 stock options, 333,333 stock options and 250,000 restricted stock units granted to Mr. Gold on September 1, 2017, December 14, 2017 and April 27, 2018 pursuant to his amended and restated employment agreement, as amended. Includes 100,000 shares granted to Mr. Gold on April 12, 2017 pursuant to his original employment agreement, that vest monthly in equal increments over a period of two years from such date, subject to Mr. Gold’s continued employment by us on each such vesting date. As of June 25, 2018, 58,333 of such shares would vest.

(8)	Includes 133,334 shares granted to Mr. Schaer on May 3, 2017 pursuant to his employment agreement, that vest over a period of two years from such date, subject to Mr. Schaer’s continued employment by us on each such vesting date. As of June 25, 2018, 72,222 of such shares would vest. Excludes 250,000 stock options approved on January 31, 2018 by our board of directors to be granted to Mr. Schaer and granted to him effective as of an earlier date. Such options vest annually in three equal increments over a period of three years from the effective date of the grant.

(9)	The stock options and/or restricted stock units, as applicable, beneficially owned by such person are subject to certain vesting schedules specified in the respective employment agreement of such executive officer.

(10)	Excludes 250,000 stock options approved granted to Mr. Indursky on June 27, 2018. Such options vest annually in three equal increments over a period of three years from the date of the grant.

(11)	Excludes 350,000 stock options approved on January 31, 2018 by our board of directors to be granted to Mr. Bebel and granted to him effective as of an earlier date. Such options vest annually in three equal increments over a period of three years from the effective date of the grant.

(12)	Does not include 25,000 stock options approved on January 31, 2018 by our board of directors to be granted to each non-employee director.

(13)	Includes 838,225 shares of our common stock held by the Krigsman Family Trust, as Mr. Krigsman, a trustee of the trust, holds shared voting and dispositive power over such shares. Mr. Krigsman disclaims beneficial ownership in the shares held by the trust, except for his pecuniary interest therein.

(14)	The shares of our common stock held by Trinad Capital, Trinad LLC, JJAT Corp. and the Profit Sharing Plan and the shares of our common stock issuable upon conversion of our convertible notes owned by Trinad Capital, which are deemed to be beneficially owned by Mr. Ellin, are counted only once in this total.

(15)	Does not include stock options granted to Mr. Ellin, Mr. Zemetra and Mr. Gold and restricted stock units granted to Mr. Zemetra and Mr. Gold under their employment agreements and stock options granted to Mr. Schaer, Mr. Bebel, and Mr. Indursky, which are subject to certain vesting schedules specified in their respective employment agreements and/or stock option agreements.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table reflects the number of shares of our common stock issuable upon the exercise of awards granted under our equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such awards as of March 31, 2018. All numbers have been adjusted to give effect to the 1-for-3 reverse stock split as of October 17, 2017.

Name of Plan	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted - Average Exercise Price of Outstanding Options ($)	Number of shares remaining available for issuance under equity compensations plans (excluding the shares reflected in column(1)
Equity compensation plans approved by security holders (1)	3,901,668	$4.10	3,289,899

Equity compensation plans not approved by security holders	‒	‒	‒

Total	3,901,668	4.10	3,289,899

(1)	Represents securities issued under our 2016 Plan.

On August 29, 2016, our board of directors approved and adopted and our shareholders approved our 2016 Plan. The 2016 Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units and cash awards. Awards may be granted under the 2016 Plan to our employees, directors and consultants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since April 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded $120,000 (which was less than 1% of the average of our total assets at year-end for our last two completed fiscal years), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Item 11. Executive Compensation.”

Management Agreement

On September 23, 2011, we entered into the Management Agreement with Trinad LLC, the manager of Trinad Capital, which is one of our principal stockholders. Mr. Ellin, our Chairman (or Executive Chairman prior to September 1, 2017) and Chief Executive Officer (formerly with the title President) and a principal stockholder, is the Managing Member of Trinad LLC and the Managing Director and Portfolio Manager of Trinad Capital. Pursuant to the terms of the Management Agreement, Trinad LLC provides certain management services to us in consideration of (i) an aggregate cash fee of $2,080,000, which was payable in $90,000 increments in advance of each consecutive 3-month period during the initial term of the Management Agreement and with $1,000,000 due at the end of the initial 3-year term, of which $750,000 was paid in March 2017 and $250,000 was paid in April 2017, and (ii) an issuance of a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.225 per share. In August 2016, the warrant was exercised in full on a cashless basis, resulting in the issuance of 716,216 shares of our common stock to Trinad LLC. The initial term of the Management Agreement has expired and Trinad LLC continues to provide services to us for a cash fee of $30,000 per month on a month-to-month basis pursuant to an unwritten arrangement until the completion of the Public Offering. From April 1, 2015 to March 31, 2017, we incurred $720,000 of fees under the unwritten arrangement, and we incurred $150,000 of fees under the unwritten arrangement from April 1, 2017 to August 31, 2017. On September 7, 2017, pursuant to Mr. Ellin’s employment agreement, we agreed to continue to pay to Trinad LLC a cash fee at the rate of $30,000 per month (or pro-rata thereof) until December 27, 2017, consistent with the terms of the Management Agreement, whether such agreement was terminated or not prior to the date that the Public Offering was completed.

Amounts Due to Related Parties

Notes Issued to Related Parties and Related Warrants Exercise

As of March 31, 2018 and March 31, 2017, we had the following outstanding notes payable to Trinad Capital, a fund wholly owned by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder, for both short- and long-term working capital requirements:

	March 31, 2018	March 31, 2017
First Senior Note	$—	$—
Second Senior Note	—	—
6% Unsecured Convertible Note	4,481,077	3,603,446
Total	$4,481,077	$3,603,446

First Senior Note — Trinad Capital Master Fund

On December 31, 2014, we entered into a senior convertible promissory note (the “First Senior Note”) with Trinad Capital allowing for advances up to a maximum loan amount of $1,000,000, plus interest at the rate of 6% per annum on the unpaid principal amount of outstanding advances.

At the time the First Senior Note was made, Trinad Capital advanced $700,000 to us and had accrued $70,151 in unpaid interest. Pursuant to the terms of the First Senior Note, all outstanding unpaid principal and accrued interest was originally due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing unless, prior to such date, the First Senior Note has been repaid in full or Trinad Capital elects to convert all or any portion of the then-outstanding loan balance into shares of our common stock in connection with us consummating an equity financing in excess of $5,000,000 or greater as set forth in the terms of the First Senior Note. Subsequent to the making of the First Senior Note:

●	On January 27, 2015, we and Trinad Capital amended the First Senior Note, effective as of December 31, 2014, to: (1) extend the term of the First Senior Note to June 30, 2016 and (2) provide that the conversion price for conversion of the unpaid balance and interest outstanding in connection with an equity financing shall be the price per share equal to the average price per share paid by investors in such equity financing;

●	On February 5, 2015, we and Trinad Capital amended and restated the First Senior Note, effective as of December 31, 2014, to eliminate the convertibility feature of the note in its entirety; and

●	On April 21, 2016, the First Senior Note was further amended to extend its due date to June 30, 2017, or such later date as Trinad Capital may agree to in writing. For extending the maturity date of the First Senior Note to June 30, 2017, we issued to Trinad Capital warrants to purchase 381,662 shares of our common stock, with an exercise price of $0.015 per share and expiration date of April 21, 2020. During the fiscal year ended March 31, 2017, these warrants were fully exercised.

On February 21, 2017, the First Senior Note and accrued interest totaling $1,197,897 were converted into a 6% convertible unsecured convertible note discussed below. As of March 31, 2018 and 2017, $0 of principal was outstanding under the First Senior Note. Accrued interest of $0 is reflected on our consolidated balance sheet as accrued interest payable, related party as of March 31, 2018 and 2017.

Second Senior Note — Trinad Capital Master Fund

On April 8, 2015, we entered into a second senior promissory note (the “Second Senior Note”) with Trinad Capital in the amount of $195,500. The Second Senior Note bears interest at the rate of 8% per annum and all outstanding unpaid principal and accrued interest was originally due and payable on June 30, 2016 or such later date as Trinad Capital may agree to in writing, unless prior to such date the Second Senior Note had been repaid in full. During the year ended March 31, 2016, Trinad Capital made advances to us totaling $1,784,000. Subsequent to the making of the Second Senior Note:

●	On July 10, 2015, the Second Senior Note was amended and restated to increase the principal amount from $195,500 to the lesser of (i) $1,000,000 (the “Maximum Advance Amount”) and (ii) the aggregate unpaid principal amount of the advances;

●	On November 23, 2015, the Second Senior Note was amended to increase the Maximum Advance Amount to $2,000,000; and

●	On April 26, 2016, the Second Senior Note was amended to increase the Maximum Advance Amount to $3,000,000 and to extend the maturity date to June 30, 2017 or such later date as Trinad Capital may agree to in writing. For extending the due date of the Second Senior Note to June 30, 2017, we issued to Trinad Capital warrants to purchase 735,923 shares of its common stock, with an exercise price of $0.015 per share and expiration date of April 21, 2020. During the fiscal year ended March 31, 2017, these warrants were fully exercised.

The amount due to Trinad Capital under the Second Senior Note was $1,784,000 at March 31, 2016. During the year ended March 31, 2017, Trinad Capital made additional advances to the Company under the Second Senior Note totaling $820,100. The Company also made repayments of the Second Senior Note totaling $450,000 during year ended March 31, 2017. On February 21, 2017, the Second Senior Note and accrued interest totaling $2,383,180 were converted in a 6% unsecured convertible note discussed below. As of March 31, 2018 and 2017, $0 of principal was outstanding under the Second Senior Note. Accrued interest of $0 is reflected on our consolidated balance sheet as accrued interest payable, related party as of March 31, 2018 and 2017.

6% Unsecured Convertible Notes — Trinad Capital Master Fund

On February 21, 2017, we issued a 6% unsecured convertible note payable to Trinad Capital to convert aggregate principal and interest of $3,581,077 under the First and Second Senior Notes with Trinad Capital. This convertible note is due on May 31, 2019. Before its maturity, the noteholder shall in its sole discretion have the option to convert all outstanding principal and interest into shares of the Company’s common stock at a conversion price per share based upon our then current valuation, as determined by our board of directors. Additionally, if the Company raises a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, Trinad Capital received 596,846 warrants to purchase shares of the Company’s common stock at an exercise price of $0.03 per share. The warrants were exercised on February 28, 2017. On December 27, 2017, we completed the Public Offering and the conversion price for all notes issued to Trinad Capital became fixed at $3.00 per share.

On October 27, 2017, we issued 6% unsecured convertible notes payable to Trinad Capital for a total principal amount of $650,000. These notes will be due September 30, 2018. Before their maturity, the noteholder in its sole discretion has the option to convert all outstanding principal and interest into our common stock at a conversion price per share based upon our current valuation, as determined by the board of directors. If we raise a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 325,000 warrants to purchase shares of our common stock at an exercise price of $0.01 per share. The warrants were exercised as of November 16, 2017. On December 27, 2017, we completed the Public Offering and the conversion price for all notes issued to Trinad Capital became fixed at $3.00 per share.

On December 5, 2017 and December 7, 2017, we issued 6% unsecured convertible notes payable to Trinad Capital for a total principal amount of $200,000. These notes will be due May 31, 2019. Before their maturity, the noteholder in its sole discretion has the option to convert all outstanding principal and interest into our common stock at a conversion price per share based upon our current valuation, as determined by the board of directors. If we raise a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder will have the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. In addition, the noteholder received 100,000 warrants to purchase shares of our common stock at an exercise price of $0.01 per share. The warrants were exercised as of December 13, 2017. On December 27, 2017, we completed the Public Offering and the conversion price for all notes issued to Trinad Capital became fixed at $3.00 per share.

On March 30, 2018, we entered into an Amendment of Notes Agreement with Trinad Capital pursuant to which the maturity dates of all of our 6% notes issued to Trinad Capital were extended to May 31, 2019. In consideration of the maturity date extension, the interest rate payable under the notes was increased from 6.0% to 7.5% beginning on April 1, 2018, and the immediate payment of $0.3 million, representing the aggregate amount of accrued interest due under the notes issued to Trinad Capital as of March 31, 2018.

In addition, we had the following outstanding notes payable to other related parties:

Convertible Note — Marvin Ellin

On January 4, 2017, we issued a 6% unsecured convertible note payable to Marvin Ellin, the father of Robert Ellin, our Chairman (formerly with the title Executive Chairman), Chief Executive Officer (formerly with the title President), director and principal stockholder, in the principal amount of $50,000. This note was due on September 13, 2018. If we raised a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder had the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. The noteholder had in his sole discretion the option to convert all outstanding principal and interest into shares of our common stock at a conversion price per share based upon our then current valuation, as determined by our board of directors, before the maturity date. In addition, the noteholder received 8,333 warrants to purchase shares of our common stock at an exercise price of $0.03 per share. On December 27, 2017, we completed the Public Offering and the conversion price became fixed at $3.00 per share. On March 12, 2018, the noteholder converted the note in full and received 17,850 shares and 3,570 three-year warrants, with an exercise price of $4.00 per share.

Convertible Note — Marvin Ellin

On June 29, 2017, we issued a 6% unsecured convertible note payable to Marvin Ellin in the principal amount of $50,000. This note was due on June 28, 2018. If we raised a minimum of $5,000,000 (excluding the amount converting pursuant to the note) of aggregate gross proceeds from an equity financing in one or more closings prior to the maturity date, the noteholder had the right to convert all outstanding note principal and interest into the same equity securities issued in such equity financing at 75% of the issuance price of the securities issued in such financing. The noteholder had in his sole discretion the option to convert all outstanding principal and interest into our common stock at a conversion price per share based upon our then current valuation, as determined by our board of directors, before the maturity date. In addition, the noteholder received 8,333 warrants to purchase shares of our common stock at an exercise price of $0.03 per share. On December 27, 2017, we completed the Public Offering and the conversion price became fixed at $3.00 per share. On March 12, 2018, the noteholder converted the note in full and received 17,368 shares and 3,474 three-year warrants, with an exercise price of $4.00 per share.

Employment Arrangements

The relationships and related party transactions described herein are in addition to any employment and consulting arrangements with our executive officers and directors, which are described above under “Executive Compensation — Named Executive Officer Employment Agreements and Recent Employment Agreements and Amendments.”

Indemnification Agreements

Our Bylaws provide that none of our officers or directors shall be personally liable for any obligations of our Company or for any duties or obligations arising out of any acts or conduct of said officer or director performed for or on behalf of our Company, including without limitation, acts of negligence or contributory negligence. In addition, our Bylaws provide that we shall indemnify and hold harmless each person and their heirs and administrators who shall serve at any time hereafter as a director or officer of our Company from and against any and all claims, judgments and liabilities to which such persons shall become subject by reason of their having heretofore or hereafter been a director or officer of our Company, or by reason of any action alleged to have heretofore or hereafter taken or omitted to have been taken by him or her as such director or officer, and that we shall reimburse each such person for all legal and other expenses reasonably incurred by him or her in connection with any such claim, judgment or liability, including our power to defend such persons from all suits or claims as provided for under the provisions of the Delaware General Corporation Law; provided, however, that no such persons shall be indemnified against, or be reimbursed for, any expense incurred in connection with any claim or liability arising out of his (or her) own willful misconduct. In addition, we intend to enter into indemnification agreements with our directors and officers and some of our executives may have certain indemnification rights arising under their employment agreements with us. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

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

Policies and Procedures for Transactions with Related Persons

We intend to adopt a written related-person transactions policy that will set forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of this policy only, a “related-person transaction” shall be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that each of Messrs. Foster, Krigsman and Spengler qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq and applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by Weinberg & Company, P.A., our independent registered public accounting firm (“Weinberg & Co.”) for the following services during the years ended March 31, 2018 and 2017 (in thousands):

	Year Ended March 31,
Description of Service	2018	2017
Audit Fees (1)	$88	$155
Audit-Related Fees (2)	-	-
Tax Fees (3)	17	-
All Other Fees (3)	239	45
Total Fees	$344	$200

(1)	Audit Fees consist of fees for audit of our annual financial statements for the respective year, reviews of our quarterly financial statements, services provided in connection with statutory and regulatory filings.

(2)	Audit-Related Fees consist of fees for accounting consultations.

(3)	Other fees consist of fees paid on acquisition related audits.

Pre-Approval Policies and Procedures

Beginning April 1, 2018, the audit committee of our board of directors is responsible, and prior to such period, our board of directors was responsible, for the pre-approval of all audits and permitted non-audit services to be performed for our Company by our independent registered public accounting firm and any other independent accounting firms that we engage. The fees paid to Weinberg & Co. that are shown in the chart above for 2018 and 2017 were approved by our board of directors in accordance with the procedures described below.

Our audit committee and/or board of directors, as applicable, reviews and approves all audit and non-audit services proposed to be provided, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to us for the years ended March 31, 2018 and 2017 that were not approved by our board of directors. Our board of directors determined that the services rendered by Weinberg & Co. are compatible with maintaining their independence as our independent auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of LiveXLive Media, Inc. included in this Annual Report include:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of March 31, 2018 and 2017

●	Consolidated Statements of Operations for the years ended March 31, 2018 and 2017

●	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended March 31, 2018 and 2017

●	Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description
2.1±	Asset Purchase Agreement, dated as of May 5, 2017, among Wantickets RDM, LLC, Danco Enterprises, LLC, Joseph Schnaier, Gamtix, LLC, LiveXLive Tickets, Inc. and the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
2.2±	Agreement and Plan of Merger, dated as of July 20, 2017, between the Company and Loton, Corp (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
2.3	Agreement and Plan of Merger, dated as of August 25, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Columbia Capital Equity Partners V (QP), L.P., as Stockholders’ Agent (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2017).
2.4	Amendment No. 1 to Merger Agreement, dated as of September 28, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2017).
2.5	Amendment No. 2 to Merger Agreement, dated as of October 30, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2017).
2.6	Amendment No. 3 to Merger Agreement, dated as of December 5, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2017).
2.7	Amendment No. 4 to Merger Agreement, dated as of December 15, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, in its capacity as the substitute Stockholders’ Agent (Incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1/A, Amendment No. 6, filed with the SEC on December 21, 2017).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of Convertible Loan Note between the Company and a lender of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017 (File No. 333-217893).
4.2	Form of Common Stock Warrant between the Company and a warrantholder (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017 (File No. 333-217893).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	Management Agreement, dated as of September 23, 2011, between the Company and Trinad Management, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2011).

Exhibit Number	Description
10.3†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. and Schuyler Hoversten (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.4†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7	Settlement Agreement, dated as of September 22, 2016, among Mr. Oliver Bengough, Obar Camden Holdings Limited, Obar Camden Limited, KoKo (Camden) Limited, Robert S. Ellin and Global Loan Agency Services Limited, as escrow agent (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.8†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.9†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.10†	Employment Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.11†	Notice of Grant and Restricted Stock Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.12†	Employment Agreement, dated as of October 6, 2015, between the Company and Blake Indursky (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.13	Bill of Sale, Assignment and Assumption Agreement, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.14	Trademark and Domain Name Assignment, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.15	Lock-Up and No Shorting Agreement, dated as of May 5, 2017, between the Company and Danco Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.16†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

Exhibit Number	Description
10.17†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.18†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.19†*	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold.
21.1*	List of subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

±	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: June 29, 2018	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 29, 2018	By:	/s/ Michael Zemetra
	Name:	Michael Zemetra
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer, Chairman and	June 29, 2018
Robert S. Ellin	Director

/s/ Jay Krigsman	Director	June 29, 2018
Jay Krigsman

/s/ Craig Foster	Director	June 29, 2018
Craig Foster

/s/ Tim Spengler	Director	June 29, 2018
Tim Spengler

/s/ Jerome N. Gold	Director	June 29, 2018
Jerome N. Gold

