Form 10-Q
period 2018-06-30
LiveXLive Media, Inc.
filed 2018-08-20
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

Commission File Number: 001-38249

LIVEXLIVE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9200 Sunset Boulevard, Suite #1201 West Hollywood, CA	90069
(Address of principal executive offices)	(Zip Code)

(310) 601-2500

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2018, there were 51,901,418 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

i

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveXLive Media, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	June 30,	March 31,
	2018	2018
Assets
Current Assets
Cash and cash equivalents	$15,855	$10,285
Restricted cash	185	3,685
Accounts receivable, net	3,444	2,990
Prepaid expense and other assets	1,508	1,759
Total Current Assets	20,992	18,719
Other Assets
Property and equipment, net	960	393
Goodwill	5,377	5,377
Intangible assets, net	41,076	43,499
Other assets	39	39
Total Assets	$68,444	$68,027

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$13,243	$12,207
Accrued royalties	8,412	7,667
Note payable	299	294
Bank debt	-	3,500
Deferred revenue	931	1,046
Unsecured convertible notes, net	4,199	968
Total Current Liabilities	27,084	25,682
Senior secured convertible debentures, net	9,606	-
Unsecured convertible notes, net	-	3,948
Total Liabilities	36,690	29,630

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 51,901,418 and 51,432,292 shares issued and outstanding, respectively	52	51
Additional paid in capital	93,902	89,778
Accumulated deficit	(62,200)	(51,432)
Total stockholders’ equity	31,754	38,397
Total Liabilities and Stockholders’ Equity	$68,444	$68,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Revenue:	7,590	-

Operating expenses:
Cost of sales	8,435	410
Sales and marketing	914	56
Product development	1,843	-
General and administrative	4,077	1,408
Amortization of intangible assets	2,423	-
Total operating expenses	17,692	1,874
Loss from operations	(10,102)	(1,874)

Other income (expense):
Interest expense, net	(616)	(635)
Other expense	(50)	-
Total other income (expense)	(666)	(635)

Loss before provision for income taxes	(10,768)	(2,509)

Provision for income taxes	-	-
Loss from continuing operations	(10,768)	(2,509)

Loss from operations of discontinued operations	-	(306)

Net loss	$(10,768)	$(2,815)

Net loss per share from continuing operations – basic and diluted	$(0.21)	$(0.07)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.01)
Net loss per share – basic and diluted	$(0.21)	$(0.08)

Weighted average common shares – basic and diluted	51,527,861	35,528,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2018	51,432,292	51	$89,778	$(51,432)	$38,397
Shares issued for services to consultants	93,291	-	622	-	622
Stock-based compensation	-	-	2,375	-	2,375
Shares issued for debt conversion	375,835	1	1,127	-	1,128
Net loss	-	-	-	(10,768)	(10,768)
Balance as of June 30, 2018	51,901,418	$52	$93,902	$(62,200)	$31,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Cash Flows from Operating Activities
Net loss	$(10,768)	(2,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,521	128
Common stock issued for services	622	383
Stock-based compensation	2,226	107
Amortization of debt discount	312	536
Changes in operating assets and liabilities:
Accounts receivable	(455)	(245)
Prepaid expenses and other current assets	251	(177)
Deferred revenue	(115)	-
Accounts payable and accrued liabilities	1,901	621
Net cash used in operating activities	(3,505)	(1,462)

Cash Flows from Investing Activities:
Purchases of property and equipment	(516)	-
Other asset	-	(15)
Net cash used in investing activities	(516)	(15)

Cash Flows from Financing Activities
Proceeds from unsecured convertible notes payable	-	1,745
Proceeds from senior secured convertible debentures payable, net	9,606	-
Proceeds from warrant exercise	-	10
Deferred offering costs	-	(240)
Repayment of bank debt	(3,515)	-
Net cash provided by financing activities	6,091	1,515

Net increase in cash	2,070	38

Cash, Cash Equivalents and Restricted Cash, beginning of period	13,970	1,477

Cash, Cash Equivalents and Restricted Cash, end of period	$16,040	$1,515

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$47	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants and beneficial conversion features issued as valuation discount	$-	$1,583
Fair value of options issued to employees, capitalized as internally-developed software	$149	$-
Common stock issued upon conversion of unsecured convertible notes payable	$1,128

All instruments in acquisitions:

Fair value of common stock of $3,340 issued upon acquisition of assets of Wantickets allocated to:
Property and Equipment	$-	$109
Intangible Assets	$-	$1,910
Goodwill	$-	$1,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2018 and 2017

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in West Hollywood, California. The Company is a global digital media company focused on live entertainment.

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive, Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive being the surviving entity. In addition, on December 29, 2017, LiveXLive acquired Slacker, Inc. (“Slacker”), an internet music and radio streaming service incorporated in the state of Delaware, which is now a wholly-owned subsidiary of the Company.

Basis of Presentation

The presented financial information for the three months ended June 30, 2018 and June 30, 2017 includes the financial information and activities of LiveXLive (90 and 90 days, respectively) and Slacker (90 and 0 days, respectively), with the financial results of LiveXLive Tickets, Inc., a Delaware wholly owned subsidiary of the Company (“LXL Tickets”), reflected as discontinued operations during the three months ended June 30, 2017. Unless otherwise indicated, the information in the notes to the Company’s consolidated financial statements refers only to the Company’s continuing operations and does not include discussion of balances or activities of LXL Tickets.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2018, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended June 30, 2018. The results for the three months ended June 30, 2018 are not necessarily indicative of the results expected for the full 2019 fiscal year ending March 31, 2019. The condensed consolidated balance sheet as of March 31, 2018 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “2018 Form 10-K”).

Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the 2018 Form 10-K.

These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these condensed consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $15.9 million as of June 30, 2018, and $10.3 million as of March 31, 2018, respectively). The Company’s internal plans and forecasts indicate that it may not have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $10.8 million, and utilized cash of $3.5 million in operating activities for the period ended June 30, 2018, and had a working capital deficiency of $6.1 million as of June 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s long-term ability to continue as a going concern is dependent upon its ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and obtain additional sources of suitable and adequate financing. The Company’s ability to continue as a going concern is also dependent on its ability to further develop and execute on its business plan. The Company may also have to reduce certain overhead costs through the reduction of salaries and other means, and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. See “Business Acquisitions and Supplemental Pro Forma Information.” All intercompany balances and transactions have been eliminated in consolidation.

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated.

Earnings or losses attributable to any non-controlling interests in a Company subsidiary are included in net income (loss) in the Company’s consolidated statements of operations. Any investments in the Company’s affiliates over which the Company has the ability to exert significant influence, but does not control and with respect to which it is not the primary beneficiary, are accounted for using the equity method of accounting. The Company accounts for its investments in equity securities in accordance with ASC Topic No. 321, Investments - Equity Securities, which requires the accounting for equity investments (other than those accounted for using the equity method of accounting) generally be measured at fair value for equity securities with readily determinable fair values. For equity securities without a readily determinable fair value that are not accounted for by the equity method, the Company measures the equity security using cost, less impairment, if any, and plus or minus observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported in current earnings.

Reclassifications

Certain amounts in the Company’s previously issued financial statements have been reclassified to conform to the presentation following the acquisition of Slacker and reflect the operating structure of the Company after the disposition of LXL Tickets and the acquisition of Slacker.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, valuation of media content, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt instruments, and legal contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Revenue Recognition Policy

On April 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”) and all related amendments and applied the concepts to all contracts using the full retrospective method. The Company had no cumulative impact of adopting Topic 606 to record through accumulated deficit. There was no impact to revenues for the quarter ended June 30, 2018, as a result of applying Topic 606. Additionally, there were no changes to any line items in the Company’s condensed consolidated financial statements.

The Company accounts for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company uses the expected value method to estimate the value of variable consideration on advertising and with original equipment manufacturer contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising and subscription services are rendered as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

Practical Expedients

The Company elected the practical expedient and did not restate contracts that began and were completed within the same annual reporting period.

The Company elected the practical expedient and recognized the incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

Gross versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its revenue streams.

The Company’s revenue is principally derived from the following services:

Subscription Services

Subscription services revenue substantially consist of monthly to annual recurring subscription fees, which are primarily paid in advance by credit card or through direct billings arrangements. The Company defers the portions of monthly to annual recurring subscription fees collected in advance and recognizes them in the period earned. Subscription revenue is recognized in the period of services rendered. The Company’s subscription revenue consists of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. As a result, the Company has concluded that the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. The Company recognizes subscription revenue straight-line through the subscription period.

Subscription Services consist of:

Direct subscriber, mobile service provider and mobile app services

The Company generates revenue for subscription services on both a direct basis and through subscriptions sold through certain third-party mobile service providers and mobile app services (collectively the “Mobile Providers”). For subscriptions sold through the Mobile Providers, the subscriber executes an on-line agreement with Slacker outlining the terms and conditions between Slacker and the subscriber upon purchase of the subscription. The Mobile Providers promote the Slacker app through their e-store, process payments for subscriptions, and retain a percentage of revenue as a fee. The Company reports this revenue gross of the fee retained by the Mobile Providers, as the subscriber is Slacker’s customer in the contract and Slacker controls the service prior to the transfer to the subscriber. Subscription revenues from monthly subscriptions sold directly through Mobile Providers are subject to such Mobile Providers’ refund or cancellation terms. Revenues from Mobile Providers are recognized net of any such adjustments for variable consideration, including refunds and other fees. The Company’s payment terms vary based on whether the subscription is sold on a direct basis or through Mobile Providers. Subscriptions sold on a direct basis require payment before the services are delivered to the customer. The payment terms for subscriptions sold through Mobile Providers vary, but are generally payable within 30 days.

Third-Party Original Equipment Manufacturers

The Company generates revenue for subscription services through subscriptions sold through a third-party Original Equipment Manufacturer (the “OEM”). For subscriptions sold through the OEM, the OEM executes an agreement with Slacker outlining the terms and conditions between Slacker and the OEM upon purchase of the subscription. The OEM installs the Slacker app in their equipment and provides the Slacker service to the OEM’s customers. The monthly fee charged to the OEM is based upon a fixed rate per vehicle, multiplied by the variable number of total vehicles which have the Slacker application installed. The number of customers, or the variable consideration, is reported by OEMs and resolved on a monthly basis. The Company’s payment terms with OEM are up to 30 days. The OEM does not charge the car owners a fee for the Slacker service.

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue performed on a monthly basis which represents the Company’s efforts to satisfy the performance obligation.

Licensing Revenue

Licensing revenue primarily consists of sales of licensing rights to digitally stream its live music services in certain geographies (e.g. China). Licensing revenue is recognized when the Company satisfies its performance obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, which is typically when the live event has aired. Any license fees collected in advance of an event are deferred until the event airs. The Company reports licensing revenue on a gross basis as the Company acts as the principal in the underlying transactions.

Cost of Sales

Cost of Sales principally consists of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights and producing and streaming live events from venues and for promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers primarily relate to the consumption of music listened to on Slacker’s radio services.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s product and event advertising and marketing costs.

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

At June 30, 2018 and 2017, the Company had 167,363 and 0 warrants outstanding, respectively, 5,114,168 and 0 options outstanding, respectively, and 2,603,463 and 1,376,615 shares of common stock issuable underlying the Company’s convertible notes payable, respectively.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting where the purchase consideration is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase consideration over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates and estimates of terminal values.

Discontinued Operations

In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, the Company analyzes whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, the Company considers whether the disposal represents a strategic shift that has or will have a major effect on its operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in the Company’s consolidated statements of operations, net of income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of June 30, 2018 and March 31, 2018, the Company had restricted cash of less than $0.1 million and $3.7 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations. There were no impairment losses recorded on receivables for the three months ended June 30, 2018 and 2017.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customer and the short-term nature of its subscription receivables. At June 30, 2018, the Company had five customers that made up 11%, 11%,12%, 22% and 28% of the total net accounts receivable balance.

The Company’s accounts receivable at June 30, 2018 and March 31, 2018 is as follows (in thousands):

	June 30,	March 31,
	2018	2018
Accounts receivable, gross	$3,473	$3,019
Less: Allowance for doubtful accounts	(29)	(29)
Accounts receivable, net	$3,444	$2,990

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

The Company evaluates the carrying value of its property and equipment if there are indicators of potential impairment. The Company performs an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset group. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset group, the excess of the net book value over the estimated fair value is recorded in the Company’s consolidated statements of operations. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset group using discount and capitalization rates deemed reasonable for the type of assets, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

Capitalized Internal-Use Software

The Company capitalizes certain costs incurred to develop software for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Costs related to minor enhancements, maintenance and training are expensed as incurred.

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, the Company utilizes an entity-wide approach to assess goodwill for impairment.

Intangible Assets with Finite Useful Lives

The Company has certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Trademarks/Trade Names, Intellectual Property, Customer Relationships, and capitalized software development costs. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Trademarks/Trade Names (5 years), Intellectual Property (15 years), Customer Relationships (1.5-5 years), Domain Names (5 years), and software (5 years).

The Company capitalizes costs incurred to develop internal-use computer software and costs to acquire software licenses. Internal and external costs incurred in connection with development of upgrades or enhancements that result in additional information technology functionality are also capitalized. These capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. These capitalized costs are recorded in intangible assets in the Company’s consolidated balance sheets.

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations.

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

In the event the Company receives cash in advance of providing its music services, the Company will defer an amount of such future royalty and costs to 3rd party music labels, publishers and other providers on its balance sheets. Deferred costs are amortized to expense concurrent with the recognition of the related revenue and the expense is included in cost of sales.

Fair Value Measurements - Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (i.e., an exit price). The Company uses the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the Company’s own assumptions about the data market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

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

Adoption of New Accounting Pronouncements

On April 1, 2018, the Company adopted Topic 606 and all related amendments and applied the concepts to all contracts using the full retrospective method. The adoption of this standard did not have a material impact to the Company’s income from continuing operations, net income, retained earnings, or any other financial statement line items. See Note 3 – Revenue for further discussion and disclosures required under this guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard effective April 1, 2018 and as a result, the Company reclassified presentation of its statement of cash flows for the three months ended June 30, 2018 to include $3.7 million of restricted cash in its beginning cash, cash equivalent and restricted cash balance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by removing Step 2 from the goodwill impairment test. The Company adopted this guidance effective April 1, 2018. The adoption of this standard did not have, and is not expected to have, a material impact to the condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting. This ASU simplifies the accounting and reporting for share-based payments issued to nonemployees by expanding the scope of ASC 718, Compensation – Stock Compensation, which currently only includes share-based compensation to employees, to also include share-based payments to nonemployees for goods and services. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company adopted this guidance effective April 1, 2018 upon the adoption of ASC 606. The adoption resulted in no material impact to the Company.

Recently Issued Accounting Pronouncements

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Revenue

In May 2014, the FASB issued a comprehensive new revenue recognition standard that superseded nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The FASB also issued important guidance clarifying certain guidelines of the standard, including (1) reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than an agent and (2) identifying performance obligations and licensing. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. The Company adopted this standard on April 1, 2018, applying it retrospectively to each prior period presented in the financial statements.

The following table represents a disaggregation of revenue from contracts with customers for the three months ended June 30, 2018 and 2017 (in thousands)

	Three Months Ended June 30,
	2018	2017
Revenue
Subscription services	$6,621	$-
Advertising	804	-
Licensing	165	-
Total Revenue	$7,590	$-

For some contracts, the Company may invoice up front for services recognized over time or for contracts in which the Company has unsatisfied performance obligations. Payment terms and conditions vary by contract type, although terms generally cover monthly payments. In the circumstances where the timing of invoicing differs from the timing of revenue recognition, the Company has determined its contracts do not include a significant financing component. The Company has elected to apply the optional exemption under ASC 606-10-50-14 and not provide disclosure of the amount and timing of performance obligations as the performance obligations are part of a contract that has an original expected duration of one year or less.

The following table summarizes the significant changes in contract liabilities balances during the three months ended June 30, 2018 (in thousands)

Contract Liabilities
Balance as of March 31, 2018	$1,046
Revenue recognized that was included in the contract liability at beginning of period	(913)
Increase due to cash received, excluding amounts recognized as revenue during the period	798
Balance as of June 30, 2018	$931

Note 4 — Business Combinations

Fiscal 2019 Transactions

None.

Fiscal 2018 Transactions

During the fiscal year ended March 31, 2018, the Company completed two acquisitions (asset purchase constituting the acquisition of a business from an accounting perspective and an acquisition of a company).

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

The Company accounted for the Wantickets asset purchase transaction, which constitutes the acquisition of a business from an accounting perspective, as a business combination in accordance with ASC 805 “Business Combinations.” Significant other assets assumed were approximately $0.1 million in property and equipment, $0.4 million of trademark and trade names, $1.0 million in software associated with proprietary ticketing technology, and $0.5 million in domain names and customer relationships. For the three months ended June 30, 2017, the Company incurred less than $0.1 million in transaction costs associated with the Wantickets asset purchase. The Company did not incur any transaction costs during the three months ended June 30, 2018.

The following table summarizes the fair value of the assets acquired from Wantickets (in thousands):

Asset Type	Fair Value
Property and Equipment	$109
Trademark / Trade Name	431
Software	1,004
Customer Relationships	369
Domain Names	106
Goodwill	1,321
Purchase Consideration	$3,340

Since the asset purchase date, the amount of revenue for LXL Tickets included in the Company’s condensed consolidated statements of operations within discontinued operations for the three months ended June 30, 2018 and 2017 was $0 and $0.3 million, respectively. The net loss included in the Company’s condensed consolidated statements of operations within discontinued operations for the three months ended June 30, 2018 and 2017 was $0 and $0.3 million, respectively.

During the quarter ended December 31, 2017, management of the Company made the decision to shut down the operations of LXL Tickets effective December 31, 2017 (see Note 5 - Dispositions). Pro forma financial information for the Wantickets asset purchase transaction is not presented due to the disposition of LXL Tickets during the year ended March 31, 2018.

Slacker, Inc.

On December 29, 2017, the Company acquired Slacker for total purchase consideration of $55.9 million with the purchase consideration consisting of (i) 6,126,788 shares of the Company’s common stock, valued at $24.5 million, (ii) 1,675,893 shares of the Company’s common stock issued to payoff certain debt of Slacker as of the transaction date, valued at $6.7 million, (iii) cash payment of $2.5 million and issuance of 175,000 shares of the Company’s common stock valued at $0.7 million to Slacker and its designees and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. The acquisition is intended to augment and diversify the Company’s music operating segment. The Company accounted for the acquisition as a business combination. The goodwill recorded for the Slacker acquisition was $5.4 million. Key factors that contributed to the recognition of the Slacker goodwill were the opportunity to consolidate and complement existing content operations, trained workforce, proprietary software and operating platform, and the opportunity to generate future synergies with the Company’s existing business. As a result of the acquisition of the stock of Slacker, the goodwill is not deductible for tax purposes.

The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of deferred cost of sales, deferred taxes and intangible assets. The following table summarizes the provisional fair value of the assets assumed in the Slacker acquisition (in thousands):

Asset Type	Fair Value
Cash and Cash Equivalents	$263
Accounts Receivable	3,339
Prepaid Expense and Other Assets	254
Deferred Cost of Sales	458
Property and Equipment	400
Trademarks/Trade Names	11,436
Intellectual Property	8,454
Customer Relationships	6,618
Software	19,384
Goodwill	5,377
Purchase Consideration	$55,983

The amount of revenues for Slacker included in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 was $7.4 million and $0 million, respectively. The net loss for Slacker included in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 were ($2.6) million and $0 million, respectively. The Company incurred no transaction costs associated with the Slacker acquisition during the three months ended June 30, 2018 and 2017.

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

The following table presents the revenues and net loss of the combined company for the three months ended June 30, 2018 and 2017 as if the acquisition had been completed on April 1, 2016.

	Three Months Ended June 30,
	2018	2017
Revenues	$7,590	$6,731
Net Loss	(10,148)	(4,383)

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

Note 5 — Dispositions

Discontinued Operations of LXL Tickets, Inc.

During the quarter ended December 31, 2017, management of the Company made the decision to shut down the operations of LXL Tickets effective December 31, 2017. Management concluded that the operations of LXL Tickets were not going to improve due to decreased consumer demand for nightlife and concert events and since LXL Tickets was no longer providing ticketing services to four major venues in 2017 that had produced significant revenues in 2016, ongoing litigation between such customers and Wantickets and such customers refusing to continue to work with LXL Tickets as a result of Wantickets’ non-payment for prior services, and continuing significant losses incurred by LXL Tickets through December 31, 2017 that were supposed to be funded by sellers of Wantickets’ assets that were never funded as required under the Wantickets’ Asset Purchase Agreement. The Company also decided to make a strategic shift in the focus of its operations through the acquisition of Slacker that closed in December 2017 (see Note 4 – Business Combinations). Therefore, it began laying off LXL Tickets’ employees during the quarter ended December 31, 2017, such that there was one employee left as of December 31, 2017. Management considers abandonment to have occurred at December 31, 2017 since LXL Tickets stopped accepting orders and using the acquired assets as of that date. To accomplish this, the results of LXL Tickets’ operations are reported as discontinued operations in accordance with ASC 205, Presentation of Financial Statements. Management currently does not have any plans to sell LXL Tickets or its remaining assets.

For the three months ended June 30, 2017, the Company has recognized a $0.3 million loss from the operations of LXL Tickets. The Company is presenting the operating loss of LXL Tickets on its statements of operations under the heading “Loss from discontinued operations.”

Major line items constituting net loss of the discontinued operations of LXL Tickets are as follows for the period from May 5, 2017 through June 30, 2017 (in thousands):

Period Ended June 30, 2017
Revenues	$276
Cost of Sales	79
Gross Profit	197
Selling, general and administrative expenses	503
Loss on discontinued operations	$(306)

Note 6 — Property and Equipment

The Company’s property and equipment at June 30, 2018 and March 31, 2018 was as follows (in thousands):

	June 30,	March 31,
	2018	2018
Property and equipment, net
Production equipment	$52	$51
Computer, machinery, and software equipment	460	449
Furniture and fixtures	23	23
Leasehold improvements	19	19
Capitalized software	653
Total property and equipment	1,207	542
Less accumulated depreciation and amortization	(247)	(149)
Total property and equipment, net	$960	$393

Depreciation expense was $0.1 million and $0.0 million for the three months ended June 30, 2018 and 2017, respectively.

Note 7 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reportable segment. The following table presents the changes in the carrying amount of goodwill in the Company’s reportable segment for the three months ended June 30, 2018 (in thousands):

Goodwill
Balance as of March 31, 2018	$5,377
Acquisitions	-
Discontinued Operations	-
Balance as of June 30, 2018	$5,377

Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2018 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,384	$1,938	$17,446
Trademark/Trade Name	11,436	1,143	10,293
Intellectual Property (Patents)	8,454	282	8,172
Customer Relationships	6,618	1,479	5,139
Domain Names	29	3	26
Total	$45,921	$4,845	$41,076

The Company’s finite-lived intangible assets were as follows as of March 31, 2018 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,384	$968	$18,416
Trademark/Trade Name	11,436	572	10,864
Intellectual Property (Patents)	8,454	141	8,313
Customer Relationships	6,618	739	5,879
Domain Names	29	2	27
Total	$45,921	$2,422	$43,499

The Company’s amortization expense on its finite-lived intangible assets was $2.4 million and $0 for the three months ended June 30, 2018 and 2017, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2019 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2019 (remaining nine months)	$7,268
2020	8,204
2021	7,261
2022	7,261
2023	5,587
Thereafter	5,495
$41,076

Note 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2018 and 2017 were as follows (in thousands):

	June 30,	March 31,
	2018	2018

Accounts Payable	$11,790	$10,996
Accrued Liabilities	1,419	1,158
Due to Related Parties	34	53
	$13,243	$12,207

Note 9 — Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report on Form 10-Q, the Note has not been extended and is currently past due. In February 2018, the Note holder filed a claim for collection of the Note (see Note 14 – Commitments and Contingencies). As of June 30, 2018 and 2017, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0.0 million of accrued interest, respectively, outstanding under the Note.

Note 10 — Senior Secured Convertible Debentures

On June 29, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”), with JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (each, a “Purchaser” and collectively, the “Purchasers”) pursuant to which the Company sold, in a private placement transaction (the “Financing”), for an aggregate cash purchase price of $10.0 million, $10.64 million in aggregate principal amount, of its 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “Debentures”). In conjunction with the Financing, the Company (i) recorded issuance costs of $1.0 million against the liability and (ii) used $3.5 million of the proceeds to pay off 100% of the Company’s revolving line of credit (see Note 11 – Bank Debt). Issuance costs are being amortized to interest expense over the term of the Debentures. The outstanding principal balance of the Debentures at June 30, 2018 was $10.6 million, which included $0 of accrued interest.

The Debentures mature on June 29, 2021, accrue interest at 12.75% per year and are convertible into shares of common stock of the Company at a conversion price of $10.00 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures will have the right, at their option, to require the Company to redeem an aggregate of up to $0.2 million of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such a redemption prior to December 28, 2018. The Company will be required to promptly, but in any event no more than two trading days after a holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of common stock. At the Company’s election and subject to certain limitations, the Company may also pay interest in shares of its common stock. If the Company elects to pay the redemption amount or interest in shares of its common stock, then, subject to the next sentence, the shares will be delivered based on a price (the “Stock Payment Price”) equal to the lesser of (a) a 10% discount to the average of the three lowest daily volume weighted average prices of the Company’s common stock over the prior 20 trading days, or (b) the Conversion Price, subject to a certain minimum price per share and if certain conditions are met. The Company will not have the right to, and will not, make any redemption or interest payment in shares of its common stock unless and until it has obtained the requisite consent of its stockholders under the rules of Nasdaq or if the issuance of shares as a result of such election would reduce the number of shares that the Company is permitted to issue under Nasdaq listing standards upon the conversion in full of the Debentures.

Subject to the satisfaction of certain conditions, at any time after June 28, 2019, the Company may elect to prepay all, but not less than all, of the Debentures for a prepayment amount equal to the outstanding principal balance of the Debentures plus all accrued and unpaid interest thereon, together with a prepayment premium equal to the following (a) if the Debentures are prepaid after June 29, 2019, but on or prior to December 29, 2019, 10% of the entire outstanding principal balance of the Debentures; (b) if the Debentures are prepaid on or after December 30, 2019, but on or prior to June 29, 2020, 8% of the entire outstanding principal balance of the Debentures; and (c) if the Debentures are prepaid on or after June 29, 2020, but prior to the maturity date of the Debentures, 6% of the entire outstanding principal balance of the Debentures. Subject to the satisfaction of certain conditions, the Company may elect to prepay all, but not less than all, of the Debentures in connection with a change of control transaction (as defined in the Debentures) for a prepayment amount equal to the outstanding principal balance of the Debentures plus (i) if the Debentures are prepaid on or after their original issue date, but on or prior to June 29, 2019, all remaining regularly scheduled interest to be paid on the Debentures from the date of such payment of the Debentures to, but excluding, June 29, 2019, plus 10% of the entire outstanding principal balance of the Debentures; and (ii) if the Debentures are prepaid after June 29, 2019, for the prepayment amounts described above.

The Company’s obligations under the Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay the applicable prepayment amount described above.

The Company’s obligations under the Debentures have been guaranteed under a Subsidiary Guarantee (the “Subsidiary Guarantee”) by its wholly owned subsidiaries, Slacker, LiveXLive, Corp. and LXL Studios, Inc. (the “Guarantors”). The Company’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement by a lien on all of the Company’s and the Guarantors’ assets, subject to certain exceptions.

The Company has evaluated the Debenture agreements and has identified two derivative instruments which are bifurcated from the underlying Debentures relating to provisions around an event of default and mandatory prepayments upon divestitures exceeding certain thresholds. At June 30, 2018, the Company has performed a probability assessment on both of the derivative instruments and determined that as of the assessment date, the probability is zero percent. As such, no value has been attributed to the derivative instruments. The Company will remeasure the probability assessment of the derivative instruments and record at fair value in each reporting period going forward.

The Debentures contain customary affirmative and restrictive covenants and representations and warranties, including limitations on indebtedness, liens, investments, dispositions of assets, organizational document amendments, issuance of disqualified stock, change of control transactions, stock repurchases, indebtedness repayments, dividends, the creation of subsidiaries, affiliate transactions, deposit accounts and certain other matters. The Company must also maintain a specified minimum cash balance, meet certain financial targets, and maintain minimum amounts of liquidity.  As of June 30, 2018, the Company was in full compliance with these covenants.

Note 11 — Bank Debt

As part of the acquisition of Slacker, the Company assumed what was initially a $5.0 million revolving line of credit from a commercial bank that was collateralized by all of the assets of Slacker. The revolving line of credit was based on the amount of eligible accounts receivable. The loan was cash collateralized and there were no covenants. The revolving line of credit bore an annual interest rate equal to prime rate as published in the Wall Street Journal plus 0.75%, and equaled 5.50% at March 31, 2018. The line had an original maturity date of March 31, 2018. On March 29, 2018, the Company entered into the Ninth Amendment to Loan and Security Agreement with the bank, extending the maturity date to July 31, 2018 and removing the financial reporting requirements. In June 2018, in conjunction with the issuance of the Debentures, the revolving line of credit was fully repaid and the $3.5 million of cash collateral was returned to the Company. Also, as part of the acquisition of Slacker, the Company assumed a term loan with the bank with a balance of $1.7 million, which was paid off at the closing of the Slacker acquisition.

Note 12 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at June 30, 2018 and March 31, 2018 were as follows (in thousands):

	June 30,	March 31,
	2018	2018
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2019	$3,649	$3,581
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2019	916	900
(C) 6% Unsecured Convertible Note – Due September 13, 2018	-	-
(D) 6% Unsecured Convertible Note – Due June 28, 2018	-	-
Less: Accumulated Amortization of Discount	(419)	(533)
Net	4,146	3,948
Less: Convertible Note Payable - Related Party, current	4,146	-
Convertible Notes Payable - Related Party, long-term	$-	$3,948

Unsecured Convertible Notes - Third Party
(E) 6% Unsecured Convertible Note - Due September 13, 2018	$-	$164
(F) 6% Unsecured Convertible Notes - Due between January 31, 2018 and September 30, 2018	-	950
(G) 6% Unsecured Convertible Notes - Due January 31, 2018	53	52
Less: Accumulated Amortization of Discount	-	(198)
Net	53	968
Less: Unsecured Convertible Notes - Third Party, current	53	968
Unsecured Convertible Notes - Third Party, long term	$-	$-

Total Unsecured Convertible Notes, current	$4,199	$968

Total Unsecured Convertible Notes, long term	$-	$3,948

Total principal maturities of the Company’s long-term borrowings, including Debentures, unsecured convertible notes, bank debt, and note payable are $4.5 million for the year ending March 31, 2019 and $10.6 million for the year ending March 31, 2021.

As of June 30, 2018 and March 31, 2018, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019. At June 30, 2018, the balance due of $3.6 million included $0.1 million of accrued interest outstanding under the first Trinad Note.  At March 31, 2018, $3.6 million of principal, which included no accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019. For the three months ended June 30, 2018, the Company amortized $0.1 million of discount to interest expense, and the unamortized discount as of June 30, 2018 was $0.4 million. As of June 30, 2018, $0.1 million of accrued interest was added to the principal balance.

On March 30, 2018, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Company’s 6% unsecured convertible notes was extended to May 31, 2019. In consideration of the maturity date extension, the interest rate payable under the notes was increased from 6.0% to 7.5% beginning on April 1, 2018, and the aggregate amount of accrued interest due under all of the notes issued to Trinad Capital as of March 31, 2018 of $0.3 million was paid.

The Company may not redeem the any of the notes issued to Trinad Capital prior to May 2019 without Trinad Capital’s consent.

(C) On January 4, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin, the father of Robert Ellin, our Chief Executive Officer, Chairman, director and principal stockholder, for total principal amount of $0.1 million. This note was due September 13, 2018. On March 12, 2018, the noteholder converted the note into shares of the Company’s common stock at a conversion price of $3.00 per share and less than $0.1 million debt discount was charged to APIC as a result of the conversion. In addition, the noteholder received 3,570 three-year warrants, with an exercise price of $4.00 per share, as an incentive to convert the note prior to its maturity date.

(D) On June 29, 2017, the Company issued a 6% unsecured convertible note payable to Marvin Ellin for total principal amount of $0.1 million. This note was due June 28, 2018. On March 12, 2018, the noteholder converted the note into shares of the Company’s common stock at a conversion price of $3.00 per share and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholder received 3,474 three-year warrants, with an exercise price of $4.00 per share, as an incentive to convert the note prior to its maturity date.

(E) On September 14, 2016, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $0.2 million. This note was due on September 13, 2018. In June, 2018, entire $0.2 million of principal and interest was converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. During both the three months ended June 30, 2018 and 2017, the Company amortized less than $0.1 million, of discount to interest expense.

(F) Between November 22, 2016 and March 29, 2017, the Company issued seven 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.2 million. The notes were due on various dates through September 30, 2018. On March 12, 2018, $0.4 million of principal and interest of the notes were converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 24,760 three-year warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. In June 2018, the entire remaining $1.0 million of principal and interest of the notes was converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. For the both three months ended June 30, 2018 and 2017, the Company amortized less than $0.1 million of discount to interest expense.

(G) Between April 5, 2017 and June 29, 2017, the Company issued ten 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.7 million. The notes are due on various dates through June 29, 2018. On March 12, 2018, $1.7 million of principal and interest were converted into shares of the Company’s common stock, and $0.2 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 115,559 three-year warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. For the three months ended June 30, 2018 and 2017, the Company amortized zero and $0.3 million, respectively, of such discount to interest expense, and the unamortized discount as of June 30, 2018 was $0. As of March 31, 2018, less than $0.1 million of accrued interest was added to the remaining principal balance.

Note 13 — Related Party Transactions

Management Services from Trinad Management LLC

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant was exercisable in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance of 716,216 shares of the Company’s common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder and the Managing Member of Trinad LLC, agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For three months ended June 30, 2018 and 2017, the Company incurred $0.0 million and $0.1 million of such fees, respectively.

The $0.2 million due to Trinad LLC was reflected as a liability on the March 31, 2017 balance sheet. Pursuant to the terms of the Management Agreement with Trinad LLC, during April 2017, the Company paid the remaining $0.2 million of the amount that was due at the end of the three-year term of the Management Agreement.

Rent

During the three months ended June 30, 2017, the Company subleased office space from Trinad LLC for no cost to the Company as part of the Management Agreement. Management estimates such amounts to be immaterial.

Note 14 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of June 30, 2018, the Company has licenses, production and/or distribution agreements to make future minimum guarantee commitments of $7.2 million, of which $1.5 million will be paid in the fiscal year ending March 31, 2019 and the remainder will be paid thereafter. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% of net revenues; however, without a requirement to make future minimum guarantee commitment payments irrespective to the execution and results of the planned events. As of June 30, 2018, the Company had prepaid minimum guarantees of $0.7 million in content acquisition costs related to minimum guarantees.

Contractual Obligations

As of June 30, 2018, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $1.2 million for the fiscal year ended March 31, 2019 and $0.5 million for the fiscal year ended March 31, 2020.

On a quarterly basis, the Company records the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, subscribers and other terms of each agreement that impact the Company’s expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of June 30, 2018, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Employment Agreements

As of June 30, 2018, the Company has employment agreements with four key employees (Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Strategy Officer) that provide salary and bonus payments through terms ranging from 2020 to 2023. The employment agreements contain severance clauses that could require severance payments in the event of termination prior to the term of the agreement.

Legal Proceedings

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against the Company and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. We and LiveXLive demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against LiveXLive Media and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $0.3 million in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. LXL was notified on September 27, 2017, that Blink TV Limited is in bankruptcy in England and now has liquidators in place who are assuming the litigation. The liquidators will need to move for permission to substitute in as the real parties in interest. Trial was set for October 1, 2018. In June 2018, LiveXLive settled the claim with the Plaintiffs for an amount not material to the Company. In July 2018, a final dismissal of this matter was entered in court.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association (the “AAA”), against Wantickets and LXL Tickets, in connection with event proceeds of $0.2 million allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017, among Wantickets, LXL Tickets, the Company and certain other persons. On January 8, 2018, the arbitrator denied LXL Tickets’ preliminary motion requesting for the arbitration claim to be dismissed based on jurisdictional and other arbitrability arguments and ruled that LXL Tickets assumed the Exodus-Wantickets Agreement by performing under the contract and/or as a successor interest. In June 2018, the parties concluded a formal arbitration proceeding with the arbitrator to determine to what extent is LXL Tickets liable to Exodus for the event proceeds allegedly owed to Exodus by Wantickets.  The parties are now awaiting the arbitrator’s decision. LXL Tickets intends to continue to vigorously dispute such claims and any obligation or liability to Exodus. As of June 30, 2018, the potential range of loss related to this matter was not material.

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, the Company, LXL Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $0.3 million (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to the Company and LXL Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in the Company to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, on December 19, 2017, the court entered such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, we filed an answer on behalf of LXL Tickets that generally denied all the claims in Light’s complaint. In June 2018, an affiliate of Mr. Schnaier transferred approximately 51,500 shares of the Company’s common stock to Light to allow Light to sell such shares to satisfy the Claim Amount. Additional shares will be transferred by Mr. Schnaier’s affiliate as needed to allow Light to satisfy the Claim Amount in full. Based on the Company’s understanding, if Light is able to satisfy the Claim Amount in full from the sale of such shares, this action will be voluntarily withdrawn against all defendants; however, there can be no assurance that this will occur. The Company believes that this action against it and LXL Tickets is without merit and intends to vigorously defend itself and LXL Tickets and any obligations or liability to Light with respect to such claims. As of June 30, 2018, the potential range of loss related to this matter was not material.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. As of June 30, 2018, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP served us with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. The Company intends to vigorously defend itself against any obligations or liability to the plaintiff with respect to such claims, including potential counterclaim against the plaintiff.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs also have sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat certain results for Mr. Schnaier’s self-serving and improper purposes. The Company and the individual defendants are vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that the Company has strong defenses. On June 26, 2018, the Company, Robert Ellin, and LXL Tickets filed a counterclaim against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In August 2018, the plaintiffs voluntarily dismissed their claims against Mr. Indursky and Mr. Alec Ellin. The outcome of this lawsuit is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations

During the three months ended June 30, 2018 and 2017, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by a number of third-parties of approximately $0.4 million and $0 million, respectively. Each of the full amounts were expensed and included in general and administrative expenses during their respective three months ended June 30, 2018 and 2017.

While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that except as set forth above, the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's financial statements.

 From time to time, the Company is involved in legal proceedings and other matters arising in connection with the conduct of its business activities. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. The Company regularly evaluates the status of its commitments and contingencies in which it is involved to (i) assess whether a material loss is probable or there is at least a reasonable possibility that a material loss or an additional material loss in excess of a recorded accrual may have been incurred and (ii) determine if financial accruals are required when appropriate. The Company records an expense accrual for any commitments and loss contingency when it determines that a loss is probable and the amount of the loss can be reasonably estimated. If an expense accrual is not appropriate, the Company further evaluates each matter to assess whether an estimate of possible loss or range of loss can be made and whether or not any such matter requires additional disclosure. There can be no assurance that any proceeding against the Company will be resolved in amounts that will not differ from the amounts of estimated exposures. Legal fees and other costs of defending litigation are expensed as incurred.

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

Slacker leases its San Diego premises under operating leases expiring on December 31, 2018. Rent expense for the operating leases totaled $0.1 million for the three months ended June 30, 2018.

Note 15 — Employee Benefit Plan

Slacker sponsors a 401(k) plan (the “Plan”) covering all Slacker employees. Employees are eligible to participate in the Plan the first day of the calendar month following their date of hire. Slacker may make discretionary matching contributions to the Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. Slacker made $23 thousand in matching contributions to the plan for the three months ended June 30, 2018.

Note 16 — Stockholders’ Equity

Issuance of Common Stock for Services to Consultants

During the three months ended June 30, 2018, the Company issued 93,291 shares of its common stock valued at $0.4 million to certain Company consultants. During the three months ended June 30, 2018, the Company recorded $0.6 million of expense related to stock issuances to consultants. The remaining unrecognized compensation cost of approximately $1.4 million is expected to be recorded over the next two years as the shares vest.

During the three months ended June 30, 2017, the Company issued 229,165 shares of its common stock valued at $0.4 million to certain Company consultants. During the three months ended June 30, 2017, the Company recorded $0.4 million of expenses related to the stock issuances.

Issuance of Common Stock for Services to Employees

During the three months ended June 30, 2018, the Company recorded $0.1 million of expense related to prior stock issuances to employees. As of June 30, 2018, the remaining unrecognized compensation cost of $0.5 million is expected to be recorded over the next two years as the shares vest.

During the three months ended June 30, 2017, the Company issued 700,000 shares of its common stock valued at $1.2 million to certain employees and recorded $0.1 million of expense related to the stock issuances to employees.

Additional details of the Company’s issuances of its common stock to employees during three months ended June 30, 2018 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of March 31, 2018	187,500	$5.01
Granted	-	-
Vested	(84,722)	5.01
Forfeited or expired	-	-
Non-vested as of June 30, 2018	102,778	5.01

Warrants

The table below summarizes the Company’s warrant activities during the three months ended June 30, 2108:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2018	167,363	4.01	2.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, June 30, 2018	167,363	4.01	2.70
Exercisable, June 30, 2018	167,363	4.01	2.70

At June 30, 2018, the intrinsic value of warrants outstanding and exercisable was $0.3 million.

Note 17 — Business Segment and Geographic Reporting

Management has determined that the Company has one consolidated operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Customers

The Company has one external customer that accounts for more than 10% of its revenue, which is an OEM. The OEM provides premium Slacker service in all of their new vehicles. In the three months ended June 30, 2018, total revenue from the OEM was $2.2 million.

Geographic Information

The Company operates as an internet live music streaming platform based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 18 — Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level we used to estimate the fair values are shown below (in thousands):

	June 30, 2018
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable	299	-	-	299
Senior secured convertible debentures, net	9,606	-	-	9,606
Unsecured convertible notes payable, net	4,199	-	-	4,199

	March 31, 2018
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable	294	-	-	294
Bank debt	3,500	-	3,500	-
Unsecured convertible notes payable, net	4,916	-	-	4,916

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of June 30, 2018 and 2017. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2018 and 2017.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s bank debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The Company’s Notes, Debentures and unsecured convertible notes payable with fixed rates are not publicly traded and carrying amounts approximate their fair values since the current interest rates and terms on these obligations are similar as prevailing market rates and are considered to be Level 3.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveXLive,” “LXL,” the “Company,” “our,” “we” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2018, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report (or otherwise made by us or on our behalf from time to time in other reports, filings with the SEC, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including Slacker, Inc., our wholly owned subsidiary (“Slacker”), and LiveXLive apps to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturing or to repurchase the convertible nets upon a fundamental chance or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our credit agreement; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part I Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “2018 Form 10-K”), as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended June 30, 2018 and 2017, we reported revenue of $7.6 million and $0 million, respectively. For the three months ended June 30, 2018 and 2017, one customer accounted for 29% and 0% of our consolidated revenues, respectively.

Transactions for the Quarter Ended June 30, 2018

During the three months ended June 30, 2018, we successfully produced and streamed 5 live festivals, including EDC Las Vegas, Country 500, Hangout Fest, Rock in Rio, and Rock on the Range, and we ended the June 30, 2018 quarter with approximately 489,000 paid subscribers on our music platform, up from approximately 447,000 at March 31, 2018.

On June 29, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”), with JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (each, a “Purchaser” and collectively, the “Purchasers”) pursuant to which the Company sold, in a private placement transaction (the “Financing”), for an aggregate cash purchase price of $10.0 million, $10.64 million in aggregate principal amount, of its 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “Debentures”). In conjunction with the Financing, the Company (i) recorded issuance costs of $1.0 million against the liability and (ii) used $3.5 million of the proceeds to pay off 100% of the Company’s revolving line of credit (see Note 11 – Bank Debt, to the Company’s condensed consolidated financial statements included above). Issuance costs are being amortized to interest expense over the term of the Debentures. The outstanding principal balance of the Debentures at June 30, 2018 was $10.6 million, which included $0 of accrued interest.

The Debentures mature on June 29, 2021, accrue interest at 12.75% per year and are convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion price of $10.00 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures will have the right, at their option, to require the Company to redeem an aggregate of up to $0.2 million of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such a redemption prior to December 28, 2018. The Company will be required to promptly, but in any event no more than two trading days after a holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of its common stock. At the Company’s election and subject to certain limitations, the Company may also pay interest in shares of its common stock. If the Company elects to pay the redemption amount or interest in shares of its common stock, then, subject to the next sentence, the shares will be delivered based on a price (the “Stock Payment Price”) equal to the lesser of (a) a 10% discount to the average of the three lowest daily volume weighted average prices of the Company’s common stock over the prior 20 trading days, or (b) the Conversion Price, subject to a certain minimum price per share and if certain conditions are met. The Company will not have the right to, and will not, make any redemption or interest payment in shares of its common stock unless and until it has obtained the requisite consent of its stockholders under the rules of The Nasdaq Capital Market (“Nasdaq”) or if the issuance of shares as a result of such election would reduce the number of shares that the Company is permitted to issue under Nasdaq listing standards upon the conversion in full of the Debentures.

Subject to the satisfaction of certain conditions, at any time after June 28, 2019, the Company may elect to prepay all, but not less than all, of the Debentures for a prepayment amount equal to the outstanding principal balance of the Debentures plus all accrued and unpaid interest thereon, together with a prepayment premium equal to the following (a) if the Debentures are prepaid after June 29, 2019, but on or prior to December 29, 2019, 10% of the entire outstanding principal balance of the Debentures; (b) if the Debentures are prepaid on or after December 30, 2019, but on or prior to June 29, 2020, 8% of the entire outstanding principal balance of the Debentures; and (c) if the Debentures are prepaid on or after June29, 2020, but prior to the maturity date of the Debentures, 6% of the entire outstanding principal balance of the Debentures. Subject to the satisfaction of certain conditions, the Company may elect to prepay all, but not less than all, of the Debentures in connection with a change of control transaction (as defined in the Debentures) for a prepayment amount equal to the outstanding principal balance of the Debentures plus (i) if the Debentures are prepaid on or after their original issue date, but on or prior to June 29, 2019, all remaining regularly scheduled interest to be paid on the Debentures from the date of such payment of the Debentures to, but excluding, June 29, 2019, plus 10% of the entire outstanding principal balance of the Debentures; and (ii) if the Debentures are prepaid after June 29, 2019, for the prepayment amounts described above.

The Company’s obligations under the Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay the applicable prepayment amount described above.

The Company’s obligations under the Debentures have been guaranteed under a Subsidiary Guarantee (the “Subsidiary Guarantee”) by its wholly owned subsidiaries, Slacker, LiveXLive, Corp. and LXL Studios, Inc. (the “Guarantors”). The Company’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) by a lien on all of the Company’s and the Guarantors’ assets, subject to certain exceptions.

The Debentures contain customary affirmative and restrictive covenants and representations and warranties, including limitations on indebtedness, liens, investments, dispositions of assets, organizational document amendments, issuance of disqualified stock, change of control transactions, stock repurchases, indebtedness repayments, dividends, the creation of subsidiaries, affiliate transactions, deposit accounts and certain other matters. The Company must also maintain a specified minimum cash balance, meet certain financial targets, and maintain minimum amounts of liquidity.  As of June 30, 2018, the Company was in full compliance with these covenants.

In June 2018, we issued 375,835 shares of our common stock in exchange for the conversion of $1.1 million of our 6% unsecured convertible notes and related accrued interest.

During the three months ended June 30, 2018, we entered into several new licenses, production and/or distribution agreements for digital broadcast rights across certain events, including up to 3 major festivals around the world and over 3 events annually.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the quarter ended June 30, 2018 is only partially comparable to the financial information for the quarter ended June 30, 2017. The presented financial information for the quarter ended June 30, 2018 includes the financial information and activities of Slacker for the period April 1, 2018 to June 30, 2018. The presented financial information for the quarter ended June 30, 2017 does not include financial information and activities of Slacker as it was acquired on December 29, 2017. The presented financial information for the quarter ended June 30, 2017 does include the financial information and activities of LiveXLive Tickets, Inc. (“LXL Tickets”) for the period May 5, 2017 to June 30, 2017 (57 days), which acquired certain assets of Wantickets on May 5, 2017. As of December 31, 2017, we elected to abandon LXL Tickets operations, and the financial information herein reflects LXL Tickets as discontinued operations. This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

Opportunities, Challenges and Risks

Today, we derive the majority of our revenue through music subscription services, and secondarily from advertising and licensing. For the quarter ended June 30, 2018, approximately 13% and 87% of our revenue was from advertising and licensing, and paid customers’ subscriptions, respectively, largely from Slacker. Beyond the first half of fiscal year ending March 31, 2019, we plan to grow our advertising and licensing revenue across our live music programming, and as a result we expect the percentage mix of advertising and licensing versus subscription revenue to be higher beginning in mid-fiscal year 2019 versus today.

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. As of the date of our public offering completed in December 2017, we had the broadcasting rights to 7 major festivals – Rock in Rio (Rio de Janeiro, Brazil and Lisbon, Portugal), Outside Lands (San Francisco, California), Breakaway Music Festival (Columbus, Ohio), Country Lights (Athens, Ohio), Hangout Music Festival (Gulf Shores, Alabama), Summerfest (Milwaukee, Wisconsin) and Paleo Festival (Nyon, Switzerland). As of June 30, 2018, we had 27 festivals under agreement with terms ranging in duration from 2 to 7 years. Moreover, in February 2018 we entered into a five-year agreement with Insomniac, the global leader in electronic dance music events, for exclusive global digital broadcast rights across all Insomniac events, including up to 20 major festivals around the world and over 100 events annually. We plan to continue acquiring rights to live music events during the remainder of fiscal 2019 and beyond.

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

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats, deploying new services for our subscribers such as artist merchandise and live music event ticket sales, and licensing user data across our platform. Currently, our Slacker audio and LiveXLive video services operate on separate platforms; however, we believe there is a significant opportunity to combine these services into a single platform, including offering a greater variety of exclusive and unique music content across our platform. For example, we acquired Slacker in December 2017 to accelerate our paid subscription platform, and secondarily to gain synergies across product development initiatives. In 2018, we integrated resources and launched our live music streaming app across Apple TV, Roku and Amazon Fire platforms. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the three months ended June 30, 2018, we continued to invest in product and engineering to develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 18 months to address these opportunities.

Growth in our music services is also dependent upon the number of customers that use and pay for our services, the attractiveness of our music platform to sponsors and advertisers and our ability to negotiate favorable economic terms with music labels, publishers, artists and or festival owners, and the number of passengers who use our services. Growth in our margins is heavily dependent on our ability to grow, coupled with the managing the costs associated with implementing and operating our services, including the costs of licensing music with the music labels, and producing, streaming and distributing video and audio content. Our ability to attract and retain new and existing customers will be highly dependent on our abilities to implement and continually improve upon our technology and services on a timely basis, manage artist, labels and publisher relations and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

For the majority of our agreements with festival owners, we acquire global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the three months ended June 30, 2018 and 2017, all material amounts of our revenue were derived from customers located in the United States. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly expand our operating segment's service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Key Components of Consolidated Statements of Operations

The following briefly describes certain key components of revenue and expenses as presented in our consolidated statements of operations.

Revenue

We currently generate our revenue through advertising and paid subscriptions across our music platform, and secondarily through the licensing of non-U.S. broadcasting rights for our live events. Our advertising revenue is based upon the number of impressions or active listeners we deliver across our music platform. Our subscription revenue is driven by the number of paid subscribers across our music platform, who pay up to $9.99 per month for a premium music subscription. Licensing revenue is driven by certain broadcasting rights we own and license to third parties.

Where we enter into revenue sharing arrangements with our customers, and we act as the principal, we report the underlying revenue on a gross basis in our consolidated statements of operations, and record the revenue-sharing payments to our customers in costs of sales. In determining whether to report revenue gross for the amount of fees received from our customers, we assess whether we control the specified good or service before it is transferred to the customer. In making this assessment, we also consider whether we are primarily responsible for fulfillment and have latitude in establishing prices with our customers.

Operating Expenses

Operating expenses consist of cost of sales, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock based compensation and depreciation expenses associated with our capital expenditures.

Cost of Sales

Cost of sales principally consist of the costs of licensing our services across our music platform, including producing audio and live music content; music licensing costs paid to labels such as Universal Music, Warner Music and Sony Music, publishers and digital rights organizations such as Soundexchange and BMI; programming, DJ’s, hosts and streaming costs; revenue recognized by us and shared with others as a result of our revenue-sharing arrangements; platform operating expenses, including depreciation of the systems and hardware used to build and operate our platform; personnel costs related to our network operations, customer service and information technology. As we continue to grow our revenue base, build out our music services platform and expand our coverage globally, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of premium music downloaded, live festivals we stream in a given period, the amount of content and programming required to operate our services and the number of partners we share our corresponding revenue with.

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

Stock-based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in costs of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees and certain non-employees including directors and consultants. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase our common stock issued to certain non-employees.

As of June 30, 2018, we had approximately $11.9 million of unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 1.4 years. Stock-based compensation expense is expected to increase throughout fiscal year 2019 as compared to fiscal year 2018 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Discontinued Operations

During the third quarter ended December 31, 2017, we implemented a plan to shut down our LXL Tickets operations (the “Plan”). During fiscal year 2018, in conjunction with the Plan, we committed to formally discontinue our LXL Tickets operations, including the assets acquired in the 2017 asset acquisition from Wantickets. We completed the Plan in December 2017. Included in our financial results for the three months ended June 30, 2017 is a loss from discontinued operations of $0.3 million.

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our notes payable, late fees, convertible notes and loans, income or loss from our equity-method investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

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

As of June 30, 2018 and 2017, we had approximately $65.0 million and $18.2 million, respectively, of federal and state net operating losses. These operating loss carryforwards are available to offset future taxable income which expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million of net operating loss carryforwards through the acquisition of Slacker in December 2017. Utilization of these losses is limited by Section 382 of the Internal Revenue Code in the fiscal year ended March 31, 2018 and each taxable year thereafter. We have estimated a limitation and revalued the losses at $25.0 million. It is possible that the utilization of these NOL carryforwards may be further limited by other changes in ownership due to Section 382 of the Internal Revenue Code. We are undertaking a study to determine the applicable limitations, if any. We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, provided for accelerated deductions for certain U.S. film production costs, imposed limitations on certain tax deductions such as executive compensation in future periods, and included numerous other provisions. As we have a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. Since we are not in a current U.S. federal tax paying position, our U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act. We are currently in the process of evaluating the full impact of the Tax Act on our financial statements and have not completed this evaluation. We have reported provisional amounts reflecting reasonable estimates of the impact of the Tax Act. We have also made provisional estimates of other effects of the Tax Act, such as the measurement of deferred tax assets and liabilities related to executive compensation, the one-time transition tax, and net operating loss carryovers. The estimated impact of the Tax Act is based on a preliminary review of the new law and is subject to revision based upon further analysis and interpretation of the Tax Act. We will complete our accounting for the Tax Act once we have obtained, prepared, and analyzed all information needed (including computations) for our analysis, but no later than one year from the enactment date of the Tax Act.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. A summary of our critical accounting policies is presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies and Estimates, of our 2018 Form 10-K.

Revenue Recognition

On April 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. See Note 2 – Summary of Significant Accounting Polices, and Note 3 – Revenue Recognition to our unaudited condensed consolidated financial statements included (Part I, Item 1 of this Quarterly Report).

Capitalized Internal-Use Software

We capitalize certain costs incurred to develop software for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Costs related to minor enhancements, maintenance and training are expensed as incurred.

Capitalized internal-use software costs are amortized on a straight-line basis over their five-year estimated useful lives. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the assumptions used in estimating in our capitalized internal-use software are not accurate, our capitalized internal-use software amounts and the related amortization could be misstated and have a material adverse effect on our business, financial condition and results of operations.

There were no other material changes to our critical accounting policies and estimates during the three months ended June 30, 2018.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements (Part I, Item 1 of this Quarterly Report) for a discussion of the recent accounting pronouncements.

Non-GAAP Measures

Reconciliation of Adjusted Operating Loss

Adjusted Operating Loss (“AOL”) is a non-GAAP financial measure that we define as operating income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, and (e) any charges in the period pursuant to formal plans to shut down and abandon LXL Tickets, depreciation and amortization (including goodwill impairment, if any), and certain stock-based compensation expense. We use AOL to evaluate the performance of our operations. We believe that information about AOL assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOL is not calculated or presented in accordance with the accounting principles generally accepted in the Unites States (“GAAP”). A limitation of the use of AOL as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOL should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOL as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOL to Operating Income (loss) from Continuing Operations, the most comparable GAAP financial measure (in thousands):

	Contribution Margin (Loss)	Operating Income (Loss) from Continuing Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Recurring Costs	Adjusted Operating Loss
Three Months Ended June 30, 2018
Music Operations	$(845)	$(6,750)	$2,520	$1,230	$-	$117	$(2,883)
Corporate	-	(3,352)	1	1,618	-	62	(1,671)
Total	$(845)	$(10,102)	$2,521	$2,848	$-	$179	$(4,554)
Three Months Ended June 30, 2017
Music Operations	$(410)	$(921)	$3	$-	$-	-	$(918)
Corporate	-	(953)	3	490	-	-	(460)
Total	$(410)	$(1,874)	$6	$490	$-	$-	$(1,378)

Operating Results

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,		% Change
	2018	2017
Revenue	$7,590	$-	100%

Cost of Sales	8,435	410	1,957%
Sales & Marketing, Product Development and G&A	3,482	511	581%
Intangible Asset Amortization	2,423	-	100%
Operating Loss from Continuing Operations	(6,750)	(921)	633%
Operating Loss from Discontinued Operations	-	-	-
Operating Loss	$(6,750)	$(921)	633%
Operating Margin	-89%	-100%	11%
AOL*	$(2,883)	$(918)	-214%
AOL Margin*	-38%	-100%	62%

* See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Three Months Ended June 30, 2018, as Compared to Three Months Ended June 30, 2017

Revenue

Music Operations revenue increased $7.6 million during the three months ended June 30, 2018, as compared to $0 during the three months ended June 30, 2017, due to revenue from newly acquired Slacker, which was acquired in the third quarter of fiscal year 2018.

Operating Loss from Continuing Operations

Music Operations operating loss from continuing operations increased $5.8 million, or 633%, from a ($0.9) million operating loss from continuing operations for the three months ended June 30, 2017, as compared to a ($6.8) million operating loss from continuing operations for the three months ended June 30, 2018. The increase was largely due to higher production costs ($2.4) million due to the increased number of festivals streamed year over year (5 during the three months ended June 30, 2018 versus 2 in the same period in 2017). Additional increases were from operating losses of ($2.2) million associated with Slacker, which was acquired in the third quarter of fiscal year 2018, and higher non-cash stock-based compensation of ($1.2) million.

Adjusted Operating Loss

Music Operations Adjusted Operating Loss increased $2.0 million, or 214%, from a ($0.9) million AOL for the three months ended June 30, 2017, as compared to a ($2.9) million AOL for the three months ended June 30, 2018. The increase was largely due to the above-discussed higher operating losses from continuing operations of ($5.8) million, offset by increases in non-cash depreciation and amortization of $2.5 million, stock-based compensation of $1.2 million and $0.1 million of other non-recurring costs.

Adjusted Operating Loss Margin

Music Operations AOL Margin improved for the three months ended June 30, 2017 to (38%) for the three months ended June 30, 2018. The quarter over quarter improvement in AOL Margin was driven by the acquisition of Slacker in December 2017, which accounted for the vast majority of revenue in the quarter ended June 30, 2018, as compared to $0 revenue from continuing operations in the quarter ended June 30, 2017.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,		% Change
	2018	2017
G&A Expenses	$3,352	$953	252%
Intangible Asset Amortization	-	-	-
Operating Loss from Continuing Operations	(3,352)	(953)	252%
Operating Loss from Discontinued Operations	-	(306)	-100%
Operating Loss	$(3,352)	$(1,259)	166%
Operating Margin	-100%	-100%	-%
AOL*	$(1,671)	$(460)	263%

* See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss from Continuing Operations

Corporate operating loss from continuing operations increased $2.4 million or 252%, from a ($1.0) million operating loss from continuing operations for the three months ended June 30, 2017, as compared to a ($3.4) million operating loss from continuing operations for the three months ended June 30, 2018. The increase was largely due to higher non-cash stock-based compensation of $1.1 million primarily driven by higher grant values to new employees, executives and certain contractors to facilitate the growth in our business, increase of $0.3 million in payroll and related expenses related to new employees, $0.3 million increase in audit, legal and accounting fees, $0.1 million increased rent expense from our new offices, $0.1 million increase in travel, $0.1 million higher insurance costs, $0.1 million higher state franchise taxes and $0.3 million of other cumulative general and administrative expenses.

Adjusted Operating Loss

Corporate Adjusted Operating Loss increased $1.2 million, or 263%, from a ($0.5) million Adjusted Operating Loss for the three months ended June 30, 2017, as compared to a ($1.7) million Adjusted Operating Loss for the three months ended June 30, 2018. The increase was largely due to the above-discussed higher operating losses from continuing operations of ($2.4) million, offset by increases in non-cash stock-based compensation of $1.1 million and $0.1 million of other non-recurring costs.

Operating Loss from Discontinued Operations

Corporate operating loss from discontinued operations decreased $0.3 million, or 100%, from a ($0.3) million operating loss from discontinued operations for the three months ended June 30, 2017, as compared to no operating loss from continuing operations for the three months ended June 30, 2018. The decrease was due to the abandonment of the LXL Tickets business operations in December 2017, compared to LXL Tickets having operations from the date of acquisition on May 5, 2017 through June 30, 2017 in the three months ended June 30, 2017.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2018	2017

Revenue:	7,590	-

Operating expenses:
Cost of sales	8,435	410
Sales and marketing	914	56
Product development	1,843	-
General and administrative	4,077	1,408
Amortization of intangible assets	2,423	-
Total operating expenses	17,692	1,874
Loss from operations	(10,102)	(1,874)

Other income (expense):
Interest expense, net	(616)	(635)
Other expense	(50)	-
Total other income (expense)	(666)	(635)

Loss before provision for income taxes	(10,768)	(2,509)

Provision for income taxes	-	-
Loss from continuing operations	(10,768)	(2,509)

Loss from operations of discontinued operations (including loss on disposal of $2,786)	-	(306)
Net loss	$(10,768)	$(2,815)

Net loss per share from continuing operation– basic and diluted	$(0.21)	$(0.07)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.01)
Net loss per share – basic and diluted	$(0.21)	$(0.08)

Weighted average common shares – basic and diluted	51,527,861	35,528,121

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,		% Change
	2018	2017
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	10	-	100%
Product development	80	-	100%
General and administrative	8	6	33%
Total depreciation expense	$98	$6	1,533%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,		% Change
	2018	2017
Stock-based compensation expense:
Cost of sales	$76	$-	100%
Sales and marketing	406	-	100%
Product development	560	-	100%
General and administrative	1,806	490	269%
Total stock-based compensation expense	$2,848	$490	481%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,
	2018	2017
Revenue	100%	-%
Operating expenses
Cost of sales	111%	-%
Sales and marketing	12%	-%
Product development	24%	-%
General and administrative	54%	-%
Amortization of intangible assets	32%	-%
Total operating expenses	233%	-%
Loss from operations	-133%	-%
Other income (expense)	-9%	-%
Loss before income taxes	-142%	-%
Income tax provision	0%	-%
Loss from continuing operations	-142%	-%
Loss from discontinued operations	0%	-%
Net loss	-142%	-%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2018	2017
Advertising and Licensing	$969	$-	100%
Subscription	6,621	-	100%
Total Revenue	$7,590	$-	100%

Advertising and Licensing Revenue

Three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Advertising and licensing revenue increased $1.0 million, or 100%, to $1.0 million for the three months ended June 30, 2018, as compared to $0 million for the three months ended June 30, 2017. The increase was due to the acquisition of Slacker, $0.8 million, in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017 combined with increased licensing revenue of $0.2 million due to licensing agreements entered into in the three months ended June 20, 2018, that were not present in the three months ended June 20, 2017.

Subscription Revenue

Three months ended June 30, 2018 compared to three months ended June 30, 2017. Subscription revenue increased $6.6 million, or 100%, to $6.6 million for the three months ended June 30, 2018, as compared to $0 million for the three months ended June 30, 2017. The increase was due to the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in fiscal year 2017.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended June 30,		% Change
	2018	2017
Production	$2,796	$410	582%
Subscription and Advertising	5,639	-	100%
Total Cost of Sales	$8,435	$410	1,957%

Production

Three months ended June 30, 2018, as compared to three months ended June 30, 2017. Production cost of sales increased $2.4 million, or 582%, to $2.8 million for the three months ended June 30, 2018, as compared to $0.4 million for the three months ended June 30, 2017. The increase was partly due to the number of festivals we streamed in the quarter ended June 30, 2018 (5) versus the quarter ended June 30, 2017 (2), coupled with slightly higher overall cost of production, which included the livestream of EDC Las Vegas in May 2018, as we continue to add more resources and expand our production capabilities in fiscal year ending 2019 versus fiscal year ended 2018.

Subscription and Advertising

Three months ended June 30, 2018, as compared to three months ended June 30, 2017. Subscription and advertising cost of sales increased $5.6 million, or 100%, to $5.6 million for the three months ended June 30, 2018, as compared to $0.0 million for the three months ended June 30, 2017. The increase was due to the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in the 2017 fiscal year.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,		% Change
	2018	2017
Sales and marketing expenses	$914	$56	1,532%
Product development	1,843	-	100%
General and administrative	4,077	1,408	190%
Amortization of intangible assets	2,423	-	100%
Total Other Operating Expenses	$9,257	$1,464	532%

Sales and Marketing Expenses

Three months ended June 30, 2018, as compared to three months ended June 30, 2017. Sales and marketing expenses increased $0.8 million, or 1,530%, to $0.9 million for the three months ended June 30, 2018, as compared to $0.1 million for the three months ended June 30, 2017. The increase was largely due to a $0.3 million increase from the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in the 2017 fiscal year, $0.1 million increase in higher marketing costs to support more festivals year-over-year, and $0.4 million increase in non-cash stock-based compensation to certain employees and non-employees.

Product Development

Three months ended June 30, 2018, as compared to three months ended June 30, 2017. Product development expenses increased $1.8 million, or 100%, to $1.8 million for the three months ended June 30, 2018, as compared to $0 for the three months ended June 30, 2017. The increase was due to a $1.1 million increase from the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in the 2017 fiscal year, $0.6 million increase in non-cash stock-based compensation, and $0.1 million increase in payroll related to the growth of our business.

General and Administrative

Three months ended June 30, 2018, as compared to three months ended June 30, 2017. General and administrative expenses increased $2.7 million, or 190%, to $4.1 million for the three months ended June 30, 2018, as compared to $1.4 million for the three months ended June 30, 2017. The increase was primarily due to a $1.3 million increase in non-cash stock-based compensation to certain employees and non-employees, a $1.0 million increase in personnel, professional fees and travel-related expenses to support our growth and our operational needs as a publicly traded company, and a $0.4 million increase from the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in the 2017 fiscal year.

Amortization of Intangible Assets

Three months ended June 30, 2018, as compared to three months ended June 30, 2017. Amortization of intangible assets increased $2.4 million or 100% to $2.4 million for the three months ended June 30, 2018, as compared to $0 million for the three months ended June 30, 2017. The increase was due to the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in the 2017 fiscal year.

Total Other Income (Expense)

	Three Months Ended June 30,		% Change
	2018	2017
Total other income (expense), net	$(666)	$(635)	-5%

Three months ended June 30, 2018, as compared to three months ended June 30, 2017. Total other income (expense) increased $0.1 million, or 5%, to ($0.7) million for the three months ended June 30, 2018, as compared to ($0.6) million for the three months ended June 30, 2017. The balances primarily represent interest expense related to non-secured convertible notes, amortization of debt discounts, late fees on outstanding payables, and the $3.5 million bank line of credit obtained with the acquisition of Slacker in the third quarter of fiscal year 2018, which did not exist in the 2017 fiscal year.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2018, our principal sources of liquidity were our cash and cash equivalents in the amount of $15.9 million, which primarily are invested in cash in banking institutions in the U.S. In December 2017, we completed an underwritten public offering of 5,000,000 shares of our common stock at an offering price of $4.00 per share (the “Public Offering”), raising net proceeds of $18.5 million, including the overallotment of shares, and acquired Slacker for an aggregate of $55.9 million. In June 2018, we issued $10.6 million, 3-year senior secured convertible debentures (the “Debentures”) raising net proceeds of $9.6 million after issuance costs. The vast majority of our cash proceeds were received from the issuance of our convertible notes since 2014, our public offering of our common stock completed in December 2017 (the “Public Offering”), debt financing with Silicon Valley Bank in fiscal year 2018 and the Debentures financing in June 2018. As of June 30, 2018, we had note payable balance of $0.3 million, $10.6 million in aggregate principal amount of Debentures and unsecured convertible notes with aggregate principal balances of $4.6 million.

As reflected in our condensed consolidated financial statements included elsewhere herein, we had a history of losses, incurred a net loss of $10.8 million, and utilized cash of $3.5 million in operating activities for the period ended June 30, 2018, and had a working capital deficiency of $6.1 million as of June 30, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our long-term ability to continue as a going concern is dependent upon our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and obtain additional sources of suitable and adequate financing. Our ability to continue as a going concern is also dependent its ability to further develop and execute on our business plan. We may also have to reduce certain overhead costs through the reduction of salaries and other means, and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

In December 2017, we completed the Public Offering as a result of which we received net proceeds of $16.8 million, after deducting underwriting discount, fees and estimated offering expenses paid by us. In addition, we granted the underwriters the right to purchase up to an additional 750,000 shares of our common stock, which was partially exercised for 460,200 shares on January 23, 2018, resulting in additional net proceeds to us of $1.7 million, after deducting the underwriting discount and offering expenses paid by us. After giving effect to the full exercise of the over-allotment option, the total number of shares sold by us in the Public Offering increased to 5,460,200 shares, and net proceeds to us increased to $18.5 million, after deducting the underwriting discount and offering expenses paid by us.

In June 2018, we issued $10.6 million, 3-year Debentures. Amongst other terms, the Debentures bear annual interest at 12.75%, requires us to meet certain financial covenants, and are convertible into shares of our common stock at a conversion price of $10 per share (subject to adjustment). Net proceeds from the issuance of the Debentures was $9.6 million after direct issuance costs, of which $3.5 million was used to pay off 100% of the legacy SVB A/R Line with Silicon Valley Bank (assumed by us as part of the Slacker acquisition), resulting in a $3.5 million release of restricted cash collateral to us. The remaining proceeds will be used primarily for general working capital.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals rights, our working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our Company infrastructure and equipment for our business offerings, and sale of our investments. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments, capital raising and or acquisition of additional debt in the near and long term. Over the next twelve to eighteen months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid subscribers that we add to our businesses.

In May 2017, we and LXL Tickets entered into an Asset Purchase Agreement (“APA”) with Wantickets and certain other parties, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of our common stock valued at $3.3 million (or $5.01 per share). The asset purchase was intended to augment and diversify our music operations. In December 2017, our management made the decision to shut down the operations of LXL Tickets. Management concluded that the operations of LXL Tickets were not going to improve and decided to make a strategic shift in the focus of its operations. Management considers abandonment to have occurred at December 31, 2017 since LXL Tickets stopped accepting orders and using the acquired assets as of that date. The results of LXL Tickets’ operations are reported as discontinued operations in accordance with ASC 205, Presentation of Financial Statements on its statements of operations under the heading “Loss from operations of discontinued operations.”

In December 2017, we acquired Slacker for a total purchase price of $55.9 million through (i) the issuance of 6.1 million shares of our common stock, valued at $24.5 million, (ii) issuance of 1.7 million shares of our common stock issued to payoff certain debt at Slacker on the transaction date, valued at $6.7 million, (iii) cash payment of $2.5 million and the issuance of 0.2 million shares of our common stock valued at $0.7 million to Slacker and its designees and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. Slacker was acquired to augment and diversify our music operations.

During the three months ended June 30, 2018, we repaid a $3.5 million term loan from Silicon Valley Bank (assumed by us as part of the Slacker acquisition). During the three months ended June 30, 2018, we issued an aggregate 375,835 shares of our common stock as a result of the conversion of $1.1 million of principal and accrued interest of our 6% unsecured convertible notes.

As of June 30, 2018 and 2017, we had an outstanding note payable of $0.3 million and $0.3 million issued in connection with certain professional services performed through March 2015, and outstanding principal of unsecured convertible notes of $4.6 million and $5.1 million, respectively, in principal and accrued interest. As of June 30, 2018, approximately $4.6 million of our unsecured convertible notes were due in the less than year. In March 2018, we extended the maturity date of approximately $4.5 million in unsecured 7.5% convertible notes owned by Trinad Capital Master Fund Ltd. (“Trinad Capital”), a related party, from dates March through December, 2018 to May 2019 (the “Trinad Convertible Notes”).

As of June 30, 2018 and March 31, 2018, we had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital, a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019. At June 30, 2018, the balance due of $3.6 million included $0.1 million of accrued interest outstanding under the first Trinad Note.  At March 31, 2018, $3.6 million of principal, which included no accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, we issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019. For the three months ended June 30, 2018, we amortized $0.1 million of discount to interest expense, and the unamortized discount as of June 30, 2018 was $0.4 million. As of June 30, 2018, $0.1 million of accrued interest was added to the principal balance.

On March 30, 2018, we entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital in which the maturity date of all of Trinad Convertible Notes issued to Trinad Capital were extended to May 31, 2019. In consideration of the maturity date extension, the interest rate payable under the notes was increased from 6.0% to 7.5% beginning on April 1, 2018, and the aggregate amount of accrued interest due under the Trinad Convertible Notes as of March 31, 2018 of $0.3 million was paid.

We may not redeem the notes issued to Trinad Capital prior to May 2019 without its consent.

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, we compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant may have been exercised in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance 716,216 shares of our common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder and the Managing Member of Trinad LLC, agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For the three months ended June 30, 2018 and 2017, we incurred $0 and $0.1 million of such fees, respectively.

Immediately following our acquisition of Slacker, we assumed what was initially a $5.0 million revolving line of credit from Silicon Valley Bank (the SVB A/R Line) that was collateralized by certain assets of Slacker. During the fourth quarter of fiscal year 2018, we renegotiated the SVB A/R Loan, decreasing the overall facility to $3.5 million with a maturity date of March 31, 2018. The SVB A/R Line, as amended, had no covenants, was 100% cash collateralized and bears an annual interest rate equal to prime rate as published in the Wall Street Journal plus 0.75%, which equaled 5.50% at March 31, 2018. On March 29, 2018, we further amended the SVB A/R Line, extending the maturity date to July 31, 2018. In June 2018, in conjunction with the issuance of the $10.6 million Debenture, the revolving line of credit was fully repaid and $3.5 million of cash collateral was returned to the Company.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the unsecured convertible notes, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our outstanding warrants and unsecured convertible notes, and pay down our JGB Debt, in part or in full, subject to repayment limitation set forth in the credit agreement. We expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12-24 months. However, we may need to raise additional funds through the issuance of equity, equity-related and/or debt securities and/or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(3,505)	$(1,462)
Net cash used in investing activities	(516)	(15)
Net cash provided by financing activities	6,091	1,515
Net change in cash, cash equivalents and restricted cash	$2,070	$38

Cash Flows Provided By (Used In) Operating Activities

For the three months ended June 30, 2018

Net cash used in our operating activities of ($3.5) million primarily resulted from our net loss during the period of ($10.8) million, which included non-cash charges of $5.6 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization and stock-based compensation. The remainder of our sources of cash used by operating activities of $1.6 million was from changes in our working capital, including ($0.5) million from timing of accounts receivable, $0.2 million in prepaid expenses and other assets and $1.9 million from timing of accounts payable and accrued expenses.

For the three months ended June 30, 2017

Net cash used in our operating activities of ($1.5) million primarily resulted from our net loss during the period of ($2.8) million, which included non-cash charges of $1.2 million largely comprised of compensation associated with stock and warrant issuances, the fair value of beneficial conversion features on our unsecured convertible notes, and depreciation and amortization. The remainder of our sources of cash from our operating activities of $0.1 million was from changes in our working capital.

Cash Flows Provided By (Used In) Investing Activities

For the three months ended June 30, 2018

Net cash used in investing activities of ($0.5) million was principally due to the ($0.5) million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2018.

For the three months ended June 30, 2017

Net cash used in investing activities was less than $0.1 million during the quarter ended June 30, 2017.

Cash Flows Provided By (Used In) Financing Activities

For the three months ended June 30, 2018

Net cash provided by financing activities of $6.1 million was primarily due to net proceeds of $9.6 million from the JGB Debt financing, partially offset by repayment of SVB A/R Line of $3.5 million assumed as part of the Slacker acquisition.

For the three months ended June 30, 2017

Net cash provided by financing activities of $1.5 million was primarily due to net cash received from net proceeds of $1.7 million from the issuance of certain unsecured convertible notes, offset by payments of $0.2 million associated with deferred Public Offering costs.

Debt Covenants

Our Debentures contain a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the debentures becoming immediately due and payable. The Debentures have two covenants, measured quarterly, that relate to our EBITDA and revenues. Such covenants require us to maintain (i) EBITDA as at the end of each fiscal quarter that shall not be less than the “EBITDA Target” for such fiscal quarter (as set forth in the debentures instrument), and (ii) revenue (as determined in accordance with GAAP) as at the end of each fiscal quarter that shall not be less than the “Revenue Target” for such fiscal quarter (as set forth in the debentures instrument).

As of June 30, 2018, we were in compliance with all of the Debentures’ covenants. We expect to remain in compliance with all of the Debentures’ covenants throughout the fiscal year ending March 31, 2019.

Contractual Obligations and Commitments

During the three months ended June 30, 2018, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have added future minimum commitments of approximately $0.2 million for the remainder of fiscal year ending March 31, 2019, $0.2 million for the fiscal year ending March 31, 2020 and $0.2 million for the fiscal year ending March 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2018 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Changes in Internal Control over Financial Reporting

We are in the process of implementing changes, as more fully described in our 2018 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2018 Form 10-K. Other than such changes, there have been no changes in our internal control over financial reporting, during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of our Chief Executive Officer and the Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against our Company and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. We and LiveXLive demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against LiveXLive Media and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $0.3 million in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. LXL was notified on September 27, 2017, that Blink TV Limited is in bankruptcy in England and now has liquidators in place who are assuming the litigation. The liquidators will need to move for permission to substitute in as the real parties in interest. Trial was set for October 1, 2018. Based on currently available information, the Company believes that the Company has strong defenses and intends to defend vigorously against this lawsuit. As of March 31, 2018, the potential range of loss related to this matter was not material. In June 2018, LiveXLive settled the claim with the Plaintiffs for an amount not material to the Company. In July 2018, a final dismissal of this matter was entered in court.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association (the “AAA”), against Wantickets and LXL Tickets, in connection with event proceeds of $0.2 million allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017, among Wantickets, LXL Tickets, our Company and certain other persons. On January 8, 2018, the arbitrator denied LXL Tickets’ preliminary motion requesting for the arbitration claim to be dismissed based on jurisdictional and other arbitrability arguments and ruled that LXL Tickets assumed the Exodus-Wantickets Agreement by performing under the contract and/or as a successor interest. The formal arbitration proceeding was held on June 5, 2018, to determine to what extent is LXL Tickets liable to Exodus for the event proceeds allegedly owed to Exodus by Wantickets.  The parties are now awaiting the arbitrator’s decision. LXL Tickets intends to continue to vigorously dispute such claims and any obligation or liability to Exodus. As of June 30, 2018, the potential range of loss related to this matter was not material.

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, our Company, LXL Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $0.3 million (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to the Company and LXL Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in our Company (the “Schnaier Shares”) to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, on December 19, 2017, the court entered such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, we filed an answer on behalf of LXL Tickets that generally denied all the claims in Light’s complaint.  In June 2018, an affiliate of Mr. Schnaier transferred approximately 51,500 shares of our common stock to Light to allow Light to sell such shares to satisfy the Claim Amount. Additional shares will be transferred by Mr. Schnaier’s affiliate as needed to allow Light to satisfy the Claim Amount in full. Based on our understanding, if Light is able to satisfy the Claim Amount in full from the sale of such shares, this action will be voluntarily withdrawn against all defendants; however, there can be no assurance that this will occur. We believe that this action against us and LXL Tickets is without merit and we intend to vigorously defend ourselves and LXL Tickets and any obligations or liability to Light with respect to such claims. As of June 30, 2018, the potential range of loss related to this matter was not material.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. We believe that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. We further believe that this action against LXL Tickets is without merit and we intend to vigorously defend LXL Tickets and any obligations or liability to Wynn with respect to such claims. As of June 30, 2018, we believe the chance of an unfavorable judgment is remote, however the potential range of loss related to this matter could be material.

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

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of our Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into our Company in 2016, our purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of our common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. We have denied plaintiffs’ claims. We believe that the complaint is an intentional act by the plaintiffs to publicly tarnish our and our senior management’s reputations through the public domain in an effort to obtain by threat certain results for Mr. Schnaier’s self-serving and improper purposes. We and the individual defendants are vigorously defending this lawsuit, and we believe that the allegations are without merit and that we have strong defenses. On June 26, 2018, we, Robert Ellin, and LXL Tickets filed a counterclaim against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In August 2018, the plaintiffs voluntarily dismissed their claims against Mr. Indursky and Mr. Alec Ellin. The outcome of this lawsuit is inherently uncertain and could have a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.

We have set forth in Item 1A. Risk Factors to our 2018 Form 10-K, risk factors relating to our business and industry, our acquisition strategy, our company, Slacker’s business options, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors for a more complete understanding of risks concerning us. There have been no material changes in our risk factors since those published in such 2018 Form 10-K, other than as set forth below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred a net loss of $10.8 million, and utilized cash of $3.5 million in operating activities for the period ended June 30, 2018, and had a working capital deficiency of $6.1 million as of June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $62.2 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $36.7 million as of June 30, 2018, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the substantial doubt as to our ability to continue as a going concern, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Risks Related to Our Indebtedness

We may not have sufficient cash flow from our business operations to make payments on our indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt and/or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur substantially more debt or take other actions that would intensify the risks discussed above.

In addition to our current outstanding debt and notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. In June 2018, we entered into a $10.6 million, 3-year debt facility with JGB Capital, LP (the “JGB Debt”) pursuant to which we issued to certain institutional holders our 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “Debentures”). The Debentures contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants.

We may not have the ability to repay the amounts then due under the Debentures and/or convertible notes at maturity or to raise the funds necessary to settle mandatory monthly redemptions of the Debentures. Payment of monthly redemptions of the Debentures in shares of our common stock will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

At maturity, the entire outstanding principal amount of the Debentures and convertible notes will become due and payable by us. In addition, upon monthly redemption of the Debentures as may be required by the holders thereof, maturity of the Debentures or maturity of the convertible notes, unless we elect to deliver solely shares of our common stock to settle such monthly redemptions of the Debentures (subject to certain equity conditions, which may not be satisfied by us), we will be required to make cash payments in each such instance. However, we may not have sufficient funds or be able to obtain financing at the time we are required to repay the amounts then due under the Debentures or the convertible notes. Our failure to repay any outstanding amount of the Debentures or convertible notes would constitute a default under such indentures. A default would increase the interest rate to the default rate under the Debentures or the maximum rate permitted by applicable law until such amount is paid in full. A default under the Debentures or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Debentures or convertible notes or make cash payments thereon. Furthermore, upon the occurrence and during the continuation of any event of default, the agent, for the benefit of the holders of the Debentures, shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral.

Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures will have the right, at their option, to require us to redeem an aggregate of up to $170,000 of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such a redemption prior to December 28, 2018. We will be required to promptly, but in any event no more than two trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lowest of (a) 90% of the average of the three lowest volume weighted average prices of our common stock over the prior 20 trading days or (c) $10.00, subject to adjustment as provided in the Debentures; provided, however, that such price will in no event be less than $2.00 per share (proportionately adjusted for any stock split, stock dividend, stock combination or other similar transaction). Any repayments made through the issuance of our common stock will result in dilution to our existing stockholders.

In addition, subject to the satisfaction of certain conditions, at any time after June 28, 2019, we may elect to prepay all, but not less than all, of the Debentures for a prepayment amount equal to the outstanding principal balance of the Debentures plus all accrued and unpaid interest thereon, together with a prepayment premium equal to the following: (a) if the Debentures are prepaid after June 29, 2019, but on or prior to December 29, 2019, 10% of the entire outstanding principal balance of the Debentures; (b) if the Debentures are prepaid on or after December 30, 2019, but on or prior to June 29, 2020, 8% of the entire outstanding principal balance of the Debentures; and (c) if the Debentures are prepaid on or after June 29, 2020, but prior to the maturity date of the Debentures, 6% of the entire outstanding principal balance of the Debentures. Subject to the satisfaction of certain conditions, we may elect to prepay all, but not less than all, of the Debentures in connection with a change of control transaction (as defined in the Debentures) for a prepayment amount equal to the outstanding principal balance of the Debentures plus (i) if the Debentures are prepaid on or after their original issue date, but on or prior to June 29, 2019, all remaining regularly scheduled interest to be paid on the Debentures from the date of such payment of the Debentures to, but excluding, June 29, 2019, plus 10% of the entire outstanding principal balance of the Debentures; and (ii) if the Debentures are prepaid after June 29, 2019, for the prepayment amounts described above.

The conditional conversion feature of our convertible notes or the Debentures or the optional monthly redemption features of the Debentures, if triggered, may adversely affect our financial condition and operating results, particularly our earnings per share.

In the event the conditional conversion feature of the Debentures or convertible notes is triggered, holders, as applicable, will be entitled to convert at any time during specified periods at their option. In addition, if one or more holders elect to require us to make the monthly redemption of their Debentures, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (subject to certain conditions), we would be required to settle a portion or all of our redemption obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert the Debentures or convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the JGB Debt or notes as a current rather than long-term liability, which may result in a material reduction of our net working capital and potential impact on our going concern status. Any conversion of the Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock may cause dilution to our stockholders and to our earnings per share.

The accounting method for convertible debt securities that may be settled in cash could have a material adverse effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), we are required to separately account for the liability and equity components of our convertible notes because they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The effect of ASC 470-20 on the accounting for our Debentures or convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ deficit on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of our convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of our convertible debt or notes to their face amount over the terms. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our convertible notes.

In addition, because our Debentures and/or convertible notes may be settled entirely or partly in cash, under certain circumstances, these are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion are not included in the calculation of diluted earnings per share except to the extent that the conversion value exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of our Debentures and/or convertible notes, then our diluted earnings per share would be adversely affected.

Our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of June 30, 2018 was $14.1 million, net of fees. While we have certain restrictions and covenants with our current indebtedness, and we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

●	requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

●	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

●	obligating us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

●	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and marketable securities and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments.

If we do not comply with the provisions of our Debentures, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

Our Debentures contains provisions that limit our operating and financing activities, including financial covenants relating to liquidity, indebtedness and Adjusted EBITDA (as defined in the indenture governing the Debentures). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder.

Conversion of our Debentures and/or convertible notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

The conversion of some or all of our Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion. Any sales in the public market of the common stock issuable upon such conversion or redemption or any anticipated conversion or redemption of our JBG Debt and convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended June 30, 2018, we issued 93,291 shares of our common stock valued at $0.4 million to various consultants. We valued these shares at prices between $3.67 and $7.58 per share, the most recent market price of our common stock near the date of issuance.

 During the three months ended June 30, 2018, we granted 1,212,500 options to purchase shares of our common stock, with the exercise prices ranging between $3.83 and $6.34 per share, the most recent market price of our common stock near the date of the respective grant.

During the three months ended June 30, 2018, we granted 500,000 restricted stock units, with the grant date stock prices ranging between $3.70 and $3.83 per share, the most recent market price of our common stock near the date of the respective grant.

In June 2018, we issued 0.4 million shares of our common stock in exchange for the conversion of $1.1 million of our 6% unsecured convertible notes and related accrued interest.

We believe the offers, sales and issuances of the securities described above were made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder and involved a transaction by an issuer not involving any public offering. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

On December 31, 2014, we converted accounts payable into a senior promissory note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by our former attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and continues to be in default. As of June 30, 2018 and March 31, 2018, the balance due of $0.3 million and $0.3 million includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

In June 2018, we entered into several Note Conversion Agreements with holders of our 6% unsecured convertible notes due January through September 2018, pursuant to which such holders converted approximately $1.0 million in aggregate principal amount of such notes and approximately $0.1 in accrued interest under the notes, for approximately 0.4 million shares of our common stock. Substantially all of the holders of the notes are subject to lock-up agreements which they entered into with JMP Securities LLC, the underwriter of our Public Offering completed in December 2017. Accordingly, substantially all of the shares issued as a result of the conversion of such notes are restricted from being sold or transferred for 540 days from December 22, 2017, subject to certain conditions.

Item 6.	Exhibits.

Exhibit Number	Description
2.1±	Asset Purchase Agreement, dated as of May 5, 2017, among Wantickets RDM, LLC, Danco Enterprises, LLC, Joseph Schnaier, Gamtix, LLC, LiveXLive Tickets, Inc. and the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
2.2±	Agreement and Plan of Merger, dated as of July 20, 2017, between the Company and Loton, Corp (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
2.3	Agreement and Plan of Merger, dated as of August 25, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Columbia Capital Equity Partners V (QP), L.P., as Stockholders’ Agent (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2017).
2.4	Amendment No. 1 to Merger Agreement, dated as of September 28, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2017).
2.5	Amendment No. 2 to Merger Agreement, dated as of October 30, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2017).
2.6	Amendment No. 3 to Merger Agreement, dated as of December 5, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2017).
2.7	Amendment No. 4 to Merger Agreement, dated as of December 15, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, in its capacity as the substitute Stockholders’ Agent (Incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1/A, Amendment No. 6, filed with the SEC on December 21, 2017).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of Convertible Loan Note between the Company and a lender of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017 (File No. 333-217893).
4.2	Form of Common Stock Warrant between the Company and a warrant holder (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017 (File No. 333-217893).
4.3	Form of 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	Management Agreement, dated as of September 23, 2011, between the Company and Trinad Management, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2011).
10.3†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. and Schuyler Hoversten (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.4†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.8†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.9†	Employment Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).

10.10†	Notice of Grant and Restricted Stock Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.11†	Employment Agreement, dated as of October 6, 2015, between the Company and Blake Indursky (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.12	Bill of Sale, Assignment and Assumption Agreement, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.13	Trademark and Domain Name Assignment, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.14	Lock-Up and No Shorting Agreement, dated as of May 5, 2017, between the Company and Danco Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.15†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.16†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.17†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.18†	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).
10.19	Securities Purchase Agreement, dated as of June 29, 2018, between the Company and the Purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.20	Subsidiary Guarantee, dated as of June 29, 2018, made by each of the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.21	Security Agreement, dated as of June 29, 2018, among the Company, the Guarantors and JGB Collateral LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.
±	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

 SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: August 20, 2018	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 20, 2018	By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)