Form 10-Q
period 2018-09-30
LiveXLive Media, Inc.
filed 2018-11-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of November 8, 2018, there were 51,991,375 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

i

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018 (unaudited)	2

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended September 30, 2018 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017 (unaudited)	5

Notes to the Condensed Consolidated Financial Statements (unaudited)	6 - 29

LiveXLive Media, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30,	March 31,
	2018	2018
Assets
Current Assets
Cash and cash equivalents	$14,064	$10,285
Restricted cash	185	3,685
Accounts receivable, net	3,395	2,990
Prepaid expense and other assets	1,582	1,759
Total Current Assets	19,226	18,719
Property and equipment, net	1,476	393
Goodwill	5,377	5,377
Intangible assets, net	38,653	43,499
Other assets	39	39
Total Assets	$64,771	$68,027

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$15,988	$12,207
Accrued royalties	9,042	7,667
Note payable	303	294
Bank debt	-	3,500
Deferred revenue	877	1,046
Senior secured convertible debentures, net	1,271	-
Unsecured convertible notes, net	4,346	968
Total Current Liabilities	31,827	25,682
Senior secured convertible debentures, net	8,451	-
Unsecured convertible notes, net	-	3,948
Total Liabilities	40,278	29,630

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 51,969,385 and 51,432,292 shares issued and outstanding, respectively	52	51
Additional paid in capital	96,966	89,778
Accumulated deficit	(72,525)	(51,432)
Total stockholders’ equity	24,493	38,397
Total Liabilities and Stockholders’ Equity	$64,771	$68,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Revenue:	$7,968	$80	$15,558	$80

Operating expenses:
Cost of sales	8,135	508	16,571	918
Sales and marketing	1,306	92	2,220	131
Product development	1,969	-	3,811	-
General and administrative	3,664	2,538	7,742	3,963
Amortization of intangible assets	2,410	-	4,833	-
Total operating expenses	17,484	3,138	35,177	5,012
Loss from operations	(9,516)	(3,058)	(19,619)	(4,932)

Other income (expense):
Interest expense, net	(782)	(759)	(1,397)	(1,394)
Other income (expense)	(27)	-	(77)	-
Total other income (expense)	(809)	(759)	(1,474)	(1,394)

Loss before provision for income taxes	(10,325)	(3,817)	(21,093)	(6,326)

Provision for income taxes	-	-	-	-
Loss from continuing operations	(10,325)	(3,817)	(21,093)	(6,326)

Loss from operations of discontinued operations	-	(485)	-	(791)

Net loss	$(10,325)	$(4,302)	$(21,093)	$(7,117)

Net loss per share from continuing operations – basic and diluted	$(0.20)	$(0.11)	$(0.41)	$(0.18)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net loss per share – basic and diluted	$(0.20)	$(0.12)	$(0.41)	$(0.20)

Weighted average common shares – basic and diluted	51,949,517	36,015,930	51,739,841	35,773,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2018	51,432,292	$51	$89,778	$(51,432)	$38,397
Shares issued for services to consultants	143,523	-	1,156	-	1,156
Stock-based compensation	-	-	4,852	-	4,852
Shares issued for debt conversion	393,570	1	1,180	-	1,181
Net loss	-	-	-	(21,093)	(21,093)
Balance as of September 30, 2018	51,969,385	$52	$96,966	$(72,525)	$24,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(21,093)	$(7,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,144	350
Common stock issued for services	1,527	666
Stock-based compensation	4,535	1,009
Amortization of debt discount	529	1,189
Fair value of bifurcated embedded derivatives	15	-
Changes in operating assets and liabilities:
Accounts receivable	(405)	(91)
Prepaid expenses and other current assets	177	(253)
Deferred revenue	(169)	-
Accounts payable and accrued liabilities	4,993	1,739
Net cash used in operating activities	(4,747)	(2,508)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,065)	-
Other asset	-	(15)
Net cash used in investing activities	(1,065)	(15)

Cash Flows from Financing Activities
Proceeds from unsecured convertible notes payable	-	1,745
Proceeds from senior secured convertible debentures payable, net	9,606	-
Proceeds from warrant exercise	-	10
Deferred offering costs	-	(533)
Repayment of bank debt	(3,515)	-
Net cash provided by financing activities	6,091	1,222

Net increase in cash, cash equivalents and restricted cash	279	(1,301)

Cash, cash equivalents and restricted cash, beginning of period	13,970	1,477

Cash, Cash Equivalents and Restricted Cash, End of Period	$14,249	$176

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$408	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants and beneficial conversion features issued as valuation discount	$-	$1,583
Fair value of options issued to employees, capitalized as internally-developed software	$317	$-
Common stock issued upon conversion of unsecured convertible notes payable	$1,180	$-

All instruments in acquisitions:

Fair value of common stock of $3,340 issued upon acquisition of assets of Wantickets allocated to:
Property and Equipment	$-	$109
Intangible Assets	$-	$1,910
Goodwill	$-	$1,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2018 and 2017

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in West Hollywood, California. The Company is a global digital media company focused on live entertainment.

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive, Loton’s wholly-owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive being the surviving entity. In addition, on December 29, 2017, LiveXLive acquired Slacker, Inc. (“Slacker”), an internet music and radio streaming service incorporated in the state of Delaware, which is now a wholly-owned subsidiary of the Company.

Basis of Presentation

The presented financial information for the three and six months ended September 30, 2018 includes the financial information and activities of LiveXLive (92 and 183 days, respectively) and Slacker (92 and 183 days, respectively). The presented financial information for the three and six months ended September 30, 2017 includes the financial information and activities of LiveXLive (92 and 183 days, respectively) and Slacker (0 and 0 days, respectively), with the financial results of LiveXLive Tickets, Inc., a Delaware wholly-owned subsidiary of the Company (“LXL Tickets”), reflected as discontinued operations during the three and six months ended September 30, 2017. Unless otherwise indicated, the information in the notes to the Company’s consolidated financial statements refers only to the Company’s continuing operations and does not include discussion of balances or activities of LXL Tickets.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2018, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and six months ended September 30, 2018. The results for the three and six months ended September 30, 2018 are not necessarily indicative of the results expected for the full 2019 fiscal year ending March 31, 2019. The condensed consolidated balance sheet as of March 31, 2018 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “2018 Form 10-K”).

Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2018 Form 10-K.

These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these condensed consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $14.1 million as of September 30, 2018, and $10.3 million as of March 31, 2018, respectively). The Company’s internal plans and forecasts indicate that it may not have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $21.1 million, and utilized cash of $4.7 million in operating activities for the six months ended September 30, 2018, and had a working capital deficiency of $12.6 million as of September 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Acquisitions are included in the Company’s condensed consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

Investments that the Company has the ability to control, and where it is the primary beneficiary, are consolidated.

Earnings or losses attributable to any non-controlling interests in a Company subsidiary are included in net income (loss) in the Company’s condensed consolidated statements of operations. Any investments in the Company’s affiliates over which the Company has the ability to exert significant influence, but does not control and with respect to which it is not the primary beneficiary are accounted for using the equity method of accounting. The Company accounts for its investments in equity securities in accordance with ASC Topic No. 321, Investments - Equity Securities, which requires the accounting for equity investments (other than those accounted for using the equity method of accounting) generally be measured at fair value for equity securities with readily determinable fair values. For equity securities without a readily determinable fair value that are not accounted for by the equity method, the Company measures the equity security using cost, less impairment, if any, and plus or minus observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported in current earnings.

Reclassifications

Certain amounts in the Company’s previously issued financial statements have been reclassified to conform to the presentation following the acquisition of Slacker and reflect the operating structure of the Company after the disposition of LXL Tickets and the acquisition of Slacker.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, valuation of media content, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt and debenture instruments, fair values of derivatives, and legal contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Revenue Recognition Policy

On April 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”) and all related amendments and applied the concepts to all contracts using the full retrospective method. The Company had no cumulative impact of adopting Topic 606 to record through accumulated deficit. There was no impact to the Company upon adoption of Topic 606, nor was there any impact to comparable revenues for the three and six months ended September 30, 2017, as a result of applying Topic 606. Additionally, there were no changes to any line items in the Company’s condensed consolidated financial statements.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees, directors and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments, convertible debentures and convertible notes have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

At September 30, 2018 and 2017, the Company had 167,363 and 0 warrants outstanding, respectively, 5,086,668 and 2,583,333 options outstanding, respectively, 500,000 and 0 restricted stock units outstanding, respectively, and 2,614,031 and 1,397,013 shares of common stock issuable underlying the Company’s convertible notes and convertible debentures payable, respectively.

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

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of September 30, 2018 and March 31, 2018, the Company had restricted cash of $0.2 million and $3.7 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations. There were no impairment losses recorded on receivables for the three and six months ended September 30, 2018 and 2017.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At September 30, 2018, the Company had three customers that made up 12%, 26%, and 32% of the total net accounts receivable balance.

The Company’s accounts receivable at September 30, 2018 and March 31, 2018 is as follows (in thousands):

	September 30,	March 31,
	2018	2018
Accounts receivable, gross	$3,418	$3,019
Less: Allowance for doubtful accounts	(23)	(29)
Accounts receivable, net	$3,395	$2,990

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

The Company evaluates the carrying value of its property and equipment if there are indicators of potential impairment. If there are indicators of potential impairment, the Company performs an analysis to determine the recoverability of the asset group carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset group. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset group, the excess of the net book value over the estimated fair value is recorded in the Company’s consolidated statements of operations. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset group using discount and capitalization rates deemed reasonable for the type of assets, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the six months ended September 30, 2018 and 2017, the Company capitalized $1.4 million and $0 of internal use software, respectfully.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the beginning of the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, the Company utilizes an entity-wide approach to assess goodwill for impairment.

Intangible Assets with Finite Useful Lives

The Company has certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Trademarks/Trade Names, Intellectual Property, Customer Relationships, and Capitalized Software Development Costs resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Trademarks/Trade Names (5 years), Intellectual Property (15 years), Customer Relationships (1.5-5 years), Domain Names (5 years), and Software (5 years).

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the three or six months ended September 30, 2018 or 2017.

Deferred Revenue and Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance service period. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight line over the remaining contractual term or estimated customer life of an agreement.

In the event the Company receives cash in advance of providing its music services and music streaming services, the Company will defer an amount of such future royalty and costs to 3rd party music labels, publishers and other providers on its balance sheets. Deferred costs are amortized to expense concurrent with the recognition of the related revenue and the expense is included in cost of sales.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard effective April 1, 2018 and as a result, the Company reclassified presentation of its statement of cash flows for the six months ended September 30, 2018 to include $3.7 million of restricted cash in its beginning cash, cash equivalent and restricted cash balance.

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

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended September 30, 2018 and 2017 (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenue
Subscription services	$7,244	$-	$13,865	$-
Advertising	724	-	1,528	-
Licensing	-	80	165	80
Total Revenue	$7,968	$80	$15,558	$80

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

The following table summarizes the significant changes in contract liabilities balances during the six months ended September 30, 2018 (in thousands)

Contract Liabilities
Balance as of March 31, 2018	$1,046
Revenue recognized that was included in the contract liability at beginning of period	(928)
Increase due to cash received, excluding amounts recognized as revenue during the period	759
Balance as of September 30, 2018	$877

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

The Company accounted for the Wantickets asset purchase transaction, which constitutes the acquisition of a business from an accounting perspective, as a business combination in accordance with ASC 805 “Business Combinations.” Significant other assets assumed were approximately $0.1 million in property and equipment, $0.4 million of trademark and trade names, $1.0 million in software associated with proprietary ticketing technology, and $0.5 million in domain names and customer relationships. For each of the three and six month periods ended September 30, 2017, the Company incurred less than $0.1 million in transaction costs associated with the Wantickets asset purchase. The Company did not incur any transaction costs during the three and six months ended September 30, 2018.

The following table summarizes the fair value of the assets acquired from Wantickets (in thousands):

Asset Type	Fair Value
Property and Equipment	$109
Trademark / Trade Name	431
Software	1,004
Customer Relationships	369
Domain Names	106
Goodwill	1,321
Purchase Consideration	$3,340

Since the asset purchase date, the amount of revenue for LXL Tickets included in the Company’s condensed consolidated statements of operations within discontinued operations for the three and six months ended September 30, 2018 was $0 and $0, respectively, and for the three and six months ended September 30, 2017 was $0.3 million and $0.6 million, respectively. The net loss included in the Company’s condensed consolidated statements of operations within discontinued operations for the three and six months ended September 30, 2018 was $0 and $0, respectively and for the three and six months ended September 30, 2017 was $0.5 million and $0.8 million, respectively.

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

The amount of revenues for Slacker included in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2018 was $8.0 million and $15.4 million, respectively, and for the three and six months ended September 30, 2017 was $0 and $0, respectively. The net loss for Slacker included in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2018 was ($2.8) million and ($5.5) million, respectively, and for the three and six months ended September 30, 2017 was $0 and $0, respectively. The Company incurred no transaction costs associated with the Slacker acquisition during the three and six months ended September 30, 2018. Less than $0.1 million of transaction costs associated with the Slacker acquisition were incurred during each of the three and six months ended September 30, 2017.

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

The following table presents the revenues and net loss of the combined company for the three and six months ended September 30, 2018 and 2017 as if the acquisition had been completed on April 1, 2016.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues	$7,968	$6,582	$15,558	$13,313
Net Loss	(9,660)	(6,060)	(19,821)	(10,444)

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

For the three and six months ended September 30, 2017, the Company has recognized a ($0.5) million and ($0.8) million loss, respectively, from the operations of LXL Tickets. The Company is presenting the operating loss of LXL Tickets on its condensed consolidated statements of operations under the heading “Loss from discontinued operations.”

Major line items constituting net loss of the discontinued operations of LXL Tickets are as follows for the three months ended September 30, 2017 and the period from May 5, 2017 through September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017	Period Ended September 30, 2017
Revenues	$292	$568
Cost of Sales	72	150
Selling, general and administrative expenses	705	1,209
Loss on discontinued operations	$(485)	$(791)

Note 6 — Property and Equipment

The Company’s property and equipment at September 30, 2018 and March 31, 2018 was as follows (in thousands):

	September 30,	March 31,
	2018	2018
Property and equipment, net
Production equipment	$52	$51
Computer, machinery, and software equipment	477	449
Furniture and fixtures	23	23
Leasehold improvements	19	19
Capitalized software	1,352	-
Total property and equipment	1,923	542
Less accumulated depreciation and amortization	(447)	(149)
Total property and equipment, net	$1,476	$393

Depreciation expense was $0.2 million and less than $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and was $0.3 million and less than $0.1 million for the six months ended September 30, 2018 and 2017, respectively.

Note 7 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reportable segment. The following table presents the changes in the carrying amount of goodwill in the Company’s reportable segment for the six months ended September 30, 2018 (in thousands):

Goodwill
Balance as of March 31, 2018	$5,377
Acquisitions	-
Discontinued Operations	-
Balance as of September 30, 2018	$5,377

Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2018 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,384	$2,908	$16,476
Trademark/Trade Name	11,436	1,715	9,721
Intellectual Property (Patents)	8,454	423	8,031
Customer Relationships	6,618	2,218	4,400
Domain Names	29	4	25
Total	$45,921	$7,268	$38,653

The Company’s finite-lived intangible assets were as follows as of March 31, 2018 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,384	$968	$18,416
Trademark/Trade Name	11,436	572	10,864
Intellectual Property (Patents)	8,454	141	8,313
Customer Relationships	6,618	739	5,879
Domain Names	29	2	27
Total	$45,921	$2,422	$43,499

The Company’s amortization expense on its finite-lived intangible assets was $2.4 million and $0 for the three months ended September 30, 2018 and 2017, respectively, and was $4.8 million and $0 for the six months ended September 30, 2018 and 2017, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2019 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2019 (remaining six months)	$4,845
2020	8,204
2021	7,261
2022	7,261
2023	5,587
Thereafter	5,495
$38,653

Note 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2018 and March 31, 2018 were as follows (in thousands):

	September 30,	March 31,
	2018	2018

Accounts Payable	$13,822	$10,996
Accrued Liabilities	2,141	1,158
Due to Related Parties	25	53
	$15,988	$12,207

Note 9 — Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report on Form 10-Q, the Note has not been extended and is currently past due. In February 2018, the Note holder filed a claim for collection of the Note. See Note 14 – Commitments and Contingencies. As of September 30, 2018 and March 31, 2018, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0 of accrued interest, respectively, outstanding under the Note.

Note 10 — Senior Secured Convertible Debentures

On June 29, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”), with JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (each, a “Purchaser” and collectively, the “Purchasers”) pursuant to which the Company sold, in a private placement transaction (the “Financing”), for an aggregate cash purchase price of $10.0 million, $10.64 million in aggregate principal amount, of its 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “Debentures”). In conjunction with the Financing, the Company (i) recorded issuance costs of $1.0 million against the liability and (ii) used $3.5 million of the proceeds to pay off 100% of the Company’s revolving line of credit (see Note 11 – Bank Debt). Issuance costs are being amortized to interest expense over the term of the Debentures. The outstanding principal balance of the Debentures at September 30, 2018 was $10.6 million, which included $0 of accrued interest.

The Debentures mature on June 29, 2021, accrue interest at 12.75% per year, and are convertible into shares of common stock of the Company at a conversion price of $10.00 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures will have the right, at their option, to require the Company to redeem an aggregate of up to $0.2 million of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such a redemption prior to December 28, 2018. The Company will be required to promptly, but in any event no more than two trading days after a holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of common stock. At the Company’s election and subject to certain limitations, the Company may also pay interest in shares of its common stock. If the Company elects to pay the redemption amount or interest in shares of its common stock, then, subject to the next sentence, the shares will be delivered based on a price (the “Stock Payment Price”) equal to the lesser of (a) a 10% discount to the average of the three lowest daily volume weighted average prices of the Company’s common stock over the prior 20 trading days, or (b) the Conversion Price, subject to a certain minimum price per share and if certain conditions are met. The Company will not have the right to, and will not, make any redemption or interest payment in shares of its common stock unless and until it has obtained the requisite consent of its stockholders under the rules of Nasdaq or if the issuance of shares as a result of such election would reduce the number of shares that the Company is permitted to issue under Nasdaq listing standards upon the conversion in full of the Debentures.

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

The Company has evaluated the Debentures agreements and has identified two derivative instruments which are bifurcated from the underlying Debentures relating to provisions around an event of default and mandatory prepayments upon divestitures exceeding certain thresholds. The Company has performed a fair value analysis using a binomial lattice calculation on both of the derivative instruments using the following assumptions. Coupon Rate: 12.75%, Term: 3.0 years, Volatility: 18.3%, Market Rate: 13.0%, Probability of Divesture: 5.0% and Probability of Default: 7.74%. The Company determined that at issuance, the fair value of the instruments was $0.2 million. The Company has recorded the fair value of the derivatives and corresponding debt discount within Senior Secured Debentures on the Company’s Condensed Consolidated Balance Sheet at September 30, 2018. At September 30, 2018, the Company performed a fair value analysis using a binomial lattice calculation on both of the derivative instruments using the following assumptions: Coupon Rate: 12.75%, Term: 2.75 years, Volatility: 17.1%, Market Rate: 15.5%, Probability of Divesture: 5.0% and Probability of Default: 7.74%. The Company determined that as of the assessment date, the fair value is $0.2 million. The change in fair value of less than $0.1 million is recorded in Other income (expense) on the Company’s Condensed Consolidated Statements of Operations at September 30, 2018.

The Debentures contain customary affirmative and restrictive covenants and representations and warranties, including limitations on indebtedness, liens, investments, dispositions of assets, organizational document amendments, issuance of disqualified stock, change of control transactions, stock repurchases, indebtedness repayments, dividends, the creation of subsidiaries, affiliate transactions, deposit accounts and certain other matters. The Company must also maintain a specified minimum cash balance, meet certain financial targets, and maintain minimum amounts of liquidity.  As of September 30, 2018, the Company was in full compliance with these covenants.

	September 30,	March 31,
	2018	2018
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$10,640	$-
Fair Value of Embedded Derivatives	213	-
Less: Discount	(1,131)	-
Net	9,722	-
Less: Senior Secured Convertible Debentures, current	1,271	-
Senior Secured Convertible Debentures, long-term	$8,451	$-

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

Note 12 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at September 30, 2018 and March 31, 2018 were as follows (in thousands):

	September 30,	March 31,
	2018	2018
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2019	$3,716	$3,581
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2019	934	900
Less: Discount	(304)	(533)
Net	4,346	3,948
Less: Convertible Note Payable - Related Party, current	4,346	-
Convertible Notes Payable - Related Party, long-term	$-	$3,948

Unsecured Convertible Notes - Third Party
(C) 6% Unsecured Convertible Note - Due September 13, 2018	$-	$164
(D) 6% Unsecured Convertible Notes - Due between January 31, 2018 and September 30, 2018	-	950
(E) 6% Unsecured Convertible Notes - Due January 31, 2018	-	52
Less: Accumulated Amortization of Discount	-	(198)
Net	-	968
Less: Unsecured Convertible Notes - Third Party, current	-	968
Unsecured Convertible Notes - Third Party, long term	$-	$-

Total Unsecured Convertible Notes, current	$4,346	$968

Total Unsecured Convertible Notes, long term	$-	$3,948

Total principal maturities of the Company’s long-term borrowings, including Debentures, unsecured convertible notes, bank debt, and note payable are $0.3 million for the year ending March 31, 2019, $4.7 million for the year ending March 31, 2020 and $10.6 million for the year ending March 31, 2022.

As of September 30, 2018 and March 31, 2018, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019. At September 30, 2018, the balance due of $3.7 million included $0.1 million of accrued interest outstanding under the first Trinad Note.  At March 31, 2018, $3.6 million of principal, which included no accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019. For the three and six months ended September 30, 2018, the Company amortized $0.1 million and $0.2 million, respectively, of discount to interest expense, and the unamortized discount as of September 30, 2018 was $0.3 million. As of September 30, 2018, $0.2 million of accrued interest was added to the principal balance.

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

(C) On September 14, 2016, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $0.2 million. This note was due on September 13, 2018. In June, 2018, the entire $0.2 million of principal and interest was converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. During the three and six months ended September 30, 2018, the Company amortized $0 and less than $0.1 million, respectively, of discount to interest expense, and during each of the three and six months ended September 30, 2017, the Company amortized less than $0.1 million, of discount to interest expense.

(D) Between November 22, 2016 and March 29, 2017, the Company issued seven 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.2 million. The notes were due on various dates through September 30, 2018. On March 12, 2018, $0.4 million of principal and interest of the notes were converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 24,760 three-year warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. In June 2018, the entire remaining $1.0 million of principal and interest of the notes was converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. During the three and six months ended September 30, 2018, the Company amortized $0 and less than $0.1 million, respectively, of discount to interest expense, and during each of the three and six months ended September 30, 2017, the Company amortized less than $0.1 million, of discount to interest expense.

(E) Between April 5, 2017 and June 29, 2017, the Company issued ten 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.7 million. The notes are due on various dates through June 29, 2018. On March 12, 2018, $1.7 million of principal and interest were converted into shares of the Company’s common stock, and $0.2 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 115,559 three-year warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. For the three and six months ended September 30, 2018, the Company amortized $0 and $0, respectively, of such discount to interest expense, and the unamortized discount as of September 30, 2018 was $0. For the three and six months ended September 30, 2017, the Company amortized $0.4 million and $0.7 million, respectively, of such discount to interest expense. In July 2018, the remaining $0.1 million of principal and interest of the notes was converted into shares of the Company’s common stock, and less than $0 of debt discount was charged to APIC as a result of the conversion.

Note 13 — Related Party Transactions

Management Services from Trinad Management LLC

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant was exercisable in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance of 716,216 shares of the Company’s common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder and the Managing Member of Trinad LLC, agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For three and six months ended September 30, 2018, the Company incurred $0 and $0 of such fees, respectively. For three and six months ended September 30, 2017, the Company incurred $0.1 million and $0.2 million of such fees, respectively.

Rent

During the three and six months ended September 30, 2017, the Company subleased office space from Trinad LLC for no cost to the Company as part of the Management Agreement. Management estimates such amounts to be immaterial.

Note 14 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of September 30, 2018, the Company has licenses, production and/or distribution agreements to make future minimum guarantee commitments of $7.8 million, of which $1.3 million will be paid in the fiscal year ending March 31, 2019 and the remainder will be paid thereafter. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% of net revenues; however, without a requirement to make future minimum guarantee commitment payments irrespective to the execution and results of the planned events. As of September 30, 2018, the Company had prepaid minimum guarantees of $0.5 million in content acquisition costs related to minimum guarantees.

Contractual Obligations

As of September 30, 2018, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $0.3 million for the fiscal year ended March 31, 2019 and $1.0 million for the fiscal year ended March 31, 2020.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of September 30, 2018, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

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

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association (the “AAA”), against Wantickets and LXL Tickets, in connection with event proceeds of $0.2 million allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017, among Wantickets, LXL Tickets, the Company and certain other persons. On January 8, 2018, the arbitrator denied LXL Tickets’ preliminary motion requesting for the arbitration claim to be dismissed based on jurisdictional and other arbitrability arguments and ruled that LXL Tickets assumed the Exodus-Wantickets Agreement by performing under the contract and/or as a successor interest. In June 2018, the parties concluded a formal arbitration proceeding with the arbitrator to determine to what extent is LXL Tickets liable to Exodus for the event proceeds allegedly owed to Exodus by Wantickets.  In August 2018, the arbitrator issued a decision adverse to LXL Tickets whereby Exodus was awarded the sum of $0.2 million against LXL Tickets.

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, the Company, LXL Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $0.3 million (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to the Company and LXL Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in the Company to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, on December 19, 2017, the court entered such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, we filed an answer on behalf of LXL Tickets that generally denied all the claims in Light’s complaint. In June 2018, an affiliate of Mr. Schnaier transferred approximately 51,500 shares of the Company’s common stock to Light to allow Light to sell such shares to satisfy the Claim Amount. On November 8, 2018, the Company, LXL Tickets and Light entered into a Settlement Agreement, pursuant to which each party released the other from any and all claims and damages related to this dispute, and a Stipulation for Dismissal with Prejudice, pursuant to which Light dismissed this matter as to the Company and LXL Tickets with prejudice with each party to bear their own attorneys fees and costs of suit. The parties anticipate that the court will approve such Stipulation. No consideration was paid by either the Company or LXL Tickets to Light related to this settlement. In October 2018, pursuant to the terms of the APA (as defined below), we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for and our costs and expenses incurred in connection with this matter. As of September 30, 2018, the potential range of loss related to this matter was not material.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. As of September 30, 2018, the potential range of loss related to this matter was not material.

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

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017 (the “APA”), and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs also have sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that the Company has strong defenses. On June 26, 2018, the Company and LXL Tickets filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for our costs and expenses incurred in connection with this matter. The outcome of this lawsuit is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations.

On October 11, 2018, Manatt, Phelps & Phillips, LLP filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff. Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. The Company intends to deny plaintiff’s claims and believe that the plaintiff has failed to satisfy applicable securities laws as part of its demand to the Company to remove the restrictive legend. The Company intends to vigorously defend itself against any liability to the plaintiff with respect to such claims. As of September 30, 2018, the Company believes the chance of an unfavorable judgment requiring us to pay material damages to the plaintiff is remote, however the potential range of loss related to this matter could be material.

During the three and six months ended September 30, 2018, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by a number of third-parties of $0 and less than $0.1 million, respectively. During the three and six months ended September 30, 2017, the Company recorded no legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company. Each of the full amounts was expensed and included in general and administrative expenses during their respective three and six months ended September 30, 2018 and 2017.

While the resolution of the above matters cannot be predicted with certainty, the Company does not believe, based on current knowledge, that except as set forth above, the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s financial statements.

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

Slacker leases its San Diego premises under operating leases expiring on December 31, 2018. Rent expense for the operating lease totaled $0.1 million and $0.2 million for the three and six months ended September 30, 2018, respectively.

Note 15 — Employee Benefit Plan

Slacker sponsors a 401(k) plan (the “Plan”) covering all Slacker employees. Employees are eligible to participate in the Plan the first day of the calendar month following their date of hire. Slacker may make discretionary matching contributions to the Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. Slacker made less than $0.1 million in matching contributions to the plan for in each of the three and six months ended September 30, 2018.

Note 16 — Stockholders’ Equity

Issuance of Common Stock for Services to Consultants

During the six months ended September 30, 2018, the Company issued 143,523 shares of its common stock valued at $0.7 million to certain Company consultants. During the three and six months ended September 30, 2018, the Company recorded $0.5 million and $1.2 million, respectively, of expense related to stock issuances to consultants. The remaining unrecognized compensation cost of approximately $1.1 million is expected to be recorded over the next two years as the shares vest.

During the six months ended September 30, 2017, the Company issued 132,930 shares of its common stock valued at $0.7 million to certain Company consultants. During the three and six months ended September 30, 2017, the Company recorded $0.3 million and $0.7 million, respectively, of expenses related to the stock issuances.

Issuance of Common Stock for Services to Employees

During the three and six months ended September 30, 2018, the Company recorded $0.2 million and $0.3 million, respectively, of expense related to prior stock issuances to employees. As of September 30, 2018, the remaining unrecognized compensation cost of $0.3 million is expected to be recorded over the next two years as the shares vest.

During the six months ended September 30, 2017, the Company issued 233,334 shares of its common stock valued at $1.2 million to certain employees. During the three and six months ended September 30, 2017, the Company recorded $0.2 million and $0.3 million, respectively, of expense related to the stock issuances to employees.

Additional details of the Company’s issuances of its common stock to employees during six months ended September 30, 2018 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of March 31, 2018	187,500	$5.01
Granted	-	-
Vested	(113,889)	5.01
Forfeited or expired	-	-
Non-vested as of September 30, 2018	73,611	5.01

Warrants

The table below summarizes the Company’s warrant activities during the six months ended September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2018	167,363	4.01	2.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, September 30, 2018	167,363	4.01	2.44
Exercisable, September 30, 2018	167,363	4.01	2.44

At September 30, 2018, the intrinsic value of warrants outstanding and exercisable was $0.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue, which is an OEM. The OEM provides premium Slacker service in all of their new vehicles. In the three and six months ended September 30, 2018, total revenue from the OEM was $2.9 million and $5.1 million, respectively.

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

Note 18 — Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level we used to estimate the fair values are shown below (in thousands):

	September 30, 2018
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable	$303	$-	$-	$303
Senior secured convertible debentures, net	9,694	-	-	10,221
Bifurcated embedded derivative on senior secured convertible debentures, net	28	-	-	213
Unsecured convertible notes payable, net	4,346	-	-	4,511

	March 31, 2018
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable	$294	$-	$-	$294
Bank debt	3,500	-	3,500	-
Unsecured convertible notes payable, net	4,916	-	-	4,916

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2018 and March 31, 2018. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values as of September 30, 2018 and March 31, 2018.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s bank debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The Company’s Debentures, embedded derivatives and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using binomial lattice calculations and market rate assumptions. The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “our” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended September 30, 2018, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including Slacker, Inc., our wholly owned subsidiary (“Slacker”), and LiveXLive, Corp., our wholly owned subsidiary (“LiveXLive”), apps to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay current indebtedness at maturity or to redeem the convertible debentures upon a fundamental chance or at specific redemption dates; the effect of the conditional conversion feature of our convertible notes and convertible debentures; our compliance with the covenants in our debentures credit agreement; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors and in Part I – Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “2018 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended September 30, 2018 and 2017, we reported revenue of $8.0 million and $0.1 million, respectively. For the three months ended September 30, 2018 and 2017, one customer accounted for 37% and substantially all of our consolidated revenues, respectively. For the six months ended September 30, 2018 and 2017, we reported revenue of $15.6 million and $0.1 million, respectively. For the six months ended September 30, 2018 and 2017, one customer accounted for 33% and substantially all of our consolidated revenues, respectively.

Transactions for the Quarter Ended September 30, 2018

During the three months ended September 30, 2018, we successfully produced and streamed eight (8) live festivals, including Rolling Loud Festival, Life is Beautiful Music & Art Festival, Bumbershoot Festival, HARD Summer Fest 2018, Global Dance Festival, Sziget Festival, Montreux Jazz Festival and Paléo Festival Nyon.

We ended the September 30, 2018 quarter with approximately 549,000 paid subscribers on our music platform, up from approximately 489,000 at June 30, 2018, representing 12% sequential growth since June 30, 2018, with Slacker having over 1,000,000 monthly active users.

.

In July 2018, we issued 17,735 shares of our common stock in exchange for the conversion of $0.1 million of our 6% unsecured convertible note and related accrued interest.

During the three months ended September 30, 2018, we entered into a new multi-year content production and distribution agreements with Rolling Loud and Life is Beautiful Music & Art Festival for digital broadcast rights for the festivals.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the three and six ended September 30, 2018 is only partially comparable to the financial information for the three and six months ended September 30, 2017. The presented financial information for the three and six months ended September 30, 2018 includes the financial information and activities of Slacker for the period July 1, 2018 to September 30, 2018 and April 1, 2018 to September 30, 2018, respectively. The presented financial information for the three and six months ended September 30, 2017 does not include financial information and activities of Slacker as it was acquired on December 29, 2017. The presented financial information for the three and six ended September 30, 2017 does include the financial information and activities of LiveXLive Tickets, Inc. (“LXL Tickets”) for the period July 1, 2017 to September 30, 2017 and May 5, 2017 to September 30, 2017 (149 days), which acquired certain assets of Wantickets on May 5, 2017. As of December 31, 2017, we elected to abandon LXL Tickets operations, and the financial information herein reflects LXL Tickets as discontinued operations. This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

Opportunities, Challenges and Risks

Today, we derive the majority of our revenue through music subscription services, and secondarily from advertising and licensing. For the three months ended September 30, 2018, approximately 9% and 91% of our revenue was from advertising and licensing, and paid customers’ subscriptions, respectively, largely from Slacker. For the six months ended September 30, 2018, approximately 11% and 89% of our revenue was from advertising and licensing, and paid customers’ subscriptions, respectively, largely from Slacker. In the second half of our fiscal year ending March 31, 2019, we plan to grow our advertising and licensing revenue across our live music programming, and as a result we expect the percentage mix of advertising and licensing versus subscription revenue to be higher beginning in the second half of fiscal year 2019 versus the first half of 2019.

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to continue to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. As of the date of our public offering completed in December 2017, we had the broadcasting rights to 7 major festivals – Rock in Rio (Rio de Janeiro, Brazil and Lisbon, Portugal), Outside Lands (San Francisco, California), Breakaway Music Festival (Columbus, Ohio), Country Lights (Athens, Ohio), Hangout Music Festival (Gulf Shores, Alabama), Summerfest (Milwaukee, Wisconsin) and Paleo Festival (Nyon, Switzerland). As of September 30, 2018, we had 27 festivals under agreement with terms ranging in duration from 2 to 7 years. Moreover, in February 2018 we entered into a five-year agreement with Insomniac, the global leader in electronic dance music events, for exclusive global digital broadcast rights across all Insomniac events, including up to 20 major festivals around the world and over 100 events annually. We plan to continue acquiring rights to live music events during the remainder of fiscal 2019 and beyond.

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

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats, deploying new services for our subscribers such as artist merchandise and live music event ticket sales, and licensing user data across our platform. Currently, our Slacker audio and LiveXLive video services operate on separate platforms; however, we believe there is a significant opportunity to combine these services into a single platform, including offering a greater variety of exclusive and unique music content across our platform. For example, we acquired Slacker in December 2017 to accelerate our paid subscription platform, and secondarily to gain synergies across product development initiatives. In 2018, we integrated resources and launched our live music streaming app across Apple TV, Roku and Amazon Fire platforms. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the three and six months ended September 30, 2018, we continued to invest in product and engineering to develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 18 months to address these opportunities.

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

For the majority of our agreements with festival owners, we acquire global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the three and six months ended September 30, 2018 and 2017, all material amounts of our revenue were derived from customers located in the United States. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly expand our operating segment’s service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Key Components of Consolidated Statements of Operations

The following briefly describes certain key components of revenue and expenses as presented in our consolidated statements of operations.

Revenue

We currently generate our revenue through advertising and paid subscriptions across our music platform, and secondarily through the licensing of non-U.S. broadcasting rights for our live events. Our advertising revenue is based upon the number of impressions or active listeners we deliver across our music platform. Our subscription revenue is driven by the number of paid subscribers across our music platform, which pay up to $9.99 per month for a premium music subscription. Licensing revenue is driven by certain broadcasting rights we own and license to third parties.

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

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and app and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our music platform, new music product offerings and network operations. With the addition of Slacker for a full year in fiscal year 2019 versus a partial year in 2018, we currently anticipate that our product development expenses will increase in the near term and more significantly over the next twelve months, as we also continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. We expect our fiscal year 2019 product development expenses as a percentage of revenue to fluctuate accordingly when compared to 2018.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit, information technology consulting and legal settlements. With the full year of Slacker expenses in fiscal year 2019 versus partial year in fiscal year 2018, coupled with the addition of new personnel to support our planned growth and new public compliance initiatives in fiscal year 2019 and beyond, we anticipate general and administrative expenses to increase in fiscal year 2019 as compared to 2018.

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

As of September 30, 2018, we had approximately $10.3 million of unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 1.3 years. Stock-based compensation expense is expected to increase throughout fiscal year 2019 as compared to 2018 as a result of our existing unrecognized stock-based compensation, and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Discontinued Operations

During the third quarter ended December 31, 2017, we implemented a plan to shut down our LXL Tickets operations (the “Plan”). During fiscal year 2018, in conjunction with the Plan, we committed to formally discontinue our LXL Tickets operations, including the assets acquired in the 2017 asset acquisition from Wantickets. We completed the Plan in December 2017. Included in our financial results for the three and six months ended September 30, 2017 is a loss from discontinued operations of $0.5 million and $0.8 million, respectively.

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

As of September 30, 2018 and 2017, we had approximately $75.3 million and $22.5 million, respectively, of federal and state net operating losses. These operating loss carryforwards are available to offset future taxable income which expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million of net operating loss carryforwards through the acquisition of Slacker in December 2017. Utilization of these losses is limited by Section 382 of the Internal Revenue Code in the fiscal year ended March 31, 2018 and each taxable year thereafter. We have estimated a limitation and revalued the losses at $25.0 million. It is possible that the utilization of these NOL carryforwards may be further limited by other changes in ownership due to Section 382 of the Internal Revenue Code. We are undertaking a study to determine the applicable limitations, if any. We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

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

Revenue Recognition

On April 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. See Note 2 – Summary of Significant Accounting Polices, and Note 3 – Revenue Recognition, to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

There were no other material changes to our critical accounting policies and estimates during the three months ended September 30, 2018.

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

The following table sets forth the reconciliation of AOL to Operating Income (loss) from Continuing Operations, the most comparable GAAP financial measure (in thousands), for each of the three and six-month periods ended September 30, 2018 and 2017:

	Contribution Margin (Loss)	Operating Income (Loss) from Continuing Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Recurring Costs	Adjusted Operating Loss
Three Months Ended September 30, 2018
Music Operations	$(167)	$(6,125)	$2,622	$1,096	$-	$-	$(2,407)
Corporate	-	(3,391)	1	2,119	-	119	(1,152)
Total	$(167)	$(9,516)	$2,623	$3,215	$-	$119	$(3,559)

Three Months Ended September 30, 2017
Music Operations	$(528)	$(1,214)	$3	$-	$-	$-	$(1,211)
Corporate	-	(1,844)	3	1,184	23	-	(634)
Total	$(528)	$(3,058)	$6	$1,184	$23	$-	$(1,845)

	Contribution Margin (Loss)	Operating Income (Loss) from Continuing Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Recurring Costs	Adjusted Operating Loss
Six Months Ended September 30, 2018
Music Operations	$(1,012)	$(12,876)	$5,142	$2,325	$-	$117	$(5,292)
Corporate	-	(6,743)	2	3,737	-	181	(2,823)
Total	$(1,012)	$(19,619)	$5,144	$6,062	$-	$298	$(8,115)

Six Months Ended September 30, 2017
Music Operations	$(938)	$(2,135)	$6	$-	$-	$-	$(2,129)
Corporate	-	(2,797)	6	1,674	23	-	(1,094)
Total	$(938)	$(4,932)	$12	$1,674	$23	$-	$(3,223)

Operating Results

Three Months Ended September 30, 2018, as compared to Three Months Ended September 30, 2017

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
Revenue	$7,968	$80	9860%

Cost of Sales	8,135	508	1501%
Sales & Marketing, Product Development and G&A	3,548	786	351%
Intangible Asset Amortization	2,410	-	100%
Operating Loss from Continuing Operations	(6,125)	(1,214)	-405%
Operating Loss from Discontinued Operations	-	-	-
Operating Loss	$(6,125)	$(1,214)	-405%
Operating Margin	-77%	-1518%	1441%
AOL*	$(2,407)	$(1,211)	-99%
AOL Margin*	-30%	-1514%	1484%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Music Operations revenue increased $7.9 million during the three months ended September 30, 2018, as compared to $0.1 million during the three months ended September 30, 2017, due to revenue from newly acquired Slacker, which was acquired in the third quarter of fiscal year 2018.

Operating Loss from Continuing Operations

Music Operations operating loss from continuing operations increased $4.9 million, or 404%, from a ($1.2) million operating loss from continuing operations for the three months ended September 30, 2017, to a ($6.1) million operating loss from continuing operations for the three months ended September 30, 2018. The increase was largely due to higher non-cash depreciation, amortization and stock based compensation of $3.6 million during the three months ended September 30, 2018 versus the three months ended September 30, 2017, coupled with $1.6 million net increase in operating expenses largely driven from Slacker, which was acquired in December 2017, and higher sales and marketing expenses. Offsetting these increases was an improvement in contribution margin (loss) of $0.4 million during the three months ended September 30, 2018 versus the three months ended September 30, 2017.

Adjusted Operating Loss

Music Operations AOL increased $1.2 million, or 121%, from a ($1.2) million AOL for the three months ended September 30, 2017, to a ($2.4) million AOL for the three months ended September 30, 2018. The increase was largely due to a net $1.6 million increase in operating expenses due to higher sales and marketing expenses and the addition of Slacker, which was acquired in December 2017, offset by improved contribution margin (loss) of $0.4 million during the three months ended September 30, 2018 versus the three months ended September 30, 2017.

Adjusted Operating Loss Margin

Music Operations AOL Margin improved for the three months ended September 30, 2017 to (30%) for the three months ended September 30, 2018. The year over year improvement in AOL Margin was driven by the acquisition of Slacker in December 2017, which accounted for the vast majority of revenue in the quarter ended September 30, 2018, as compared to $0.1 million of revenue from continuing operations in the quarter ended September 30, 2017.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
G&A Expenses	$3,391	$1,844	84%
Intangible Asset Amortization	-	-	-
Operating Loss from Continuing Operations	(3,391)	(1,844)	84%
Operating Loss from Discontinued Operations	-	(485)	-100%
Operating Loss	$(3,391)	$(2,329)	46%
Operating Margin	-100%	-100%	-%
AOL*	$(1,152)	$(634)	-82%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss from Continuing Operations

Corporate operating loss from continuing operations increased $1.6 million, or 84%, from a ($1.8) million operating loss from continuing operations for the three months ended September 30, 2017, to a ($3.4) million operating loss from continuing operations for the three months ended September 30, 2018. The increase was largely due to higher non-cash stock-based compensation of $0.9 million primarily driven by higher grant values to new employees, executives and certain contractors to facilitate the growth in our business, and an increase of $0.7 million in personnel and travel-related expenses to support the growth of our business during the three months ended September 30, 2018 versus the three months ended September 30, 2017.

Adjusted Operating Loss

Corporate AOL increased $0.6 million, or 82%, from a ($0.6) million AOL for the three months ended September 30, 2017, to a ($1.2) million AOL for the three months ended September 30, 2018. The increase was largely due to the above-discussed increase in personnel and travel-related expenses of $0.7 million during the three months ended September 30, 2018 versus the three months ended September 30, 2017.

Operating Loss from Discontinued Operations

Corporate operating loss from discontinued operations decreased $0.5 million, or 100%, from a ($0.5) million operating loss from discontinued operations for the three months ended September 30, 2017, to no operating loss from discontinued operations for the three months ended September 30, 2018. The decrease was due to the abandonment of the LXL Tickets business operations in December 2017, compared to LXL Tickets having operations from the date of acquisition on May 5, 2017 through September 30, 2017 in the three months ended September 30, 2017.

Six Months Ended September 30, 2018, as compared to Six Months Ended September 30, 2017

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2018	2017	% Change
Revenue	$15,558	$80	19348%

Cost of Sales	16,571	918	1705%
Sales & Marketing, Product Development and G&A	7,030	1,297	442%
Intangible Asset Amortization	4,833	-	100%
Operating Loss from Continuing Operations	(12,876)	(2,135)	503%
Operating Loss from Discontinued Operations	-	-	-
Operating Loss	$(12,876)	$(2,135)	503%
Operating Margin	-83%	-2669%	2586%
AOL*	$(5,292)	$(2,129)	-149%
AOL Margin*	-34%	-2661%	2627%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Music Operations revenue increased $15.5 million during the six months ended September 30, 2018, as compared to $0.1 million during the six months ended September 30, 2017, due to revenue from newly acquired Slacker, which was acquired in December 2017.

Operating Loss from Continuing Operations

Music Operations operating loss from continuing operations increased $10.8 million, or 503%, from a ($2.1) million operating loss from continuing operations for the six months ended September 30, 2017, to a ($12.9) million operating loss from continuing operations for the six months ended September 30, 2018, largely due to an increase of $7.5 million in non-cash depreciation, amortization and stock based compensation during the six months ended September 30, 2018 versus the six months ended September 30, 2017, coupled with a $3.2 million net increase in operating expenses largely driven from Slacker, which was acquired in December 2017, coupled with higher sales and marketing expenses.

Adjusted Operating Loss

Music Operations Adjusted Operating Loss increased $3.2 million, or 149%, from a ($2.1) million AOL for the six months ended September 30, 2017, to a ($5.3) million AOL for the six months ended September 30, 2018. The increase was largely due to the above-discussed $3.2 million net increase in operating expenses largely driven from Slacker, which was acquired in December 2017, coupled with higher sales and marketing expenses during the three months ended September 30, 2018 versus the three months ended September 30, 2017.

Adjusted Operating Loss Margin

Music Operations AOL Margin improved for the six months ended September 30, 2017 to (37%) for the six months ended September 30, 2018. The quarter over quarter improvement in AOL Margin was driven by the acquisition of Slacker in December 2017, which accounted for the vast majority of revenue in the quarter ended September 30, 2018, as compared to $0.1 million of revenue from continuing operations in the quarter ended September 30, 2017.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2018	2017	% Change
G&A Expenses	$6,743	$2,797	141%
Intangible Asset Amortization	-	-	-
Operating Loss from Continuing Operations	(6,743)	(2,797)	141%
Operating Loss from Discontinued Operations	-	(791)	-100%
Operating Loss	$(6,743)	$(3,588)	-88%
Operating Margin	-100%	-100%	-%
AOL*	$(2,823)	$(1,094)	-158%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss from Continuing Operations

Corporate operating loss from continuing operations increased $3.9 million, or 141%, from a ($2.8) million operating loss from continuing operations for the six months ended September 30, 2017, to a ($6.7) million operating loss from continuing operations for the six months ended September 30, 2018. The increase was largely due to higher non-cash stock-based compensation of $2.0 million primarily driven by higher grant values to new employees, executives and certain contractors to facilitate the growth in our business, coupled with additional increases to support our growth initiatives during the six months ended September 30, 2018 versus 2017 of (i) $0.9 million in personnel and travel-related expenses, (ii) $0.5 million in accounting, audit, legal and other consulting fees, (iii) $0.2 million from our new facilities, and (iv) $0.3 million in higher insurance general and administrative expenses.

Adjusted Operating Loss

Corporate AOL increased $1.8 million, or 158%, from a ($1.1) million AOL for the six months ended September 30, 2017, to a ($2.9) million AOL for the six months ended September 30, 2018. The $1.8 million increase was largely due to the above-discussed increases in personnel and travel-related expenses, accounting, audit, legal and other consulting fees, new facilities, and insurance general and administrative expenses.

Operating Loss from Discontinued Operations

Corporate operating loss from discontinued operations decreased $0.8 million, or 100%, from a ($0.8) million operating loss from discontinued operations for the six months ended September 30, 2017, to no operating loss from continuing operations for the six months ended September 30, 2018. The decrease was due to the abandonment of the LXL Tickets business operations in December 2017, compared to LXL Tickets having operations from the date of acquisition on May 5, 2017 through September 30, 2017 in the six months ended September 30, 2017.

Consolidated Results of Operations

Three Months Ended September 30, 2018, as compared to Three Months Ended September 30, 2017

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2018	2017

Revenue:	$7,968	$80

Operating expenses:
Cost of sales	8,135	508
Sales and marketing	1,306	92
Product development	1,969	-
General and administrative	3,664	2,538
Amortization of intangible assets	2,410	-
Total operating expenses	17,484	3,138
Loss from operations	(9,516)	(3,058)

Other income (expense):
Interest expense, net	(782)	(759)
Other expense	(27)	-
Total other income (expense)	(809)	(759)

Loss before provision for income taxes	(10,325)	(3,817)

Provision for income taxes	-	-
Loss from continuing operations	(10,325)	(3,817)

Loss from operations of discontinued operations	-	(485)
Net loss	$(10,325)	$(4,302)

Net loss per share from continuing operation– basic and diluted	$(0.20)	$(0.11)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.01)
Net loss per share – basic and diluted	$(0.20)	$(0.12)

Weighted average common shares – basic and diluted	51,949,517	36,015,930

The following table provides the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	21	-	100%
Product development	177	-	100%
General and administrative	15	6	150%
Total depreciation expense	$213	$6	3450%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
Stock-based compensation expense
Cost of sales	$48	$-	100%
Sales and marketing	416	-	100%
Product development	525	-	100%
General and administrative	2,226	1,184	88%
Total stock-based compensation expense	$3,215	$1,184	172%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,
	2018	2017
Revenue	100%	100%
Operating expenses
Cost of sales	102%	635%
Sales and marketing	16%	115%
Product development	25%	-%
General and administrative	46%	3173%
Amortization of intangible assets	30%	-%
Total operating expenses	219%	3923%
Loss from operations	-119%	-3823%
Other income (expense)	-10%	-949%
Loss before income taxes	-130%	-4771%
Income tax provision	-%	-%
Loss from continuing operations	-130%	-4771%
Loss from discontinued operations	-%	-606%
Net loss	-130%	-5379%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
Advertising and Licensing	$724	$80	805%
Subscription	7,244	-	100%
Total Revenue	$7,968	$80	9860%

Advertising and Licensing Revenue

Advertising and licensing revenue increased $0.6 million to $0.7 million for the three months ended September 30, 2018, as compared to $0.1 million for the three months ended September 30, 2017. The $0.6 million increase was largely due to Slacker, which was acquired in December 2017.

Subscription Revenue

Subscription revenue increased $7.2 million to $7.2 million for the three months ended September 30, 2018, as compared to $0 for the three months ended September 30, 2017. The increase was due Slacker, which was acquired in December 2017.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
Production	$2,402	$508	373%
Subscription and Advertising	5,733	-	100%
Total Cost of Sales	$8,135	$508	1,501%

Production

Production cost of sales increased $1.9 million, or 373%, to $2.4 million for the three months ended September 30, 2018, as compared to $0.5 million for the three months ended September 30, 2017. The $1.9 million increase was largely due to a higher number of festivals streamed in the quarter ended September 30, 2018, eight (8) versus the quarter ended September 30, 2017 three (3), coupled with slightly higher overall cost of production as we continue to add more resources and expand our production capabilities in fiscal year ending 2019 versus fiscal year ended 2018.

Subscription and Advertising

Subscription and advertising cost of sales increased to $5.7 million for the three months ended September 30, 2018, as compared to $0 for the three months ended September 30, 2017. The increase was due to Slacker which was acquired in December 2017.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
Sales and marketing expenses	$1,306	$92	1320%
Product development	1,969	-	100%
General and administrative	3,664	2,538	44%
Amortization of intangible assets	2,410	-	100%
Total Other Operating Expenses	$9,349	$2,630	255%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.2 million, or 1641%, to $1.3 million for the three months ended September 30, 2018, as compared to $0.1 million for the three months ended September 30, 2017. The $1.2 million increase was largely due to a $0.2 million increase from Slacker, which did not exist in the 2017 fiscal year, a $0.6 million increase in higher sales and marketing costs to support more festivals year-over-year, and a $0.4 million increase in non-cash stock-based compensation to certain employees and non-employees.

Product Development

Product development expenses increased to $2.0 million for the three months ended September 30, 2018, as compared to $0 for the three months ended September 30, 2017. The increase was due to a $1.2 million increase from Slacker, which did not exist in the 2017 fiscal year, a $0.5 million increase in non-cash stock-based compensation, a $0.2 million increase in depreciation expense due to our capitalized software, and a $0.1 million increase in payroll related to the growth of our business.

General and Administrative

General and administrative expenses increased $1.1 million, or 43%, to $3.7 million for the three months ended September 30, 2018, as compared to $2.6 million for the three months ended September 30, 2017. The increase was primarily due to a $0.7 million increase in non-cash stock-based compensation to certain employees and non-employees, a $0.3 million increase due to Slacker, which was acquired in December 2017, and a $0.1 million net increase in personnel, professional fees and travel-related expenses to support our growth and our operational needs as a publicly traded company.

Amortization of Intangible Assets

Amortization of intangible assets increased $2.4 million, or 100%, to $2.4 million for the three months ended September 30, 2018, as compared to $0 million for the three months ended September 30, 2017. The increase was due to the acquisition of Slacker in December 2017, which did not exist in the 2017 fiscal year.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended September 30,
	2018	2017	% Change
Total other income (expense), net	$(809)	$(759)	-7%

Total other income (expense) increased less than $0.1 million, or 7%, to ($0.8) million for the three months ended September 30, 2018, as compared to ($0.8) million for the three months ended September 30, 2017. The balances primarily represent interest expense related to non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Six Months Ended September 30, 2018, as compared to Six Months Ended September 30, 2017

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended September 30,	Six Months Ended September 30,
	2018	2017

Revenue:	15,558	80

Operating expenses:
Cost of sales	16,571	918
Sales and marketing	2,220	131
Product development	3,811	-
General and administrative	7,742	3,963
Amortization of intangible assets	4,833	-
Total operating expenses	35,177	5,012
Loss from operations	(19,619)	(4,932)

Other income (expense):
Interest expense, net	(1,397)	(1,394)
Other expense	(77)	-
Total other income (expense)	(1,474)	(1,394)

Loss before provision for income taxes	(21,093)	(6,326)

Provision for income taxes	-	-
Loss from continuing operations	(21,093)	(6,326)

Loss from operations of discontinued operations	-	(791)
Net loss	$(21,093)	$(7,117)

Net loss per share from continuing operation– basic and diluted	$(0.41)	$(0.18)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.02)
Net loss per share – basic and diluted	$(0.41)	$(0.20)

Weighted average common shares – basic and diluted	51,739,841	35,773,359

The following table provides the depreciation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2018	2017	% Change
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	31	-	100%
Product development	257	-	100%
General and administrative	23	12	92%
Total depreciation expense	$311	$12	2492%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2018	2017	% Change
Stock-based compensation expense
Cost of sales	$124	$-	100%
Sales and marketing	822	-	100%
Product development	1,085	-	100%
General and administrative	4,031	1,674	141%
Total stock-based compensation expense	$6,062	$1,674	262%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended September 30,
	2018	2017
Revenue	100%	100%
Operating expenses
Cost of sales	107%	1148%
Sales and marketing	14%	164%
Product development	24%	-%
General and administrative	50%	4954%
Amortization of intangible assets	31%	-%
Total operating expenses	226%	6265%
Loss from operations	-126%	-6165%
Other income (expense)	-9%	-1743%
Loss before income taxes	-136%	-7908%
Income tax provision	-%	-%
Loss from continuing operations	-136%	-7908%
Loss from discontinued operations	-%	-989%
Net loss	-136%	-8896%

Revenue

Revenue was as follows (in thousands):

	Six Months Ended September 30,
	2018	2017	% Change
Advertising and Licensing	$1,693	$80	2016%
Subscription	13,865	-	100%
Total Revenue	$15,558	$80	19348%

Advertising and Licensing Revenue

Advertising and licensing revenue increased $1.6 million to $1.7 million for the six months ended September 30, 2018, as compared to $0.1 million for the six months ended September 30, 2017. The $1.6 million increase was largely due to Slacker which was acquired in December 2017, combined with an increase of $0.1 million in licensing agreements entered into in the six months ended September 30, 2018 versus the six months ended September 30, 2017.

Subscription Revenue

Subscription revenue increased to $13.9 million for the six months ended September 30, 2018, as compared to $0 for the six months ended September 30, 2017. The increase was due to Slacker, which was acquired in December 2017.

Cost of Sales

Cost of sales was as follows (in thousands):

	Six Months Ended September 30,
	2018	2017	% Change
Production	$5,199	$918	466%
Subscription and Advertising	11,372	-	100%
Total Cost of Sales	$16,571	$918	1705%

Production

Production cost of sales increased $4.3 million, or 466%, to $5.2 million for the six months ended September 30, 2018, as compared to $0.9 million for the six months ended September 30, 2017. The increase was largely due to a higher number of festivals we streamed in the six months ended September 30, 2018, thirteen (13) versus the six months ended September 30, 2017 five (5), coupled with slightly higher overall cost of production as we continue to add more resources and expand our production capabilities in fiscal year ending 2019 versus fiscal year ended 2018.

Subscription and Advertising

Subscription and advertising cost of sales increased to $11.4 million for the six months ended September 30, 2018, as compared to $0 for the six months ended September 30, 2017. The increase was due Slacker, which was acquired in December 2017.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended September 30,
	2018	2017	% Change
Sales and marketing expenses	$2,220	$131	1595%
Product development	3,811	-	100%
General and administrative	7,742	3,963	95%
Amortization of intangible assets	4,833	-	100%
Total Other Operating Expenses	$18,606	$4,094	354%

Sales and Marketing Expenses

Sales and marketing expenses increased $2.1 million, to $2.2 million for the six months ended September 30, 2018, as compared to $0.1 million for the six months ended September 30, 2017. The $2.1 million increase was largely due to a $0.7 million increase from Slacker, which was acquired in December 2017, a $0.6 million increase in higher marketing costs to support more festivals year-over-year, and a $0.8 million increase in non-cash stock-based compensation to certain employees and non-employees.

Product Development

Product development expenses increased to $3.8 million for the six months ended September 30, 2018, as compared to $0 for the six months ended September 30, 2017. The increase was due to a $2.1 million increase from Slacker, which was acquired in December 2017, a $1.1 million increase in non-cash stock-based compensation, a $0.3 million increase in depreciation expense related to our capitalized internal use software which was not present in the six months ended September 30, 2017, and a $0.3 million increase in personnel-related expenses to support the growth of our business.

General and Administrative

General and administrative expenses increased $3.7 million, or 95%, to $7.7 million for the six months ended September 30, 2018, as compared to $4.0 million for the six months ended September 30, 2017. The increase was primarily due to higher non-cash stock-based compensation of $2.0 million primarily driven by higher grant values to new employees, executives and certain contractors to facilitate the growth in our business, coupled with increases of (i) $0.9 million in personnel-related and travel expenses, (ii) $0.4 million increase in accounting, audit, legal and other consulting fees, (iii) $0.2 million from new facilities, and (iv) $0.2 million in insurance costs.

Amortization of Intangible Assets

Amortization of intangible assets increased $4.8 million, or 100%, to $4.8 million for the six months ended September 30, 2018, as compared to $0 for the six months ended September 30, 2017. The increase was due to Slacker, which was acquired in December 2017.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Six Months Ended September 30,
	2018	2017	% Change
Total other income (expense), net	$(1,474)	$(1,394)	-6%

Total other income (expense) increased $0.1 million, or 6%, to ($1.5) million for the six months ended September 30, 2018, as compared to ($1.4) million for the six months ended September 30, 2017. The balances primarily represent interest expense related to non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2018, our principal sources of liquidity were our cash and cash equivalents in the amount of $14.1 million, which primarily are invested in cash in banking institutions in the U.S. In December 2017, we completed an underwritten public offering of 5,000,000 shares of our common stock at an offering price of $4.00 per share (the “Public Offering”), raising net proceeds of $18.5 million, including the overallotment of shares, and acquired Slacker for an aggregate of $55.9 million. In June 2018, we issued $10.6 million, 3-year senior secured convertible debentures (the “Debentures”) raising net proceeds of $9.6 million after issuance costs. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, the Public Offering, the debt financing with Silicon Valley Bank in fiscal year 2018 and the Debentures financing in June 2018. As of September 30, 2018, we had note payable balance of $0.3 million, $10.6 million in aggregate principal amount of Debentures and unsecured convertible notes with aggregate principal balances of $4.6 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $21.1 million and utilized cash of $4.7 million in operating activities for the six months ended September 30, 2018, and had a working capital deficiency of $12.6 million as of September 30, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In June 2018, we issued $10.6 million, 3-year Debentures. Among other terms, the Debentures bear annual interest at 12.75%, require us to meet certain financial covenants and are convertible into shares of our common stock at a conversion price of $10 per share (subject to adjustment). Net proceeds from the issuance of the Debentures were $9.6 million after direct issuance costs, of which $3.5 million was used to pay off 100% of the legacy revolving line of credit with Silicon Valley Bank (assumed by us as part of the Slacker acquisition), resulting in a $3.5 million release of restricted cash collateral to us. The remaining proceeds will be used primarily for general working capital.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals rights, our working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings, and sale of our investments. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments, capital raising and or acquisition of additional debt in the near and long term. Over the next twelve to eighteen months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid subscribers that we add to our businesses.

In May 2017, we and LXL Tickets entered into an Asset Purchase Agreement (“APA”) with Wantickets RDM, LLC (“Wantickets”) and certain other parties thereto, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of our common stock valued at $3.3 million (or $5.01 per share). The asset purchase was intended to augment and diversify our music operations. In December 2017, our management made the decision to shut down the operations of LXL Tickets. Management concluded that the operations of LXL Tickets were not going to improve and decided to make a strategic shift in the focus of its operations. Management considers abandonment to have occurred at December 31, 2017 since LXL Tickets stopped accepting orders and using the acquired assets as of that date. The results of LXL Tickets’ operations are reported as discontinued operations in accordance with ASC 205, Presentation of Financial Statements on our statements of operations under the heading “Loss from operations of discontinued operations.”

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

During the six months ended September 30, 2018, we repaid a $3.5 million term loan from Silicon Valley Bank (assumed by us as part of the Slacker acquisition). During the six months ended September 30, 2018, we issued an aggregate 393,570 shares of our common stock as a result of the conversion of $1.2 million of principal and accrued interest of our 6% unsecured convertible notes.

As of September 30, 2018 and 2017, we had an outstanding note payable of $0.3 million and $0.3 million issued in connection with certain professional services performed through March 2015, and outstanding unsecured convertible notes of $4.5 million and $0.2 million, respectively, in principal and accrued interest. As of September 30, 2018, approximately $4.7 million of our unsecured convertible notes were due in the less than year. In March 2018, we extended the maturity date of approximately $4.5 million in unsecured 7.5% convertible notes owned by Trinad Capital Master Fund Ltd. (“Trinad Capital”), a related party, from dates March through December, 2018 to May 2019 (the “Trinad Convertible Notes”).

As of September 30, 2018 and March 31, 2018, we had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital, a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019. At September 30, 2018, the balance due of $3.7 million included $0.1 million of accrued interest outstanding under the first Trinad Note.  At March 31, 2018, $3.6 million of principal, which included no accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, we issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019. For the six months ended September 30, 2018, we amortized $0.2 million of discount to interest expense, and the unamortized discount as of September 30, 2018 was $0.3 million. As of September 30, 2018, less than $0.1 million of accrued interest was added to the principal balance.

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

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, we compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant may have been exercised in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance 716,216 shares of our common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder and the Managing Member of Trinad LLC, agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For the six months ended September 30, 2018 and 2017, we incurred $0 and $0.2 million of such fees, respectively.

Immediately following our acquisition of Slacker, we assumed what was initially a $5.0 million revolving line of credit from Silicon Valley Bank (the “SVB A/R Line”) that was collateralized by certain assets of Slacker. During the fourth quarter of fiscal year 2018, we renegotiated the SVB A/R Line, decreasing the overall facility to $3.5 million with a maturity date of March 31, 2018. The SVB A/R Line, as amended, had no covenants, was 100% cash collateralized and bears an annual interest rate equal to prime rate as published in the Wall Street Journal plus 0.75%, which equaled 5.50% at March 31, 2018. On March 29, 2018, we further amended the SVB A/R Line, extending the maturity date to July 31, 2018. In June 2018, in conjunction with the issuance of the $10.6 million Debentures, the SVB A/R Line was fully repaid and $3.5 million of cash collateral was returned to us.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the unsecured convertible notes, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our outstanding warrants and unsecured convertible notes, and pay down our JGB Debt, in part or in full, subject to repayment limitation set forth in the credit agreement. We expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise additional funds through the issuance of equity, equity-related and/or debt securities and/or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2018 and 2017 (in thousands):

	Six Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(4,747)	$(2,508)
Net cash used in investing activities	(1,065)	(15)
Net cash provided by financing activities	6,091	1,222
Net change in cash, cash equivalents and restricted cash	$279	$(1,301)

Cash Flows Provided By (Used In) Operating Activities

For the six months ended September 30, 2018

Net cash used in our operating activities of ($4.7) million primarily resulted from our net loss during the period of ($21.1) million, which included non-cash charges of $11.8 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization and stock-based compensation. The remainder of our sources of cash used by operating activities of $4.6 million was from changes in our working capital, including ($0.4) million from timing of accounts receivable, $0.2 million in prepaid expenses and other assets and $5.0 million from timing of accounts payable and accrued expenses.

For the six months ended September 30, 2017

Net cash used in our operating activities of ($2.5) million primarily resulted from our net loss during the period of ($7.1) million, which included non-cash charges of $3.2 million largely comprised of compensation associated with stock and warrant issuances, the fair value of beneficial conversion features on our unsecured convertible notes, and depreciation and amortization. The remainder of our sources of cash from our operating activities of $1.4 million was from changes in our working capital, including $1.6 million from timing of accounts payable and accrued expenses.

Cash Flows Provided By (Used In) Investing Activities

For the six months ended September 30, 2018

Net cash used in investing activities of ($1.1) million was principally due to the ($1.1) million cash used for the purchase of capitalized internally developed software costs during the quarter ended September 30, 2018.

For the six months ended September 30, 2017

Net cash used in investing activities was less than $0.1 million during the quarter ended September 30, 2017.

Cash Flows Provided By (Used In) Financing Activities

For the six months ended September 30, 2018

Net cash provided by financing activities of $6.1 million was primarily due to net proceeds of $9.6 million from the Debentures financing, partially offset by repayment of bank debt of $3.5 million assumed as part of the Slacker acquisition.

For the six months ended September 30, 2017

Net cash provided by financing activities of $1.2 million was primarily due to net cash received from net proceeds of $1.7 million from the issuance of certain unsecured convertible notes, offset by payments of $0.5 million associated with deferred Public Offering costs.

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

As of September 30, 2018, we were in compliance with all of the Debentures’ covenants. We expect to remain in compliance with all of the Debentures’ covenants throughout the fiscal year ending March 31, 2019.

Contractual Obligations and Commitments

During the six months ended September 30, 2018, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have added future minimum commitments of approximately $0.1 million for the remainder of fiscal year ending March 31, 2019, $0.3 million for the fiscal year ending March 31, 2020, $0.3 million for the fiscal year ending March 31, 2021, $0.2 million for the fiscal year ending March 31, 2022 and $0.1 million for the fiscal year ending March 31, 2023.

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

Changes in Internal Control over Financial Reporting

We continue to be in the process of implementing changes, as more fully described in our 2018 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2018 Form 10-K. In addition to, and during the quarter ended September 30, 2018:

●	We developed a detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the control environment, risk assessment, information and communication, and monitoring activities outlined in our 2018 Form 10-K;

●	We further developed and began documenting detailed policies and procedures regarding our key business processes for significant accounts, critical accounting policies and procedures, critical accounting estimates and significant unusual transactions and design and implement and operate effective process-level controls to mitigate the risk of misstatement due to error and/or fraud; and,

●	We completed the design around effective general controls over relevant information technology (“IT”) systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.

In October 2018, we also consolidated multiple financial general ledger (“GL”) systems into a single financial GL system, which we believe will strengthen our IT controls around financial reporting in the second half of our fiscal year ending March 31, 2019.

Other than such changes, there have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against our Company and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. We and LiveXLive demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against LiveXLive Media and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $0.3 million in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. We were notified on September 27, 2017, that Blink TV Limited is in bankruptcy in England and now has liquidators in place who are assuming the litigation. The liquidators will need to move for permission to substitute in as the real parties in interest. Trial was set for October 1, 2018. Based on currently available information, the Company believes that the Company has strong defenses and intends to defend vigorously against this lawsuit. As of March 31, 2018, the potential range of loss related to this matter was not material. In June 2018, LiveXLive settled the claim with the Plaintiffs for an amount not material to the Company. In July 2018, a final dismissal of this matter was entered in court.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association, against Wantickets and LXL Tickets, in connection with event proceeds of $0.2 million allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017 (the “APA”), among Wantickets, LXL Tickets, our Company and certain other persons. On January 8, 2018, the arbitrator denied LXL Tickets’ preliminary motion requesting for the arbitration claim to be dismissed based on jurisdictional and other arbitrability arguments and ruled that LXL Tickets assumed the Exodus-Wantickets Agreement by performing under the contract and/or as a successor interest. The formal arbitration proceeding was held in June 2018. In August 2018, the arbitrator determined that LXL Tickets is liable to Exodus in the total amount of $0.2 million, including event proceeds that Wantickets failed to pay Exodus and Exodus’ arbitration costs and expenses. The arbitrator did not determine whether or not Wantickets has any liability to Exodus for some or all of such amount. In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco (as defined below) to indemnify us, among other things, for such amount and our costs and expenses incurred in connection with this matter. LiveXLive Media is not a party to this matter.

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, our Company, LXL Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $0.3 million (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to the Company and LXL Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in our Company (the “Schnaier Shares”) to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, on December 19, 2017, the court entered such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, we filed an answer on behalf of LXL Tickets that generally denied all the claims in Light’s complaint.  In June 2018, an affiliate of Mr. Schnaier transferred approximately 51,500 shares of our common stock to Light to allow Light to sell such shares to satisfy the Claim Amount. On November 8, 2018, the Company, LXL Tickets and Light entered into a Settlement Agreement, pursuant to which each party released the other from any and all claims and damages related to this dispute, and a Stipulation for Dismissal with Prejudice, pursuant to which Light dismissed this matter as to the Company and LXL Tickets with prejudice with each party to bear their own attorneys fees and costs of suit. The parties anticipate that the court will approve such Stipulation. No consideration was paid by either the Company or LXL Tickets to Light related to this settlement. In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for and our costs and expenses incurred in connection with this matter. As of September 30, 2018, the potential range of loss related to this matter was not material.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. We believe that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. We further believe that this action against LXL Tickets is without merit and we intend to vigorously defend LXL Tickets and any obligations or liability to Wynn with respect to such claims. LiveXLive Media is not a party to this matter. In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for such amount and our costs and expenses incurred in connection with this matter. As of September 30, 2018, we believe the chance of an unfavorable judgment is remote, however the potential range of loss related to this matter could be material.

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

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of our Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into our Company in 2016, our purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of our common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. We have denied plaintiffs’ claims. We believe that the complaint is an intentional act by the plaintiffs to publicly tarnish our and our senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. We are vigorously defending this lawsuit, and we believe that the allegations are without merit and that we have strong defenses. On June 26, 2018, we, and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for our costs and expenses incurred in connection with this matter. The outcome of this lawsuit is inherently uncertain and could have a material adverse effect on our business, financial condition and results of operations.

On October 11, 2018, Manatt, Phelps & Phillips, LLP filed a complaint in the Court of Chancery of the State of Delaware against our Company alleging that we have improperly refused to remove the restrictive legend from the shares of our common stock owned by the plaintiff. Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. We intend to deny plaintiff’s claims and believe that the plaintiff has failed to satisfy applicable securities laws as part of its demand to our Company to remove the restrictive legend. We intend to vigorously defend ourselves against any liability to the plaintiff with respect to such claims. As of September 30, 2018, we believe the chance of an unfavorable judgment requiring us to pay material damages to the plaintiff is remote, however the potential range of loss related to this matter could be material.

Item 1A.	Risk Factors.

We have set forth in Item 1A. Risk Factors in our 2018 Form 10-K, risk factors relating to our business and industry, our acquisition strategy, our company, Slacker’s business options, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors for a more complete understanding of risks concerning us. There have been no material changes in our risk factors since those published in such 2018 Form 10-K, other than as set forth below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred a net loss of $21.1 million and utilized cash of $4.7 million in operating activities for the six months ended September 30, 2018, and had a working capital deficiency of $12.5 million as of September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $72.5 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $40.2 million as of September 30, 2018, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the substantial doubt as to our ability to continue as a going concern, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Other Risks Related to Slacker’s Business Operations

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from our largest customer could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three and six months ended September 30, 2018, our largest customer by revenue accounted for 37% and 33%, respectively, of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would adversely affect our financial condition and results of operations. Any revenue growth will depend on our success in growing our customers’ revenue on our platform and expanding our customer base to include additional customers.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of September 30, 2018 was $14.3 million, net of fees. While we have certain restrictions and covenants with our current indebtedness, and we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

If we do not comply with the provisions of the Debentures, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

The Debentures contain provisions that limit our operating and financing activities, including financial covenants relating to liquidity, indebtedness and Adjusted EBITDA (as defined in the indenture governing the Debentures). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder.

Conversion of the Debentures and/or convertible notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon conversion. Any sales in the public market of the shares of our common stock issuable upon such conversion or redemption and/or any anticipated conversion or redemption of the Debentures and convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock

Risks Related to the Ownership of Our Common Stock

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

Pursuant to our 2016 Equity Incentive Plan (the “2016 Plan”), there are 7,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433 shares have been issued, 500,000 restricted stock units have been granted, and options to purchase 5,086,668 shares of our common stock have been granted and are outstanding as of September 30, 2018. If our board of directors elects to issue shares of common stock, stock options and/or other equity-based awards under the 2016 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

As of the last business day of our fiscal quarter ended September 30, 2018, the market value of our common stock held by non-affiliates exceeded $75 million and therefore, we are now subject to the auditor attestation requirement in the assessment of our internal control over financial reporting for our fiscal year ending March 31, 2019.

Because the market value of our common stock held by non-affiliates exceeded $75 million, as of the last business day of our fiscal quarter ended September 30, 2018, we are now subject to the requirement that we include in our Annual Report on Form 10-K for the fiscal year ending March 31, 2019, the auditor’s attestation report on its assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2018, we will continue to be a “smaller reporting company” as defined by the SEC’s revised rule effective as of September 10, 2018.

We previously identified certain material weaknesses in our internal control over financial reporting that continued from prior periods and are also reported in this Quarterly Report. If we do not have a sufficient history for us and our independent registered public accounting firm to test and evaluate our new processes and controls, we may be unable to obtain an unqualified attestation report from our independent registered public accounting firm required under Section 404 of the Sarbanes-Oxley Act. If our independent registered public accounting firm is not able to render an unqualified attestation, it could result in lost investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that our compliance with this increased reporting requirement will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

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

During the three months ended September 30, 2018, we issued 50,232 shares of our common stock valued at $0.3 million to various consultants. We valued these shares at prices between $4.97 and $5.41 per share, the most recent market price of our common stock near the date of issuance.

During the three months ended September 30, 2018, we did not grant any options to purchase shares of our common stock.

During the three months ended September 30, 2018, we issued 17,735 shares of our common stock in exchange for the conversion of $0.1 million of our 6% unsecured convertible notes and related accrued interest.

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

On December 31, 2014, we converted accounts payable into a senior promissory note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by our former attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and continues to be in default. As of September 30, 2018 and March 31, 2018, the balance due of $0.3 million and $0.3 million includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the three months ended September 30, 2018, we entered into a Note Conversion Agreement with a holder of our 6% unsecured convertible notes due January 31, 2018, pursuant to which such holder converted approximately $0.1 million in aggregate principal amount of such notes and less than $0.1 million in accrued interest under the notes, for 17,735 shares of our common stock. The holder of such notes is subject to lock-up agreements which he entered into with JMP Securities LLC, the underwriter of our Public Offering completed in December 2017. Accordingly, the shares issued as a result of the conversion of such note are restricted from being sold or transferred for 540 days from December 22, 2017, subject to certain conditions.

Item 6.	Exhibits.

Exhibit Number	Description
2.1±	Asset Purchase Agreement, dated as of May 5, 2017, among Wantickets RDM, LLC, Danco Enterprises, LLC, Joseph Schnaier, Gamtix, LLC, LiveXLive Tickets, Inc. and the Company (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
2.2±	Agreement and Plan of Merger, dated as of July 20, 2017, between the Company and Loton, Corp (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
2.3	Agreement and Plan of Merger, dated as of August 25, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Columbia Capital Equity Partners V (QP), L.P., as Stockholders’ Agent (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2017).
2.4	Amendment No. 1 to Merger Agreement, dated as of September 28, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2017).
2.5	Amendment No. 2 to Merger Agreement, dated as of October 30, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2017).
2.6	Amendment No. 3 to Merger Agreement, dated as of December 5, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2017).
2.7	Amendment No. 4 to Merger Agreement, dated as of December 15, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, in its capacity as the substitute Stockholders’ Agent (Incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1/A, Amendment No. 6, filed with the SEC on December 21, 2017).
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of Convertible Loan Note between the Company and a lender of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017).
4.2	Form of Common Stock Warrant between the Company and a warrant holder (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017).
4.3	Form of 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	Management Agreement, dated as of September 23, 2011, between the Company and Trinad Management, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2011).
10.3†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. and Schuyler Hoversten (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.4†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.8†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.9†	Employment Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.10†	Notice of Grant and Restricted Stock Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).

10.11†	Employment Agreement, dated as of October 6, 2015, between the Company and Blake Indursky (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.12	Bill of Sale, Assignment and Assumption Agreement, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.13	Trademark and Domain Name Assignment, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.14	Lock-Up and No Shorting Agreement, dated as of May 5, 2017, between the Company and Danco Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.15†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.16†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.17†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.18†	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).
10.19	Securities Purchase Agreement, dated as of June 29, 2018, between the Company and the Purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.20	Subsidiary Guarantee, dated as of June 29, 2018, made by each of the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.21	Security Agreement, dated as of June 29, 2018, among the Company, the Guarantors and JGB Collateral LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.
±	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: November 14, 2018	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)