Form 10-Q
period 2018-12-31
LiveXLive Media, Inc.
filed 2019-02-13
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of February 8, 2019, there were 52,094,241 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

i

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018 (unaudited)	2

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended December 31, 2018 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017 (unaudited)	5

Notes to the Condensed Consolidated Financial Statements (unaudited)	6 - 32

LiveXLive Media, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	December 31,	March 31,
	2018	2018
Assets
Current Assets
Cash and cash equivalents	$14,294	$10,285
Restricted cash	235	3,685
Accounts receivable, net	3,714	2,990
Prepaid expense and other assets	1,124	1,759
Total Current Assets	19,367	18,719
Property and equipment, net	2,036	393
Goodwill	9,672	5,377
Intangible assets, net	28,731	43,499
Other assets	39	39
Total Assets	$59,845	$68,027

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$19,528	$12,207
Accrued royalties	9,967	7,667
Note payable	308	294
Bank debt	-	3,500
Deferred revenue	986	1,046
Senior secured convertible debentures, net	1,679	-
Unsecured convertible notes, net	4,546	968
Total Current Liabilities	37,014	25,682
Senior secured convertible debentures, net	8,090	-
Unsecured convertible notes, net	-	3,948
Total Liabilities	45,104	29,630

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 51,985,105 and 51,432,292 shares issued and outstanding, respectively	52	51
Additional paid in capital	93,777	89,778
Accumulated deficit	(79,088)	(51,432)
Total stockholders’ equity	14,741	38,397
Total Liabilities and Stockholders’ Equity	$59,845	$68,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Revenue:	$8,964	$-	$24,522	$80

Operating expenses:
Cost of sales	7,571	186	24,142	1,204
Sales and marketing	963	27	3,183	158
Product development	1,825	-	5,636	-
General and administrative	4,470	2,494	12,212	6,357
Amortization of intangible assets	(117)	-	4,716	-
Total operating expenses	14,712	2,707	49,889	7,719
Loss from operations	(5,748)	(2,707)	(25,367)	(7,639)

Other income (expense):
Interest expense, net	(839)	(901)	(2,236)	(2,295)
Other income (expense)	24	-	(53)	-
Total other income (expense)	(815)	(901)	(2,289)	(2,295)

Loss before provision for income taxes	(6,563)	(3,608)	(27,656)	(9,934)

Provision for income taxes	-	-	-	-
Loss from continuing operations	(6,563)	(3,608)	(27,656)	(9,934)

Loss from operations of discontinued operations (including loss on disposal of $2,786)	-	(3,110)	-	(3,902)

Net loss	$(6,563)	$(6,718)	$(27,656)	$(13,836)

Net loss per share from continuing operations – basic and diluted	$(0.13)	$(0.10)	$(0.53)	$(0.27)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.09)	$(0.00)	$(0.11)
Net loss per share – basic and diluted	$(0.13)	$(0.19)	$(0.53)	$(0.38)

Weighted average common shares – basic and diluted	51,984,790	36,543,179	51,821,782	36,030,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2018	51,432,292	$51	$89,778	$(51,432)	$38,397
Shares issued for services to consultants	159,243	-	1,435	-	1,435
Stock-based compensation	-	-	7,128	-	7,128
Shares issued for debt conversion	393,570	1	1,180	-	1,181
Purchase price adjustment to fair value of shares issued for Slacker acquisition	-	-	(5,744)	-	(5,744)
Net loss	-	-	-	(27,656)	(27,656)
Balance as of December 31, 2018	51,985,105	$52	$93,777	$(79,088)	$14,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(27,656)	$(13,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,295	572
Common stock issued for services	2,078	1,665
Stock-based compensation	6,634	2,214
Amortization of debt discount	753	1,975
Loss from disposal of discontinued operations	-	2,786
Fair value of bifurcated embedded derivatives	2	-
Changes in operating assets and liabilities:
Accounts receivable	(724)	-
Prepaid expenses and other current assets	585	(333)
Deferred revenue	(60)	-
Accounts payable and accrued liabilities	9,275	1,676
Net cash used in operating activities	(3,818)	(3,281)
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,714)	-
Other asset	-	(15)
Acquisition of Slacker, net of cash and restricted cash acquired of $263	-	(2,237)
Net cash used in investing activities	(1,714)	(2,252)
Cash Flows from Financing Activities:
Proceeds from unsecured convertible notes payable	-	2,645
Proceeds from senior secured convertible debentures payable, net	9,606	-
Proceeds from warrant exercise	-	15
Net proceeds from offering	-	16,816
Repayment of term loan at acquisition of Slacker	-	(1,667)
Repayment of bank debt	(3,515)	-
Net cash provided by financing activities	6,091	17,809
Net increase in cash, cash equivalents and restricted cash	559	12,276
Cash, cash equivalents and restricted cash, beginning of period	13,970	1,477
Cash, Cash Equivalents and Restricted Cash, End of Period	$14,529	$13,753
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$605	$-
Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants and beneficial conversion features issued as valuation discount	$-	$2,764
Fair value of options issued to employees, capitalized as internally-developed software	$494	$-
Common stock issued upon conversion of unsecured convertible notes payable	$1,181	$-
All instruments in acquisitions:
Fair value of common stock of $3,340 issued upon acquisition of assets of Wantickets allocated to:
Property and equipment	$-	$109
Intangible assets	$-	$1,910
Goodwill	$-	$1,321
Fair value of common stock of $26,167 issued in Slacker acquisition allocated to:
Current assets	$-	$4,245
Property and equipment	$-	$400
Cost in excess of net assets acquired	$-	$48,074
Other assets	$-	$39
Current liabilities	$-	$(17,640)
Bank debt	$-	$(3,907)
Purchase price adjustment to fair value of shares issued for Slacker acquisition	$(5,744)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2018 and 2017

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

Basis of Presentation

The presented financial information for the three and nine months ended December 31, 2018 includes the financial information and activities of LiveXLive (92 and 275 days, respectively) and Slacker (92 and 275 days, respectively). The presented financial information for the three and nine months ended December 31, 2017 includes the financial information and activities of LiveXLive (92 and 275 days, respectively) and Slacker (3 and 3 days, respectively), with the financial results of LiveXLive Tickets, Inc., a Delaware wholly-owned subsidiary of the Company (“LXL Tickets”), reflected as discontinued operations during the three and nine months ended December 31, 2017. Unless otherwise indicated, the information in the notes to the Company’s consolidated financial statements refers only to the Company’s continuing operations and does not include discussion of balances or activities of LXL Tickets.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2018, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2018. The results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results expected for the full 2019 fiscal year ending March 31, 2019. The condensed consolidated balance sheet as of March 31, 2018 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “2018 Form 10-K”).

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

These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these condensed consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $14.3 million as of December 31, 2018, and $10.3 million as of March 31, 2018, respectively). The Company’s internal plans and forecasts indicate that it may not have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40.

As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $27.7 million, and utilized cash of $3.8 million in operating activities for the nine months ended December 31, 2018, and had a working capital deficiency of $17.6 million as of December 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition Policy

On April 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”) and all related amendments and applied the concepts to all contracts using the full retrospective method. The Company had no cumulative impact of adopting Topic 606 to record through accumulated deficit. There was no impact to the Company upon adoption of Topic 606, nor was there any impact to comparable revenues for the three and nine months ended December 31, 2017, as a result of applying Topic 606. Additionally, there were no changes to any line items in the Company’s condensed consolidated financial statements.

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

At December 31, 2018 and 2017, the Company had 167,363 and 0 warrants outstanding, respectively, 5,111,668 and 1,833,334 options outstanding, respectively, 673,408 and 0 restricted stock units outstanding, respectively, and 2,662,267 and 2,669,682 shares of common stock issuable underlying the Company’s convertible notes and convertible debentures payable, respectively.

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

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of December 31, 2018 and March 31, 2018, the Company had restricted cash of $0.2 million and $3.7 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations. There were no impairment losses recorded on receivables for the three and nine months ended December 31, 2018 and 2017.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At December 31, 2018, the Company had three customers that made up 10%, 23%, and 41% of the total net accounts receivable balance. At March 31, 2018, the Company had three customers that made up 15%, 16% and 34% of the total net accounts receivable balance.

The Company’s accounts receivable at December 31, 2018 and March 31, 2018 is as follows (in thousands):

	December 31,	March 31,
	2018	2018
Accounts receivable, gross	$3,733	$3,019
Less: Allowance for doubtful accounts	(19)	(29)
Accounts receivable, net	$3,714	$2,990

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the nine months ended December 31, 2018 and 2017, the Company capitalized $2.1 million and $0 of internal use software, respectfully.

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

Intangible Assets with Indefinite Useful Lives

The Company’s indefinite-lived intangible assets consist of trademarks and trade names. The Company evaluates indefinite-lived intangible assets for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year.

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

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the three or nine months ended December 31, 2018 or 2017.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires companies to report their deferred tax liabilities and deferred tax assets, together as a single noncurrent item on their classified balance sheets. The Company adopted the standard effective April 1, 2017. The adoption of this standard did not have, and is not expected to have, a material impact to the condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard effective April 1, 2018 and as a result, the Company reclassified presentation of its statement of cash flows for the nine months ended December 31, 2018 to include $3.7 million of restricted cash in its beginning cash, cash equivalent and restricted cash balance.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Subsequent to ASU 2016-02, the FASB issued related ASUs, including ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance in ASU 2016-02, intended to clarify the application of certain aspects of the new leases guidance, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 and its respective amendments are effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15. Intangibles - Goodwill and Other – Internal-Use Software, related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or capitalized based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for capitalization, they must be amortized over the term of the hosting arrangement and assessed for impairment. Companies must disclose the nature of any hosted cloud computing service arrangements. This ASU also provides guidance for balance sheet and income statement presentation of capitalized implementation costs and statement of cash flows presentation for the related payments. This ASU will be effective beginning in the first quarter of our fiscal year 2021. Early adoption is permitted, including in an interim period. This guidance may be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures, as well as the timing of adoption and the application method.

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

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenue
Subscription services	$8,108	$-	$21,973	$-
Advertising	772	-	2,300	-
Licensing	84	-	249	80
Total Revenue	$8,964	$-	$24,522	$80

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

The following table summarizes the significant changes in contract liabilities balances during the nine months ended December 31, 2018 (in thousands):

Contract Liabilities
Balance as of March 31, 2018	$1,046
Revenue recognized that was included in the contract liability at beginning of period	(1,046)
Increase due to cash received, excluding amounts recognized as revenue during the period	986
Balance as of December 31, 2018	$986

Note 4 — Business Combinations

Fiscal 2019 Transactions

None.

Fiscal 2018 Transactions

During the fiscal year ended March 31, 2018, the Company completed two acquisitions (asset purchase constituting the acquisition of a business from an accounting perspective and an acquisition of a company).

Wantickets

On May 5, 2017, LXL Tickets, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (“APA”) with Wantickets RDM, LLC (“Wantickets”) and certain other parties, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of common stock of the Company valued at $3.3 million (or $5.01 per share). The asset purchase was intended to augment and diversify the Company’s music operating segment. The goodwill recorded for the Wantickets asset purchase was $1.3 million. Key factors that contributed to the recognition of Wantickets goodwill were the opportunity to consolidate and complement existing content operations, certain software and customer lists, and the opportunity to generate future synergies within the existing music business. As a result of the Wantickets asset purchase, the goodwill is deductible for tax purposes.

The Company accounted for the Wantickets asset purchase transaction, which constitutes the acquisition of a business from an accounting perspective, as a business combination in accordance with ASC 805 “Business Combinations.” Significant other assets assumed were approximately $0.1 million in property and equipment, $0.4 million of trademark and trade names, $1.0 million in software associated with proprietary ticketing technology, and $0.5 million in domain names and customer relationships. For each of the three and nine month periods ended December 31, 2017, the Company incurred less than $0.1 million in transaction costs associated with the Wantickets asset purchase. The Company did not incur any transaction costs during the three and nine months ended December 31, 2018.

The following table summarizes the fair value of the assets acquired from Wantickets (in thousands):

Asset Type	Fair Value
Property and Equipment	$109
Trademark / Trade Name	431
Software	1,004
Customer Relationships	369
Domain Names	106
Goodwill	1,321
Purchase Consideration	$3,340

Since the asset purchase date, the amount of revenue for LXL Tickets included in the Company’s condensed consolidated statements of operations within discontinued operations for the three and nine months ended December 31, 2018 was $0 and $0, respectively, and for the three and nine months ended December 31, 2017 was $0.1 million and $0.6 million, respectively. The net loss included in the Company’s condensed consolidated statements of operations within discontinued operations for the three and nine months ended December 31, 2018 was $0 and $0, respectively, and for the three and nine months ended December 31, 2017 was $0.3 million and $1.1 million, respectively.

During the quarter ended December 31, 2017, management of the Company made the decision to shut down the operations of LXL Tickets effective December 31, 2017 (see Note 5 - Dispositions). Pro forma financial information for the Wantickets asset purchase transaction is not presented due to the disposition of LXL Tickets during the year ended March 31, 2018.

Slacker, Inc.

On December 29, 2017, the Company acquired Slacker, including its $50.1 million of gross assets, for net consideration of $28.6 million consisting of (i) 6,126,788 shares of the Company’s common stock, valued at $20.1 million, (ii) 1,675,893 shares of the Company’s common stock issued to payoff certain debt of Slacker as of the transaction date, valued at $5.5 million, (iii) net cash payment of $2.4 million and issuance of 175,000 shares of the Company’s common stock, valued at $0.6 million to Slacker and its designees, and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. The acquisition is intended to augment and diversify the Company’s music operating segment. The Company accounted for the acquisition as a business combination. The goodwill recorded for the Slacker acquisition was $9.7 million. Key factors that contributed to the recognition of the Slacker goodwill were the opportunity to consolidate and complement existing content operations, trained workforce, proprietary software and operating platform, and the opportunity to generate future synergies with the Company’s existing business. As a result of the acquisition of the stock of Slacker, the goodwill is not deductible for tax purposes.

The following table summarizes the fair value of consideration transferred in the Slacker acquisition (in thousands):

Consideration	Fair Value
Cash	$2,525
Less cash acquired	(113)
Net cash consideration	2,412
Equity at fair value	26,167
Net consideration	$28,579

The following table summarizes the fair value of the assets acquired and liabilities assumed in the Slacker acquisition (in thousands):

Fair Value
Restricted cash	$150
Accounts receivable	3,339
Prepaid expense and other assets	254
Deferred cost of sales	458
Property and equipment	400
Trademarks/trade names	4,637
Intellectual property	5,366
Customer relationships	6,570
Software	19,280
Goodwill	9,672
Deferred tax asset	1,181
Allowance for deferred tax asset	(1,181)
Assumed current portion of long-term debt	(3,907)
Assumed current liabilities	(17,640)
Net consideration	$28,579

The amount of revenues for Slacker included in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2018 was $8.8 million and $24.2 million, respectively, and for the three and nine months ended December 31, 2017 was $0 and $0, respectively. The net loss for Slacker included in the Company’s condensed consolidated statements of operations for the three and nine months ended December 31, 2018 was ($1.9) million and ($7.4) million, respectively, and for the three and nine months ended December 31, 2017 was $0 and $0, respectively. The Company incurred no transaction costs associated with the Slacker acquisition during the three and nine months ended December 31, 2018. Less than $0.1 million of transaction costs associated with the Slacker acquisition were incurred during each of the three and nine months ended December 31, 2017.

In the quarter ended December 31, 2018, the Company finalized its purchase price allocation for the acquisition of Slacker on December 29, 2017. As a result of obtaining the final valuation of the acquisition, the following changes have been recorded in the current period (in thousands):

Consideration	Final Fair Value	Preliminary Fair Value	Change*
Cash	$2,525	$2,525	$-
Less cash acquired	(113)	(113)	-
Net cash consideration	2,412	2,412	-
Equity at fair value	26,167	31,911	(5,744)
Net consideration	$28,579	$34,323	$(5,744)

	Final Allocation	Preliminary Allocation	Change*
Restricted cash	$150	$150	$-
Accounts receivable	3,339	3,339	-
Prepaid expense and other assets	254	254	-
Deferred cost of sales	458	458	-
Property and equipment	400	400	-
Trademarks/tradenames	4,637	11,436	(6,799)
Intellectual property	5,366	8,454	(3,088)
Customer relationships	6,570	6,618	(48)
Software	19,280	19,384	(104)
Goodwill	9,672	5,377	4,295
Deferred tax asset	1,181	1,523	(342)
Allowance for deferred tax asset	(1,181)	(1,523)	342
Assumed current portion of long-term debt	(3,907)	(3,907)	-
Assumed current liabilities	(17,640)	(17,640)	-
Net consideration	$28,579	$34,323	$(5,744)

(* The fair value of equity consideration was changed by $5.7 million to reflect the lack of marketability from an 18-month lockout period. Changes in values of Tradenames and Intellectual property due to finalization of royalty rates.)

The change to the provisional consideration and asset fair values resulted in a decrease in amortization expense of $2.5 million and a decrease in accumulated depreciation of $2.5 million for the three months ended December 31, 2018, of which $1.9 million relates to the previous quarters.

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

The following table presents the revenues and net loss of the combined company for the three and nine months ended December 31, 2017 as if the acquisition had been completed on April 1, 2016.

	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
Revenues	$6,750	$20,063
Net Loss	(8,275)	(18,719)

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

For the three and nine months ended December 31, 2017, the Company has recognized a ($0.3) million and ($1.1) million loss, respectively, from the operations of LXL Tickets. Additionally, the Company has recognized a ($2.8) million loss from disposal of LXL Tickets for the three and nine months ended December 31, 2017. The Company is presenting the operating loss of LXL Tickets and the loss from disposal of LXL Tickets on its condensed consolidated statements of operations under the heading “Loss from operations of discontinued operations.” For the nine months ended December 31, 2017, the Company recognized total operating and investing cash flows from LXL Tickets of less than $0.1 million and $0, respectively.

Major line items constituting net loss of the discontinued operations of LXL Tickets are as follows for the three months ended December 31, 2017 and the period from May 5, 2017 through December 31, 2017 (in thousands):

	Three Months Ended December 31, 2017	Period Ended December 31, 2017
Revenues	$71	$640
Cost of Sales	-	150
Selling, general and administrative expenses	395	1,606
Loss on operations of LXL Tickets	(324)	(1,116)
Loss from disposal of LXL Tickets	(2,786)	(2,786)
Loss from operations of discontinued operations	$(3,110)	$(3,902)

Note 6 — Property and Equipment

The Company’s property and equipment at December 31, 2018 and March 31, 2018 was as follows (in thousands):

	December 31,	March 31,
	2018	2018
Property and equipment, net
Production equipment	$54	$51
Computer, machinery, and software equipment	540	449
Furniture and fixtures	23	23
Leasehold improvements	19	19
Capitalized internally developed software	2,114	-
Total property and equipment	2,750	542
Less accumulated depreciation and amortization	(714)	(149)
Total property and equipment, net	$2,036	$393

Depreciation expense was $0.3 million and less than $0.1 million for the three months ended December 31, 2018 and 2017, respectively, and was $0.6 million and less than $0.1 million for the nine months ended December 31, 2018 and 2017, respectively.

Note 7 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reportable segment. The following table presents the changes in the carrying amount of goodwill in the Company’s reportable segment for the nine months ended December 31, 2018 (in thousands):

Goodwill
Balance as of March 31, 2018	$5,377
Acquisitions	-
Finalization of purchase price allocation of Slacker (see Note 4*)	4,295
Discontinued Operations	-
Balance as of December 31, 2018	$9,672

(* Increase in goodwill due to the net change in fair value of equity consideration transferred and final fair value of assets acquired and liabilities assumed.)

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the nine months ended December 31, 2018 (in thousands):

Tradenames
Balance as of March 31, 2018	$-
Acquisitions	-
Finalization of purchase price allocation of Slacker (see Note 4*)	4,637
Impairment Losses	-
Balance as of December 31, 2018	$4,637

(* Tradenames determined to be indefinite-lived intangible asset in final purchase accounting. Preliminarily booked as a definite lived intangible asset.)

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of December 31, 2018 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$3,855	$15,425
Trademark/Tradename	-	-	-
Intellectual Property (Patents)	5,366	358	5,008
Customer Relationships	6,570	2,932	3,638
Domain Names	29	6	23
Total	$31,245	$7,151	$24,094

The Company’s finite-lived intangible assets were as follows as of March 31, 2018 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,384	$968	$18,416
Trademark/Tradename	11,436	572	10,864
Intellectual Property (Patents)	8,454	141	8,313
Customer Relationships	6,618	739	5,879
Domain Names	29	2	27
Total	$45,921	$2,422	$43,499

The Company’s amortization expense on its finite-lived intangible assets was ($0.1) million and $0 for the three months ended December 31, 2018 and 2017, respectively, and was $4.7 million and $0 for the nine months ended December 31, 2018 and 2017, respectively. Amortization expense and Accumulated Amortization for the three months ended December 31, 2018 included an ($2.5) million adjustment for the finalization of the purchase price allocation fair values of the acquisition of Slacker (see Note 4).

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2019 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2019 (remaining three months)	$1,788
2020	5,683
2021	4,744
2022	4,744
2023	3,647
Thereafter	3,488
$24,094

Note 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2018 and March 31, 2018 were as follows (in thousands):

	December 31,	March 31,
	2018	2018

Accounts Payable	$16,980	$10,996
Accrued Liabilities	2,524	1,158
Due to Related Parties	24	53
	$19,528	$12,207

Note 9 — Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Note has not been extended and is currently past due. In February 2018, the Note holder filed a claim for collection of the Note. See Note 14 – Commitments and Contingencies. As of December 31, 2018 and March 31, 2018, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0 of accrued interest, respectively, outstanding under the Note.

Note 10 — Senior Secured Convertible Debentures

On June 29, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”), with JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (each, a “Purchaser” and collectively, the “Purchasers”) pursuant to which the Company sold, in a private placement transaction (the “Financing”), for an aggregate cash purchase price of $10.0 million, $10.64 million in aggregate principal amount, of its 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “June 2018 Debentures”). In conjunction with the Financing, the Company (i) recorded issuance costs of $1.1 million against the liability and (ii) used $3.5 million of the proceeds to pay off 100% of the Company’s revolving line of credit (see Note 11 – Bank Debt). Issuance costs are being amortized to interest expense over the term of the June 2018 Debentures. The outstanding principal balance of the June 2018 Debentures at December 31, 2018 was $10.6 million, which included $0 of accrued interest.

The June 2018 Debentures mature on June 29, 2021, accrue interest at 12.75% per year, and are convertible into shares of common stock of the Company at a conversion price of $10.00 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the June 2018 Debentures will have the right, at their option, to require the Company to redeem an aggregate of up to $0.2 million of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such a redemption prior to December 28, 2018. The Company will be required to promptly, but in any event no more than two trading days after a holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of common stock. At the Company’s election and subject to certain limitations, the Company may also pay interest in shares of its common stock. If the Company elects to pay the redemption amount or interest in shares of its common stock, then, subject to the next sentence, the shares will be delivered based on a price (the “Stock Payment Price”) equal to the lesser of (a) a 10% discount to the average of the three lowest daily volume weighted average prices of the Company’s common stock over the prior 20 trading days, or (b) the Conversion Price, subject to a certain minimum price per share and if certain conditions are met. The Company will not have the right to, and will not, make any redemption or interest payment in shares of its common stock unless and until it has obtained the requisite consent of its stockholders under the rules of Nasdaq or if the issuance of shares as a result of such election would reduce the number of shares that the Company is permitted to issue under Nasdaq listing standards upon the conversion in full of the June 2018 Debentures. As of the date of this Quarterly Report, the June 2018 Debentures holders have sent redemption notices for December 2018, January 2019 and February 2019. The Company has repaid $0.3 million of principal in January 2019, and $0.2 million of principal in February 2019.

Subject to the satisfaction of certain conditions, at any time after June 28, 2019, the Company may elect to prepay all, but not less than all, of the June 2018 Debentures for a prepayment amount equal to the outstanding principal balance of the June 2018 Debentures plus all accrued and unpaid interest thereon, together with a Prepayment Premium equal to the amount as discussed further below.

The Company’s obligations under the June 2018 Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay the applicable prepayment amount described above.

The Company’s obligations under the June 2018 Debentures have been guaranteed under a Subsidiary Guarantee (the “Subsidiary Guarantee”) by its wholly-owned subsidiaries, Slacker, LiveXLive, Corp. and LXL Studios, Inc. (the “Guarantors”). The Company’s obligations under the June 2018 Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement by a lien on all of the Company’s and the Guarantors’ assets, subject to certain exceptions.

The Company has evaluated the June 2018 Debentures agreements and has identified two derivative instruments which are bifurcated from the underlying June 2018 Debentures relating to provisions around an event of default and mandatory prepayments upon divestitures exceeding certain thresholds. The Company has performed a fair value analysis using a binomial lattice calculation on both of the derivative instruments using the following assumptions. Coupon Rate: 12.75%, Term: 3.0 years, Volatility: 18.3%, Market Rate: 13.0%, Probability of Divesture: 5.0% and Probability of Default: 7.74%. The Company determined that at issuance, the fair value of the instruments was $0.2 million. The Company has recorded the fair value of the derivatives and corresponding debt discount within June 2018 Debentures on the Company’s Condensed Consolidated Balance Sheet at June 29, 2018. At December 31, 2018, the Company performed a fair value analysis using a binomial lattice calculation on both of the derivative instruments using the following assumptions: Coupon Rate: 12.75%, Term: 2.5 years, Volatility: 16.7%, Market Rate: 17.0%, Probability of Divesture: 5.0% and Probability of Default: 7.74%. The Company determined that as of the assessment date, the fair value is $0.2 million. The change in fair value of less than $0.1 million is recorded in Other income (expense) on the Company’s Condensed Consolidated Statements of Operations at December 31, 2018.

The Debentures (as defined below) contain customary affirmative and restrictive covenants and representations and warranties, including limitations on indebtedness, liens, investments, dispositions of assets, organizational document amendments, issuance of disqualified stock, change of control transactions, stock repurchases, indebtedness repayments, dividends, the creation of subsidiaries, affiliate transactions, deposit accounts and certain other matters. The Company must also maintain a specified minimum cash balance, meet certain financial targets, and maintain minimum amounts of liquidity.  As of December 31, 2018, the Company was not in compliance with one of these financial covenants, however, on February 11, 2019, the Company amended the Debenture agreements which removed the previous breach (see Note 19).

	December 31,	March 31,
	2018	2018
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$10,640	$-
Fair Value of Embedded Derivatives	200	-
Less: Discount	(1,071)	-
Net	9,769	-
Less: Senior Secured Convertible Debentures, current	1,679	-
Senior Secured Convertible Debentures, long-term	$8,090	$-

Effective February 11, 2019, the Company amended the SPA with the Purchasers to obtain additional financing, increasing the cash purchase price of the Debentures by $3.0 million, $3.2 million in aggregate principal amount, of its 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “February 2019 Debentures” and together with the June 2018 Debentures, the “Debentures”). In conjunction with the additional financing, the Company (i) recorded issuance costs of $0.1 million against the liability, (ii) modified certain financial liquidity covenants in the Debentures, (iii) modified the definition of “Monthly Allowance” by increasing it from $170,000 to $221,000, and (iv) amended the definition of “Prepayment Amount” to mean, with respect to any payment of the Debentures prior to the maturity date, the entire outstanding principal balance (including any original issue discount) of the Debenture, all accrued and unpaid interest thereon, together with a prepayment premium (the “Prepayment Premium”) equal to the following: (a) if the Debentures are prepaid on or after the original issuance date, but on or prior to December 31, 2019, all remaining regularly scheduled interest to be paid on the Debentures from the date of such payment of the Debentures to, but excluding, December 31, 2019, plus 10% of the entire outstanding principal balance of the Debentures, (b) if the Debentures are prepaid after December 31, 2019, but on or prior to June 30, 2020, 10% of the entire outstanding principal balance of the Debentures; (c) if the Debentures are prepaid on or after June 30, 2020, but on or prior to December 31, 2020, 8% of the entire outstanding principal balance of the Debentures; and (d) if the Debentures are prepaid on or after December 31, 2020, but prior to the maturity date, 6% of the entire outstanding principal balance of the Debentures. The terms of the February 2019 Debentures were otherwise the same as the June 2019 Debentures.

Note 11 — Bank Debt

As part of the acquisition of Slacker, the Company assumed what was initially a $5.0 million revolving line of credit from a commercial bank that was collateralized by all of the assets of Slacker. The revolving line of credit was based on the amount of eligible accounts receivable. The loan was cash collateralized and there were no covenants. The revolving line of credit bore an annual interest rate equal to prime rate as published in the Wall Street Journal plus 0.75%, and equaled 5.50% at March 31, 2018. The line had an original maturity date of March 31, 2018. On March 29, 2018, the Company entered into the Ninth Amendment to Loan and Security Agreement with the bank, extending the maturity date to July 31, 2018 and removing the financial reporting requirements. In June 2018, in conjunction with the issuance of the June 2018 Debentures, the revolving line of credit was fully repaid and the $3.5 million of cash collateral was returned to the Company. Also, as part of the acquisition of Slacker, the Company assumed a term loan with the bank with a balance of $1.7 million, which was paid off at the closing of the Slacker acquisition.

Note 12 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at December 31, 2018 and March 31, 2018 were as follows (in thousands):

	December 31,	March 31,
	2018	2018
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2019	$3,784	$3,581
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2019	951	900
Less: Discount	(189)	(533)
Net	4,546	3,948
Less: Convertible Note Payable - Related Party, current	4,546	-
Convertible Notes Payable - Related Party, long-term	$-	$3,948

Unsecured Convertible Notes - Third Party
(C) 6% Unsecured Convertible Note - Due September 13, 2018	$-	$164
(D) 6% Unsecured Convertible Notes - Due between January 31, 2018 and September 30, 2018	-	950
(E) 6% Unsecured Convertible Notes - Due January 31, 2018	-	52
Less: Accumulated Amortization of Discount	-	(198)
Net	-	968
Less: Unsecured Convertible Notes - Third Party, current	-	968
Unsecured Convertible Notes - Third Party, long term	$-	$-

Total Unsecured Convertible Notes, current	$4,546	$968

Total Unsecured Convertible Notes, long term	$-	$3,948

Total principal maturities of the Company’s long-term borrowings, including June 2018 Debentures, unsecured convertible notes, bank debt, and note payable are $0.3 million for the year ending March 31, 2019, $4.7 million for the year ending March 31, 2020 and $10.6 million for the year ending March 31, 2022.

As of December 31, 2018 and March 31, 2018, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019. At December 31, 2018, the balance due of $3.8 million included $0.2 million of accrued interest outstanding under the first Trinad Note.  At March 31, 2018, $3.6 million of principal, which included no accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued nine unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019. For the three and nine months ended December 31, 2018, the Company amortized $0.1 million and $0.3 million, respectively, of discount to interest expense, and the unamortized discount as of December 31, 2018 was $0.2 million. As of December 31, 2018, $0.3 million of accrued interest was added to the principal balance.

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

(C) On September 14, 2016, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $0.2 million. This note was due on September 13, 2018. In June, 2018, the entire $0.2 million of principal and interest was converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. During the three and nine months ended December 31, 2018, the Company amortized $0 and less than $0.1 million, respectively, of discount to interest expense, and during each of the three and nine months ended December 31, 2017, the Company amortized less than $0.1 million of discount to interest expense.

(D) Between November 22, 2016 and March 29, 2017, the Company issued seven 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.2 million. The notes were due on various dates through September 30, 2018. On March 12, 2018, $0.4 million of principal and interest of the notes were converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 24,760 three-year warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. In June 2018, the entire remaining $1.0 million of principal and interest of the notes was converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. During the three and nine months ended December 31, 2018, the Company amortized $0 and less than $0.1 million, respectively, of discount to interest expense, and during the three and nine months ended December 31, 2017, the Company amortized $0.2 million, and $0.6 million, respectively, of discount to interest expense.

(E) Between April 5, 2017 and June 29, 2017, the Company issued ten 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.7 million. The notes are due on various dates through June 29, 2018. On March 12, 2018, $1.7 million of principal and interest were converted into shares of the Company’s common stock, and $0.2 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 115,559 three-year warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. For the three and nine months ended December 31, 2018, the Company amortized $0 and $0, respectively, of such discount to interest expense, and the unamortized discount as of December 31, 2018 was $0. For the three and nine months ended December 31, 2017, the Company amortized $0.4 million and $1.1 million, respectively, of such discount to interest expense. In July 2018, the remaining $0.1 million of principal and interest of the notes was converted into shares of the Company’s common stock, and less than $0 of debt discount was charged to APIC as a result of the conversion.

Note 13 — Related Party Transactions

Management Services from Trinad Management LLC

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant was exercisable in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance of 716,216 shares of the Company’s common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder and the Managing Member of Trinad LLC, agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For three and nine months ended December 31, 2018, the Company incurred $0 and $0 of such fees, respectively. For three and nine months ended December 31, 2017, the Company incurred $0.1 million and $0.3 million of such fees, respectively.

Rent

During the three and nine months ended December 31, 2017, the Company subleased office space from Trinad LLC for no cost to the Company as part of the Management Agreement. Management estimates such amounts to be immaterial.

Note 14 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of December 31, 2018, the Company has licenses, production and/or distribution agreements to make future minimum guarantee commitments of $7.1 million, of which $0.8 million will be paid in the fiscal year ending March 31, 2019 and the remainder will be paid thereafter. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% of net revenues; however, without a requirement to make future minimum guarantee commitment payments irrespective to the execution and results of the planned events. As of December 31, 2018, the Company had prepaid minimum guarantees of $0.2 million in content acquisition costs related to minimum guarantees.

Contractual Obligations

As of December 31, 2018, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $1.1 million for the fiscal year ending March 31, 2019 and $2.1 million thereafter.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of December 31, 2018, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

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

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, the Company, LXL Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $0.3 million (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to the Company and LXL Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in the Company to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, on December 19, 2017, the court entered such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, we filed an answer on behalf of LXL Tickets that generally denied all the claims in Light’s complaint. In June 2018, an affiliate of Mr. Schnaier transferred approximately 51,500 shares of the Company’s common stock to Light to allow Light to sell such shares to satisfy the Claim Amount. On November 8, 2018, the Company, LXL Tickets and Light entered into a Settlement Agreement, pursuant to which each party released the other from any and all claims and damages related to this dispute, and a Stipulation for Dismissal with Prejudice, pursuant to which Light dismissed this matter as to the Company and LXL Tickets with prejudice with each party to bear their own attorneys fees and costs of suit. The parties anticipate that the court will approve such Stipulation. No consideration was paid by either the Company or LXL Tickets to Light related to this settlement. In October 2018, pursuant to the terms of the APA (as defined below), we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for and our costs and expenses incurred in connection with this matter. As of December 31, 2018, the potential range of loss related to this matter was not material.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. As of December 31, 2018, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP served us with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. The Company intends to continue to vigorously defend itself against any obligations or liability to the plaintiff with respect to such claims, including potentially filing a counterclaim against the plaintiff.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including discovery. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. The outcome of this lawsuit is inherently uncertain and could have a material adverse effect on the Company’s business, financial condition and results of operations.

On October 11, 2018, Manatt, Phelps & Phillips, LLP filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff. Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. The Company intends to deny plaintiff’s claims and believe that the plaintiff has failed to satisfy applicable securities laws as part of its demand to the Company to remove the restrictive legend. The Company intends to vigorously defend itself against any liability to the plaintiff with respect to such claims. As of December 31, 2018, the Company believes the chance of an unfavorable judgment requiring us to pay material damages to the plaintiff is remote, however the potential range of loss related to this matter could be material.

During the three and nine months ended December 31, 2018, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by a number of third-parties of $0 and less than $0.1 million, respectively. During the three and nine months ended December 31, 2017, the Company recorded $0 of legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company. Each of the full amounts was expensed and included in general and administrative expenses during their respective three and nine months ended December 31, 2018 and 2017.

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

Slacker leases its San Diego premises under operating leases expiring on December 31, 2019. Rent expense for the operating lease totaled $0.1 million and $0.3 million for the three and nine months ended December 31, 2018, respectively.

Note 15 — Employee Benefit Plan

Slacker sponsors a 401(k) plan (the “Plan”) covering all Slacker employees. Employees are eligible to participate in the Plan the first day of the calendar month following their date of hire. Slacker may make discretionary matching contributions to the Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. Slacker made less than $0.1 million and $0.1 million in matching contributions to the plan for the three and nine months ended December 31, 2018, respectively.

Note 16 — Stockholders’ Equity

Issuance of Common Stock for Services to Consultants

During the nine months ended December 31, 2018, the Company issued 159,243 shares of its common stock valued at $0.7 million to certain Company consultants. Additionally, the Company has $0.6 million in Accounts Payable and accrued liabilities for stock earned by consultants, but not yet issued. During the three and nine months ended December 31, 2018, the Company recorded $0.2 million and $1.4 million, respectively, of expense related to stock issuances to consultants. The remaining unrecognized compensation cost of approximately $0.8 million is expected to be recorded over the next year as the shares vest.

During the nine months ended December 31, 2017, the Company issued 383,335 shares of its common stock valued at $1.7 million to certain Company consultants. During the three and nine months ended December 31, 2017, the Company recorded $1.0 million and $1.7 million, respectively, of expenses related to the stock issuances.

Issuance of Common Stock for Services to Employees

During the three and nine months ended December 31, 2018, the Company recorded $0.1 million and $0.4 million, respectively, of expense related to prior stock issuances to employees. As of December 31, 2018, the remaining unrecognized compensation cost of $0.2 million is expected to be recorded over the next year as the shares vest.

During the nine months ended December 31, 2017, the Company issued 233,334 shares of its common stock valued at $1.2 million to certain employees. During the three and nine months ended December 31, 2017, the Company recorded $0.1 million and $0.4 million, respectively, of expense related to the stock issuances to employees.

Additional details of the Company’s issuances of its common stock to employees during nine months ended December 31, 2018 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of March 31, 2018	187,500	$5.01
Granted	-	-
Vested	(143,056)	5.01
Forfeited or expired	-	-
Non-vested as of December 31, 2018	44,444	5.01

Issuance of Common Stock upon Conversion of Notes

During the nine months ended December 31, 2018, we issued 393,570 shares of our common stock in exchange for the conversion of $1.2 million of our 6% unsecured convertible notes and related accrued interest.

Warrants

The table below summarizes the Company’s warrant activities during the nine months ended December 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2018	167,363	4.01	2.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, December 31, 2018	167,363	4.01	2.19
Exercisable, December 31, 2018	167,363	4.01	2.19

At December 31, 2018, the intrinsic value of warrants outstanding and exercisable was $0.2 million.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue, which is an OEM. The OEM provides premium Slacker service in all of their new vehicles. In the three and nine months ended December 31, 2018, total revenue from the OEM was $4.0 million and $9.1 million, respectively.

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

Note 18 — Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level we used to estimate the fair values are shown below (in thousands):

	December 31, 2018
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable	$308	$-	$-	$308
Senior secured convertible debentures, net	9,739	-	-	11,266
Bifurcated embedded derivative on senior secured convertible debentures, net	30	-	-	200
Unsecured convertible notes payable, net	4,546	-	-	8,549

	March 31, 2018
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Note payable	$294	$-	$-	$294
Bank debt	3,500	-	3,500	-
Unsecured convertible notes payable, net	4,916	-	-	4,916

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of December 31, 2018 and March 31, 2018. Our estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values as of December 31, 2018 and March 31, 2018.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s bank debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The Company’s June 2018 Debentures, embedded derivatives and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using binomial lattice calculations and market rate assumptions. The Company has recognized less than $0.1 million of expense it both the three and nine months ended December 31, 2018, related to the fair value of bifurcated derivatives through other income (expense). The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value.

Note 19 — Subsequent Events

Amendment to the 2016 Equity Incentive Plan

On February 11, 2019, the Company amended its 2016 Equity Incentive Plan to (i) increase the number of shares available for issuance under the plan by 5,000,000 shares, which increase was previously approved by the Company’s board of directors and its stockholders at its 2018 annual meeting of stockholders, and (ii) make other immaterial changes to the plan.

Employment Agreement with Michael Bebel

On February 6, 2019 and effective as of January 29, 2019 (the “Effective Date”), Michael Bebel, the Company’s Executive Vice President of Corporate Development and Rights Management, was promoted to the role of the Senior Executive Vice President of the Company. In connection with such promotion, the Company and Mr. Bebel entered into an employment agreement, dated as of the Effective Date (the “Employment Agreement”), for a term of three years (the “Term”) at an annual salary of $275,000, which salary shall be increased to $325,000 as provided in the Employment Agreement. The Company also agreed to reimburse Mr. Bebel for his relocation expenses in an amount not to exceed $35,000, as well as to pay him an additional amount to compensate him for tax payments due on such amount, such that the net after-tax proceeds to him of the reimbursement of his relocation expenses and such relocation tax gross-up equal to the amount of his reimbursable expenses. Pursuant to the Employment Agreement, Mr. Bebel was granted 500,000 restricted stock units of the Company (the “RSUs”) under the 2016 Plan. 83,105 of the RSUs shall vest on the later of (i) July 28, 2019 and (ii) the earlier of (x) the expiration of any “lock up” agreement in respect of shares of the Company’s capital stock to which Mr. Bebel is subject and (y) June 30, 2019, and the remainder of 416,895 of the RSUs shall vest in ten equal installments every three months thereafter with the last vesting date being the three-year anniversary of the Effective Date, subject to Mr. Bebel’s continued employment with the Company through the applicable vesting date. Each vested RSU shall be settled by delivery to Mr. Bebel of one share of the Company’s common stock as soon as practicable after the applicable vesting. In the event of a “Change of Control” (as defined in the Employment Agreement) any unvested portion of the RSUs shall vest immediately prior to such event. Each RSU grant will be evidenced by an award agreement that will comply with the provisions of the Employment Agreement applicable to the RSUs.

Issuance of Additional Debentures

Effective February 11, 2019, the Company amended the SPA with the Purchasers to obtain additional financing by selling $3.0 million, $3.2 million in aggregate principal amount, of the February 2019 Debentures. In conjunction with the additional financing, the Company (i) recorded issuance costs of $0.1 million against the liability, (ii) modified certain financial liquidity covenants in the Debentures, (iii) modified the definition of “Monthly Allowance” by increasing it from $170,000 to $221,000, and (iv) amended the definition of “Prepayment Amount” to mean, with respect to any payment of the Debentures prior to the maturity date, the entire outstanding principal balance (including any original issue discount) of the Debentures, all accrued and unpaid interest thereon, together with a prepayment premium equal to the following: (a) if the Debentures are prepaid on or after the original issuance date, but on or prior to December 31, 2019, all remaining regularly scheduled interest to be paid on the Debentures from the date of such payment of the Debentures to, but excluding, December 31, 2019, plus 10% of the entire outstanding principal balance of the Debentures, (b) if the Debentures are prepaid after December 31, 2019, but on or prior to June 30, 2020, 10% of the entire outstanding principal balance of the Debentures; (c) if the Debentures are prepaid on or after June 30, 2020, but on or prior to December 31, 2020, 8% of the entire outstanding principal balance of the Debentures; and (d) if the Debentures are prepaid on or after December 31, 2020, but prior to the maturity date, 6% of the entire outstanding principal balance of the Debentures. The terms of the February 2019 Debentures were otherwise the same as the June 2018 Debentures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “our” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended December 31, 2018, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to integrate our acquired businesses, the ability of the combined businesses to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including Slacker, Inc., our wholly owned subsidiary (“Slacker”), and LiveXLive, Corp., our wholly owned subsidiary (“LiveXLive”), and our ability to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; our dependence on certain customers; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay current indebtedness at maturity or to redeem the convertible debentures upon a fundamental chance or at specific redemption dates; the effect of the conditional conversion feature of our convertible notes and convertible debentures; our compliance with the covenants in our debentures credit agreement; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors and in Part I – Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “2018 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended December 31, 2018 and 2017, we reported revenue of $9.0 million and $0, respectively. For the three months ended December 31, 2018, one customer accounted for 45% of our consolidated revenues. For the nine months ended December 31, 2018 and 2017, we reported revenue of $24.5 million and $0.1 million, respectively. For the nine months ended December 31, 2018 and 2017, one customer accounted for 37% and substantially all of our consolidated revenues, respectively.

Transactions and Key Corporate Developments for the Quarter Ended December 31, 2018

During the three months ended December 31, 2018, we successfully produced and streamed six (6) live festivals and events, including EDC Orlando, Escape, Gryffin at the Palladium, Mac Miller Celebration of Life, LiveXLive Presents at the Peppermint Club, and Rolling Loud - Los Angeles.

We expanded our scale and capabilities at the Rolling Loud - Los Angeles festival, one of the world’s largest hip-hop festivals, including (i) the launch of LiveZone, our live music news program, hosted by 8 correspondents and featured over 75 interviews with artists, (ii) development of new brand partnerships with Kia and Samsung, and (iii) shooting over 10 episodes of original, short-form content to be streamed on our LiveXLive platform.

We ended the December 31, 2018 quarter with approximately 643,000 paid subscribers on our music platform, up from approximately 549,000 at September 30, 2018, representing 17% sequential growth since September 30, 2018, with Slacker having over 1,300,000 monthly active users. For the nine months ended December 31, 2019, we successfully produced and livestreamed nineteen (19) live festivals and events, generating over 44.0 million views, 400 artists livestreamed and 350 hours of live programming.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the three and nine months ended December 31, 2018 is only partially comparable to the financial information for the three and nine months ended December 31, 2017. The presented financial information for the three and nine months ended December 31, 2018 includes the financial information and activities of Slacker for the period September 30, 2018 to December 31, 2018 and April 1, 2018 to December 31, 2018, respectively. The presented operating results for the three and nine months ended December 31, 2017 includes financial information and activities of Slacker for three days, as it was acquired on December 29, 2017. The presented financial information for the three and nine ended December 31, 2017 does include the financial information and activities of LiveXLive Tickets, Inc. (“LXL Tickets”) for the period October 1, 2017 to December 31, 2017 and May 5, 2017 to December 31, 2017 (240 days), which acquired certain operating assets of Wantickets on May 5, 2017. As of December 31, 2017, we elected to abandon LXL Tickets’ operations, and the financial information herein reflects LXL Tickets as discontinued operations. This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

Opportunities, Challenges and Risks

Today, we derive the majority of our revenue through music subscription services, and secondarily from advertising and licensing. For the three and nine months ended December 31, 2018, approximately 10% and 90% of our revenue was from advertising and licensing, and paid customers’ subscriptions, respectively, largely from Slacker. In the fourth quarter of our fiscal year ending March 31, 2019, we plan to continue to grow our advertising and licensing revenue across our live music programming, and as a result we expect the percentage mix of advertising and licensing versus subscription revenue to fluctuate accordingly.

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to continue to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. As of the date of our public offering completed in December 2017, we had the broadcasting rights to 7 major festivals – Rock in Rio (Rio de Janeiro, Brazil and Lisbon, Portugal), Outside Lands (San Francisco, California), Breakaway Music Festival (Columbus, Ohio), Country Lights (Athens, Ohio), Hangout Music Festival (Gulf Shores, Alabama), Summerfest (Milwaukee, Wisconsin) and Paleo Festival (Nyon, Switzerland). As of December 31, 2018, we had 27 festivals under agreement with terms ranging in duration from 1 to 7 years. Moreover, in February 2018 we entered into a five-year agreement with Insomniac, the global leader in electronic dance music events, for exclusive global digital broadcast rights across all Insomniac events, including up to 20 major festivals around the world and over 100 events annually. We plan to continue acquiring rights to live music events during the remainder of fiscal 2019 and beyond.

In the near term, we will continue aggregating digital traffic across these festivals to continue to monetize the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. In the long term, we also plan to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond the fiscal year ending March 31, 2019, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our subscriber base, continue to develop quality music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats, deploying new services for our subscribers such as artist merchandise and live music event ticket sales, and licensing user data across our platform. Currently, our Slacker audio and LiveXLive video services operate on separate platforms; however, we believe there is a significant opportunity to combine these services into a single platform, including offering a greater variety of exclusive and unique music content across our platform. For example, we acquired Slacker in December 2017 to accelerate our paid subscription platform, and secondarily to gain synergies across product development initiatives. In 2018, we integrated resources and launched our live music streaming app across Apple TV, Roku and Amazon Fire platforms. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the three and nine months ended December 31, 2018, we continued to invest in product and engineering to develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 18 months to address these opportunities.

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

For the majority of our agreements with festival owners, we acquire global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to virtual reality (“VR”) and augmented reality (“AR”). For the three and nine months ended December 31, 2018 and 2017, all material amounts of our revenue were derived from customers located in the United States. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly expand our operating segment’s service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

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

Cost of Sales

Cost of sales principally consist of the costs of licensing our services across our music platform, including producing audio and live music content; music licensing costs paid to labels such as Universal Music, Warner Music and Sony Music, publishers and digital rights organizations such as SoundExchange and BMI; programming, DJs, hosts and streaming costs; revenue recognized by us and shared with others as a result of our revenue-sharing arrangements; platform operating expenses, including depreciation of the systems and hardware used to build and operate our platform; personnel costs related to our network operations, customer service and information technology. As we continue to grow and diversify our revenue base, build out our music services platform and expand our coverage globally, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales are dependent on a number of factors, including the amount of premium music downloaded, live festivals we stream in a given period, the amount of content and programming required to operate our services and the number of partners we share our corresponding revenue with.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase throughout fiscal year 2019, and continue to fluctuate as a percent of revenue when compared to 2018, as we continue to grow our advertising and sponsorship base, invest in new subscriber growth initiatives and sales and marketing organizations and invest in marketing activities to support the growth of our businesses.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and app and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our music platform, new music product offerings and network operations. With the addition of Slacker for a full year in fiscal year 2019 versus a partial year in 2018, and current plans to expand our product applications, services, functionality and capabilities, we currently anticipate that our product development expenses will increase in the near term and more significantly over the next twelve months, as we also continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. We expect our fiscal year 2019 product development expenses as a percentage of revenue to continue to fluctuate accordingly when compared to 2018.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit, information technology consulting and legal settlements. With the full year of Slacker expenses in fiscal year 2019 versus partial year in fiscal year 2018, coupled with the addition of new personnel to support our planned growth and new public company compliance initiatives in fiscal year 2019 and beyond, we anticipate general and administrative expenses to increase in fiscal year 2019 as compared to 2018.

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

As of December 31, 2018, we had approximately $8.5 million of unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 1.1 years. Stock-based compensation expense is expected to continue to increase throughout fiscal year 2019 as compared to 2018 as a result of our existing unrecognized stock-based compensation, and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Discontinued Operations

During the third quarter ended December 31, 2017, we implemented a plan to shut down our LXL Tickets operations (the “Plan”). During fiscal year 2018, in conjunction with the Plan, we committed to formally discontinue our LXL Tickets operations, including the assets acquired in the 2017 asset acquisition from Wantickets. We completed the Plan in December 2017. Included in our financial results for the three and nine months ended December 31, 2017 is a loss from discontinued operations of $3.1 million and $3.9 million, respectively.

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

As of December 31, 2018, we had approximately $62.2 million and $5.6 million of federal and state net operating losses, respectively. These operating loss carryforwards are available to offset future taxable income which expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million of net operating loss carryforwards through the acquisition of Slacker in December 2017. Utilization of these losses is limited by Section 382 of the U.S. Internal Revenue Code (the “Code”) in the fiscal year ended March 31, 2018 and each taxable year thereafter. We have estimated a limitation and revalued the losses at $25.0 million. It is possible that the utilization of these NOL carryforwards may be further limited by other changes in ownership due to Section 382 of the Code. We are in the process of undertaking a study to determine the applicable limitations, if any. We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

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

SEC Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (“SAB 118”) was issued in December 2017. Under SAB 118, a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. As of December 31, 2018, we have completed our accounting for the tax effects of the 2017 Tax Act and did not identify any current period adjustments for measurement related to SAB 118.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. A summary of our critical accounting policies is presented in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates of our 2018 Form 10-K.

Revenue Recognition

On April 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. See Note 2 – Summary of Significant Accounting Polices and Note 3 – Revenue Recognition, to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

There were no other material changes to our critical accounting policies and estimates during the three months ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements (Part I – Item 1. Financial Statements of this Quarterly Report) for a discussion of the recent accounting pronouncements.

Non-GAAP Measures

Reconciliation of Adjusted Operating Loss

Adjusted Operating Loss (“AOL”) is a non-GAAP financial measure that we define as operating income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-operating costs associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, and (e) any charges in the period pursuant to formal plans to shut down and abandon LXL Tickets, depreciation and amortization (including goodwill impairment, if any), and certain stock-based compensation expense. We use AOL to evaluate the performance of our operations. We believe that information about AOL assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOL is not calculated or presented in accordance with the accounting principles generally accepted in the Unites States (“GAAP”). A limitation of the use of AOL as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOL should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOL as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOL to Operating Income (loss) from Continuing Operations, the most comparable GAAP financial measure (in thousands), for each of the three and nine-month periods ended December 31, 2018 and 2017:

	Contribution Margin (Loss)	Operating Income (Loss) from Continuing Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Loss
Three Months Ended December 31, 2018
Music Operations	$1,393	$(2,424)	$149	$950	$-	$54	$(1,271)
Corporate	-	(3,324)	2	1,700	-	305	(1,317)
Total	$1,393	$(5,748)	$151	$2,650	$-	$359	$(2,588)

Three Months Ended December 31, 2017
Music Operations	$(186)	$(390)	$3	$-	$-	$-	$(387)
Corporate	-	(2,317)	3	2,205	11	-	(98)
Total	$(186)	$(2,707)	$6	$2,205	$11	$-	$(485)

	Contribution Margin (Loss)	Operating Income (Loss) from Continuing Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Loss
Nine Months Ended December 31, 2018
Music Operations	$380	$(15,300)	$5,291	$3,275	$-	$171	$(6,563)
Corporate	-	(10,067)	4	5,437	-	485	(4,141)
Total	$380	$(25,367)	$5,295	$8,712	$-	$656	$(10,704)

Nine Months Ended December 31, 2017
Music Operations	$(1,124)	$(2,525)	$9	$-	$-	$-	$(2,516)
Corporate	-	(5,114)	9	3,879	40	-	(1,186)
Total	$(1,124)	$(7,639)	$18	$3,879	$40	$-	$(3,702)

Operating Results

Three Months Ended December 31, 2018, as compared to Three Months Ended December 31, 2017

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended December 31,
	2018	2017	% Change
Revenue	$8,964	$-	100%

Cost of Sales	7,571	186	3,970%
Sales & Marketing, Product Development and G&A	3,934	204	1,828%
Intangible Asset Amortization	(117)	-	-100%
Operating Loss from Continuing Operations	(2,424)	(390)	-522%
Operating Loss from Discontinued Operations	-	-	-
Operating Loss	$(2,424)	$(390)	-522%
Operating Margin	-27%	-%	100%
AOL*	$(1,271)	$(387)	-229%
AOL Margin*	-14%	-%	100%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Music Operations revenue increased $9.0 million during the three months ended December 31, 2018, as compared to $0 during the three months ended December 31, 2017, due to revenue of $8.8 million from newly acquired Slacker, which was acquired in the third quarter of fiscal year 2018 and $0.2 million of advertising and licensing revenue from festivals in the three months ended December 31, 2018.

Operating Loss from Continuing Operations

Music Operations operating loss from continuing operations increased ($2.0) million, or 522%, from a ($0.4) million operating loss from continuing operations for the three months ended December 31, 2017, to a ($2.4) million operating loss from continuing operations for the three months ended December 31, 2018. The increase was largely due to higher non-cash depreciation, amortization and stock based compensation of ($1.1) million during the three months ended December 31, 2018 versus the three months ended December 31, 2017, coupled with ($2.5) million net increase in operating expenses largely driven from Slacker, which was acquired in December 2017, and higher sales and marketing expenses to support the growth in our Music Operations. Offsetting these increases was an improvement in contribution margins of $1.6 million during the three months ended December 31, 2018 versus the three months ended December 31, 2017.

Adjusted Operating Loss

Music Operations AOL increased ($0.9) million, or 229%, from a ($0.4) million AOL for the three months ended December 31, 2017, to a ($1.3) million AOL for the three months ended December 31, 2018. The increase was largely due to a net $2.5 million increase in operating expenses due to higher sales and marketing expenses and the addition of Slacker, which was acquired in December 2017, offset by improved contribution margins of $1.6 million during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017.

Adjusted Operating Loss Margin

Music Operations AOL Margin improved for the three months ended December 31, 2017 to (14%) for the three months ended December 31, 2018. The year over year improvement in AOL Margin was driven by the acquisition of Slacker in December 2017, which accounted for the vast majority of revenue in the quarter ended December 31, 2018, as compared to $0 revenue from continuing operations in the quarter ended December 31, 2017.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended December 31,
	2018	2017	% Change
G&A Expenses	$3,324	$2,317	43%
Intangible Asset Amortization	-	-	-
Operating Loss from Continuing Operations	(3,324)	(2,317)	43%
Operating Loss from Discontinued Operations	-	(325)	-100%
Operating Loss	$(3,324)	$(2,642)	26%
Operating Margin	-100%	-100%	-%
AOL*	$(1,317)	$(98)	-1,244%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss from Continuing Operations

Corporate operating loss from continuing operations increased ($1.0) million, or 43%, from a ($2.3) million operating loss from continuing operations for the three months ended December 31, 2017, to a ($3.3) million operating loss from continuing operations for the three months ended December 31, 2018, due to ($1.5) million in higher wages, professional fees and travel-related expenses to support the growth of our business during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, partially offset by lower non-cash stock-based compensation of $0.5 million resulting from fewer stock grants to employees and certain contractors in the three months ended December 31, 2018, compared to the three months ended December 31, 2017.

Adjusted Operating Loss

Corporate AOL increased ($1.2) million, or 1230%, from a ($0.1) million AOL for the three months ended December 31, 2017, to a ($1.3) million AOL for the three months ended December 31, 2018. The increase was largely due to the above-discussed increase in personnel and travel-related expenses of ($1.5) million during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 partially offset by $0.3 million of other non-recurring costs incurred in the current period added back to AOL.

Operating Loss from Discontinued Operations

Corporate operating loss from discontinued operations decreased $0.3 million, or 100%, from a ($0.3) million operating loss from discontinued operations for the three months ended December 31, 2017, to no operating loss from discontinued operations for the three months ended December 31, 2018. The decrease was due to the abandonment of the LXL Tickets’ business operations in December 2017, compared to LXL Tickets having operations from the date of acquisition on May 5, 2017 through December 31, 2017 in the three months ended December 31, 2017.

Nine Months Ended December 31, 2018, as compared to Nine Months Ended December 31, 2017

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended December 31,
	2018	2017	% Change
Revenue	$24,522	$80	30,553%

Cost of Sales	24,142	1,204	1,905%
Sales & Marketing, Product Development and G&A	10,964	1,401	683%
Intangible Asset Amortization	4,716	-	100%
Operating Loss from Continuing Operations	(15,300)	(2,525)	506%
Operating Loss from Discontinued Operations	-	-	-
Operating Loss	$(15,300)	$(2,525)	506%
Operating Margin	-62%	-3,156%	3,094%
AOL*	$(6,563)	$(2,516)	-161%
AOL Margin*	-27%	-3,145%	3,118%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Music Operations revenue increased $24.4 million to $24.5 million during the nine months ended December 31, 2018, as compared to $0.1 million during the nine months ended December 31, 2017, due to revenue from newly acquired Slacker, which was acquired in December 2017, and $0.3 million of advertising and licensing revenue from festivals in the nine months ended December 31, 2018.

Operating Loss from Continuing Operations

Music Operations operating loss from continuing operations increased ($12.8) million, or 506%, from a ($2.5) million operating loss from continuing operations for the nine months ended December 31, 2017, to a ($15.3) million operating loss from continuing operations for the nine months ended December 31, 2018, largely due to an increase of ($8.6) million in non-cash depreciation, amortization and stock based compensation during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017, coupled with a ($4.2) million net increase in operating expenses largely driven from Slacker, which was acquired in December 2017, coupled with higher sales and marketing expenses.

Adjusted Operating Loss

Music Operations Adjusted Operating Loss increased ($4.1) million, or 161%, from a ($2.5) million AOL for the nine months ended December 31, 2017, to a ($6.6) million AOL for the nine months ended December 31, 2018. The increase was largely due to the above-discussed ($4.2) million net increase in operating expenses largely driven from Slacker, which was acquired in December 2017, coupled with higher sales and marketing expenses during the three months ended December 31, 2018 versus the three months ended December 31, 2017, partially offset by ($0.1) million of other non-recurring costs incurred in the current period added back to AOL.

Adjusted Operating Loss Margin

Music Operations AOL Margin improved for the nine months ended December 31, 2017 to (27%) for the nine months ended December 31, 2018. The quarter over quarter improvement in AOL Margin was driven by the acquisition of Slacker in December 2017, which accounted for the vast majority of revenue in the quarter ended December 31, 2018, as compared to $0.1 million of revenue from continuing operations in the quarter ended December 31, 2017.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended December 31,
	2018	2017	% Change
G&A Expenses	$10,067	$5,114	97%
Intangible Asset Amortization	-	-	-
Operating Loss from Continuing Operations	(10,067)	(5,114)	97%
Operating Loss from Discontinued Operations	-	(1,116)	100%
Operating Loss	$(10,067)	$(6,230)	-62%
Operating Margin	-100%	-100%	-%
AOL*	$(4,141)	$(1,186)	-249%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss from Continuing Operations

Corporate operating loss from continuing operations increased ($5.0) million, or 97%, from a ($5.1) million operating loss from continuing operations for the nine months ended December 31, 2017, to a ($10.1) million operating loss from continuing operations for the nine months ended December 31, 2018. The increase was largely due to higher non-cash stock-based compensation of ($1.5) million primarily driven by higher grant values to new employees, executives and certain contractors to facilitate the growth in our business, coupled with additional increases to support our growth initiatives during the nine months ended December 31, 2018 versus 2017 of (i) ($1.3) million in personnel and travel-related expenses, (ii) ($1.6) million in professional fees and consulting expenses largely to support our growth in operations and public compliance initiatives, and (iii) ($0.6) million in higher insurance general and administrative expenses.

Adjusted Operating Loss

Corporate AOL increased ($2.9) million, or 249%, from a ($1.2) million AOL for the nine months ended December 31, 2017, to a ($4.1) million AOL for the nine months ended December 31, 2018. The ($2.9) million increase was largely due to the above-discussed ($3.5) million increase in personnel and travel-related expenses, professional and other consulting fees, new facilities, and insurance general and administrative expenses, partially offset by $0.4 million increase in other non-recurring costs added back into AOL.

Operating Loss from Discontinued Operations

Corporate operating loss from discontinued operations decreased $1.1 million, or 100%, from a ($1.1) million operating loss from discontinued operations for the nine months ended December 31, 2017, to no operating loss from continuing operations for the nine months ended December 31, 2018. The decrease was due to the abandonment of the LXL Tickets business operations in December 2017, compared to LXL Tickets having operations from the date of acquisition on May 5, 2017 through December 31, 2017 in the nine months ended December 31, 2017.

Consolidated Results of Operations

Three Months Ended December 31, 2018, as compared to Three Months Ended December 31, 2017

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,
	2018	2017

Revenue:	$8,964	$-

Operating expenses:
Cost of sales	7,571	186
Sales and marketing	963	27
Product development	1,825	-
General and administrative	4,470	2,494
Amortization of intangible assets	(117)	-
Total operating expenses	14,712	2,707
Loss from operations	(5,748)	(2,707)

Other income (expense):
Interest expense, net	(839)	(901)
Other expense	24	-
Total other income (expense)	(815)	(901)

Loss before provision for income taxes	(6,563)	(3,608)

Provision for income taxes	-	-
Loss from continuing operations	(6,563)	(3,608)

Loss from operations of discontinued operations	-	(3,110)
Net loss	$(6,563)	$(6,718)

Net loss per share from continuing operation– basic and diluted	$(0.13)	$(0.10)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.09)
Net loss per share – basic and diluted	$(0.13)	$(0.19)

Weighted average common shares – basic and diluted	51,984,790	36,543,179

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended December 31,
	2018	2017	% Change
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	26	-	100%
Product development	221	-	100%
General and administrative	21	6	250%
Total depreciation expense	$268	$6	4,367%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended December 31,
	2018	2017	% Change
Stock-based compensation expense
Cost of sales	$44	$-	100%
Sales and marketing	246	-	100%
Product development	601	-	100%
General and administrative	1,759	2,205	-20%
Total stock-based compensation expense	$2,650	$2,205	20%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended December 31,
	2018	2017
Revenue	100%	-%
Operating expenses
Cost of sales	84%	-%
Sales and marketing	11%	-%
Product development	20%	-%
General and administrative	50%	-%
Amortization of intangible assets	-1%	-%
Total operating expenses	164%	-%
Loss from operations	-64%	-%
Other income (expense)	-9%	-%
Loss before income taxes	-73%	-%
Income tax provision	-%	-%
Loss from continuing operations	-73%	-%
Loss from discontinued operations	-%	-%
Net loss	-73%	-%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended December 31,
	2018	2017	% Change
Advertising and Licensing	$856	$-	100%
Subscription	8,108	-	100%
Total Revenue	$8,964	$-	100%

Advertising and Licensing Revenue

Advertising and licensing revenue increased to $0.9 million for the three months ended December 31, 2018, as compared to $0 for the three months ended December 31, 2017, largely due to Slacker, which was acquired in December 2017 and $0.2 million of advertising and licensing revenue from live events during the three months ended December 31, 2018.

Subscription Revenue

Subscription revenue increased to $8.1 million for the three months ended December 31, 2018, as compared to $0 for the three months ended December 31, 2017, due to Slacker, which was acquired in December 2017.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended December 31,
	2018	2017	% Change
Production	$1,747	$186	658%
Subscription and Advertising	5,824	-	100%
Total Cost of Sales	$7,571	$186	3,970%

Production

Production cost of sales increased ($1.5) million, or 658%, to ($1.7) million for the three months ended December 31, 2018, as compared to ($0.2) million for the three months ended December 31, 2017. The ($1.5) million increase was largely due to a higher number of festivals and events streamed in the quarter ended December 31, 2018 (6) versus none in the quarter ended December 31, 2017.

Subscription and Advertising

Subscription and advertising cost of sales increased to ($5.8) million for the three months ended December 31, 2018, as compared to $0 for the three months ended December 31, 2017. The increase was primarily due to Slacker, which was acquired in December 2017.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended December 31,
	2018	2017	% Change
Sales and marketing expenses	$963	$27	3,467%
Product development	1,825	-	100%
General and administrative	4,470	2,494	79%
Amortization of intangible assets	(117)	-	100%
Total Other Operating Expenses	$7,141	$2,521	183%

Sales and Marketing Expenses

Sales and marketing expenses increased ($1.0) million, or 3467%, to ($1.0) million for the three months ended December 31, 2018, as compared to less than $0.1 million for the three months ended December 31, 2017. The ($1.0) million increase was largely due to a ($0.3) million increase from Slacker, which did not exist in the 2017 fiscal year, a ($0.5) million increase in higher sales and marketing costs to grow the company and support more festivals year-over-year, and a ($0.2) million increase in non-cash stock-based compensation to certain employees and non-employees.

Product Development

Product development expenses increased to ($1.8) million for the three months ended December 31, 2018, as compared to $0 for the three months ended December 31, 2017. The increase was due to a ($1.1) million increase from Slacker, which did not exist in the 2017 fiscal year, a ($0.4) million increase in non-cash stock-based compensation, a ($0.2) million increase in depreciation expense due to our capitalized software, and a ($0.1) million increase in payroll related to the growth of our business.

General and Administrative

General and administrative expenses increased ($2.0) million, or 79%, to ($4.5) million for the three months ended December 31, 2018, as compared to $2.5 million for the three months ended December 31, 2017. The increase was primarily due to a ($1.8) million increase in wages, professional fees and travel-related expenses incurred to support the growth of our business during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, a ($0.7) million increase due to Slacker, which was acquired in December 2017. These increases were partially offset partially offset due to lower non-cash stock-based compensation of $0.5 million resulting from fewer stock grants to employees and certain contractors in the three months ended December 31, 2018, compared to the three months ended December 31, 2017.

Amortization of Intangible Assets

Amortization of intangible assets decreased ($0.1) million, or -100%, to ($0.1) million for the three months ended December 31, 2018, as compared to $0 million for the three months ended December 31, 2017. The decrease was due the finalization of our purchase price allocation of Slacker during the three months ended December 31, 2018, which resulted in a one-time reversal of amortization expense of $2.5 million recorded in the three months ended December 31, 2018.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended December 31,
	2018	2017	% Change
Total other income (expense), net	$(815)	$(901)	-10%

Total other income (expense) decreased $0.1 million, or (10%), to ($0.8) million for the three months ended December 31, 2018, as compared to ($0.9) million for the three months ended December 31, 2017. The balances primarily represent interest expense related to non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Nine Months Ended December 31, 2018, as compared to Nine Months Ended December 31, 2017

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Nine Months Ended December 31,	Nine Months Ended December 31,
	2018	2017

Revenue:	24,522	$80

Operating expenses:
Cost of sales	24,142	1,204
Sales and marketing	3,183	158
Product development	5,636	-
General and administrative	12,212	6,357
Amortization of intangible assets	4,716	-
Total operating expenses	49,889	7,719
Loss from operations	(25,367)	(7,639)

Other income (expense):
Interest expense, net	(2,236)	(2,295)
Other expense	(53)	-
Total other income (expense)	(2,289)	(2,295)

Loss before provision for income taxes	(27,656)	(9,934)

Provision for income taxes	-	-
Loss from continuing operations	(27,656)	(9,934)

Loss from operations of discontinued operations	-	(3,902)
Net loss	$(27,656)	$(13,836)

Net loss per share from continuing operation– basic and diluted	$(0.53)	$(0.27)
Net loss per share from discontinued operations – basic and diluted	$(0.00)	$(0.11)
Net loss per share – basic and diluted	$(0.53)	$(0.38)

Weighted average common shares – basic and diluted	51,821,782	36,030,900

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Nine Months Ended December 31,
	2018	2017	% Change
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	57	-	100%
Product development	478	-	100%
General and administrative	44	18	144%
Total depreciation expense	$579	$18	3,117%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Nine Months Ended December 31,
	2018	2017	% Change
Stock-based compensation expense
Cost of sales	$168	$-	100%
Sales and marketing	1,068	-	100%
Product development	1,686	-	100%
General and administrative	5,790	3,879	49%
Total stock-based compensation expense	$8,712	$3,879	125%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Nine Months Ended December 31,
	2018	2017
Revenue	100%	100%
Operating expenses
Cost of sales	98%	1,505%
Sales and marketing	13%	198%
Product development	23%	-%
General and administrative	50%	7,946%
Amortization of intangible assets	19%	-%
Total operating expenses	203%	9,649%
Loss from operations	-103%	-9,549%
Other income (expense)	-9%	-2,869%
Loss before income taxes	-113%	-12,418%
Income tax provision	-%	-%
Loss from continuing operations	-113%	-12,418%
Loss from discontinued operations	-%	-4,878%
Net loss	-113%	-17,295%

Revenue

Revenue was as follows (in thousands):

	Nine Months Ended December 31,
	2018	2017	% Change
Advertising and Licensing	$2,549	$80	3,086%
Subscription	21,973	-	100%
Total Revenue	$24,522	$80	30,553%

Advertising and Licensing Revenue

Advertising and licensing revenue increased $2.4 million to $2.5 million for the nine months ended December 31, 2018, as compared to $0.1 million for the nine months ended December 31, 2017. The $2.4 million increase was largely due to Slacker, which was acquired in December 2017, combined with an increase of $0.2 million in licensing agreements entered into in the nine months ended December 31, 2018 versus the nine months ended December 31, 2017.

Subscription Revenue

Subscription revenue increased to $22.0 million for the nine months ended December 31, 2018, as compared to $0 for the nine months ended December 31, 2017. The increase was due to Slacker, which was acquired in December 2017.

Cost of Sales

Cost of sales was as follows (in thousands):

	Nine Months Ended December 31,
	2018	2017	% Change
Production	$6,946	$1,204	477%
Subscription and Advertising	17,196	-	100%
Total Cost of Sales	$24,142	$1,204	1,905%

Production

Production cost of sales increased $5.7 million, or 477%, to $6.9 million for the nine months ended December 31, 2018, as compared to $1.2 million for the nine months ended December 31, 2017. The increase was largely due to a higher number of festivals and events we streamed in the nine months ended December 31, 2018, nineteen (19) versus five (5) during the nine months ended December 31, 2017, coupled with slightly higher overall cost of production as we continue to add more resources and expand our production capabilities in fiscal year ending 2019 versus fiscal year ended 2018.

Subscription and Advertising

Subscription and advertising cost of sales increased to $17.2 million for the nine months ended December 31, 2018, as compared to $0 for the nine months ended December 31, 2017. The increase was due to Slacker, which was acquired in December 2017.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended December 31,
	2018	2017	% Change
Sales and marketing expenses	$3,183	$158	1,915%
Product development	5,636	-	100%
General and administrative	12,212	6,357	92%
Amortization of intangible assets	4,716	-	100%
Total Other Operating Expenses	$25,747	$6,515	295%

Sales and Marketing Expenses

Sales and marketing expenses increased ($3.0) million, or 1915%, to ($3.2) million for the nine months ended December 31, 2018, as compared to ($0.2) million for the nine months ended December 31, 2017. The ($3.0) million increase was largely due to a ($0.8) million increase from Slacker, which was acquired in December 2017, a ($1.1) million increase in higher marketing costs to support more festivals year-over-year, and a ($1.1) million increase in non-cash stock-based compensation to certain employees and non-employees.

Product Development

Product development expenses increased to ($5.6) million for the nine months ended December 31, 2018, as compared to $0 for the nine months ended December 31, 2017. The increase was due to a ($3.5) million increase from Slacker, which was acquired in December 2017, a ($1.5) million increase in non-cash stock-based compensation, a ($0.5) million increase in depreciation expense related to our capitalized internal use software which was not present in the nine months ended December 31, 2017, and a ($0.1) million net increase in personnel-related expenses to support the growth of our business.

General and Administrative

General and administrative expenses increased ($5.8) million, or 92%, to ($12.2) million for the nine months ended December 31, 2018, as compared to ($6.4) million for the nine months ended December 31, 2017. The increase was primarily due to higher non-cash stock-based compensation of ($1.9) million primarily driven by higher grant values to new employees, executives and certain contractors to support the growth in our business, coupled with increases of (i) ($1.3) million in personnel and travel-related expenses, (ii) ($1.6) million in professional fees and other consulting expenses, and (iii) ($1.0) million in higher insurance and other general and administrative expenses.

Amortization of Intangible Assets

Amortization of intangible assets increased ($4.7) million, or 100%, to ($4.7) million for the nine months ended December 31, 2018, as compared to $0 for the nine months ended December 31, 2017. The increase was due to Slacker, which was acquired in December 2017.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Nine Months Ended December 31,
	2018	2017	% Change
Total other income (expense), net	$(2,289)	$(2,295)	-%

Total other income (expense) remained flat at ($2.3) million for the nine months ended December 31, 2018, as compared to ($2.3) million for the nine months ended December 31, 2017. The balances primarily represent interest expense related to non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2018, our principal sources of liquidity were our cash and cash equivalents in the amount of $14.3 million, which primarily are invested in cash in banking institutions in the U.S. In December 2017, we completed an underwritten public offering of 5,000,000 shares of our common stock at an offering price of $4.00 per share (the “Public Offering”), raising net proceeds of $18.5 million, including the overallotment of shares, and acquired Slacker for an aggregate of $55.9 million. In June 2018, we issued $10.6 million, 3-year senior secured convertible debentures (the “June 2018 Debentures”) raising net proceeds of $9.6 million after issuance costs. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, the Public Offering, the debt financing with Silicon Valley Bank in fiscal year 2018 and the June 2018 Debentures financing in June 2018. As of December 31, 2018, we had note payable balance of $0.3 million, $10.6 million in aggregate principal amount of June 2018 Debentures and unsecured convertible notes with aggregate principal balances of $4.6 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $27.7 million and utilized cash of $3.8 million in operating activities for the nine months ended December 31, 2018, and had a working capital deficiency of $17.6 million as of December 31, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In June 2018, we issued $10.6 million, 3-year June 2018 Debentures. Among other terms, the June 2018 Debentures bear annual interest at 12.75%, require us to meet certain financial covenants and are convertible into shares of our common stock at a conversion price of $10 per share (subject to adjustment). Net proceeds from the issuance of the June 2018 Debentures were $9.6 million after direct issuance costs, of which $3.5 million was used to pay off 100% of the legacy revolving line of credit with Silicon Valley Bank (assumed by us as part of the Slacker acquisition), resulting in a $3.5 million release of restricted cash collateral to us. The remaining proceeds will be used primarily for general working capital. As of the date of this Quarterly Report, the June 2018 Debentures holders have sent redemption notices for December 2018, January 2019 and February 2019. The Company has repaid $0.3 million of principal in January 2019 and $0.2 million of principal in February 2019. In February 2019, the Company issued $3.2 million in additional debentures, with net proceeds of approximately $3.0 million after direct issuance costs. Except as set forth in Item 5. Other Information below, the terms of the additional debentures were substantially the same as the June 2018 Debentures. The June 2018 Debentures and the additional debentures sold in February 2019 are referred to herein as the “Debentures.”

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

In May 2017, we and LXL Tickets entered into an Asset Purchase Agreement (“APA”) with Wantickets RDM, LLC (“Wantickets”) and certain other parties thereto, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of our common stock valued at $3.3 million (or $5.01 per share). The asset purchase was intended to augment and diversify our music operations. In December 2017, our management made the decision to shut down the operations of LXL Tickets. Management concluded that the operations of LXL Tickets were not going to improve and decided to make a strategic shift in the focus of our operations. Management considers abandonment to have occurred at December 31, 2017 since LXL Tickets stopped accepting orders and using the acquired assets as of that date. The results of LXL Tickets’ operations are reported as discontinued operations in accordance with ASC 205, Presentation of Financial Statements on our statements of operations under the heading “Loss from operations of discontinued operations.”

In December 2017, we acquired Slacker, including its $50.1 million of gross assets, for net consideration of $28.6 million through (i) the issuance of 6.1 million shares of our common stock, valued at $20.1 million, (ii) issuance of 1.7 million shares of our common stock issued to payoff certain debt at Slacker on the transaction date, valued at $5.5 million, (iii) cash payment of $2.5 million and the issuance of 0.2 million shares of our common stock, valued at $0.6 million to Slacker and its designees and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. Slacker was acquired to augment and diversify our music operations.

During the nine months ended December 31, 2018, we repaid a $3.5 million term loan from Silicon Valley Bank (assumed by us as part of the Slacker acquisition). During the nine months ended December 31, 2018, we issued an aggregate 393,570 shares of our common stock as a result of the conversion of $1.2 million of principal and accrued interest of our 6% unsecured convertible notes.

As of December 31, 2018 and 2017, we had an outstanding note payable of $0.3 million and $0.3 million issued in connection with certain professional services performed through March 2015, and outstanding unsecured convertible notes of $4.5 million and $0.2 million, respectively, in principal and accrued interest. As of December 31, 2018, $4.7 million of our unsecured convertible notes were due in the less than year. In March 2018, we extended the maturity date of approximately $4.5 million in unsecured 7.5% convertible notes owned by Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder, from dates March through December, 2018 to May 2019 (the “Trinad Notes”). As of December 31, 2018 and March 31, 2018, the Trinad Notes outstanding were as summarized below.

The first Trinad Note was issued on February 21, 2017, to then extend and aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note then became due on March 31, 2018 and was subsequently extended to May 31, 2019. At December 31, 2018, the balance due of $3.8 million included $0.2 million of accrued interest outstanding under the first Trinad Note.  At March 31, 2018, $3.6 million of principal, which included no accrued interest, was outstanding under the first Trinad Note. For the nine months ended December 31, 2018, we amortized $0.2 million of discount to interest expense, and the unamortized discount as of December 31, 2018 was $0.1 million.

Between October 27, 2017 and December 18, 2017, we issued nine unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019. For the nine months ended December 31, 2018, we amortized $0.2 million of discount to interest expense, and the unamortized discount as of December 31, 2018 was $0.1 million. As of December 31, 2018, less than $0.1 million of accrued interest was added to the principal balance.

On March 30, 2018, we entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all Trinad Notes issued to Trinad Capital were extended to May 31, 2019. In consideration of the maturity date extension, the interest rate payable under the notes was increased from 6.0% to 7.5% beginning on April 1, 2018, and the aggregate amount of accrued interest due under the Trinad Notes as of March 31, 2018 of $0.3 million was paid.

We may not redeem the Trinad Notes prior to May 2019 without Trinad Capital’s consent.

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, we compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant may have been exercised in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance 716,216 shares of our common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder and the Managing Member of Trinad LLC, agreed that effective as of the date of the consummation of our Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For the nine months ended December 31, 2018 and 2017, we incurred $0 and $0.3 million of such fees, respectively.

Immediately following our acquisition of Slacker, we assumed what was initially a $5.0 million revolving line of credit from Silicon Valley Bank (the “SVB A/R Line”) that was collateralized by certain assets of Slacker. During the fourth quarter of fiscal year 2018, we renegotiated the SVB A/R Line, decreasing the overall facility to $3.5 million with a maturity date of March 31, 2018. The SVB A/R Line, as amended, had no covenants, was 100% cash collateralized and bears an annual interest rate equal to prime rate as published in the Wall Street Journal plus 0.75%, which equaled 5.50% at March 31, 2018. On March 29, 2018, we further amended the SVB A/R Line, extending the maturity date to July 31, 2018. In June 2018, in conjunction with the issuance of the $10.6 million June 2018 Debentures, the SVB A/R Line was fully repaid and $3.5 million of cash collateral was returned to us.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the unsecured convertible notes, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our outstanding warrants and unsecured convertible notes, and pay down our Debentures, in part or in full, subject to repayment limitation set forth in the credit agreement. We expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise additional funds through the issuance of equity, equity-related and/or debt securities and/or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions. More recently we filed a universal shelf registration statement on Form S-3 allowing us to issue various types of securities, including common stock, preferred stock, warrants, debt securities, units, or any combination of such securities, up to an aggregate amount of $150 million, which became effective on February 7, 2019.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(3,818)	$(3,281)
Net cash used in investing activities	(1,714)	(2,252)
Net cash provided by financing activities	6,091	17,809
Net change in cash, cash equivalents and restricted cash	$559	$12,276

Cash Flows Provided By (Used In) Operating Activities

For the nine months ended December 31, 2018

Net cash used in our operating activities of ($3.8) million primarily resulted from our net loss during the period of ($27.7) million, which included non-cash charges of $14.8 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization and stock-based compensation. The remainder of our sources of cash used by operating activities of $9.1 million was from changes in our working capital, including ($0.7) million from timing of accounts receivable, $0.5 million in prepaid expenses and other assets and $9.3 million from timing of accounts payable and accrued expenses.

For the nine months ended December 31, 2017

Net cash used in our operating activities of ($3.3) million primarily resulted from our net loss during the period of ($13.8) million, which included non-cash charges of ($9.3) million, of which ($2.8) million related to loss from disposal of discontinued operations, and the remaining ($6.5) million was largely comprised of compensation associated with stock and warrant issuances, the fair value of beneficial conversion features on our unsecured convertible notes, and depreciation and amortization. The remainder of our sources of cash from our operating activities of $1.2 million was from changes in our working capital, including $1.6 million from timing of accounts payable and accrued expenses and ($0.3) million in changes in prepaid expenses and other assets.

Cash Flows Provided By (Used In) Investing Activities

For the nine months ended December 31, 2018

Net cash used in investing activities of ($1.7) million was principally due to the ($1.7) million cash used for the purchase of capitalized internally developed software costs during the quarter ended December 31, 2018.

For the nine months ended December 31, 2017

Net cash used in investing activities was ($2.3) million due to the acquisition of Slacker during the quarter ended December 31, 2017.

Cash Flows Provided By (Used In) Financing Activities

For the nine months ended December 31, 2018

Net cash provided by financing activities of $6.1 million was primarily due to net proceeds of $9.6 million from the June 2018 Debentures financing, partially offset by repayment of bank debt of $3.5 million assumed as part of the Slacker acquisition.

For the nine months ended December 31, 2017

Net cash provided by financing activities of $17.8 million was primarily due to net cash received from our Public Offering (December 2017) of $16.8 million, coupled with cash received from net proceeds of $1.7 million from the issuance of certain unsecured convertible notes, offset by repayment of loans of ($1.7) million associated with the Slacker acquisition.

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

As of December 31, 2018, we were in full compliance with these covenants.

Contractual Obligations and Commitments

During the nine months ended December 31, 2018, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have added future minimum commitments of approximately $0.3 million for the remainder of fiscal year ending March 31, 2019, $0.5 million for the fiscal year ending March 31, 2020, and $0.3 million for the fiscal year ending March 31, 2021.

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

Changes in Internal Control over Financial Reporting

We continue to be in the process of implementing changes, as more fully described in our 2018 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2018 Form 10-K. In addition to, and during the quarter ended December 31, 2018:

●	We consolidated multiple financial general ledger (“GL”) systems into a single financial GL system, which we believe strengthens our information technology (“IT”) controls around financial reporting in the remainder of our fiscal year ending March 31, 2019;

●	We developed and executed a detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the control environment, risk assessment, information and communication, and monitoring activities outlined in our 2018 Form 10-K;

●	We further developed and documented detailed policies and procedures regarding our key business processes for significant accounts, critical accounting policies and procedures, critical accounting estimates and significant unusual transactions and design, and implementation and operation of effective process-level controls to mitigate the risk of misstatement due to error and/or fraud; and

●	We completed the design around effective general controls over IT systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.

Other than such changes, there have been no changes in our internal control over financial reporting, during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association, against Wantickets and LXL Tickets, in connection with event proceeds of $0.2 million allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017 (the “APA”), among Wantickets, LXL Tickets, our Company and certain other persons. On January 8, 2018, the arbitrator denied LXL Tickets’ preliminary motion requesting for the arbitration claim to be dismissed based on jurisdictional and other arbitrability arguments and ruled that LXL Tickets assumed the Exodus-Wantickets Agreement by performing under the contract and/or as a successor interest. The formal arbitration proceeding was held in June 2018. In August 2018, the arbitrator determined that LXL Tickets is liable to Exodus in the total amount of $0.2 million, including event proceeds that Wantickets failed to pay Exodus and Exodus’ arbitration costs and expenses. The arbitrator did not determine whether or not Wantickets has any liability to Exodus for some or all of such amount. In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco (as defined below) to indemnify us, among other things, for such amount and our costs and expenses incurred in connection with this matter. LiveXLive Media is not a party to this matter. As of December 31, 2018, the potential range of loss related to this matter was not material.

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, our Company, LXL Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $0.3 million (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to the Company and LXL Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in our Company (the “Schnaier Shares”) to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, on December 19, 2017, the court entered such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, we filed an answer on behalf of LXL Tickets that generally denied all the claims in Light’s complaint.  In June 2018, an affiliate of Mr. Schnaier transferred approximately 51,500 shares of our common stock to Light to allow Light to sell such shares to satisfy the Claim Amount. On November 8, 2018, the Company, LXL Tickets and Light entered into a Settlement Agreement, pursuant to which each party released the other from any and all claims and damages related to this dispute, and a Stipulation for Dismissal with Prejudice, pursuant to which Light dismissed this matter as to the Company and LXL Tickets with prejudice with each party to bear their own attorneys fees and costs of suit. The parties anticipate that the court will approve such Stipulation. No consideration was paid by either the Company or LXL Tickets to Light related to this settlement. In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for and our costs and expenses incurred in connection with this matter. As of December 31, 2018, the potential range of loss related to this matter was not material.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. We believe that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. We further believe that this action against LXL Tickets is without merit and we intend to vigorously defend LXL Tickets and any obligations or liability to Wynn with respect to such claims. LiveXLive Media is not a party to this matter. In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for such amount and our costs and expenses incurred in connection with this matter. As of December 31, 2018, we believe the chance of an unfavorable judgment is remote, however the potential range of loss related to this matter could be material.

In March 2018, Manatt Phelps & Phillips, LLP served us with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against our Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, we filed an answer that generally denied all the claims in the complaint. We intend to continue to vigorously defend ourselves against any obligations or liability to the plaintiff with respect to such claims, including potentially filing a counterclaim against the plaintiff.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of our Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into our Company in 2016, our purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of our common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. We have denied plaintiffs’ claims. We believe that the complaint is an intentional act by the plaintiffs to publicly tarnish our and our senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. We are vigorously defending this lawsuit, and we believe that the allegations are without merit and that we have strong defenses. On June 26, 2018, we, and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including discovery. In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for our costs and expenses incurred in connection with this matter. The outcome of this lawsuit is inherently uncertain and could have a material adverse effect on our business, financial condition and results of operations.

On October 11, 2018, Manatt, Phelps & Phillips, LLP filed a complaint in the Court of Chancery of the State of Delaware against our Company alleging that we have improperly refused to remove the restrictive legend from the shares of our common stock owned by the plaintiff. Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. We intend to deny plaintiff’s claims and believe that the plaintiff has failed to satisfy applicable securities laws as part of its demand to our Company to remove the restrictive legend. We intend to vigorously defend ourselves against any liability to the plaintiff with respect to such claims. As of December 31, 2018, we believe the chance of an unfavorable judgment requiring us to pay material damages to the plaintiff is remote, however the potential range of loss related to this matter could be material.

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

As reflected in our condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred a net loss of $27.7 million and utilized cash of $3.8 million in operating activities for the nine months ended December 31, 2018, and had a working capital deficiency of $17.6 million as of December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $79.1 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $45.1 million as of December 31, 2018, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the substantial doubt as to our ability to continue as a going concern, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Other Risks Related to Slacker’s Business Operations

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from our largest customer could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three and nine months ended December 31, 2018, our largest customer by revenue accounted for 45% and 37%, respectively, of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would adversely affect our financial condition and results of operations. Any revenue growth will depend on our success in growing our customers’ revenue on our platform and expanding our customer base to include additional customers.

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

In addition to our current outstanding debt and notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. In June 2018, we issued $10.6 million June 2018 Debentures. In February 2019, we issued $3.2 million in additional 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021. The Debentures contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants.

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

Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures will have the right, at their option, to require us to redeem an aggregate of up to $221,000 (as amended in February 2019) of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such a redemption prior to December 28, 2018. We will be required to promptly, but in any event no more than two trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lowest of (a) 90% of the average of the three lowest volume weighted-average prices of our common stock over the prior 20 trading days or (b) $10.00, subject to adjustment as provided in the Debentures; provided, however, that such price will in no event be less than $2.00 per share (proportionately adjusted for any stock split, stock dividend, stock combination or other similar transaction). Any repayments made through the issuance of our common stock will result in dilution to our existing stockholders. As of the date of this Quarterly Report, the June 2018 Debentures holders have sent redemption notices for December 2018, January 2019 and February 2019. We have repaid $0.3 million of principal in January 2019, and $0.2 million of principal in February 2019.

In addition, subject to the satisfaction of certain conditions, at any time after June 28, 2019, we may elect to prepay all, but not less than all, of the Debentures for a prepayment amount equal to the outstanding principal balance of the Debentures plus all accrued and unpaid interest thereon, together with a prepayment premium equal to the following: (a) if the Debentures are prepaid on or after the original issuance date, but on or prior to December 31, 2019, all remaining regularly scheduled interest to be paid on the Debentures from the date of such payment of the Debentures to, but excluding, December 31, 2019, plus 10% of the entire outstanding principal balance of the Debentures, (b) if the Debentures are prepaid after December 31, 2019, but on or prior to June 30, 2020, 10% of the entire outstanding principal balance of the Debentures; (c) if the Debentures are prepaid on or after June 30, 2020, but on or prior to December 31, 2020, 8% of the entire outstanding principal balance of the Debentures; and (d) if the Debentures are prepaid on or after December 31, 2020, but prior to the maturity date, 6% of the entire outstanding principal balance of the Debentures. Subject to the satisfaction of certain conditions, we may elect to prepay all, but not less than all, of the Debentures in connection with a change of control transaction (as defined in the Debentures) for a prepayment amount equal to the prepayment amount described above.

The conditional conversion feature of our convertible notes or the Debentures or the optional monthly redemption features of the Debentures, if triggered, may adversely affect our financial condition and operating results, particularly our earnings per share.

In the event the conditional conversion feature of the Debentures or convertible notes is triggered, holders, as applicable, will be entitled to convert at any time during specified periods at their option. In addition, if one or more holders elect to require us to make the monthly redemption of their Debentures, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (subject to certain conditions), we would be required to settle a portion or all of our redemption obligation through the payment of cash, which could adversely affect our liquidity. As of the date of this Quarterly Report, the June 2018 Debentures holders have sent redemption notices for December 2018, January 2019 and February 2019. We have repaid $0.3 million of principal in January 2019, and $0.2 million of principal in February 2019. In addition, even if holders do not elect to convert the Debentures or convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Debentures as a current rather than long-term liability, which may result in a material reduction of our net working capital and potential impact on our going concern status. Any conversion of the Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock may cause dilution to our stockholders and to our earnings per share.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of December 31, 2018 was $14.6 million, net of fees. While we have certain restrictions and covenants with our current indebtedness, and we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and marketable securities and funds from external sources, including equity and/or debt financing. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments.

If we do not comply with the provisions of the Debentures, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

The Debentures contain provisions that limit our operating and financing activities, including financial covenants relating to liquidity, indebtedness and Adjusted EBITDA (as defined in the indenture governing the Debentures). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of December 31, 2018, we were in full compliance with these covenants.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 12,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433 shares have been issued, 673,408 restricted stock units have been granted, and options to purchase 5,111,668 shares of our common stock have been granted and are outstanding as of December 31, 2018. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2016 Plan, as amended, our stockholders may experience additional dilution, which could cause our stock price to fall.

As of the last business day of our fiscal quarter ended December 31, 2018, the market value of our common stock held by non-affiliates exceeded $75 million and therefore, we will be subject to the auditor attestation requirement in the assessment of our internal control over financial reporting for our fiscal year ending March 31, 2019.

Because the market value of our common stock held by non-affiliates exceeded $75 million, as of the last business day of our fiscal quarter ended September 30, 2018, we will be subject to the requirement to include in our Annual Report on Form 10-K for the fiscal year ending March 31, 2019, the auditor’s attestation report on its assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2018, we will continue to be a “smaller reporting company” as defined by the SEC’s revised rules.

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

During the three months ended December 31, 2018, we issued 50,232 shares of our common stock valued at $0.3 million to various consultants. We valued these shares at prices between $4.97 and $5.41 per share, the most recent market price of our common stock near the date of issuance.

During the three months ended December 31, 2018, we did not grant any options to purchase shares of our common stock.

During the three months ended December 31, 2018, we issued 17,735 shares of our common stock in exchange for the conversion of $0.1 million of our 6% unsecured convertible notes and related accrued interest.

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

On December 31, 2014, we converted accounts payable into a senior promissory note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by our former attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to December 31, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and continues to be in default. As of December 31, 2018 and March 31, 2018, the balance due of $0.3 million and $0.3 million includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Amendment to the 2016 Equity Incentive Plan

On February 11, 2019, we amended our 2016 Equity Incentive Plan to (i) increase the number of shares available for issuance under the plan by 5,000,000 shares, which increase was previously approved by our board of directors and our stockholders at our 2018 annual meeting of stockholders, and (ii) make other immaterial changes to the plan.

Issuance of Additional Debentures

Effective February 11, 2019, we amended the Securities Purchase Agreement (the “SPA”), with JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. pursuant to which we originally sold, in a private placement transaction, for an aggregate cash purchase price of $10.0 million, $10.64 million in aggregate principal amount, of our 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “June 2018 Debentures”). Pursuant to such amended SPA, we obtained additional financing, increasing the cash purchase price of the debentures by $3.0 million, by selling $3.2 million in aggregate principal amount of additional 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “February 2019 Debentures” and together with the “June 2018 Debentures”, the “Debentures”). In conjunction with the additional financing, we (i) recorded issuance costs of $0.1 million against the liability, (ii) modified certain financial liquidity covenants in the Debentures, (iii) modified the definition of “Monthly Allowance” by increasing it from $170,000 to $221,000, and (iv) amended the definition of “Prepayment Amount” to mean, with respect to any payment of the Debentures prior to the maturity date, the entire outstanding principal balance (including any original issue discount) of the Debentures, all accrued and unpaid interest thereon, together with a prepayment premium (the “Prepayment Premium”) equal to the following: (a) if the Debentures are prepaid on or after the original issuance date, but on or prior to December 31, 2019, all remaining regularly scheduled interest to be paid on the Debentures and the Additional Debentures from the date of such payment of the Debentures to, but excluding, December 31, 2019, plus 10% of the entire outstanding principal balance of the Debentures, (b) if the Debentures are prepaid after December 31, 2019, but on or prior to June 30, 2020, 10% of the entire outstanding principal balance of the Debentures; (c) if the Debentures are prepaid on or after June 30, 2020, but on or prior to December 31, 2020, 8% of the entire outstanding principal balance of the Debentures; and (d) if the Debentures are prepaid on or after December 31, 2020, but prior to the maturity date, 6% of the entire outstanding principal balance of the Debentures and the Additional Debentures. The terms of the February 2019 Debentures were otherwise the same as the June 2018 Debentures.

Employment Agreement with Michael Bebel

On February 6, 2019 and effective as of January 29, 2019 (the “Effective Date”), Michael Bebel, our Executive Vice President of Corporate Development and Rights Management, was promoted to the role of the Senior Executive Vice President of our Company. In connection with such promotion, we and Mr. Bebel entered into an employment agreement, dated as of the Effective Date (the “Employment Agreement”), for a term of three years (the “Term”) at an annual salary of $275,000, which salary could be increased to $325,000 as provided in the Employment Agreement. We also agreed to reimburse Mr. Bebel for his relocation expenses in an amount not to exceed $35,000, as well as to pay him an additional amount to compensate him for tax payments due on such amount, such that the net after-tax proceeds to him of the reimbursement of his relocation expenses and such relocation tax gross-up equal to the amount of his reimbursable expenses. Mr. Bebel is eligible to earn an annual fiscal year cash performance bonus for each whole or partial fiscal year of his employment period with our Company in accordance with our annual bonus plan applicable to our senior executives. Mr. Bebel’s “target” performance bonus shall be 100% of his average annualized base salary during the fiscal year for which the performance bonus is earned. Pursuant to the Employment Agreement, Mr. Bebel was granted 500,000 restricted stock units of the Company (the “RSUs”) under the 2016 Plan. 83,105 of the RSUs shall vest on the later of (i) July 28, 2019 and (ii) the earlier of (x) the expiration of any “lock up” agreement in respect of shares of our capital stock to which Mr. Bebel is subject and (y) June 30, 2019, and the remainder of 416,895 of the RSUs shall vest in ten equal installments every three months thereafter with the last vesting date being the three-year anniversary of the Effective Date, subject to Mr. Bebel’s continued employment with our Company through the applicable vesting date. Each vested RSU shall be settled by delivery to Mr. Bebel of one share of our common stock as soon as practicable after the applicable vesting. In the event of a “Change of Control” (as defined in the Employment Agreement) any unvested portion of the RSUs shall vest immediately prior to such event. Each RSU grant will be evidenced by an award agreement that will comply with the provisions of the Employment Agreement applicable to the RSUs.

If Mr. Bebel’s employment is terminated by us “Without Cause” or by Mr. Bebel for “Good Reason” (each as defined in the Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, consisting of (i) payment to Mr. Bebel of his certain accrued obligations, any unpaid Prior Year Bonus and any Pro Rata Bonus (each as defined in the Employment Agreement); (ii) payment of his then annual base salary and his and his dependents continued participation in all of our medical benefit plans for a period from the termination date through the lesser of 12 months or the period through and inclusive of the last day of the Term, and (iii) immediate vesting and exercisability of 100% of his unvested RSUs and any other equity awards, with such awards to remain exercisable for a period of six months from the termination date or the date the award first becomes vested and exercisable, but in all events no later than the applicable term for each such award, and with all restrictions on such RSUs and equity awards to automatically and immediately lapse. If Mr. Bebel’s employment is terminated as a result of his death or Disability (as defined in the Employment Agreement, subject to the Company’s right to cure), he will be entitled to termination benefits, consisting of (i) payment to Mr. Bebel of his certain accrued obligations, any unpaid Prior Year Bonus and any Pro Rata Bonus (each as defined in the Employment Agreement); and (ii) immediate vesting and exercisability of such number of his unvested RSUs and any other equity awards that would have vested in the 12-month period following the termination date had Mr. Bebel’s employment with us continued, with such awards to remain exercisable for a period of 12 months from the termination date or the date the award first becomes vested and exercisable, but in all events no later than the applicable term for each such award, and with all restrictions on such vested RSUs and equity awards to automatically and immediately lapse. The Employment Agreement also contains covenants for the benefit of our Company relating to non-interference with our business after termination of employment and protection of our confidential information, certain customary representations and warranties and standard indemnification obligations by our Company.

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

2.4	Amendment No. 1 to Merger Agreement, dated as of September 28, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2017).
2.5	Amendment No. 2 to Merger Agreement, dated as of October 30, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 3, 2017).
2.6	Amendment No. 3 to Merger Agreement, dated as of December 5, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, as Stockholders’ Agent (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2017).
2.7	Amendment No. 4 to Merger Agreement, dated as of December 15, 2017, among the Company, LXL Music Acquisition Corp., Slacker, Inc. and Fortis Advisors LLC, in its capacity as the substitute Stockholders’ Agent (Incorporated by reference to Exhibit 2.7 to the Company’s Registration Statement on Form S-1/A, Amendment No. 6, filed with the SEC on December 21, 2017).
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of Convertible Loan Note between the Company and a lender of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017).
4.2	Form of Common Stock Warrant between the Company and a warrant holder (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 11, 2017).
4.3	Form of 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
4.4*	Form of Amendment to 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021, dated February 11, 2019.
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	Management Agreement, dated as of September 23, 2011, between the Company and Trinad Management, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2011).
10.3†	Consulting Agreement, dated as of October 1, 2015, between LiveXLive, Corp. and Schuyler Hoversten (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.4†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.8†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.9†	Employment Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.10†	Notice of Grant and Restricted Stock Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).

10.11†	Employment Agreement, dated as of October 6, 2015, between the Company and Blake Indursky (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.12	Bill of Sale, Assignment and Assumption Agreement, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.13	Trademark and Domain Name Assignment, dated as of May 5, 2017, between LiveXLive Tickets, Inc. and Wantickets RDM, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.14	Lock-Up and No Shorting Agreement, dated as of May 5, 2017, between the Company and Danco Enterprises, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2017).
10.15†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.16†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.17†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.18†	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).
10.19	Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.20	Subsidiary Guarantee, dated as of June 29, 2018, made by each of the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.21	Security Agreement, dated as of June 29, 2018, among the Company, the Guarantors and JGB Collateral LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.22*	Amendment Agreement, dated as of February 11, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd.
10.23*	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.
±	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: February 12, 2019	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 12, 2019	By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)