Form 10-K
period 2019-03-31
LiveXLive Media, Inc.
filed 2019-06-24
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-38249

LIVEXLIVE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 South Beverly Drive, Suite #1450 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 601-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LIVX	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2018, was approximately $128,230,000. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, holders of 10% or more of the registrant’s common stock and their affiliates.

As of June 9, 2019, the registrant had 52,496,095 shares of common stock outstanding.

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

Overview

LiveXLive Media, Inc. (the “Company,” “LXL,” “we,” “us,” or “our”) is a pioneer in the acquisition, distribution and monetization of live music, Internet radio and music-related streaming and video content. Through our comprehensive service offerings and innovative content platform, we provide music fans the ability to watch, listen, experience, discuss, deliberate and enjoy live music and entertainment 24/7/365. Serving a global music audience, our mission is to bring the experience of live music and entertainment to music consumers wherever music is watched, listened to, discussed, deliberated or performed around the world. Through March 31, 2019, we operated two core integrated services - LiveXLive (“LiveXLive”), one of the industry’s leading live music streaming platforms, and Slacker Radio, a streaming music service that we obtained through our acquisition of Slacker, Inc. (or “Slacker”) on December 29, 2017; and also produced original music-related content.  LiveXLive is the first ‘live social music network’, delivering premium live-streamed, digital audio and on-demand music experiences from the world’s top music festivals and concerts, including Rock in Rio, EDC Las Vegas, Hangout Music Festival and many more. LiveXLive also gives audiences access to premium original content, artist exclusives and industry interviews. During the fiscal year ended March 31, 2019, we livestreamed 24 major music festivals and live music events to over 50 million fans across the world, and our subscription services eclipsed 680,000 paid subscribers and 1.3 million monthly active users across our audio services. Through our music audio services, our users have access to millions of songs and hundreds of expert-curated radio platforms and stations. In May 2019, we combined Slacker’s pioneering personalization and LiveXLive’s industry-leading livestreaming expertise into a new application offering access to live events, audio streams, original episodic content, podcasts, video on demand, real-time livestreams, and social sharing of content. Today, our business is comprised of a single operating segment (hereon referred to as our “music services”).

We generate revenue primarily through the sale of subscription-based services and advertising from our music offerings, and secondarily from the licensing of our live music content rights and services.

Music Services

Our music services provide our music fans the ability to experience, engage in and listen to live music, digital Internet radio and music streaming services on any connected device and screen 24/7/365, including desk-top, tablets, mobile applications (iOS and Android) and automobile music play interfaces. Today, we provide our music services through a dedicated over-the-top application (“Apps”) called LiveXLive. Our music services are delivered through digital streaming transmissions over the Internet and or through satellite transmissions. Our users can also access our music platform from our websites, including www.livexlive.com and www.slacker.com, and through our digital App.

We acquire the rights to stream our live and recorded music and broadcasts from a combination of festival owners, such as Anschutz Entertainment Group (“AEG”) and Live Nation Entertainment, Inc. (“Live Nation”), music labels, including Universal Music, Warner Music and Sony Music, and through individual music publishers and rights holders. Today, the majority of our content acquisition agreements provide us the exclusive rights to produce, license, broadcast and distribute live broadcast streams of these festivals and events throughout the world and across any digital platform, including cable, Internet, video, audio, video-on-demand (“VOD”) and virtual reality (“VR”). Our license rights to provide recorded music licenses and broadcasts principally cover North America today. Through March 31, 2019, we held the streaming rights to over 40 festivals and live music events under long-term contracts that range from two to seven years in duration. Today, we have increased these live streaming festival rights to over 50 festivals and live music events, and are working to expand our VOD, content catalog and content capabilities.

Our music services commenced operations through LiveXLive in the fiscal year ended March 31, 2015, when we streamed our first music festival. During the fiscal year ended March 31, 2018, we acquired Slacker and deployed our subscription-based music services. After the Slacker acquisition, we launched our LXL App across Apple, Roku and Amazon Fire platforms. In February 2018, we entered into a multi-year agreement with Insomniac Holdings LLC (“Insomniac”), a partner with Live Nation and the owner of EDC (“Electronic Daisy Carnival”) festival and other dance music festivals and events, to produce and stream up to 20 major festivals around the world and over 100 events annually across our music platform. In December 2018, we launched LiveZone, a traveling studio originating from live music events and festivals all over the world. LiveZone will mix music news, commentary, festival updates and artist interviews, and provide context to premiere events by showcasing exotic locales, unique venues, and artist backstories, adding “pre-show” and “post-show” segments to livestreamed artist performances and original festival-based content. In March 2019, we entered into a multi-year agreement with iHeartMedia that combines content, production, distribution and promotion. The agreement gives us exclusive global livestreaming rights for 17 events this year. Today, we have over 50 live festivals and music events, 700,000 paid subscribers and 1.4 million monthly active users (“MAUs”), making us online one of the largest music platforms capable of streaming live and recorded music and broadcasts globally. We use MAUs, which is a non-GAAP financial measure, as a measure of our performance and define a MAU as a user of one of our platforms who has logged in and visited our music subscription platform, as a unique user, on the day of measurement.

As of March 31, 2019, we livestreamed the following major festivals and live music events, which included over 400 live artist performances since April 1, 2018 alone (including streaming dates and major artists):

●

Rock in Rio – Rio de Janeiro, Brazil and Lisbon, Portugal (September 2015, May 2016, September 2017 and May 2018; Katy Perry, The Killers, Muse, Demi Lovato, Metallica, Maroon 5, Justin Timberlake, Bon Jovi, Guns N’ Roses)

●	Outside Lands – San Francisco, California (August 2016 and 2017; Radiohead, Lorde, Metallica, The Who)

●	Hangout Festival – Gulf Shores, Alabama (May 2017/2018; The Killers, The Chainsmokers, Kendrick Lamar, Mumford & Sons, Weezer, Chance The Rapper, Twenty One Pilots, DJ Snake)

●	Summerfest – Milwaukee, Wisconsin (June/July 2017; Red Hot Chili Peppers, Paul Simon, Tom Petty, Willie Nelson, Bob Dylan)

●	EDC Las Vegas – Las Vegas, Nevada (May 2018; Above & Beyond, Marshmello, Martin Garrix, Diplo)

●	Rock On The Range - Columbus, Ohio (May 2018; Avenged Sevenfold, Alice In Chains)

●	Country 500 Music Festival - Daytona, Florida (May 2018; Dierks Bentley)

●	Montreux Jazz Festival – Lake Geneva, Switzerland (June/July 2018; Queens of the Stone Age, Odesza, Nine Inch Nails Tyler The Creator, Jack White, Billy Idol, Alice in Chains)

●	Paleo Festival Nyon – Nyon, Switzerland (July 2018; Red Hot Chile Peppers, Arcade Fire, Macklemore)

●	Global Dance Festival – Denver, Colorado (July 2018; Kevin Gates, Juicy J, Machine Gun Kelly, Rich The Kid, Adventure Club)

●	HARD Summer Fest 2018 – Fontana, California (August 2018; Jaden Smith, Travis Scott, Rick Ross, Diplo, Dillon Frances, Marshmello)

●	Sziget Festival – Budapest, Hungary (August 2018; Artic Monkeys, Kendrick Lamar, Mumford & Sons)

●	Bumbershoot Festival – Seattle, Washington (August/September 2018; Ludacris, J. Cole, T-Pain, Young Thug, SZA Blondie)

●	Rolling Loud Festival / Bay Area – Oakland, California (September 2018; Travis Scott, Wiz Khalifa, Gucci Mane)

●	Life Is Beautiful Music and Arts Festival – Las Vegas, Nevada (September 2018; The Weekend, Arcade Fire, Florence + The Machine, DJ Snake)

●	Escape – San Bernardino, California (October 2018; Martin Garrix, Kaskade, Galantis, Alan Walker, Excision)

●	EDC Orlando – Orlando, Florida (November 2018; Tiesto, Alesso, Pendulum, Martin Garrix)

●	Mac Miller: A Celebration of Life – Los Angeles, California (November 2018; Chance The Rapper, Ty Dolla $ign, John Mayer, Miguel, SZA, Travis Scott)

●	Rolling Loud Festival / Los Angeles – Los Angeles, California (December 2018; Post Malone, Lil Uzi Vert, Lil Wayne, Wiz Khalifa, Playboi Carti)

●

LiveXLive Presents – Los Angeles, California (December 2018; February 2019) and Las Vegas, Nevada (CES January 2019) – Nas, Chromeo, Charli XCX, Rick Ross, Tierra Whack, DJ MettyBeats, G. Perico, Jay Hype, London On Da Track, Shaboozey, Sheck Wes, O.T. Genasis, Cousin Stizz, and Tabi.

●	ALTer Ego – Los Angeles, California (January 2019) – The Killers, Weezer, Muse, Twenty One Pilots, Rise Against

●	EDC Mexico – Mexico City, Mexico (February 2019) - Skrillex, Dimitri Vegas & Like Mike, Kygo, RL Grime, and Gryffin

●	Weezer iHeartRadio Theater – New York, New York (February 2019 record release party)

As of March 31, 2019, our users could listen to our Internet digital radio services through our website, across most major mobile telephone carriers, Apple iTunes and Google android operating systems and in automobiles, such as Tesla, Honda, Acura, Fiat, Chrysler, Dodge, Ram, Jeep, Ford, Lexus, Scion, Subaru and Toyota.

Live Music Events

We produce, edit, curate and stream live music events through broadband transmission over the Internet and or satellite networks to our users throughout the world, where permitted. This service allows our users to access live music content over the Internet through their personal cellular phones, desktops, computers, tablets, and televisions, including the ability to chat and communicate over our platform. Today, LiveXLive provides these live music events for free to our users. During the year ended March 31, 2019, we began monetizing these live events through third party advertising and sponsorship, including with brands such as Kia, Samsung and Dos Equis, and selling territorial licensing rights to Tencent in China and Ocesa in Mexico. Our cost structure varies by festival, and is customarily in the form of a set upfront fee, the amount of which is often dependent on the festival’s existing production infrastructure or lack thereof, and, in turn, our production/financial commitment to the live stream, against a revenue share. The fees generated from any advertising, sponsored content, VOD and other services are generally subject to the aforementioned revenue sharing arrangements with our festival owners and music right holders, when applicable.

Digital Internet Radio and Music Services

Today, our digital Internet radio and music services are available to users online and through original equipment manufacturers (“OEMs”) on a white label basis, which allow certain OEMs to customize the radio and music services with their own logos, branding and systems. Our users are able to listen to a variety of music, radio personalities, news, sports and the audio of live music events. Our fee structure for our digital Internet radio and music services varies, and may be in the form of (i) a free service to the listener supported by paid advertising, (ii) paid premium subscription services, and or (iii) a fixed fee per user. The fees generated from ad-supported and subscription services are generally subject to revenue sharing arrangements with music right holders and labels, and fees to festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (“Content Providers”).

Ancillary Products and Services

We also provide our customers the following:

●	Regulatory Support – streaming of music is generally subject to copyright protection. Whenever possible, we use our best efforts to clear music copyright licenses, artist streaming preferences and music publishing rights in advance of usage.

●	Post-Implementation Support - once our App is live, we provide technical and network support, which includes 24/7 operational assistance and monitoring of our services and performance.

Our Industry

Globally, recorded music revenues increased to $19.1 billion in 2018, up 9.7% from $17.4 billion in 2017 (IFPI Global Music Report 2019). In the U.S. alone, live music events were projected to surpass $8.0 billion in 2019 (source: Statista). Our addressable market includes streaming of live music and entertainment, Internet radio, audio and downloadable music and online VOD services. These three markets are experiencing significant growth and now represent the majority of the music industry’s overall revenue, as physical and digital record sales have steadily declined. We both capitalize on these trends and provide additional earnings opportunities to industry stakeholders, including agents, managers, distributors, producers, labels, publishers, advertisers and social influencers (collectively, “Industry Stakeholders”).

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

As a result of the popularity of live music performances, there has been a growing interest in experiencing live events and performances via online streaming distribution. For example, in 2019, over 14 million people viewed our weekend livestream of three major festivals (EDC Las Vegas, Hangout Music Festival and Rock on the Range). Moreover, with the introduction of LiveZone in December 2018, we experienced an over 75% increase in livestream views of Rolling Loud - Los Angeles festival (December 2018) versus Rolling Loud – Bay Area festival (September 2018).

Additionally, the growth of the live music industry benefits ancillary verticals, such as merchandise and primary/secondary ticket marketplaces. Merchandise includes the retail sales of licensed music-related goods and is estimated to be larger than $2 billion since 2014.

Digital Music Streaming Industry

The addressable market for paid digital music streaming is large and growing, representing almost half of global music revenue. In 2018, streaming revenue grew 33% from 2017 to approximately $9.1 billion (IFPI Global Music Report 2019), and is expected to surpass $11.0 billion by 2020 (IBISWorld; PwC Global Entertainment and Media Outlook). The 2018 growth in streaming revenue has more than surpassed the year-over-year declines in physical and download revenues of 10.1% and 21.2%, respectively (IFPI Global Music Report 2019). At the end of 2018, there was approximately 255 million users of paid streaming services. According to Goldman Sachs, paid streaming users are expected to surpass 800 million by 2030.

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

Online Video Streaming Industry

The addressable market for online video streaming is large and growing. The online video streaming industry is expected to generate $24.8 billing in revenue by 2019, up 8% from 2018 with expected growth to $28.2 billion by 2023 (Statista).

Additionally, an important subset of the growing online video streaming market is live video streaming. According to Facebook Live, users watch live video three times longer and comment ten times more than recorded footage (Eventbrite Blog, August 22, 2016). Moreover, YouTube claims that over 35% of all videos watched are music related. We aim to capitalize on what we believe is an increasing trend in user engagement with live video content.

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

Streaming Internet Radio

We continuously obtain high-quality digital content and associated data from the record labels. These master files are stored in a secure database and transcoded into various audio formats that are then pushed to our production environment. The production system supports numerous streaming formats as required to serve the numerous end-user consumption devices that our service supports, including mobile handsets, connected car audio systems, smart TVs, HTML web players, etc. The production infrastructure consists of servers housed in our data center and caching servers, managed by our partners, distributed across the Internet. The caching servers temporarily store the content and related formats that are in high demand, thereby placing the most popular content closest to user endpoints, reducing latency and the number of content requests sent to our data center. When a given user makes a play request from their mobile device, the web, connected car, etc., the system sets up a secure connection to that user’s device, automatically detects the proper format and the highest quality bitrate that can be streamed, and delivers the stream to our users.

Live Music

Technology is a key component of the LiveXLive network that brings our ecosystem to life for our users and Content Providers. We currently deliver our viewer experience through an HTML-based website compatible with most major web browsers (e.g., Chrome, Safari, Internet Explorer) and operating systems (e.g., Windows, MacOS, iOS, Android). Our developers bring extensive experience building technology solutions for the leading media companies of the world, including the design of live and VOD workflows, the video content management system and delivery of content on mobile, OTT and desktop clients.

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

Users

We currently stream our music services for live events globally to music fans worldwide, and with users located in North America for our digital music streaming services. We are currently developing plans to expand our digital Internet radio presence internationally. Our music streaming customers include individual users and OEMs such as Tesla, Verizon, T-Mobile, and, to a lesser extent, advertisers and third-party licensees. For the fiscal year ended March 31, 2019 and 2018, we had one single customer that represented approximately 41% and 24% of our total consolidated revenue in the period, respectively.

We provide live production and content curating and processing services to our festival and event partners on an exclusive basis, globally. These agreements are generally for three to seven years in duration. Our customers also include major cable networks such as MTV, where we have historically agreed to share production costs for certain festivals. As of March 31, 2019, we were the exclusive representative to over 40 festivals around the world.

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

Many of the members of our leadership team have built businesses as entrepreneurs and/or have been executives at Fortune 500 companies. The team includes seasoned Wall Street executives that have collectively been extensively involved in mergers and acquisitions in the live event, recorded music, music publishing, fashion, technology and other media and entertainment businesses. Our leadership team provides the knowledge to source, analyze, negotiate and complete acquisition transactions, partnerships and other business combinations.

Strategy

Content

During the year ended March 31, 2019, we livestreamed 24 major music festivals and events. As of today, we are contracted to stream over 50 live performance festivals and events. The majority of our agreements provide us multi-year, exclusive rights to produce and digitally stream these live festivals across any screen in most major territories around the world for periods between two to seven years. Moreover, and in most cases, we also have the exclusive rights to VOD, AR, VR, broadcast TV and audio rights from these festivals (subject to music copyright clearances). We believe there is substantial value in producing and streaming live music events.

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

Advertising and Long-Term Revenue Opportunities

During the years ended March 31, 2019 and 2018, approximately 10% of our revenue was from advertising and licensing, respectively, and the remainder was from subscription revenue from our audio music services platform. Our near-term strategy is to increase the overall percentage mix of advertising and licensing versus subscription revenue. Beginning in the second half of our year ended March 31, 2019, we launched advertising services across our LiveXLive streaming services. Over the long-term, our plan is to continue to grow our advertising and licensing capabilities across our entire Music Services platform. Part of our long-term strategy also includes immersing our fans into the live music experience digitally. As a result, we also plan to introduce other revenue lines of services customarily available at live events including event ticket sales and music merchandise sales. We also believe the data we generate from our platform will be valuable to Industry Stakeholders.

Platform Innovation

Our platform engagement strategy is to build a compelling online and digital experience for our users, anchored by a pioneering website and our custom LXL App. The LiveXLive platform offers access to some of the world’s leading music festivals and live events with multi-day and simultaneous multi-stage coverage, unique concerts, intimate performances and premium original programming. It is fueled by our LXL App, which we believe will drive 24/7/365 user engagement and data that we will be able to convert to earnings and cash flow through multiple potential revenue streams.

We have designed and developed our new custom App with interactive features that enhance the live music experience and, when combined with our platform’s functionality, unique features and underlying music service, create an immersive digital experience in and of itself. We believe the combination of the intuitive, modern LiveXLive user interface and cross-platform capabilities will be instrumental in creating a deeply engaging, personally-tailored central hub for live music, music-related video content and streaming music content, particularly for those users who are otherwise unable to attend live events in person. Our aim is to also include features for personalization, social interaction services, multiple live channels, vertical video, merchandise and other offerings to further solidify users’ affinity toward our platform and their interests.

LiveXLive currently runs on a responsive HTML-based website that has been developed to work across browsers on any Internet-connected screen. The website’s home page includes featured content portals used for programming the most relevant content. The remainder of the page features video content and music stations that are updated regularly and covers a full spectrum of music genres. As our content library and user data grows, the featured content portals and other aspects of the user experience will be individually personalized and tailored to a user’s preferences and interests. We have added video, display and other advertising to the website to generate additional revenue. We will work with our developers to continue to iterate, add and tweak features based on internal and external feedback.

Launched in May 2019, the new unified LXL App ecosystem includes live streaming video, VOD, streaming music stations, push notifications, festival-specific functionality, original content video, locally sold and programmatic ads capability, the capability to display time-shifted content and enhanced functionality that will support social media sharing and user community engagement. The main Live page of the LXL App includes a top hero carousel depicting featured performances and options for viewing concurrent programming located below the top carousel. The LXL App also include a Live Video experience tab dedicated to ongoing and past festivals. For this section, we allow users to view multiple stages of a single festival broadcasting live simultaneously when applicable. We believe this fun and simple interface layout, together with LiveZone, will highlight key content and encourage users to also discover our other content offerings.

The new unified LXL App will showcase several features that we believe will encourage and facilitate user engagement and interactivity, including:

Artist Picker - Personalization — This feature is foundational for personalization and recommendations of content with user profile integration; artists that are picked will track to user profiles for personalization. Through our acquisition of Slacker, we are able to add their highly developed enterprise content and user management systems to the LiveXLive platform. Once they have been upgraded to work with video as well as audio, they will form the core of LiveXLive’s data management platform and personalization system.

Personalized & Programmed Content Carousels — Content carousels are a key feature of the new unified App with the ability to feature multiple programmed and personalized content of Live events, VOD featured content and audio streams.

Slacker-Powered Music Service — With the unification convergence of two content services, this integration includes the Slacker music service for streaming radio stations with data informed human curation. Slacker’s expertise and toolset for generating both human curated and programmatically generated media channels allow LiveXLive to quickly bring both audio and video channels to market for a fraction of the expense typically associated with those activities.

Live Video Experience — The centerpiece foundation of our digital live experience to engage music fans is the Live Video experience section in which livestream video feeds, video on-demand, set-time schedules, real-time user interface elements and community interaction come together in a single unique digital environment.

Dynamic Video Player — Our player supports both Live streams and VOD playback, and also supports Vertical Video, which displays video with an edge-to-edge format in portrait view. This is how younger generations consume video and is a commonly familiar format catering to Millennials and Gen Zers.

Multiple Live Channels — For Live video broadcasts, this video player feature allows for easily switching between multi-channel perspectives covering different performances and stages of the live event being watched.

Social Sharing — With this social sharing functionality, app users are able to share content to Facebook, Twitter, Gmail, by SMS text and more.

Chat — In our endeavor to enhance the live event experience digitally, we will feature an integrated user chat system so users can connect, share and comment regarding the live content. The integrated chat will allow users to connect, comment and share, all without leaving the LXL App.

Community Features — Central to the consumption of live music online is the ability for the audience to interact with each other, our hosts and influencers, and the artists themselves. We are building out the social features for our social community based around highly engaging, exclusive live music festival broadcasts that will enable us to innovate our social engagement tools beyond the competition.

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

Competition

While the broader market for live entertainment remains highly competitive, the digital distribution of live and music-related video content is still a nascent market. We believe live streamed music video content is the only remaining media genre without a dominant brand. We believe there is a tremendous amount of high-quality live music content available to be captured and produced but without a singular home for distribution and access by the public at large.

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

Our competitors includes (i) broadcast radio providers, including terrestrial radio providers such as CBS and satellite radio providers such as Sirius XM, (ii) interactive on-demand audio content and pre-recorded entertainment, such as Apple’s iTunes Music Store and Apple Music, Rhapsody, Spotify, Pandora, Tidal and Amazon Music that allow listeners to stream music or select the audio content that they stream or purchase, (iii) other forms of entertainment, including Facebook, Twitch, Instagram, Google / YouTube, Twitter (including Periscope), and Yahoo, which offer a variety of Internet and mobile device-based products, services and content, and (iv) promoters and producers of content on mobile, online and AR/VR platforms such as Red Bull TV, Live Nation TV and independent content owners. To the extent that existing or potential users choose to watch satellite or cable television, streaming video from on demand services such as Hulu, VEVO or YouTube, or play interactive video games on their home-entertainment system, computer or mobile phone rather than use the LiveXLive service, these content services pose a competitive threat. Conversely, these content platforms can also become valuable distribution partners. For example, in 2019 we livestreamed our music festivals and events across Facebook, YouTube and Twitch, and partnered with iHeartMedia to livestream multiple iHeart-sponsored events across our music platform.

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

Employees

As of March 31, 2019, we had 76 full-time employees, including through our subsidiaries. All of our employees are located in the United States. We are not party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationship with all of our employees is very good. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited consolidated financial statements for the fiscal year ended March 31, 2019 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Segment Reporting and Geographic Information

For additional information regarding our segments, including information about our financial results by geography, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 – Organization and Basis of Presentation to our consolidated financial statements included elsewhere in this Annual Report.

Corporate History

On August 2, 2017, our name changed from “Loton, Corp” to “LiveXLive Media, Inc.”, and we reincorporated from the State of Nevada to the State of Delaware, pursuant to the reincorporation merger of Loton, Corp (“Loton”), a Nevada corporation, with and into LiveXLive Media, Inc., a Delaware corporation and Loton’s wholly owned subsidiary, effected on the same date. As a result of such reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. Our principal executive offices are located at 269 South Beverly Drive, Suite #1450, Beverly Hills, CA 90212.

Available Information

Our main corporate website address is www.livexlive.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and our other reports and documents filed with or furnished to the SEC, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at our principal executive offices or by calling (310) 601-2500. All of our SEC filings are also available on our website at http://ir.livexlive.com/ir-home as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All of our SEC filings are also available at the SEC’s website at www.sec.gov.

We began formal investor earnings calls during the fiscal year ended March 31, 2019, and certain events we participate in or host with members of the investment community on the investor relations section of our corporate website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases on the investor relations section of our corporate website. Investors can receive notifications of new press releases and SEC filings by signing up for email alerts on our website. Further corporate governance information, including our board committee charters and code of ethics, is also available on our website at http://ir.livexlive.com/ir-home. The information included on our website or social media accounts, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website or social media accounts are intended to be inactive textual references only.

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

Risks Related to Our Business and Industry

We rely on one key customer for a substantial percentage of our music services revenue.

Our business is dependent on our customer relationship with Tesla, which accounted for 41% and 24% of our consolidated revenue for the years ended March 31, 2019 and 2018. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla, Tesla may terminate our agreement to provide them with such service. Similarly, if we fail to meet other obligations related to our technology or services, Tesla may have the right to terminate our agreement to provide them with such services. Tesla may also terminate their agreement with us for convenience Our business would be materially adversely affected if Tesla terminates our services or our agreement to provide them with our services.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may be unsuccessful in executing our business model.

We began our current business operations in February 2015 and have a limited operating history related to our current business. We are now a global digital media company focused on live entertainment. As of March 31, 2019, we generated minimal revenue from the operations of our live music streaming platform. In December 2017, we acquired Slacker Radio (“Slacker”) and substantially all of our revenues as of March 31, 2019 were generated by Slacker. To date, we have devoted most of our financial resources to developing our current business model, growing Slacker’s user base and product offerings and making key acquisitions. We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform and potentially making other accretive acquisitions.

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

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; our auditors have included in their audit report for the fiscal year ended March 31, 2019 an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

As reflected in our consolidated financial statements included elsewhere herein, we have incurred significant operating and net losses in each year since our inception, including net losses of $37.8 million and $23.3 million for the fiscal years ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $89.2 million and a working capital deficiency of $14.6 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and loses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit report for the fiscal year ended March 31, 2019 a “going concern” explanatory paragraph raising substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $49.4 million as of March 31, 2019, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

We may require additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures, which may not be available on terms acceptable to us or at all and which depends on many factors beyond our control.

Historically, we have funded our business operations and capital expenditures primarily through equity and/or debt issuances (including convertible securities). To support our growing business, we must have sufficient capital to continue to make significant investments in our platform and product offerings. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Any refinancing of our indebtedness could be at significantly higher interest rates, require additional restrictive financial and operational covenants, or require us to incur significant transaction fees, issue warrants or other equity securities, or issue convertible securities. These restrictions and covenants may restrict our ability to finance our operations and engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default and an acceleration of our obligations under a debt agreement. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing and to an extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations could be adversely affected.

We depend on a limited number of customers for a substantial portion of our revenues. The loss of a key customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenues from a limited number of customers. For example, for the year ended March 31, 2019 and 2018, our largest customer by revenue accounted for 41% and 24% of our revenues, respectively. If we were to lose one or more of our key customers or experience a significant reduction of business from our largest customer, there is no assurance that we would be able to replace such customers or lost business with new customers that generate comparable revenue, which would significantly adversely affect our business, financial condition and results of operations. In addition, there could be no assurance that our revenues from our largest customer continues to grow at same rate or at all. Any revenue growth will depend on our success in growing our customers’ revenues on our platform and expanding our customer base to include additional customers.

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

In the 2019 fiscal year, we also began livestreaming our own live events under “LiveXLive Presents”. As we continue to livestream and grow our own live events, we may directly compete with our current and prospective Content Providers. This direct competition with our current and prospective Content Providers could harm our existing and future relationships with our Content Providers, and may result in a decline in the number of live events partnership, license, distribution and/or production opportunities available to us, which could adversely affect our business, financial condition and results of operations.

Some Content Providers and distributors, currently or in the future, may also take action to make it more difficult or impossible for us to partner with, license, distribute and/or produce their content, including as a result of them offering a competing product. Other content owners, providers or distributors may seek to limit our access to, increase the cost of, or otherwise restrict or prohibit our use of such content. As a result, we may be unable to offer a wide variety of content at reasonable prices with acceptable usage rules or expand our geographic reach.

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

In order to secure event and festival live music streaming rights, we may be required to fund significant up-front and/or guaranteed payment cash requirements to artists or festival or event promoters prior to the event or festival taking place. For example, our agreement with Insomniac requires us to pay Insomniac $1 million per year during the 5-year term, in addition to other payments and upfront expenses required to be paid by us under the agreement, and there is no guarantee that we will be able to make such payments on time. As of March 31, 2019, we have estimated future up-front and minimum guarantee (“MGs”) commitments of $5.8 million. While some MGs are recoupable by us as a direct cost before we share any revenue with the underlying partners, such future MGs are not tied to a number of users, active users, premium subscribers or the number of times we stream such content on our platform. Accordingly, our ability to achieve and sustain profitability and operating leverage on our services in part depends on our ability to increase our revenues through increased sales of premium services and advertising sales on terms that maintain an adequate gross margin. The duration of our content acquisition agreements that contain MGs is typically between three to seven years, but our premium subscribers may cancel their subscriptions at any time. If our forecasts for premium subscribers do not meet our expectations or the number of our premium subscribers or advertising sales do not materialize and or decline significantly during the term of our content acquisition agreements, our margins may be materially and adversely impacted. To the extent our premium service revenue growth or advertising sales do not meet our or our partners’ collective expectations, our business, operating results and financial condition also could be adversely impacted as a result of such MGs. In addition, the fixed cost nature of these MGs may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

In addition to the popularity of our content, we believe that our ability to attract and retain users depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance and reliability of our platform, products and services, including Slacker and our LiveXLive Powered by Slacker application (“LXL App” or “LiveXLive App”), compared to those of our competitors;

●	the timing and market acceptance of our platform, products and services, including Slacker and the LXL App;

●	users’ willingness to pay for subscription rights to our platform;

●	our ability to develop and monetize an effective strategy to attract advertisers and sponsor of our platform;

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with our Content Providers to provide new content for our network;

●	user concerns related to user privacy and our ability to keep user data secure;

●	changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	our ability to attract, retain and motivate talented employees, particularly engineers, designers and platform and content managers;

●	fluctuations in costs of content which we may be unwilling or unable to pass through to our users;

●	competitors’ offerings that may include more favorable terms than we offer in order to obtain agreements for new content or venue, festival or ticketing arrangements;

●	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live streamed entertainment providers currently offer;

●	general economic conditions which could cause consumers to reduce discretionary spending;

●	our ability to develop and monetize an effective strategy to buildout our e-commerce revenue stream;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and the brand strength relative to our competitors.

In addition to attracting and retaining users, we will need to minimize user churn and attract lapsed users back to our platform and services, while ensuring that our user acquisition cost does not exceed user life time value.

If we are unable to attract and retain users, minimize user churn, fail to attract lapsed users and/or ensure that our user acquisition cost does not exceed our user life time value, any of these factors could adversely affect our business, financial condition and results of operations.

Our ability to increase the number of our listeners depends in part on our ability to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers with products that integrate our service.

A key element of our strategy to expand the reach of our service and increase the number of our users and user hours spend on our platform is to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers that integrate our service into and with their products. Working with certain third-party distribution partners, we currently offer listeners the ability to access our service through a variety of consumer electronics products used in the home and devices connected to or installed in automobiles. We intend to broaden our ability to reach additional listeners, and increase current listener hours, through other platforms and partners over time, including through direct integration into connected cars. However, product design cycles in consumer products and automotive manufacturing are lengthy, and we may not be able to achieve our goals in our desired timeframe, which could adversely impact our ability to grow our business.

Our existing agreements with partners in the automobile and consumer electronics industries generally do not obligate those partners to offer our service in their products. In addition, some automobile manufacturers or their supplier partners may terminate their agreements with us for convenience. Our business could be adversely affected if our automobile partners and consumer electronics partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. If we are forced to amend the business terms of our distribution agreements as a result of competitive pressure, our ability to maintain and expand the reach of our service and increase listener hours would be adversely affected, which would reduce our revenue and harm our operating results.

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

We currently produce and plan to continue to produce original music-related video content, including LiveZone, and our other digital magazine-style news programming and original-concept digital pilots, documentaries and other original content. We believe that a positive reputation with users concerning our original content is important in attracting and retaining users. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to users, our ability to establish and maintain a positive reputation may be adversely impacted. If the original content we produce does not attract new users, we may not be able to cover our expenses to produce such programs, and our business, financial condition and results of operations may be adversely affected.

As we continue to develop our original content, we will become responsible for higher production costs and other expenses. We may also take on risks associated with production, such as completion and key talent risk. To the extent we do not accurately anticipate costs or mitigate risks, or if we become liable for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

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

Our new platform features, services and initiatives, changes to existing features, services and initiatives and our plan to continue to increase the number of live events that we produce could fail to attract users, content partners, advertisers and platform partners or generate revenue.

Our new platform features, services and initiatives and changes to existing features, services and initiatives could fail to attract users, content partners, advertisers and platform partners or generate revenue. Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing platform features and services or create new products (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing platform and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. If new or enhanced platform features or services fail to engage users, content partners and advertisers, we may fail to attract or retain users or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected.

In addition, in the 2019 fiscal year, we produced and expect to continue to produce live events that have not yet directly generated revenue but which we believe will enhance our attractiveness to users, content partners and advertisers. We hope to drive increased advertising to monetize our live events and our platform and services through advertising and sponsorship opportunities associated with live streaming and music-related content. In the future, we may invest in new products, product features, services and initiatives and may produce a greater number of live events to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate advertising and/or sponsorship opportunities and generate revenue from or able to monetize our new products or services and live events produced by us. If such strategic initiatives do not enhance our ability to monetize our existing platform and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

Expansion of our content beyond live events and pre-recorded music, such as podcasts, subjects us to additional business, legal, financial and competitive risks.

Expansion of our operations into delivery of content beyond live events and pre-recorded music involves numerous risks and challenges, including increased capital requirements, new competitors and the need to develop new strategic relationships. Growth into these new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, including infringement liability, any of which may require additional expertise that we currently do not have. There is no guarantee that we will be able to generate sufficient revenue from advertising sales associated with podcasts or other non-prerecorded-music content to offset the costs of acquiring this content. Further, we have established a reputation as a live music provider and our ability to gain acceptance and listenership for podcasts or other non-music content, and thus our ability to attract advertisers to this content, is not certain. Failure to obtain or retain rights to podcasts or other non-music content on acceptable terms, or at all, to successfully monetize and generate revenues from such content, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business and financial condition.

We face significant competition for advertiser and sponsorship spend.

We face significant competition for advertiser spend. Substantially all of our revenue to date is generated through subscriptions to our music platform, as well as sponsorships and ads on our website and mobile app. We compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Oath advertising platform and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. Slacker competes with platforms, such as Apple’s iTunes Music Store and Apple Music, Spotify, Sirius XM Satellite Radio, YouTube, Tidal, Napster and Amazon Prime that provide interactive on-demand audio content and pre-recorded entertainment. In order to grow our revenues and improve our operating results, we will need to increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. If we are not able to compete effectively for users and advertisers spend, our business, financial condition and results of operations would be materially and adversely affected.

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

We accept payments through various payment solution providers, such as telco integrated billings and third-party payment processors. These payment solution providers provide services to us in exchange for a fee, which may be subject to change. Furthermore, we rely on their accurate and timely reports on sales and redemptions. If such accurate and timely reports are not being provided, it will affect the accuracy of our reports to our licensors, and also affect the accuracy of our financial reporting.

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

Our services require high-bandwidth data capabilities. If the costs of data usage increase or access to data networks is limited, our business may be seriously harmed. Additionally, to deliver high-quality audio, video, and other content over networks, our services must work well with a range of technologies, systems, networks, regulations and standards that we do not control. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our Service and increase our cost of doing business. Previously, Federal Communications Commission (the “FCC”) “open Internet rules” prohibited mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against Content Providers like us. These rules also prohibited mobile providers from entering into arrangements with specific Content Providers for faster or better access over their data networks. However, on December 14, 2017, the FCC voted to repeal the “open Internet rules” and as a result, broadband services are now subject to less U.S. federal regulation. A number of parties have already stated they would appeal this order, and it is possible United States Congress may adopt legislation restoring some of the “open Internet rules.” If, as a result of the repeal of “open Internet rules,” broadband providers in the United States decrease access to certain content, start entering into arrangements with specific Content Providers for faster or better access over their data networks, or otherwise unfairly discriminate against Content Providers like us, this could increase our cost of doing business and put us at a competitive disadvantage relative to larger competitors. Additionally, mobile providers may be able to limit our users’ ability to access our platforms or make them a less attractive alternative to our competitors’ applications. If that occurs, our business, operating results and financial condition would be seriously harmed.

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

We have in the past been, and continue to be, impacted by attempts by third parties to manipulate and exploit our software for the purpose of gaining unauthorized access to our service. For example, we have detected instances of third parties seeking to provide mobile device users a means to suppress advertisements without payment and gain access to features only available to the ad-supported services. If in the future we fail to successfully detect and address such issues, it may have artificial effects on our key performance indicators, such as content hours, content hours per MAU, and MAUs, which underlie, among other things, our contractual obligations with advertisers, as well as harm our relationship with them. This may impact our results of operations, particularly with respect to margins on our ad-supported segment, by increasing our ad-supported cost of revenue without a corresponding increase to our ad-supported revenue, which could seriously harm our business. Additionally, unlike our ad-supported users, individuals using unauthorized versions of our application are unlikely to convert to premium subscribers. Moreover, once we detect and correct such unauthorized access and any key performance indicators it affects, investor confidence in the integrity of our key performance indicators could be undermined. These could have a material adverse impact on our business, operating results and financial condition.

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

We plan to expand into international markets in the 2020 fiscal year, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

We intend to expand the international presence of our platform into various jurisdictions abroad by offering our platform directly to international users, as well as through joint ventures and partnerships. Accordingly, we expect to face additional risks in the case of our future international operations, including:

●	political instability, adverse changes in diplomatic relations and unfavorable economic and business conditions in the markets in which we plan to have international operations or into which we may expand, particularly in the case of emerging markets;

●	more restrictive or otherwise unfavorable government regulation of the live streaming entertainment industries, which could result in increased compliance costs and/or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;

●	limitations on the enforcement of our intellectual property rights;

●	limitations on the ability of our foreign subsidiaries to repatriate profits or otherwise remit earnings;

●	adverse tax consequences due both to the complexity of operating across multiple tax regimes as well as changes in, or new interpretations of, international tax treaties and structures;

●	expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;

●	diminished ability to legally enforce our contractual rights in foreign countries;

●	limitations on technology infrastructure, which could limit our ability to migrate international operations to a common platform;

●	lower levels of internet usage, credit card usage and consumer spending in comparison to those in the United States; and

●	difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by United States law and our internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or cost-efficiently.

As we hope to expand into new markets these risks will be intensified and will have the potential to impact a greater percentage of our business and operating results. Our ability to expand our operations into new international jurisdictions will depend, in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenue generated by international operations is insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

In foreign countries in which we operate, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by applicable United States laws and regulations, such as the United States Foreign Corrupt Practices Act, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials such as the United Kingdom Bribery Act 2010. We maintain policies prohibiting such business practices. Nevertheless, the risk remains that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such United States laws and regulations or the laws and regulations of other countries may be customary, as well as those associated with newly-acquired businesses, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could result in fines, criminal sanctions against us and/or our employees, prohibitions on the conduct of our business and damage to our reputation, which could adversely affect our business, financial condition and results of operations.

Taxing authorities may successfully assert that we should have collected, or in the future should collect sales and use or similar taxes, and we could be subject to liability with respect to past or future tax, which could adversely affect our business, financial condition and results of operations.

In general, we have not historically collected state or local sales, use or other similar taxes in any jurisdictions in which we do not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of our products. In addition, we have not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which we do have a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. We are in the process of determining how and when our collection practices will need to change in the relevant jurisdictions. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could result in substantial tax liabilities, including for past sales taxes and penalties and interest, which could materially adversely affect our business, financial condition and operating results.

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

We may face difficulty in integrating the operations of any businesses we may acquire in the future. For example, as of December 31, 2017, we made the decision to shut down and discontinue the operations of LiveXLive Tickets, Inc., our wholly-owned subsidiary (“LXL Tickets”). Management concluded that the operations of LXL Tickets were not going to improve due to: LXL Tickets no longer providing ticketing services to four of its largest customers in 2017 that had produced significant revenues in 2016, ongoing litigation between such customers and Wantickets and such customers refusing to continue to work with LXL Tickets as a result of Wantickets’ non-payment for prior services, and continuing significant losses incurred by LXL Tickets through December 31, 2017 that were supposed to be funded by sellers of Wantickets’ assets that were never funded as required under the Wantickets’ Asset Purchase Agreement.

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

Further, we expect that future target companies may have material weaknesses in internal controls relating to the proper application of accrual-based accounting under the accounting principles generally accepted in the United States of America (“GAAP”) prior to our acquiring them. The Public Company Accounting Oversight Board (the “PCAOB”) defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We will be relying on the proper implementation of our policies and procedures to remedy any such material weaknesses, and prevent any potential material misstatements in our financial reporting. Any such misstatement could adversely affect the trading price of our common stock, cause investors to lose confidence in our reported financial information, and subject us to civil and criminal fines and penalties. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results could suffer.

A number of other companies are seeking to make acquisitions in our industry, which may make our acquisition strategy more difficult or expensive to pursue.

The emergence and growth of live streamed music, music events, festivals and concerts has brought increased media attention, and a number of companies and investors have begun making acquisitions of such businesses or announced their intention to do so. We compete with many of these companies, and certain of them have greater financial resources than we do for pursuing and consummating acquisitions and to further develop and integrate acquired businesses. Our strategy relies on our ability to consummate important future acquisitions to foster the growth of our core business and to establish ourselves as the key provider of streamed high-quality live music content. The increased focus on acquisitions of such companies may impede our ability to acquire these companies because they choose another acquirer. It could also increase the price that we must pay for these companies. Either of these outcomes could reduce our growth, harm our business and prevent us from achieving our strategic goals.

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

In addition, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding the controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. For example, see “Item 3. Legal Proceedings” regarding our ongoing litigation with Wantickets and its principal. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. For example, as of December 31, 2017, we made the decision to shut down the operations of LXL Tickets and as a result, we recognized a loss of $1.5 million from operations of LXL Tickets, and additionally incurred a loss of $2.8 million related to the impairment of all remaining LXL Tickets assets for the fiscal year ended March 31, 2018. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

Risks Related to Our Company

For the years ended March 31, 2019 and 2018, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.

In connection with our year-end audit, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and concluded that they were both ineffective, due to the existence of material weaknesses in our internal control over financial reporting, as described below. See Item 9A. Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of our consolidated financial statements for the year ended March 31, 2019, management identified material weaknesses in the following:

Ineffective design, implementation and operating effectiveness of internal controls over:

●	management’s identification of and accounting for significant and unusual transactions; specifically over measurement period adjustments related to business combinations and the accounting for modifications of complex debt instruments, including review of valuation reports and key underlying assumptions; and,

●	revenue recognition and accounting for royalties, including the identification and testing of certain application controls within its information systems around the provisioning of accounts and tracking of related revenue and royalty expense, as well as the completeness and accuracy of key revenue and royalty reports used in the operation of certain control activities.

For the steps we intend to take, including steps we undertook in fiscal year ended March 31, 2019 to remediate the fiscal year ended March 31, 2018 material weaknesses (see Item 9A. Controls and Procedures). We may need to expend significant financial resources to remediate these material weaknesses.

For the year ended March 31, 2018, our management also concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to the existence of a number of material weaknesses in our internal control over financial reporting which were subsequently remediated during fiscal year ended March 31, 2019, other than the material weakness described above. Beyond fiscal year ended March 31, 2019, we may not be able to remediate these material weaknesses or any future material weaknesses.

If we are unable to establish and maintain proper and effective disclosure controls and procedures and internal control over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

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

Additionally, we currently utilize an outsourced internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting.

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

As of March 31, 2019, we became subject to Section 404(b) of the Sarbanes-Oxley Act and are required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Such report is provided as part of the consolidated financial statements included in this Annual Report. To remain in compliance with Section 404, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate substantially greater internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm, when required, will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of March 31, 2019, our total indebtedness was $18.5 million indebtedness (excluding interest and unamortized debt discount and debt issuance costs). Our existing debt agreements with JGB Collateral LLC and certain of its affiliates (“JGB”) contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

At maturity, the entire outstanding principal amount of the Debentures and convertible notes will become due and payable by us. In addition, upon monthly redemption of the Debentures as may be required by the holders thereof, maturity of the Debentures or maturity of the convertible notes, unless we elect to deliver solely shares of our common stock to settle such monthly redemptions of the Debentures (subject to certain equity conditions, which may not be satisfied by us), we will be required to make cash payments in each such instance. However, we may not have sufficient funds or be able to obtain financing at the time we are required to repay the amounts then due under the Debentures or the convertible notes. As of March 31, 2019, $0.3 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2020, and $18.2 million is due in in fiscal 2022. See the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments — Firm Commitments in this Annual Report for more information.

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

Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures have the right, at their option, to require us to redeem an aggregate of up to $221,000 (as amended in February 2019) of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such a redemption prior to December 28, 2018. We will be required to promptly, but in any event no more than two trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lowest of (a) 90% of the average of the three lowest volume weighted-average prices of our common stock over the prior 20 trading days or (b) $10.00, subject to adjustment as provided in the Debentures; provided, however, that such price will in no event be less than $2.00 per share (proportionately adjusted for any stock split, stock dividend, stock combination or other similar transaction). Any repayments made through the issuance of our common stock will result in dilution to our existing stockholders. As of the date of this Annual Report, the June 2018 Debentures holders have sent redemption notices for the months of December 2018 through June 2019. We have repaid $0.3 million of principal in January 2019, and $0.2 million of principal in each of the months of February, March, April, May and June 2019.

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

The Debentures contain provisions that limit our operating and financing activities, including financial covenants relating to liquidity, indebtedness and Adjusted EBITDA (as defined in the indenture governing the Debentures). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of March 31, 2019, we were in full compliance with these covenants.

We may incur substantially more debt or take other actions that would intensify the risks discussed above.

In addition to our current outstanding debt and notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. In June 2018, we issued $10.6 million June 2018 Debentures. In February 2019, we issued $3.2 million in additional 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021. The Debentures contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. Capital markets have been volatile in the recent past; a downturn could negatively impact our ability to access capital should the need arise. As a result, the inability to meet our debt obligations could cause us to default on those obligations. Any such defaults could materially harm our financial condition and liquidity.

The conditional conversion feature of our convertible notes or the Debentures or the optional monthly redemption features of the Debentures, if triggered, may adversely affect our financial condition and operating results, particularly our earnings per share.

In the event the conditional conversion feature of the Debentures or convertible notes is triggered, holders, as applicable, will be entitled to convert at any time during specified periods at their option. In addition, if one or more holders elect to require us to make the monthly redemption of their Debentures, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (subject to certain conditions), we would be required to settle a portion or all of our redemption obligation through the payment of cash, which could adversely affect our liquidity. As of the date of this Annual Report, the June 2018 Debentures holders have sent redemption notices for the months of December 2018 through June 2019. We have repaid $0.3 million of principal in January 2019, and $0.2 million of principal in each month of February, March, April, May and June 2019. In addition, even if holders do not elect to convert the Debentures or convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Debentures as a current rather than long-term liability, which may result in a material reduction of our net working capital and potential impact on our going concern status. Any conversion of the Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock may cause dilution to our stockholders and to our earnings per share.

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

To secure the rights to stream sound recordings and the musical compositions embodied therein, Slacker enters into license agreements to obtain licenses from rights holders such as record labels, music publishers, performing rights organizations, collecting societies and other copyright owners or their agents, and pays substantial royalties to such parties or their agents around the world. Though Slacker works diligently in its efforts to obtain all necessary licenses to stream sound recordings and the musical compositions embodied therein, there is no guarantee that the licenses available to Slacker now will continue to be available in the future at rates and on terms that are favorable or commercially reasonable or at all. The terms of these licenses, including the royalty rates that Slacker is required to pay pursuant to them, may change as a result of changes in its bargaining power, changes in the industry, changes in the law, or for other reasons. Increases in royalty rates or changes to other terms of these licenses may materially impact Slacker’s business, operating results, and financial condition.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, ASCAP and BMI are governed by consent decrees relating to decades-old litigations. Changes to the terms of or interpretation of these consent decrees could affect Slacker’s ability to obtain licenses from these PROs on favorable terms, which could harm its business, operating results, and financial condition. As of March 31, 2019, Slacker owed $1.8 million in aggregate royalty payments to such PROs.

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

We utilize a combination of proprietary and third-party technology. Our business substantially depends on the Slacker Radio app, which offering a digital spin on the classic radio listening experience through free and subscription-based access. Our business will also be substantially dependent on our LXL App, which includes live video streaming, VOD, push notifications, festival-, venue- and original content-specific functionality, Google Ads capability, digital rights management (e.g., geo-blocking), and the capability to display time-shifted content and enhanced function. We cannot be sure that the Slacker Radio app will continue to, or that the LXL App or any enhancements or other modifications we make in the future to such apps will, perform as intended or otherwise be of value to our users. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to successfully develop, maintain and enhance our technology to manage the streaming of live events in a timely and efficient manner, our ability to attract and retain users may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and retain users may be impaired. Also, any harm to our users’ personal computers or mobile devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

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

We will rely upon the ability of consumers to access our service through the Internet. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted. For example, in late 2010, Comcast informed Level 3 Communications that it would require Level 3 to pay for the ability to access Comcast’s network. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

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

Due to the nature of such businesses, the businesses we have acquired or intend to acquire in the future maintain, or have arrangements with third parties who maintain, information on users who or may purchase in the future our services and products electronically through their individual websites or otherwise register on the website for access to our content provided. We are in the process of evaluating the information collected to understand if we can aggregate and reuse the contact information to inform these individuals of upcoming events, offerings and other services and products that we believe enhance the user experience. Data protection laws and regulation may impair our ability to use these data in such ways, as certain uses may be prohibited. The use of such user information is an important component of our growth strategy in the future. The collection, storage and use of user information is subject to regulation in many jurisdictions, including the United States and the EU, and this regulation is becoming more prevalent and stringent. Further, there is a risk that data protection regulators may seek jurisdiction over our activities even in locations in which we do not have an operating entity. This may arise in a number of ways, either because we are conducting direct marketing activities in a particular jurisdiction and the local laws apply to and are enforceable against us, or because one of our databases is controlling the processing of information within that jurisdiction. We intend to develop a comprehensive policy aimed at ensuring adequate protection of our users’ personal information and compliance with applicable law. There is a risk that we will be unable to successfully adopt and implement this policy, which may give rise to liabilities or increased costs.

Although we intend to develop systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems may change frequently and as a result, may be difficult for our business to detect for long periods of time. In addition, despite our best efforts, we may be unable to anticipate these techniques or implement adequate preventative measures. We may need to expend in the future significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment.

We also face risks associated with security breaches and incidents affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with the security and privacy of the Internet, and any publicized security problems affecting our businesses and/or third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

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

The laws in this area are complex and developing rapidly. For instance, on April 14, 2016, the EU General Data Protection Regulation (the “GDPR”) became effective within Europe on May 25, 2018. The primary objectives of the GDPR are to give citizens of the EU back the control of their personal data and to simplify the regulatory environment for international business by unifying the regulation within the EU. We have not yet assessed the full effect of the GDPR. Failure to comply with the GDPR may result in significant monetary penalties. As we expand our operations into new jurisdictions, the costs associated with compliance with applicable local data privacy laws and regulations increases. It is possible that government or industry regulation in these markets will require us to deviate from our standard processes and/or make changes to our products, services and operations, which will increase operational cost and risk. There is a risk that Internet browsers, operating systems, or other applications might be modified by their developers in response to this regulation to limit or block our ability to access information about our users. It is possible that existing or future regulations could make it difficult or impossible for us to collect or use our user information in the way we would like which would impede our growth strategy and potentially reduce the revenue we hope to generate. It is also possible that we could be found to have violated regulations relating to user data, which could result in us being sanctioned, suffering fines or other punishment, being restricted in our activities and/or suffering reputational harm. Any of the foregoing could adversely affect our business and financial results.

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

Mr. Ellin, our Chief Executive Officer and Chairman, and his affiliates beneficially owned approximately 30% of shares of our common stock issued and outstanding as of June 9, 2019. Therefore, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Expiration of the 540-day lock-up period applicable to our officers and directors and certain holders of our common stock may impact the liquidity and the price of our common stock.

We and our officers and directors and their affiliates and certain holders of our common stock, representing in the aggregate over 55% of shares of our common stock issued and outstanding as of June 9, 2019, have agreed with the underwriters of our public offering that we consummated on December 27, 2017 (the “Public Offering”) that, for a period of 540 days from December 22, 2017, subject to certain exceptions, we and they will not, among other things, sell, pledge, contract to sell or otherwise transfer or dispose of (or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition), directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock or warrants or other rights to acquire shares of our common stock of which such officer, director or holder was as of December 22, 2017, and with respect to such officers and directors, may in the future become, the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act). In addition, certain of our officers, directors and their affiliates, representing in the aggregate over 16.1 million shares or 30.7% of shares of our common stock issued and outstanding as of June 9, 2019, have agreed to further extend such lock-up period until December 1, 2019. As a result of the expiration of such 540-day lock-up period on June 15, 2019, (i) more than 1.4 million shares of our common stock are eligible for sale under Rule 144 by our affiliates, subject to restrictions applicable to our affiliates, and (ii) more than 20.7 million shares of our common stock are eligible for sale by our non-affiliates under Rule 144. In addition, in connection with the Slacker Acquisition, certain Slacker stockholders and stockholders who participated in the transaction entered into a similar 540-day lock-up agreement (from December 22, 2017) with the underwriters with respect to the transfer or disposition of the shares of our common stock received in connection with the Slacker Acquisition, or an aggregate of approximately 7.8 million shares. The lock-up period applicable to such Slacker stockholders expired on June 15, 2019.

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

As discussed above, our directors, executive officers and the entities affiliated with our directors and executive officers are subject to lock-up agreements with the underwriters of the Public Offering that restrict the stockholders’ ability to transfer shares of our common stock for 540 days from December 22, 2017. In addition, in connection with the Slacker Acquisition, participating Slacker stockholders in the transaction entered into a similar 540-day lock-up agreement (from December 22, 2017) with the underwriters with respect to the transfer or disposition of the shares of our common stock received in connection with the Slacker Acquisition, or an aggregate of approximately 7.8 million shares.

Subject to certain limitations, all of our outstanding shares held by our directors, executive officers and entities affiliated with our directors prior to the Public Offering, and the other shares subject to lock-up periods described above, will become eligible for sale upon expiration of the applicable lock-up period. In addition, shares issued or issuable upon exercise of warrants, if any, held by these stockholders and vested as of the expiration of the lock-up period will be eligible for sale at that time. Furthermore, the holders of JGB debentures may elect to convert their debentures into shares of our common stock, in addition to any interest under the debentures that we may have the right to pay in shares of our common stock. Sales of stock by these stockholders and/or debtholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 12,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433 shares have been issued, 1,377,391 restricted stock units have been issued and options to purchase 4,981,668 shares of our common stock have been granted and are outstanding as of March 31, 2019. If our board of directors elects to issue restricted stock, stock options and/or other equity-based awards under the 2016 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.

Conversion of the Debentures and/or convertible notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon conversion. Any sales in the public market of the shares of our common stock issuable upon such conversion or redemption and/or any anticipated conversion or redemption of the Debentures and convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2018, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings and (ii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

We are now subject to the auditor attestation requirement in the assessment of our internal control over financial reporting for our fiscal year ended March 31, 2019 and our auditors have identified a certain material weakness in our internal control over financial reporting that continued from prior periods and is also reported in this Annual Report.

Because the market value of our common stock held by non-affiliates exceeded $75 million, as of the last business day of our fiscal quarter ended September 30, 2018, we are now subject to the requirement to include in this Annual Report our auditor’s attestation report on its assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. However, because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2018, we will continue to be a “smaller reporting company” as defined by the SEC’s revised rules.

We previously identified certain material weaknesses in our internal control over financial reporting that continued from prior periods and are also reported in this Annual Report. Our auditors have also identified certain material weaknesses in our internal control over financial reporting that continued from prior periods and is also reported in this Annual Report as required under Section 404 of the Sarbanes-Oxley Act. Accordingly, our auditors issued an adverse opinion related to our internal control over financial reporting, See Item 9A. Controls and Procedures — Attestation Report of the Independent Registered Public Accounting Firm in this Annual Report for more information. The issuance of an adverse opinion could result in lost investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that our compliance with this increased reporting requirement will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

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

Section 382 and 383 (“Section 382 and 383”) of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. As a result of these Section 382 and 383 limitations, any ownership changes as defined by Section 382 and 383 may limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

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

Effective May 1, 2019, our principal executive offices are located at 269 South Beverly Drive, Suite #1450, Beverly Hills, CA 90212. We also utilize office space for employee operations consisting of approximately 1,400 square feet of Class A office space. We lease such space from an unrelated third-party on a month-to-month basis at a rate of $20 thousand per month. We or the lessor can terminate the arrangement at any time without prior notice. We anticipate continuing to occupy such space for the foreseeable future. Slacker leases its San Diego premises located at 16935 West Bernardo Drive, Suite #270, San Diego, CA 92127, under operating leases which expire on December 31, 2019. Slacker’s rent expense for the operating leases totaled $0.4 million for the year ended March 31, 2019. We believe that such property is in good condition and is suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 14 - Commitments and Contingencies, to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data, and are incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded publicly on The NASDAQ Capital Market (“Nasdaq”) under the symbol “LIVX”. On February 22, 2018, our common stock was uplisted from the OTC Pink marketplace to Nasdaq.

Number of Holders

As of June 9, 2019, there were 479 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Other than as set forth below and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since April 1, 2018 were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuances of Shares to Employees, Directors, Advisors and Consultants

During the fiscal quarter ended March 31, 2019, we issued an aggregate of 290,132 and 703,983 shares of our common stock to our employees, directors, advisors and/or consultants and Restricted Stock Units to our employee and directors, respectively.

We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under Regulation D under the Securities Act as offers and sales of securities under contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ― Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Annual Report and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including LiveXLive App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturing or to repurchase the convertible nets upon a fundamental chance or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our credit agreement; and other risks and uncertainties set forth herein. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2019, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “LiveXLive,” “LXL,” the “Company,” “our,” “we,” or “us” and similar terms refer collectively to LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise.

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

For the years ended March 31, 2019 and 2018, we reported revenue of $33.7 million and $7.2 million, respectively. For the years ended March 31, 2019 and 2018, one customer accounted for 41% and 24% of our consolidated revenues, respectively.

2019 Significant Transactions

On June 29, 2018, we entered into a Securities Purchase Agreement (the “SPA”), with JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (each, a “Purchaser” and collectively, the “Purchasers”) pursuant to which we sold, in a private placement transaction (the “Financing”), for an aggregate cash purchase price of $10.0 million, $10.64 million in aggregate principal amount, of our 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “Debentures”). In conjunction with the Financing, we (i) recorded issuance costs of $1.0 million against the liability and (ii) used $3.5 million of the proceeds to pay off 100% of our revolving line of credit. In February 2019, we modified our Financing with the Purchasers pursuant to which we sold an additional aggregate cash purchase price of $3.0 million, $3.2 million in aggregate principal amount, of our Debentures (the “February 2019 Financing”). Including the February 2019 Financing, we sold a cumulative cash purchase price of $13.0 million, $13.8 million in the aggregate principal amount, of our Debentures to the Purchasers.

In June 2018, we issued 375,835 shares of our common stock in exchange for the conversion of $1.1 million of our 6% unsecured convertible notes and related accrued interest.

In July 2018, we issued 17,735 shares of our common stock in exchange for the conversion of $0.1 million of our 6% unsecured convertible note and related accrued interest.

In December 2018, we expanded our scale and capabilities at the Rolling Loud - Los Angeles festival, one of the world’s largest hip-hop festivals, including (i) the launch of LiveZone, our live music news program, hosted by 8 correspondents and featured over 75 interviews with artists, (ii) development of new brand partnerships with Kia and Samsung, and (iii) shooting over 10 episodes of original, short-form content to be streamed on our LiveXLive platform.

In March 2019, we extended the maturity date of approximately $4.8 million of principal and accrued unsecured notes with Trinad Capital Master Fund Ltd to May 31, 2021.

We ended the March 31, 2019 year with approximately 680,000 paid subscribers on our music platform, up from approximately 450,000 at March 31, 2018, representing 51% year-over-year growth since March 31, 2018, with Slacker having over 1,300,000 MAUs. For the year ended March 31, 2019, we successfully produced and livestreamed twenty-four (24) live festivals and events, generating over 50.0 million views, 400 artists livestreamed and 350 hours of live programming.

2018 Significant Transactions

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

In December 2017, we acquired Slacker, Inc. (“Slacker”) for total purchase consideration of $50.1 million through (i) the issuance of 6.1 million shares of our common stock, valued at $20.1 million on the transaction date, (ii) 1.7 million shares of the our common stock issued to payoff certain debt of Slacker as of the transaction date, valued at $5.5 million on the transaction date, (iii) cash payment of $2.5 million and issuance of 0.2 million shares of the Company’s common stock valued at $0.6 million on the transaction date to Slacker and its designees and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. Slacker was acquired to augment and diversify our music services offering.

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

Basis of Presentation

This following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the year ended March 31, 2019 is only partially comparable to the financial information for the year ended March 31, 2018. The presented financial information for the year ended March 31, 2019 includes the financial information and activities of Slacker for the entire fiscal year. The presented financial information for the year ended March 31, 2018 includes the financial information and activities of Slacker for the period December 29, 2017 to March 31, 2018 (92 days) as well as the financial information and activities of other acquisitions made in fiscal year 2018, which included the acquisition of certain assets of Wantickets by LXL Tickets for the period from May 5, 2017 to December 31, 2017 (240 days). As of December 31, 2017, we elected to abandon LXL Tickets operations, and the financial information herein reflects LXL Tickets as discontinued operations. This lack of comparability should be taken into account when reading the discussion and analysis of our results of operations and cash flows.

Opportunities, Challenges and Risks

In 2019, we derived the majority of our revenue through music subscription services, and secondarily from advertising. For the year ended March 31, 2019 (“fiscal year 2019”), approximately 10% and 90% of our revenue was from advertising and paid customers’ subscriptions, respectively, largely from Slacker. Beyond fiscal year 2019, we plan to grow our advertising revenue across our live music programming, and as a result we expect the percentage mix of advertising versus subscription revenue to be higher beginning in mid-year ending March 31, 2020 (“fiscal year 2020”) versus fiscal year 2019.

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During fiscal year ended March 31, 2019, we livestreamed 24 major festivals and live music events. As of May 31, 2019, we now have over 40 festivals and live events under agreement with terms ranging in duration from 1 to 7 years. Moreover, in year ended March 31, 2018 (“fiscal year 2018”) we entered into a five-year agreement with Insomniac, the global leader in electronic dance music events, for exclusive global digital broadcast rights across all Insomniac events, including up to 20 major festivals around the world and over 100 events annually. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. In the long term, we also plan to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2019, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our subscriber base, continue to develop quality music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats, extending our distribution to include pay television and social channels, deploying new services for our subscribers such as artist merchandise and live music event ticket sales, and licensing user data across our platform. As of March 31, 2019, our Slacker audio and LiveXLive video services operated on separate platforms; however, in May 2019 we combined these services into a single platform – LiveXLive Powered by Slacker, including offering a greater variety of exclusive and unique music content across our platform. For example, we acquired Slacker in December 2017 to accelerate our paid subscription platform, and secondarily to gain synergies across product development initiatives. In 2018, we integrated resources and launched our live music streaming app across Apple TV, Roku and Amazon Fire platforms. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2020, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2019 and 2018, all material amounts of our revenue was derived from customers located in the United States. Moreover, and during the year ended March 31, 2019, one of our customers accounted for 41% of our consolidated revenue. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly diversify our subscriber base and expand our service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

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

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. Where applicable, we have determined that we act as the principal in all of our subscription service streams and may act as principal or agent for our advertising and licensing revenue streams.

Operating Expenses

Operating expenses consist of cost of sales, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock-based compensation and depreciation expenses associated with our capital expenditures.

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

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase throughout fiscal year 2020, and fluctuate as a percent of revenue when compared to 2019, as we continue to grow our advertising and sponsorship base, invest in new subscriber growth initiatives and sales and marketing organizations and invest in marketing activities to support the growth of our businesses.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and app and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our music platform, new music product offerings and network operations. With the addition of Slacker for a full year in 2019 versus a partial year in 2018, we currently anticipate that our product development expenses will increase in the near term and more significantly in 2020, as we also continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. We expect our fiscal year 2020 product development expense as a percentage of revenue to fluctuate accordingly when compared to fiscal year 2019.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting audit, information technology consulting and legal settlements. With the full year of Slacker expenses in fiscal year 2019 versus partial year in fiscal year 2018, coupled with the addition of new personnel to support our planned growth and new public compliance initiatives in fiscal year 2019 and beyond, we anticipate general and administrative expenses to increase in fiscal year 2020 as compared to fiscal year 2019.

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

As of March 31, 2019, we had approximately $8.8 million of unrecognized employee related stock-based compensation, which we expect to recognize over a weighted-average period of approximately 0.9 years. Stock-based compensation expense is expected to increase throughout fiscal year 2020 compared to fiscal year 2019 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Discontinued Operations

During the third quarter ended December 31, 2017, we implemented a plan to shut down our LXL Tickets operations (the “LXL Plan”). During 2018, in conjunction with the LXL Plan, we committed to formally discontinue our LXL Tickets operations, including the assets acquired in the 2017 acquisition from Wantickets. We completed our LXL Plan in December 2017. Included in our financial results for the year ended March 31, 2019 and 2018 is a loss from discontinued operations of $0 and $4.3 million, respectively, which includes a loss on disposal of certain assets of $0 and $2.8 million, respectively.

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our notes payable, convertible notes and loans, income or loss from our equity-method investments and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

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

As of March 31, 2019, we had approximately $70.5 million of federal and state net operating losses (“NOLs”).  These NOL carryforwards are available to us to offset future taxable income which expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million and $2.6 million of NOL and tax credit carryforwards, respectively, through the acquisition of Slacker in December 2017.  Utilization of these losses and tax credits is limited by Section 382 of the Internal Revenue Code (the “Code”) in fiscal year end March 31, 2018 and each taxable year thereafter.  We have estimated a limitation and revalued the losses and credits at $22.0 million and $0 million, respectively.  It is possible that the utilization of these NOL carryforwards and tax credits may be further limited. We are undertaking a study to determine the applicable limitations, if any.  We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, imposed limitations on certain tax deductions such as fringe benefits including employee parking, executive compensation in future periods, and included numerous other provisions. As we have a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ended March 31, 2018, and 21% for the fiscal year ended March 31, 2019 and subsequent fiscal years. Since we are not in a current U.S. federal tax paying position, our U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act. We reviewed and incorporated the impact of the Tax Act in its tax calculations and disclosures. The accounting for the 2017 Act is now complete and no significant adjustments were made to the provisional estimates. The Tax Act did not have a significant impact on our consolidated financial statements for the year ended March 31, 2019.

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

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its subscription service streams and may act as principal or agent for its advertising and licensing revenue streams.

The Company’s revenue is principally derived from the following services:

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

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue on a monthly basis.

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

Stock option awards issued to non-employees are accounted for at the grant date fair value determined using the Black-Scholes-Merton option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The Company record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods.

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

Non-Income Tax Contingencies

We do not collect and remit sales and use or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or legally required.

The June 2018 U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No. 17-494, along with the application of existing, new or future rulings and laws, could have adverse effects on our business, prospects and operating results.

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

Goodwill represents the excess of the purchase consideration of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations.

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

Non-GAAP Measures

Reconciliation of Adjusted Operating Loss

Adjusted Operating Loss (“AOL”) is a non-GAAP financial measure that we define as operating income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) any charges in the period pursuant to formal plans to shut down and abandon LXL Tickets, (f) depreciation and amortization (including goodwill impairment, if any), and (g) certain stock-based compensation expense. We use AOL to evaluate the performance of our operating segment. We believe that information about AOL assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOL is not calculated or presented in accordance with GAAP. A limitation of the use of AOL as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOL should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOL as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOL to Operating Income (loss) from Continuing Operations, the most comparable GAAP financial measure (in thousands):

	Contribution Margin	Operating Loss from Continuing Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Recurring Costs	Adjusted Operating Loss
2019
Music Operations	$2,530	$(19,888)	$7,381	$4,290	$-	$176	$(8,041)
Corporate	-	(14,006)	6	8,482	-	929	(4,589)
Total	$2,530	$(33,894)	$7,387	$12,772	$-	$1,105	$(12,630)
2018
Music Operations	$501	$(7,040)	$2,525	$818	$-	-	$(3,697)
Corporate	-	(7,837)	10	5,360	56	-	(2,411)
Total	$501	$(14,877)	$2,535	$6,178	$56	$-	$(6,108)

Segment Operating Results

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2019 vs.
	2019	2018	2018
Revenue	$33,701	$7,195	368%

Cost of Sales	31,171	6,694	366%
Sales & Marketing, Product Development and G&A	15,914	5,118	211%
Intangible Asset Amortization	6,504	2,423	168%
Operating Loss from Continuing Operations	(19,888)	(7,040)	183%
Operating Loss from Discontinued Operations	-	-	-
Operating Loss	$(19,888)	$(7,040)	183%
Operating Margin	-59%	-98%	40%
AOL*	$(8,041)	$(3,697)	118%
AOL Margin*	-24%	-51%	53%

* AOL is defined and reconciled to Operating Income (Loss) from Continuing operations above.

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenue

Music Operations revenue increased $26.5 million or 368% during the year ended March 31, 2019 as compared to the prior year primarily due to a full year of revenue from Slacker, which was acquired in the third quarter of fiscal year 2018.

Operating Loss from Continuing Operations

Music Operations operating loss from continuing operations increased $12.9 million or 183% from a ($7.0) million operating loss from continuing operations in fiscal year 2018 as compared to a ($19.9) million operating loss from continuing operations in fiscal year 2019. The increase was largely due, to increases in non-cash amortization of intangible assets associated with the Slacker acquisition in December 2017 ($4.9 million) and stock-based compensation of ($3.4 million), higher sales and marketing, product development and general and administrative expenses of ($6.4) million associated with a full year of Slacker operational expenses, which was acquired in the third quarter of fiscal 2018, and the expansion of our business. Offsetting this was an overall improvement in our contribution margins (revenue less cost of sales) of $2.0 million or 405% from $0.5 million of contribution margin in fiscal 2018 to $2.5 million of contribution margin in fiscal year 2019 driven by the Slacker acquisition and growth in subscription services, offset by higher production costs due to rise in the number of festivals and music events livestreamed in fiscal 2019 (24) versus fiscal 2018 (5).

Adjusted Operating Loss

Music Operations Adjusted Operating Loss increased $4.3 million or 118% from a ($3.7) million Adjusted Operating Loss in fiscal year 2018 as compared to a ($8.0) million Adjusted Operating Loss in fiscal year 2019. The increase was largely due to the above-discussed increase in sales and marketing, product development and general and administrative expenses of $6.4 million, offset by the $2.0 million increase in contribution margin.

Adjusted Operating Loss Margin

Music Operations Adjusted Operating Loss Margin improved to an Adjusted Operating Loss Margin of (24%) in fiscal year 2019, as compared to an Adjusted Operating Loss Margin of (51%) in fiscal year 2018. The year-over-year improvement in Adjusted Operating Loss Margin was largely driven by improved operating results, including Slacker’s contribution margins, which as a percentage of revenue improved from 24% during fiscal 2018 to 37% in fiscal year 2019.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2019 vs.
	2019	2018	2018
G&A Expenses	$14,006	$7,837	79%
Intangible Asset Amortization	-	-	-
Operating Loss from Continuing Operations	(14,006)	(7,837)	79%
Operating Loss from Discontinued Operations	-	(1,530)	-100%
Operating Loss	$(14,006)	$(9,367)	50%
Operating Margin	-100%	-100%	0%
AOL*	$(4,589)	$(2,411)	90%

* AOL is defined and reconciled to Operating Income (Loss) from Continuing operations above.

Operating Loss from Continuing Operations

Corporate operating loss from continuing operations increased $6.2 million, or 79%, from a ($7.8) million operating loss from continuing operations in fiscal year 2018, as compared to a ($14.0) million operating loss from continuing operations in fiscal year 2019. The increase was largely due to higher non-cash stock-based compensation of $3.1 million largely driven by higher grant values to new employees, executives and certain contractors to facilitate the growth in our business, higher non-recurring costs of $0.9 million driven largely from defense costs associated with litigation from past acquisitions combined with higher general and administrative expenses of $2.3 million associated with an increase in personnel-related expenses of $1.3 million, professional fees of $0.6 million and insurance and other costs of $0.2 million to support the growth of our business.

Operating Loss from Discontinued Operations

Corporate operating loss from discontinued operations decreased to $0 in fiscal year 2019, as compared to $1.5 million in fiscal year 2018. The decrease was due to the shut-down of the LXL Tickets business operations in December 2017. By comparison, there was no operating losses from discontinued operations in fiscal year 2018.

Adjusted Operating Loss

Corporate Adjusted Operating Loss increased $2.2 million, or 90%, from a ($2.4) million Adjusted Operating Loss in fiscal year 2018, as compared to a ($4.6) million Adjusted Operating Loss in fiscal year 2019. The increase was largely due to the above-discussed increase in general and administrative expenses of $6.3 million, offset by the $3.3 million increase in stock-based compensation and other non-recurring costs of 0.9 million largely driven by an increase in one-time legal fees.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended March 31,	Year Ended March 31,
	2019	2018
Revenue:
Subscription revenue	$30,398	$6,459
Advertising and licensing revenue	3,303	736
Total revenue	33,701	7,195

Operating expenses:
Cost of sales	31,171	6,694
Sales and marketing	4,532	662
Product development	7,966	1,578
General and administrative	17,422	10,715
Amortization of intangible assets	6,504	2,423
Total operating expenses	67,595	22,072
Loss from operations	(33,894)	(14,877)

Other income (expense):
Interest expense, net	(3,273)	(3,922)
Fair value of warrants	-	(193)
Other expense	(377)	(22)
Total other expense	(3,650)	(4,137)

Loss before provision for income taxes	(37,544)	(19,014)

Provision for income taxes	218	6
Loss from continuing operations	(37,762)	(19,020)

Loss from operations of discontinued component (including loss on disposal of $2,786)	-	(4,316)
Net loss	$(37,762)	$(23,336)

Net loss per share from continuing operations– basic and diluted	$(0.73)	$(0.48)
Net loss per share from discontinued operations – basic and diluted	$-	$(0.11)
Net loss per share – basic and diluted	$(0.73)	$(0.59)

Weighted average common shares – basic and diluted	51,899,231	39,595,453

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2019 vs.
	2019	2018	2018
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	87	9	867%
Product development	731	55	1,229%
General and administrative	65	48	35%
Total depreciation expense	$883	$112	688%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2019 vs.
	2019	2018	2018
Stock-based compensation expense:
Cost of sales	$178	$34	424%
Sales and marketing	1,416	190	645%
Product development	2,611	374	598%
General and administrative	8,567	5,580	54%
Total stock-based compensation expense	$12,772	$6,178	107%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended March 31,
	2019	2018
Revenue	100%	100%
Operating expenses
Cost of sales	92%	93%
Sales and marketing	13%	9%
Product development	24%	22%
General and administrative	52%	149%
Amortization of intangible assets	19%	34%
Total operating expenses	201%	307%
Loss from operations	-101%	-207%
Other expense	-11%	-57%
Loss before income taxes	-111%	-264%
Income tax provision	1%	0%
Loss from continuing operations	-112%	-264%
Loss from discontinued operations	0%	-60%
Net loss	-112%	-324%

Revenue

Revenue was as follows (in thousands):

	Year Ended March 31,		% Change 2019 vs.
	2019	2018	2018
Advertising and Licensing	$3,303	$736	349%
Subscription	30,398	6,459	371%
Total Revenue	$33,701	$7,195	368%

Advertising and Licensing Revenue

Advertising and licensing revenue increased $2.6 million, or 349%, to $3.3 million for the year ended March 31, 2019, as compared to $0.7 million for the year ended March 31, 2018. The increase was primarily due to the acquisition of Slacker in the third quarter of fiscal year 2018, which contributed a full year of activity in fiscal year 2019, and to a lesser extent due to an increase in advertising and licensing revenue from festivals in the year ended March 31, 2019 as compared to prior fiscal year.

Subscription Revenue

Subscription revenue increased $23.9 million, or 371%, to $30.4 million for the year ended March 31, 2019, as compared to $6.5 million for the year ended March 31, 2018 due to the acquisition of Slacker in the third quarter of fiscal year 2018, which contributed a full year of activity in fiscal year 2019.

Cost of Sales

Cost of sales was as follows (in thousands):

	Year Ended March 31,		% Change 2019 vs.
	2019	2018	2018
Production	$8,285	$1,293	541%
Subscription and Advertising	22,886	5,401	324%
Total Cost of Sales	$31,171	$6,694	366%

Production

Production cost of sales increased $7.0 million, or 541%, to $8.3 million for the year ended March 31, 2019, as compared to $1.3 million for the year ended March 31, 2018. The increase was largely due to the number of festivals we streamed in fiscal year 2019 (24) versus fiscal year 2018 (5), coupled with slightly higher overall cost of production as we began to add more resources and expand our production capabilities in fiscal year 2019 versus fiscal year 2018.

Subscription and Advertising

Subscription cost of sales increased $17.5 million, or 324%, to $22.9 million for the year ended March 31, 2019, as compared to $5.4 million for the year ended March 31, 2018. The increase was due to the acquisition of Slacker in the third quarter of fiscal year 2018, which contributed a full year of activity in fiscal year 2019.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Year Ended March 31,		% Change 2019 vs.
	2019	2018	2018
Sales and marketing expenses	$4,532	$662	585%
Product development	7,966	1,578	405%
General and administrative	17,422	10,715	63%
Amortization of intangible assets	6,504	2,423	168%
Total Other Operating Expenses	$36,424	$15,378	137%

Sales and Marketing Expenses

Sales and marketing expenses increased $3.9 million, or 585%, to $4.5 million for the year ended March 31, 2019 as compared to $0.7 million for the year ended March 31, 2018. The increase was largely due to a $0.8 million increase from the acquisition of Slacker in the third quarter of fiscal year 2018, which contributed a full year of activity in fiscal year 2019, a $1.9 million increase in marketing costs to support more festivals year-over-year and a $1.2 million increase in non-cash stock-based compensation to certain employees and non-employees.

Product Development

Product development expenses increased $6.4 million, or 405%, to $8.0 million for the year ended March 31, 2019, as compared to $1.6 million for the year ended March 31, 2018. The increase was primarily due to the acquisition of Slacker in the third quarter of fiscal year 2018, which contributed an additional $2.7 million during a full year of activity in fiscal year 2019, a $2.2 million increase in non-cash stock-based compensation, a $0.7 million increase in depreciation expense related to our capitalized internal use software which was not present in the prior fiscal year and a $0.8 million increase in personnel-related expenses to support the growth of our business.

General and Administrative

General and administrative expenses increased $6.4 million, or 63%, to $17.4 million for the year ended March 31, 2019, as compared to $10.7 million for the year ended March 31, 2018. The increase was primarily due to a $3.0 million increase in non-cash stock-based compensation to primarily driven by higher grant values to new employees, executives and certain contractors to support the growth in our business coupled with increases of (i) $1.2 million increase in personnel and travel-related expenses, (ii) $1.7 million in professional fees and other consulting expenses, and (iii) $0.9 million higher insurance and other general and administrative expenses.

Amortization of Intangible Assets

Amortization of intangible assets increased $4.1 million, or 168%, to $6.5 million for the year ended March 31, 2019, as compared to $2.4 million for the year ended March 31, 2018. The increase was due to the acquisition of Slacker in the third quarter of fiscal year 2018, which contributed a full year of activity in fiscal year 2019.

Total Other Income (Expense)

	Year Ended March 31,		% Change 2019 vs.
	2019	2018	2018
Total other income (expense), net	$(3,650)	$(4,137)	-12%

Total other income (expense) decreased $0.5 million, or 12%, to $3.7 million for the year ended March 31, 2019, as compared to $4.1 million for the year ended March 31, 2018. The decrease was primarily due a reduction in interest expense largely related to higher interest expense in fiscal year 2018 from non-secured convertible notes, amortization of debt discounts, most of which were fully amortized during the year ended March 31, 2019.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2019, our principal sources of liquidity were our cash and cash equivalents in the amount of $13.7 million, which primarily are invested in cash in banking institutions in the U.S and accounts receivable of $4.3 million. In December 2017, we completed our Public Offering, raising net proceeds of $18.5 million, including the overallotment of shares, and acquired Slacker for an aggregate of $55.9 million comprised of $31.9 million in shares of our common stock, assumption of $21.5 million of net liabilities and cash of $2.5 million. In June 2018 and February 2019, we issued $10.6 million and $3.2 million, respectively of the Debentures raising net proceeds of $12.5 million after issuance costs. The vast majority of our cash proceeds were received from the issuance of our convertible notes since 2014, our Public Offering of our common stock completed in December 2017 and debt financing with Silicon Valley Bank in fiscal year 2018 and the Debentures financing. As of March 31, 2019, we had notes payable balance of $0.3 million, $13.1 million in aggregate principal amount of Debentures and unsecured convertible notes with aggregate principal balance of $4.8 million.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and incurred a net loss of $37.8 million and utilized cash of $5.8 million in operating activities for the year ended March 31, 2019, and had a working capital deficiency of $14.6 million as of March 31, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management estimates that the current funds on hand will be sufficient to continue operations through the first half of fiscal 2020.  Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering of our securities.

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

In June 2018, we issued $10.6 million, 3-year June 2018 Debentures. Among other terms, the June 2018 Debentures bear annual interest at 12.75%, require us to meet certain financial covenants and are convertible into shares of our common stock at a conversion price of $10 per share (subject to adjustment). Net proceeds from the issuance of the June 2018 Debentures were $9.6 million after direct issuance costs, of which $3.5 million was used to pay off 100% of the legacy revolving line of credit with Silicon Valley Bank (assumed by us as part of the Slacker acquisition), resulting in a $3.5 million release of restricted cash collateral to us. The remaining proceeds will be used primarily for general working capital. As of the date of this Annual Report, the June 2018 Debentures holders have sent redemption notices for December 2018, January 2019, February 2019, and March 2019. We have repaid $0.3 million of principal in January 2019 and $0.2 million of principal in February 2019. In February 2019, we issued $3.2 million in additional debentures, with net proceeds of approximately $3.0 million after direct issuance costs. With the exception of updated covenant and extended prepayment penalty terms, the terms of the February 2019 Debentures were substantially the same as the June 2018 Debentures.

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

In May 2017, we and LXL Tickets entered into an Asset Purchase Agreement (“APA”) with Wantickets and certain other parties, whereby LXL Tickets purchased certain operating assets of Wantickets for total consideration of 666,667 shares of our common stock valued at $3.3 million (or $5.01 per share). The asset purchase was intended to augment and diversify our music operating segment. In December 2017, our management made the decision to shut down the operations of LXL Tickets. Management concluded that the operations of LXL Tickets were not going to improve and decided to make a strategic shift in the focus of its operations. Management considers abandonment to have occurred at December 31, 2017 since LXL Tickets stopped accepting orders and using the acquired assets as of that date. To accomplish this, the results of LXL Tickets’ operations are reported as discontinued operations in accordance with ASC 205, Presentation of Financial Statements. Management currently does not have any plans to sell LXL Tickets or its remaining assets.

During the year ended March 31, 2019, we issued an aggregate 393,570 shares of our common stock as a result of the conversion of $1.2 million of principal and accrued interest of our 6% unsecured convertible notes.

In December 2017, we acquired Slacker for a total purchase price of $55.9 million through (i) the issuance of 6.1 million shares of the our common stock, valued at $24.5 million, (ii) issuance of 1.7 million shares of common stock issued to payoff certain debt at Slacker on the transaction date, valued at $6.7 million, (iii) cash payment of $2.5 million and the issuance of 0.2 million shares of common stock valued at $0.7 million to Slacker and its designees and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. Slacker was acquired to augment and diversify our music operating segment.

During the years ended March 31, 2019 and 2018, we paid a $3.5 million and $1.7 million term loan from Silicon Valley Bank (“SVB”), respectively and terminated the SVB term loan. During the years ended March 31, 2019 and 2018, we issued an aggregate 1,130,382 shares of common stock in exchange for the conversion of $3.4 million of its unsecured convertible notes.

Pursuant to the issuance of our unsecured convertible notes through March 31, 2018, the underlying note holders received three-year warrants to purchase our common stock at exercise price ranges between $0.01 to $4.00 per share (the “Warrants”). During the years ended March 31, 2018 and 2017, the note holders exercised warrants in exchange for an aggregate 4.1 million shares of our common stock at a weighted-average exercise price of $0.83 per share.

As of March 31, 2019 and 2018, we had outstanding note payable of $0.3 million issued in connection with certain professional services through March 2015 and unsecured convertible notes of $4.8 million and $5.6 million, respectively in principal and accrued interest.

The first 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible note payable (collectively, the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the Company’s first promissory note and second promissory note previously issued to Trinad Capital on December 31, 2014 and April 8, 2015, respectively, each as subsequently amended. Between October 2017 and December 2017, we issued six 6% unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019.

On March 30, 2018, we entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital in which the maturity date of all of our Trinad Notes was extended to May 31, 2019. In consideration of the maturity date extension, the interest rate payable under the notes was increased from 6.0% to 7.5% beginning on April 1, 2018, and the immediate payment of $0.3 million, representing the aggregate amount of accrued interest due under the notes issued to Trinad Capital as of March 31, 2018.

On March 31, 2019, we entered into an additional Amendment of Notes Agreement (the “Second Amendment Agreement”) with Trinad Capital in which the maturity date of all of our Trinad Notes was extended to May 31, 2021. At March 31, 2019, the balance due of $3.9 million included accrued interest outstanding under the first Trinad Note of $0.3 million.

We may not redeem the Convertible Notes prior to May 2021 without lender consent.

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) a company controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant may have been exercised in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance 716,216 shares of the Company’s common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For years ended March 31, 2018 and 2017, the Company incurred $0.3 million and $0.4 million of such fees, respectively.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the unsecured convertible notes, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our outstanding warrants and unsecured convertible notes, and pay down our Debentures, in part or in full, subject to repayment limitation set forth in the credit agreement. We expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise additional funds through the issuance of equity, equity-related and/or debt securities and/or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions. We have also filed a universal shelf Registration Statement on Form S-3 allowing us to issue various types of securities, including common stock, preferred stock, warrants, debt securities, units, or any combination of such securities, up to an aggregate amount of $150.0 million, which became effective on February 7, 2019.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2019 and 2018 (in thousands):

	Year Ended March 31,
	2019	2018
Net cash used in operating activities	$(5,771)	$(9,261)
Net cash used in by investing activities	(2,532)	(2,461)
Net cash provided by financing activities	8,272	20,530
Net change in cash and cash equivalents	$(31)	$8,808

Cash Used In Operating Activities

Year ended March 31, 2019

Net cash used in our operating activities of ($5.8) million primarily resulted from our net loss during the period of ($37.8) million, which included non-cash charges of $21.8 million largely comprised of stock-based compensation and depreciation and amortization. The remainder of our sources of cash used by operating activities of ($10.2) million was from changes in our working capital, including cash inflows of $11.0 million from timing of accounts payable and accrued expenses which were offset by cash outflows of ($1.3) million from timing of accounts receivable.

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

Cash Flows Used In Investing Activities

Year ended March 31, 2019

Net cash used in investing activities of ($2.5) million was principally due to the ($2.5) million cash used for the purchase of capitalized internally developed software costs during the year ended March 31, 2019.

Year ended March 31, 2018

Net cash used in investing activities of ($2.5) million was principally due to the ($2.5) million cash paid for the acquisition of Slacker in December 2017.

Cash Flows Provided By Financing Activities

Year ended March 31, 2019

Net cash provided by financing activities of $8.3 million was primarily due to net proceeds of 13.0 million from the June 2018 and February 2019 Debentures financing, partially offset by repayment of SVB term loan of ($3.5) million assumed as part of the Slacker acquisition.

Year ended March 31, 2018

Net cash provided by financing activities of $20.5 million was primarily due to net cash received from our Public Offering of $18.5 million, coupled with proceeds of $3.9 million the issuance of certain notes payable, unsecured convertible notes and SVB term loan, offset by repayment of loans of $2.0 million associated with the Slacker acquisition and certain services to related parties.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2019. The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$244	$244	$-	$-	$-
Content and Festival Fees and Guarantees (1)	8,541	3,962	4,579	-	-
Deferred revenue arrangements (2)	950	950	-	-	-
Long-term debt obligations (3)	18,495	312	18,183	-	-
Total	$28,230	$5,468	$22,762	$-	$-

(1)	Amounts represent minimum guarantees and contractual obligations associated with licensing, production and/or distribution agreements for digital broadcast rights across certain events.

(2)	Amounts represent obligations to provide service for which we have already received in cash from our customers.

(3)	Includes amounts pertaining to the unsecured convertible notes and note payable and related interest. Interest payments were calculated based upon the interest rate in effect at March 31, 2019. See also Note 9 - Note Payable, Note 10 – Senior Secured Convertible Debentures and Note 12 – Unsecured Convertible Notes included in our consolidated financial statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

LiveXLive Media, Inc.

Beverly Hills, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of LiveXLive Media, Inc. (the “Company”) as of March 31, 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 21, 2019 expressed an adverse opinion thereon.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.

Los Angeles, California

June 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LiveXLive Media, Inc.

West Hollywood, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LiveXLive Media, Inc. (the “Company”) as of March 31, 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

We have served as the Company’s auditor since 2016.

Los Angeles, California

June 29, 2018

LiveXLive Media, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$13,704	$10,285
Restricted cash	235	3,685
Accounts receivable, net	4,314	2,990
Prepaid expense and other assets	1,311	1,759
Total Current Assets	19,564	18,719
Property and equipment, net	2,720	393
Goodwill	9,672	5,377
Intangible assets, net	26,943	43,499
Other assets	-	39
Total Assets	$58,899	$68,027

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$20,906	$12,207
Accrued royalties	9,921	7,667
Note payable	312	294
Bank debt	-	3,500
Deferred revenue	950	1,046
Senior secured convertible debentures, net	2,111	-
Unsecured convertible notes, net of discount	-	968
Total Current Liabilities	34,200	25,682
Senior secured convertible debentures, net	10,284	-
Unsecured convertible notes, net of discount and current maturities	4,741	3,948
Deferred income taxes	211	-
Total Liabilities	49,436	29,630

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 52,275,236 and 51,432,292 shares issued and outstanding, respectively	52	51
Additional paid in capital	98,605	89,778
Accumulated deficit	(89,194)	(51,432)
Total stockholders’ equity	9,463	38,397
Total Liabilities and Stockholders’ Equity	$58,899	$68,027

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended March 31, 2019	Year Ended March 31, 2018

Revenue:	$33,701	$7,195

Operating expenses:
Cost of sales	31,171	6,694
Sales and marketing	4,532	662
Product development	7,966	1,578
General and administrative	17,422	10,715
Amortization of intangible assets	6,504	2,423
Total operating expenses	67,595	22,072
Loss from operations	(33,894)	(14,877)

Other income (expense):
Interest expense, net	(3,273)	(3,922)
Fair value of warrants	-	(193)
Other expense	(377)	(22)
Total other expense	(3,650)	(4,137)

Loss before provision for income taxes	(37,544)	(19,014)

Provision for income taxes	218	6
Loss from continuing operations	(37,762)	(19,020)

Loss from operations of discontinued component (including loss on disposal of $2,786)	-	(4,316)

Net loss	$(37,762)	$(23,336)

Net loss per share from continuing operations – basic and diluted	$(0.73)	$(0.48)
Net loss per share from discontinued operations – basic and diluted	$-	$(0.11)
Net loss per share – basic and diluted	$(0.73)	$(0.59)

Weighted average common shares – basic and diluted	51,899,231	39,595,453

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2019 and 2018

(In thousands, except share and per share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of April 1, 2017	34,665,780	$35	$24,655	$(28,096)	$(3,406)
Fair value of shares issued for services to consultants	725,885	1	1,681	-	1,682
Fair value of shares issued for services to Employees	408,433	-	1,246	-	1,246
Shares issued upon exercise of warrants	790,834	1	14	-	15
Share issued for Wantickets assets acquisition	666,667	-	3,340	-	3,340
Shares issued for debt conversion	736,812	1	2,210	-	2,211
Proceeds from offering, net of cost	5,460,200	5	18,522	-	18,527
Shares issued for Slacker acquisition	7,977,681	8	31,903	-	31,911
Fair value of warrants issued for services	-	-	28	-	28
Fair value of warrants issued for note extension and inducement to convert	-	-	193	-	193
Fair value of warrants and beneficial conversion features recorded as valuation discount	-	-	2,764	-	2,764
Fair value of options issued to employees	-	-	3,222	-	3,222
Net loss	-	-	-	(23,336)	(23,336)
Balance as of March 31, 2018	51,432,292	51	89,778	(51,432)	38,397
Fair value of shares issued for services to consultants	449,374	-	3,148	-	3,148
Stock-based compensation	-	-	9,880	-	9,880
Shares issued for debt conversion	393,570	1	1,180	-	1,181
Purchase price adjustment to fair value of shares issued for Slacker acquisition	-	-	(5,744)	-	(5,744)
Conversion feature recorded as debt discount	-	-	216	-	216
Beneficial conversion feature on paid in kind interest			147		147
Net loss	-	-	-	(37,762)	(37,762)
Balance as of March 31, 2019	52,275,236	$52	$98,605	$(89,194)	$9,463

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31, 2019	Year Ended March 31, 2018
Cash Flows from Operating Activities:
Net loss	$(37,762)	$(23,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,387	2,536
Loss from disposal of discontinued operations	-	2,786
Beneficial conversion feature on paid in kind interest	147	-
Common stock issued for services	3,557	2,928
Stock-based compensation	9,215	3,222
Fair value of warrants issued for services	-	28
Change in fair value of bifurcated embedded derivatives	323	-
Amortization of debt discount	986	3,187
Deferred income taxes	211	-
Fair value for warrants issued for note extension and inducement to convert	-	193
Changes in operating assets and liabilities:
Accounts receivable	(1,324)	349
Prepaid expenses and other current assets	625	(1,048)
Deferred revenue	(96)	(487)
Accounts payable and accrued liabilities	10,960	2,385
Net cash provided by discontinued operations	-	1,531
Net cash used in operating activities	(5,771)	(5,726)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,532)	(49)
Acquisition of Slacker, net of cash acquired	-	(2,262)
Net cash used in investing activities	(2,532)	(2,311)

Cash Flows from Financing Activities:
Proceeds from unsecured convertible notes payable	-	2,645
Net proceeds from senior secured convertible debentures	13,000	-
Repayment of senior secured convertible debentures payable	(731)	-
Senior secured convertible debenture issuance costs	(482)	-
Repayment of bank debt	(3,515)	-
Proceeds from warrant exercise	-	15
Net proceeds from offering	-	18,527
Repayment of services payable, related party	-	(250)
Proceeds from bank debt	-	1,260
Repayment of term loan	-	(1,667)
Net cash provided by financing activities	8,272	20,530

Net (decrease) increase in cash, cash equivalents and restricted cash	(31)	12,493

Cash, cash equivalents and restricted cash, beginning of period	13,970	1,477

Cash, cash equivalents and restricted cash, end of period	$13,939	$13,970

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4	$-
Cash paid for interest	$981	$304

Supplemental disclosure of non-cash investing and financing activities:
Fair value for warrants and beneficial conversion features issued as valuation discount	$-	$2,764
Conversion features recorded as debt discount	$216	$-
Bifurcated embedded derivative recognized on issuance of senior secured convertible debentures	$263	$-
Fair value of options issued to employees, capitalized as internally-developed software	$665	$-
Common stock issued upon conversion of notes payable	$1,181	$2,211
All instruments in acquisitions:
Fair value of common stock of $26,167 issued in Slacker acquisition allocated to:
Current assets	$-	$4,314
Property and equipment	$-	$400
Cost in excess of net assets required	$-	$48,705
Other assets	$-	$39
Current liabilities	$-	$(17,640)
Bank debt	$-	$(3,907)
Purchase price adjustment to fair value of shares issued for Slacker acquisition	$(5,744)	-
Fair value of common stock of $3,340 issued upon acquisition of assets of Wantickets allocated to:
Property and equipment	$-	$109
Intangible assets	$-	$1,910
Goodwill	$-	$1,321

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2019 and 2018

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in West Hollywood, California. The Company is a global digital media company focused on live entertainment and music services.

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive, Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive being the surviving entity. In addition, on December 29, 2017, LiveXLive acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveXLive.

Basis of Presentation

The presented financial information for the fiscal year ended March 31, 2019 includes the financial information and activities of LiveXLive and Slacker for the entire fiscal year. The presented financial information for the fiscal year ended March 31, 2018 includes the financial information and activities of LiveXLive (365 days) and Slacker for the period from December 29, 2017 to March 31, 2018 (92 days), with the financial results of LiveXLive Tickets, Inc., a Delaware wholly owned subsidiary of the Company (“LXL Tickets”), reflected as discontinued operations. Unless otherwise indicated, the information in the notes to the Company’s consolidated financial statements refers only to the Company’s continuing operations and does not include discussion of balances or activities of LXL Tickets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. See “Business Acquisitions and Supplemental Pro Forma Information.” All intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $13.9 million as of March 31, 2019, and $10.3 million as of March 31, 2018, respectively). The Company’s internal plans and forecasts indicate that it may not have sufficient liquidity to continue to fund its business and operations for at least the next twelve months in accordance with ASC Topic 205-40. Management estimates that the current funds on hand will be sufficient to continue operations through the first half of fiscal 2020.  The Company’s ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds and/or to consummate a public offering.  The Company filed a universal shelf offering on Form S-3 effective in February 2019 to raise up to $150 million in cash from the sale of equity, debt or other financial instruments.  Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it.  Moreover, if we do not obtain financing in the next three to six months, our cash balance and other financial covenants may fall below thresholds triggering default under our Debenture agreement with our debt lenders.  Even if we are able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. Furthermore, no assurance can be given that a public offering of our securities for cash will be successful or consummated.

As reflected in its consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $37.8 million, and utilized cash of $5.8 million in operating activities for the year ended March 31, 2019, and had a working capital deficiency of $14.6 million as of March 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain amounts in the Company’s previously issued financial statements have been reclassified to conform to the current year presentation including the reclassified presentation of its statement of cash flows for the year ended March 31, 2018 to include restricted cash in its beginning and ending cash, cash equivalent and restricted cash balance.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with the United States of America (“US”) generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, valuation of media content, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt and debenture instruments, fair value of derivatives and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Revenue Recognition Policy

On April 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”) and all related amendments and applied the concepts to all contracts using the full retrospective method. The Company had no cumulative impact of adopting Topic 606 to record through accumulated deficit. There was no impact to the Company upon adoption of Topic 606, nor was there any impact to comparable revenues for the year ended March 31, 2018, as a result of applying Topic 606. Additionally, there were no changes to any line items in the Company’s consolidated financial statements.

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

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its subscription service streams and may act as principal or agent for its advertising and licensing revenue streams.

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

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of March 31, 2019, and 2018, the Company accrued $9.9 million and $7.7 million of royalties due to artists from use of Slacker’s radio services, respectively.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s product and event advertising and marketing.

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

Stock option awards issued to non-employees are accounted for at grant date fair value determined using the Black-Scholes-Merton option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The Company records the fair value of these equity-based awards and expense at their cost ratably over related vesting periods.

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

At March 31, 2019 and 2018, the Company had 167,363 warrants outstanding, 4,981,668 and 3,901,688 options outstanding, respectively, and 2,942,391 and 1,882,364 shares of the Company’s common stock issuable underlying the Company’s convertible notes payable and convertible debentures payable, respectively.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows for the fiscal years ended March 31 (in thousands):

	2019	2018
Cash and cash equivalents	$13,704	$10,285
Restricted cash	235	3,685
Total cash and cash equivalents and restricted cash	$13,939	$13,970

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of March 31, 2019 and 2018, the Company had restricted cash of $0.2 million and $3.7 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the short-term nature of its subscription receivables. At March 31, 2019, the Company had three customers that made up 10%, 26% and 36% of the total accounts receivable balance. At March 31, 2018, the Company had three customers that made up 15%, 16% and 34% of the total accounts receivable balance.

The following table provides amounts included in accounts receivable, net for the fiscal years ended March 31 (in thousands):

	2019	2018
Accounts receivable, gross	$4,318	$3,019
Less: Allowance for doubtful accounts	4	29
Accounts receivable, net	$4,314	$2,990

Movements in the balance for bad debt reserve for the years ended March 31, 2019 and 2018, are as follows (in thousands):

	2019	2018
Beginning balance	$29	$-
Bad debt reserve acquired in acquisition	-	21
Additions/(reductions) charged to statements of operations	(3)	8
Less: Bad debt write offs	22	-
Ending balance	$4	$29

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended March 31, 2019 and 2018, the Company capitalized $3.1 million and $0 of internal use software, respectfully.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. No impairment losses have been recorded in the fiscal years ended March 31, 2019 and 2018.

The Company’s reporting unit is the same as its operating segment and reporting segment as described in Note 19 - Business Segment and Geographic Reporting

Intangible Assets with Indefinite Useful Lives

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

Intangible Assets with Finite Useful Lives

The Company has certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Intellectual Property, Customer Relationships, and Capitalized Software Development Costs resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Intellectual Property (15 years), Customer Relationships (1.5-5 years), Domain Names (5 years), and Software (5 years).

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the years ended March 31, 2019 and 2018.

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

In the event the Company receives cash in advance of providing its music services, the Company will also defer an amount of such future royalty and costs to 3rd party music labels, publishers and other providers on its balance sheets. Deferred costs are amortized to expense concurrent with the recognition of the related revenue and the expense is included in cost of sales.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that a statement of cash flows explains the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard effective April 1, 2018 and as a result, the Company reclassified presentation of its statement of cash flows for the year ended March 31, 2019 to include $3.7 million of restricted cash in its beginning cash, cash equivalent and restricted cash balance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill by removing Step 2 from the goodwill impairment test. The Company adopted this guidance effective April 1, 2018. The adoption of this standard did not have a material impact to the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Subsequent to ASU 2016-02, the FASB issued related ASUs, including ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance in ASU 2016-02, intended to clarify the application of certain aspects of the new leases guidance, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 and its respective amendments are effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt the transition method afforded by ASU 2018-11. The Company continues to review the balance sheet impact as a result of adoption of this guidance which is not expected to be material.

In addition, the Company has determined that it will elect and apply the available transition practical expedients upon adoption. By electing these practical expedients, the Company will:

●	not reassess whether expired or existing contracts contain leases under the new definition of a lease;

●	not reassess lease classification for expired or existing leases;

●	not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842;

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

In November 2018, the FASB issued ASU 2018-18 which clarified the interaction between Topic 808 and Topic 606, which makes targeted improvements for collaborative arrangements as follows: a) clarifies that certain transactions between collaborative arrangement participants are within the scope of ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. b) adds unit-of-account (i.e., distinct good or service) guidance to ASC 808 to align with the guidance in ASC 606 to determine whether the collaborative arrangement, or a part of the arrangement, is within the scope of ASC 606. And c) specifies that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, if the collaborative arrangement participant is not a customer, an entity is precluded from presenting the transaction together with revenue recognized under ASC 606. The ASU is effective for public business entities for fiscal years ending after December 15, 2019. For all other entities, the ASU is effective for annual reporting periods ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures, as well as the timing of adoption and the application method.

In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies three specific issues within ASC 842, Leases. Issue 1: Determining the Fair Value of the Underlying Asset by Lessors That Are Not Manufacturers or Dealers provides an exception for lessors that are not manufacturers or dealers for determining fair value of an underlying asset. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in ASC 820. Issue 2: Presentation on the Statement of Cash Flows specifies that lessors that are depository and lending institutions within the scope of ASC 942 will present all “principal payments received under leases” within investing activities on the statement of cash flows. Other lessors will continue to apply the guidance in ASC 842 that requires presentation of all cash receipts from leases within operating activities. Issue 3: Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections provides an exception to the paragraph 250-10-50-3 interim disclosure requirements in the ASC 842 transition disclosure requirements. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures, as well as the timing of adoption and the application method.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 – Revenue

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

The following table represents a disaggregation of revenue from contracts with customers for the years ended March 31, 2019 and 2018 (in thousands):

	Year Ended March 31,
	2019	2018
Revenue
Subscription services	$30,398	$6,459
Advertising	2,904	656
Licensing	399	80
Total Revenue	$33,701	$7,195

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

The following table summarizes the significant changes in contract liabilities balances during the year ended March 31, 2019 (in thousands):

Contract Liabilities
Balance as of March 31, 2018	$1,046
Revenue recognized that was included in the contract liability at beginning of period	(1,046)
Increase due to cash received, excluding amounts recognized as revenue during the period	950
Balance as of March 31, 2019	$950

Note 4 — Business Combinations

During the fiscal year ended March 31, 2018, the Company completed two acquisitions (asset purchase and stock purchase).

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

The Company accounted for the Wantickets asset purchase transaction as a business combination in accordance with ASC 805 “Business Combinations.” Significant other assets assumed were approximately $0.1 million in property and equipment, $0.4 million of trademark and trade names, $1.0 million in software associated with proprietary ticketing technology, and $0.5 million in domain names and customer relationships. For the years ended March 31, 2019 and 2018, the Company incurred approximately $0 and $4 thousand, respectively, in transaction costs associated with the Wantickets asset purchase.

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

Slacker, Inc.

On December 29, 2017, the Company acquired Slacker including its $50.1 million of gross assets for net consideration of $28.6 million consisting of (i) 6,126,788 shares of the Company’s common stock, valued at $20.1 million, (ii) 1,675,893 shares of the Company’s common stock issued to payoff certain debt of Slacker as of the transaction date, valued at $5.5 million, (iii) cash payment of $2.5 million and issuance of 175,000 shares of the Company’s common stock valued at $0.6 million to Slacker and its designees and (iv) the assumption of Slacker’s liabilities of approximately $21.5 million. The acquisition is intended to augment and diversify the Company’s music operating segment. The Company accounted for the acquisition as a business combination. The goodwill recorded for the Slacker acquisition was $9.7 million. Key factors that contributed to the recognition of the Slacker goodwill were the opportunity to consolidate and complement existing content operations, trained workforce, proprietary software and operating platform, and the opportunity to generate future synergies with the Company’s existing business. As a result of the acquisition of the stock of Slacker, the goodwill is not deductible for tax purposes.

The following table summarizes the fair value of consideration transferred in the Slacker acquisition (in thousands):

Consideration	Fair Value
Cash	$2,525
Less cash acquired	(113)
Net cash consideration	2,412
Equity at fair value	26,167
Net consideration	$28,579

The following table summarizes the fair value of the assets assumed in the Slacker acquisition (in thousands):

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

Since the acquisition date, the amount of revenue for Slacker included in the Company’s consolidated statements of operations for the years ended March 31, 2019 and 2018 was $33.2 million and $7.1 million, respectively. The net loss for Slacker included in the Company’s consolidated statements of operations for the years ended March 31, 2019 and 2018 was ($6) million and ($4.1) million, respectively. The Company incurred approximately $0.4 million in transaction costs associated with the Slacker acquisition.

In the quarter ended December 31, 2018, the Company finalized its purchase price allocation for the acquisition of Slacker on December 29, 2017. As a result of obtaining the final valuation of the acquisition, the following changes have been recorded in the current period (in thousands):

Consideration	Final Fair Value	Preliminary Fair Value*	Change**
Cash	$2,525	$2,525	$-
Less cash acquired	(113)	(113)	-
Net cash consideration	2,412	2,412	-
Equity at fair value	26,167	31,911	(5,744)
Net consideration	$28,579	$34,323	$(5,744)

	Final Allocation	Preliminary Allocation*	Change**
Restricted cash	$150	$150	$-
Accounts receivable	3,339	3,339	-
Prepaid expense and other assets	254	254	-
Deferred cost of sales	458	458	-
Property and equipment	400	400	-
Trademarks/tradenames	4,637	11,436	(6,799)
Intellectual property	5,366	8,454	(3,088)
Customer relationships	6,570	6,618	(48)
Software	19,280	19,384	(104)
Goodwill	9,672	5,377	4,295
Deferred tax asset	1,181	1,523	(342)
Allowance for deferred tax asset	(1,181)	(1,523)	342
Assumed current portion of long-term debt	(3,907)	(3,907)	-
Assumed current liabilities	(17,640)	(17,640)	-
Net consideration	$28,579	$34,323	$(5,744)

(* Preliminary fair values recorded as of March 31, 2018.

**The fair value of equity consideration was changed by $5.7 million to reflect the lack of marketability from an 18-month lockout period. Changes in values of Tradenames and Intellectual property due to finalization of royalty rates.)

As a result of the Company finalizing its purchase price allocation for the acquisition of Slacker, amortization expense recorded in the consolidated statements of operations was reduced by $1.9 million in the third quarter of fiscal year ended March 31, 2019.

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal year ended March 31, 2018. Supplemental information on an unaudited pro forma basis, as if these acquisitions had been completed as of April 1, 2017, is as follows (in thousands, except per share data):

The following table presents the revenues and net loss of the combined company for the year ended March 31, 2018 as if the acquisition had been completed on April 1, 2017.

Year Ended March 31,
2018
Revenues	$29,402
Net Loss	(35,470)

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

For the year ended March 31, 2018, the Company has recognized a loss of $1.5 million from the operations of LXL Tickets, and additionally incurred a loss of $2.8 million related to the impairment of all remaining LXL Tickets’ assets. The Company is presenting the operating loss of LXL Tickets on its statements of operations under the heading “Loss from operations of discontinued component.”

Major line items constituting net loss from discontinued operations of LXL Tickets are as follows for the period from May 5, 2017 through March 31, 2018 (in thousands):

Period Ended March 31, 2018
Revenues	$640
Cost of Sales	151
Gross Profit	489
Selling, general and administrative expenses	2,019
Loss on discontinued operations	$(1,530)

Note 6 — Property and Equipment

The Company’s property and equipment at March 31, 2019 and 2018 was as follows (in thousands):

	As of March 31,
	2019	2018
Property and equipment, net
Production equipment	$54	$51
Computer, machinery, and software equipment	573	449
Furniture and fixtures	23	23
Leasehold improvements	19	19
Capitalized internally developed software	3,070	-
Total property and equipment	3,739	542
Less accumulated depreciation and amortization	(1,019)	(149)
Total property and equipment, net	$2,720	$393

Depreciation expense was $0.9 million and $0.1 million for the years ended March 31, 2019 and 2018, respectively.

Note 7 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the years ended March 31, 2019 and 2018 (in thousands):

Goodwill
Balance as of March 31, 2017	$-
Acquisitions	6,698
Discontinued operations	(1,321)
Balance as of March 31, 2018	$5,377
Acquisitions	-
Finalization of purchase price allocation of Slacker (see Note 4*)	4,295
Balance as of March 31, 2019	$9,672

(* Increase in goodwill due to change in fair value of equity consideration transferred and final fair value of assets acquired and liabilities assumed.)

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the year ended March 31, 2019 (in thousands):

Tradenames
Balance as of March 31, 2018	$-
Acquisitions	-
Finalization of purchase price allocation of Slacker (see Note 4*)	4,637
Impairment losses	-
Balance as of March 31, 2019	$4,637

(* Tradenames determined to be indefinite-lived intangible asset in final purchase accounting. Preliminarily booked as a definite lived intangible asset.)

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of March 31, 2019 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$4,819	$14,461
Intellectual property (patents)	5,366	447	4,919
Customer relationships	6,570	3,665	2,905
Domain names	29	8	21
Total	$31,245	$8,939	$22,306

The Company’s finite-lived intangible assets were as follows as of March 31, 2018 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,384	$968	$18,416
Trademark/trade name	11,436	572	10,864
Intellectual property (patents)	8,454	141	8,313
Customer relationships	6,618	739	5,879
Domain names	29	2	27
Total	$45,921	$2,422	$43,499

The Company’s amortization expense on its finite-lived intangible assets was $6.5 million and $2.4 for the years ended March 31, 2019 and 2018, respectively.

The Company estimated future amortization expense on its finite-lived intangible assets as of March 31, 2019 to be as follows (in thousands):

For Years Ended March 31,
2020	$5,683
2021	4,744
2022	4,744
2023	3,648
2024	358
Thereafter	3,129
$22,306

Note 8 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2019 and 2018 were as follows (in thousands):

	As of March 31,
	2019	2018

Accounts payable	$18,316	$10,996
Accrued liabilities	2,519	1,158
Due to related parties	71	53
	$20,906	$12,207

Note 9 — Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. In February, 2018, the Note holder filed a claim for collection of the Note (see Note 14 – Commitments and Contingencies). In February 2019, as part of a settlement agreement, the parties agreed to the repayment of the Note on or before June 30, 2019. As of March 31, 2019 and 2018, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

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

The June 2018 Debentures mature on June 29, 2021, accrue interest at 12.75% per year, and are convertible into shares of common stock of the Company at a conversion price of $10.00 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the June 2018 Debentures will have the right, at their option, to require the Company to redeem an aggregate of up to $0.2 million of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such a redemption prior to December 28, 2018. The Company will be required to promptly, but in any event no more than two trading days after a holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of common stock. At the Company’s election and subject to certain limitations, the Company may also pay interest in shares of its common stock. If the Company elects to pay the redemption amount or interest in shares of its common stock, then, subject to the next sentence, the shares will be delivered based on a price equal to the lesser of (a) a 10% discount to the average of the three lowest daily volume weighted average prices of the Company’s common stock over the prior 20 trading days, or (b) the Conversion Price, subject to a certain minimum price per share and if certain conditions are met. The Company will not have the right to, and will not, make any redemption or interest payment in shares of its common stock unless and until it has obtained the requisite consent of its stockholders under the rules of Nasdaq or if the issuance of shares as a result of such election would reduce the number of shares that the Company is permitted to issue under Nasdaq listing standards upon the conversion in full of the June 2018 Debentures.

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

On February 11, 2019, the Company amended the SPA with the Purchasers to obtain additional financing, increasing the cash purchase price of the Debentures by $3.0 million, $3.2 million in aggregate principal amount, of its 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “February 2019 Debentures” and together with the June 2018 Debentures, the “Debentures”). In conjunction with the additional financing, the Company (i) recorded issuance costs of $0.1 million against the liability, (ii) modified certain financial liquidity covenants in the Debentures, (iii) modified the definition of “Monthly Allowance” by increasing it from $170,000 to $221,000, and (iv) amended the definition of “Prepayment Amount” to mean, with respect to any payment of the Debentures prior to the maturity date, the entire outstanding principal balance (including any original issue discount) of the Debenture, all accrued and unpaid interest thereon, together with a prepayment premium (the “Prepayment Premium”) equal to the following: (a) if the Debentures are prepaid on or after the original issuance date, but on or prior to December 31, 2019, all remaining regularly scheduled interest to be paid on the Debentures from the date of such payment of the Debentures to, but excluding, December 31, 2019, plus 10% of the entire outstanding principal balance of the Debentures, (b) if the Debentures are prepaid after December 31, 2019, but on or prior to June 30, 2020, 10% of the entire outstanding principal balance of the Debentures; (c) if the Debentures are prepaid on or after June 30, 2020, but on or prior to December 31, 2020, 8% of the entire outstanding principal balance of the Debentures; and (d) if the Debentures are prepaid on or after December 31, 2020, but prior to the maturity date, 6% of the entire outstanding principal balance of the Debentures. The terms of the February 2019 Debentures were otherwise the same as the June 2019 Debentures. The outstanding principal balance of the Debentures at March 31, 2019 was $13.2 million, which included $0.1 million of accrued interest. The Company evaluated the amendment and the modification was not required to be accounted for as an extinguishment as the instruments are not considered substantially different under ASC 470-50, Debt – Modifications and Extinguishment. As a result of the modification, the change in fair value of the embedded conversion feature was recorded as an additional debt discount of $0.2 million with a corresponding increase to additional paid in capital.

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

The Company has evaluated the Debentures agreements and has identified two derivative instruments which are bifurcated from the underlying Debentures relating to provisions around an event of default and mandatory prepayments upon divestitures exceeding certain thresholds. The Company has performed a fair value analysis using a binomial lattice calculation on the event of default derivative instruments using the following assumptions. Coupon Rate: 12.75%, Term: 3.0 years, Volatility: 18.3%, Market Rate: 13.0%, Probability of Divesture: 5.0% and Probability of Default: 7.74%. The Company determined that at issuance, the fair value of the instruments was $0.2 million. The Company has recorded the fair value of the derivatives and corresponding debt discount within June 2018 Debentures on the Company’s consolidated balance sheet.

At March 31, 2019, the Company performed a fair value analysis using a risk neutral model on the default event derivative instrument using the following assumptions: Coupon Rate: 12.75%, Term: 2.25 years, Discount Rate: 17.47 – 17.66%, Risk Free Rate: 2.26%, Recovery Rate: 53.99% and Probability of Default: 30.97%. The Company determined that as of the assessment date, the fair value is $0.6 million. The change in fair value of $0.3 million is recorded in Other income (expense) on the Company’s consolidated statements of operations at March 31, 2019.

As of the date of this Annual Report, the Debentures holders have sent redemption notices for December 2018, January 2019, February 2019, March 2019, April 2019, May 2019 and June 2019. The Company has repaid $0.3 million of principal in January 2019, $0.2 million of principal in each month in February 2019, March 2019, April 2019 and May 2019, respectively.

	March 31,	March 31,
	2019	2018
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$13,101	$-
Accrued interest	142	-
Fair Value of Embedded Derivatives	586	-
Less: Discount	(1,434)	-
Net	12,395	-
Less: Senior Secured Convertible Debentures, current	2,111	-
Senior Secured Convertible Debentures, long-term	$10,284	$-

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

Note 12 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at March 31, 2019 and 2018 were as follows (in thousands):

	As of March 31,
	2019	2018
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2021	$3,850	$3,581
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2021	967	900
Less: Discount	(76)	(533)
Net	4,741	3,948
Less: Convertible Note Payable - Related Party, current	-	-
Convertible Notes Payable - Related Party, long-term	$4,741	$3,948

Unsecured Convertible Notes - Third Party
(C) 6% Unsecured Convertible Note - Due September 13, 2018	$-	$164
(D) 6% Unsecured Convertible Notes - Due between January 31, 2018 and September 30, 2018	-	950
(E) 6% Unsecured Convertible Note - Due January 31, 2018	-	52
Less: Accumulated amortization of Valuation Discount	-	(198)
Net	-	968
Less: Unsecured Convertible Notes - Third Party, current	-	968
Unsecured Convertible Notes - Third Party, long term	$-	$-

Total Unsecured Convertible Notes, current	$-	$968

Total Unsecured Convertible Notes, long term	$4,741	$3,948

Total principal maturities of the Company’s long-term borrowings, including 2018 Debentures, unsecured convertible notes, and note payable are $0.3 million for the year ending March 31, 2020, $0 for the year ending March 31, 2021 and $18.2 million for the year ending March 31, 2022.

As of March 31, 2019, and 2018, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note (the “Senior Notes”) with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively, each as subsequently amended. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019 and further extended to May, 2021. At March 31, 2018, the balance due of $3.6 million included no accrued interest outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six 6% unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018. For the year ended March 31, 2018, the Company amortized $0.4 million of discount to interest expense, and the unamortized discount as of March 31, 2018 was $0.5 million. As of March 31, 2018, no accrued interest was added to the principal balance.

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

On March 31, 2019, the Company entered into a further Amendment of Notes Agreement (the “Second Amendment Agreement”) with Trinad Capital in which the maturity date of all of the Company’s 7.5% Unsecured Convertible Notes were all extended to May 31, 2021. The Company evaluated the Second Amendment Agreement and the modification was required to be accounted for as Troubled Debt Restructuring under ASC 470-50, Debt – Modifications and Extinguishment as it has been determined that there is substantial doubt about the Company’s ability to continue as a going concern (See Note 1.) and Trinad Capital granted the Company a concession, as the effective interest rate of the amended Note is less than that of the original Notes.

The Company may not redeem the convertible notes issued to Trinad Capital prior to May 2021 without Trinad Capital’s consent.

(C) On September 14, 2016, the Company issued a 6% unsecured convertible note payable to a certain investor for total principal amount of $0.2 million. This note was due on September 13, 2018. In June 2018 the entire $0.2 million of principal and interest was converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to additional paid in capital (“APIC”) as a result of the conversion. During the years ended March 31, 2019 and 2018, the Company amortized $0 and $0.1 million, respectively, of such discount to interest expense, and the unamortized discount as of March 31, 2019 and 2018 was $0 and $34 thousand, respectively. As of March 31, 2018, $14 thousand of accrued interest was added to the principal balance.

(D) Between November 22, 2016 and March 29, 2017, the Company issued seven 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.2 million. The notes are due on various dates through September 30, 2018. On March 12, 2018, $0.4 million of principal and interest of the notes were converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 24,760 warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. In June 2018, the entire remaining $1.0 million of principal and interest of the notes was converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion. For the years ended March 31, 2019 and 2018, the Company amortized less than $0.1 million and $0.9 million, respectively, of such discount to interest expense, and the unamortized discount as of March 31, 2019 and 2018 was $0 and $0.2 million, respectively.

(E) Between April 5, 2017 and June 29, 2017, the Company issued ten 6% unsecured convertible notes payable to certain investors for aggregate total principal of $1.7 million. The notes were due on various dates through June 29, 2018. On March 12, 2018, $1.7 million of principal and interest were converted into shares of the Company’s common stock, and $0.2 million of debt discount was charged to APIC as a result of the conversion. In addition, the noteholders received 115,559 warrants, with an exercise price of $4.00 per share, as an incentive to convert the notes prior to its maturity date. For the years ended March 31, 2019 and 2018, the Company amortized $0 and $1.5 million of such discount to interest expense, and the unamortized discount as of March 31, 2019 and 2018 was $0. In July 2018, the remaining $0.1 million of principal and interest of the notes was converted into shares of the Company’s common stock, and less than $0.1 million of debt discount was charged to APIC as a result of the conversion.

Note 13 — Related Party Transactions

Management Services from Trinad Management LLC

Pursuant to the Management Agreement (the “Management Agreement”) with Trinad Capital Management LLC (“Trinad LLC”) entered into on September 23, 2011, Trinad LLC agreed to provide certain management services to the Company through September 22, 2014 and on a month-to-month basis thereafter, including, without limitation, the sourcing, structuring and negotiation of potential business acquisitions and customer contracts for the Company. Under the Management Agreement, the Company compensated Trinad LLC for its services by (i) paying a fee equal to $2.1 million, with $0.1 million payable in advance of each consecutive 3-month calendar period during the term of the Management Agreement and with $1.0 million due at the end of the 3-year term, and (ii) issuing a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.225 per share (the “Warrant”). The Warrant was exercisable in whole or in part by Trinad LLC at any time for a period of 10 years. On August 25, 2016, the Warrant was fully exercised on a cashless basis at an exercise price of $0.225 per share, resulting in the issuance of 716,216 shares of the Company’s common stock. Pursuant to the terms of the Employment Agreement, dated as of September 7, 2017, Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder and the Managing Member of Trinad LLC, agreed that effective as of the date of the consummation of the Public Offering (December 27, 2017), Trinad LLC would no longer receive the monthly fee under the Management Agreement. For year ended March 31, 2018, the Company incurred $0.3 million of such fees.

The $1.0 million due to Trinad LLC at the end of the 3-year term was reflected as a liability on the March 31, 2016 balance sheet. Pursuant to the terms of the Management Agreement with Trinad LLC, during March 2017, the Company paid $0.8 million of the amount that was due at the end of the three-year term of the Management Agreement. The remaining $0.2 million due was paid in April 2017.

Rent

During the year ended March 31, 2018, the Company subleased office space from Trinad LLC for no cost to the Company as part of the Management Agreement. Such lease amounts were immaterial.

Due to Related Parties

As of March 31, 2019 and 2018, the amount due to related parties was less than $0.1 million in the aggregate, payable to Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. This amount was provided to the Company for working capital as needed and is unsecured, noninterest bearing advance with no formal terms of repayment.

Note 14 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of March 31, 2019, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $2.0 million for the fiscal year ending March 31, 2020, $1.6 million for the fiscal year ending March 31, 2021, $1.4 million for the fiscal year ending March 31, 2022 and $0.8 million for the fiscal year ending March 31, 2023. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events. As of March 31, 2019, the Company had prepaid minimum guarantees of $0.3 million in content acquisition costs related to minimum guarantees.

Contractual Obligations

As of March 31, 2019, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $2.0 million for the fiscal year ending March 31, 2020 and $0.8 million for the fiscal year ending March 31, 2021.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of March 31, 2019, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Employment Agreements

As of March 31, 2019, the Company has employment agreements with five key employees (Chief Executive Officer, Chief Operating Officer, Chief Strategy Officer, Senior Executive Vice President and Chief Financial Officer) that provide annual salary payments of $1.4 million in the aggregate and target bonus compensation of up to $1.4 million for the year ending March 31, 2020, salary payments of $0.9 million and target bonus compensation of up to $0.9 million for the year ending March 31, 2021 salary payments of $0.9 million and target bonus compensation of up to $0.9 million for the year ending March 31, 2022, and salary payments of $0.3 million and target bonus compensation of up to $0.6 million for the year ending March 31, 2023.  In addition, our Chief Strategy Officer earned a bonus of $0.1 million for the fiscal year ended March 31, 2018, in his role as our former Chief Financial Officer, in connection with the completion of our public offering in December 2017, which was payable in the fiscal year ended March 31, 2019, and subsequently agreed to extended payment of such bonus to the fiscal year ending March 2020.  Furthermore, the employment agreements contain severance clauses that could require severance payments in the aggregate amount of $11.1 million (excluding the value of potential accelerated vesting of equity awards granted to such executive officers).

Legal Proceedings

On March 3, 2016, Blink TV Limited and Northstar Media, Inc. (collectively, the “Plaintiffs”) filed a claim in the Los Angeles County Superior Court of California against the Company and LiveXLive, alleging breaches of two different license agreements for the live-streaming rights to “Bestival,” an annual music festival which takes place on the Isle of Wight in England. The Company and LiveXLive demurred to the complaint on May 10, 2016, and, prior to the hearing on the demurrer, Plaintiffs amended their complaint. The amended complaint no longer states a claim against LiveXLive Media and only states a single cause of action against LiveXLive for the alleged breach of a single license agreement. Plaintiffs are seeking $0.3 million in damages. To date, LiveXLive has vigorously contested Plaintiffs’ claims. In doing so, on December 23, 2016, LiveXLive filed a cross-complaint against Plaintiffs for breach of contract and breach of the implied covenant of good faith and fair dealing. LXL was notified on September 27, 2017, that Blink TV Limited is in bankruptcy in England and now has liquidators in place who are assuming the litigation. The liquidators will need to move for permission to substitute in as the real parties in interest. Trial was set for October 1, 2018. In June 2018, LiveXLive settled the claim with the Plaintiffs for an immaterial amount. In July 2018, a final dismissal of this matter was entered in court.

On July 17, 2017, Exodus Festival, Inc. (“Exodus”) filed a demand for arbitration with the International Centre for Dispute Resolution (“ICDR”), a division of the American Arbitration Association (the “AAA”), against Wantickets and LXL Tickets, in connection with event proceeds of $0.2 million allegedly owed by Wantickets to Exodus pursuant to a certain Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Exodus on or about October 20, 2015 (the “Exodus-Wantickets Agreement”). Exodus alleges that LXL Tickets assumed Wantickets’ obligations under the Exodus-Wantickets Agreement pursuant to the Asset Purchase Agreement, dated May 5, 2017, among Wantickets, LXL Tickets, the Company and certain other persons. On January 8, 2018, the arbitrator denied LXL Tickets’ preliminary motion requesting for the arbitration claim to be dismissed based on jurisdictional and other arbitrability arguments and ruled that LXL Tickets assumed the Exodus-Wantickets Agreement by performing under the contract and/or as a successor interest. In June 2018, the parties concluded a formal arbitration proceeding with the arbitrator to determine to what extent is LXL Tickets liable to Exodus for the event proceeds allegedly owed to Exodus by Wantickets.  In August 2018, the arbitrator issued a decision adverse to LXL Tickets whereby Exodus was awarded the sum of $0.2 million against LXL Tickets. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter.

On November 29, 2017, CL, LLC (d/b/a Light Nightclub) and CDBC, LLC (d/b/a Daylight Beach Club) (collectively, “Light”) filed a claim in the District Court, Clark County, Nevada against Wantickets, the Company, LXL Tickets, Joseph Schnaier and Brian Landow, alleging total damages in excess of $0.3 million (plus attorneys’ fees) (the “Claim Amount”) and (i) as to Wantickets and Mr. Schnaier, breach of contract with respect to the Presale Agreement For On-line Ticket Sales Services, entered into by and between Wantickets and Light on or about September 30, 2016, and breach of implied covenant of good faith and fair dealing, (ii) as to Mr. Landow, tortious interference with contract, (iii) as to the Company and LXL Tickets, successor in interest liability, and (iv) as to all defendants (except for Mr. Landow), unjust enrichment. In connection with this action, on October 3, 2017, Light entered into a settlement agreement with Wantickets and Mr. Schnaier, pursuant to which, among other things, Mr. Schnaier agreed to pledge all of his shares in the Company (the “Schnaier Shares”) to secure his stipulated confession of judgment given to Light if Wantickets and Mr. Schnaier do not pay the Claim Amount by November 20, 2017. Wantickets and Mr. Schnaier have failed to pay the Claim Amount to Light by such date. Accordingly, on December 19, 2017, the court entered such confession of judgment and judgment against Wantickets and Mr. Schnaier. On December 22, 2017, the Company filed an answer on behalf of LXL Tickets that generally denied all the claims in Light’s complaint.  In June 2018, an affiliate of Mr. Schnaier transferred approximately 51,500 shares of the Company’s common stock to Light to allow Light to sell such shares to satisfy the Claim Amount. On November 8, 2018, the Company, LXL Tickets and Light entered into a Settlement Agreement, pursuant to which each party released the other from any and all claims and damages related to this dispute, and a Stipulation for Dismissal with Prejudice, pursuant to which Light dismissed this matter as to the Company and LXL Tickets with prejudice with each party to bear their own attorney’s fees and costs of suit. The court subsequently approved such Stipulation. No consideration was paid by either the Company or LXL Tickets to Light related to this settlement. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for and its costs and expenses incurred in connection with this matter. As of March 31, 2019, the potential range of loss related to this matter was not material.

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. We believe that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and the Company intends to vigorously defend LXL Tickets and any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. As of March 31, 2019, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration shall be paid by the Company to the plaintiff related to this settlement.

On October 11, 2018, Manatt, Phelps & Phillips, LLP filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff (the “Manatt DE Action”). Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. On February 19, 2019, the parties entered into a settlement agreement and agreed to release each other from all claims and damages relating to this matter, pending the repayment by the Company of the promissory note discussed above by June 30, 2019 and the sale of such shares by Manatt in compliance with such order. The parties further agreed that within three days after the later of (i) Manatt’s sale of all of their shares pursuant to the court’s order in compliance therewith, or (ii) the promissory note repayment by such due date, the parties agreed to dismissal of this Delaware action and the California action with prejudice. Such settlement was approved by the court on March 4, 2019. Other than the repayment of the note and accrued interest in full, no additional consideration shall be paid by the Company to the plaintiff related to this settlement.

On March 30, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity controlled by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (an entity controlled by Mr. Schnaier) and Wantickets (an entity controlled by Mr. Schnaier) filed a complaint in the Supreme Court of the State of New York County of New York against each of the Company, LXL Tickets, Robert Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A., the Company’s former transfer agent (“Computershare”). The complaint alleges, among other things, that the defendants fraudulently induced Mr. Schnaier to invest in the Company and consummate the acquisition of certain operation assets of Wantickets, breach of Schnaier’s employment agreement with LXL Tickets, fraudulent inducement related to Mr. Schnaier’s inability to sell shares of the Company’s common stock and related negligence claims against Computershare, and certain defamation claims. Plaintiffs are seeking equitable relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat certain results for Mr. Schnaier’s self-serving and improper purposes. The Company has and intends to continue to vigorously defend all defendants in this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement entered into on May 5, 2017, among the plaintiffs, the Company and LXL Tickets (the “APA”)), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including ongoing discovery with the trial not expected to commence, if any, until the first quarter of the Company’s fiscal year ending March 31, 2021. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. Per the court order issued in May 2019, the parties agreed to allow Mr. Schnaier sell his remaining shares of the Company’s common stock on an ongoing basis.

The Company has and intends to continue to vigorously defend all defendants against any liability to the plaintiff with respect to such claims. As of March 31, 2019, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the years ended March 31, 2019 and 2018, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by a number of third- parties of less than $0.1 million and $0.4 million, respectively. Each of the full amounts were expensed and included in general and administrative expenses during their respective years ended March 31, 2019 and 2018.

While the resolution of the above matters cannot be predicted with certainty, other than as set forth above the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s financial statements.

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

Leases

Beginning on August 1, 2017, the Company was given the right to occupy approximately 5,200 square feet of office space in West Hollywood, California. The space was provided to the Company by an unrelated third party and is fully furnished. The Company compensated the landlord in cash at the rate of approximately $38 thousand per month for months that the Company occupied the space. The Company or the third party had the right to terminate the arrangement at any time without prior notice, and the Company terminated this arrangement subsequent to the year end, effective April 30, 2019.

Subsequent to the year end, on May 1, 2019 the Company entered into a month to month agreement with a third party to lease office space in Los Angeles, California for $20 thousand per month.

Slacker leases its San Diego, California premises under operating leases expiring on December 31, 2019. Rent expense for the operating leases totaled $0.4 million for the year ended March 31, 2019 and $0.1 million for the period from acquisition on December 29, 2017 through March 31, 2018.

Total rent expense for the fiscal years ended March 31, 2019 and 2018 was $1.0 million and $0.7 million, respectively.

Future minimum lease payments under noncancelable operating leases as of March 31, 2019, with initial or remaining terms of one or more years are as follows (in thousands):

Year Ending March 31, 2020
Operating Leases	$244

Non-Income Related Taxes

In general, the Company has not historically collected state or local sales, use or other similar taxes in any jurisdictions in which the Company does not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of its music subscription services. In addition, the Company has not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which it has a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. The Company evaluated the new requirements, and based upon its assessment determined that its sales tax exposure was not material to the financial results as of March 31, 2019.  The Company is in the process of determining how and when its collection practices will need to change in the relevant jurisdictions, including obtaining resale certificates from third party resellers of the Company’s music services, as necessary.

Note 15 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company made matching contributions of less than $0.1 million to the 401(k) Plan for the year ended March 31, 2019 and from the acquisition date of Slacker on December 29, 2017 through March 31, 2018, respectively.

Note 16 — Stock-Based Compensation

The Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserves a total of 12,600,000 shares of the Company’s common stock for issuance. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The maximum contractual term for awards is 10 years. As of March 31, 2019, there were 5,832,508 shares of common stock available for future issuance under the 2016 Plan.

Options Grants to Employees

The Company recognized share-based compensation expense to employees of $7.2 million and $3.2 million during the years ended March 31, 2019 and 2018, respectively. The total tax benefit recognized related to this share-based compensation expense to employees was $0 for the years ended March 31, 2019 and 2018. As of March 31, 2019, unrecognized compensation costs for unvested awards to employees was $4.0 million, which is expected to be recognized over a weighted-average period of 0.7 years on an accelerated basis. The maximum contractual term for awards is 10 years.

The following table provides information about our option grants to employees for the last two fiscal years:

	Year Ended March 31,
	2019	2018
Number of options granted	1,237,500	4,883,333
Weighted-average exercise price per share	$4.63	$3.56
Weighted-average grant date fair value per share	$2.23	$3.48

The grant date fair value of each of these option grants to employees was determined using the Black-Sholes-Merton option-pricing model with the following assumptions:

	Year Ended March 31,
	2019	2018
Expected volatility	47.43%-52.30%	47.80% - 205.93%
Dividend yield	0.00%	0.00%
Risk-free rate	2.52%-2.96%	1.63%-2.69%
Expected term (in years)	5.10-7.00	5.12-10.00

The following table summarizes the activity of our options to employees during the years ended March 31, 2019 and 2018:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding as of March 31, 2017	-	$-
Granted	4,883,333	3.56
Exercised	-	-
Forfeited or expired	(1,083,332)	1.65
Outstanding as of March 31, 2018	3,800,001	4.10
Granted	1,237,500	4.63
Exercised	-	-
Forfeited or expired	(157,500)	5.49
Outstanding as of March 31, 2019	4,880,001	3.95
Exercisable as of March 31, 2019	1,902,227	3.79

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2019 was 8.8 years and 8.8 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was $7.2 million and $3.0 million, respectively, at March 31, 2019.

Options Grants to Non-Employees

The Company recognized share-based compensation expense to non-employees of $0.1 million and less than $0.1 million during the years ended March 31, 2019 and 2018, respectively. The total tax benefit recognized related to this share-based compensation expense to non-employees was $0 for the years ended March 31, 2019 and 2018. As of March 31, 2019, unrecognized compensation costs for unvested awards to non-employees was $43 thousand, which is expected to be recognized over a weighted-average period of 0.4 years on an accelerated basis. The maximum contractual term for awards is 10 years.

The following table provides information about our option grants to non-employees for the last two fiscal years:

	Year Ended March 31,
	2019	2018
Number of options granted	-	101,667
Weighted-average exercise price per share	$-	$4.00
Weighted-average grant date fair value per share	$-	$1.84

The grant date fair value of each of these option grants to non-employees was determined using the Black-Sholes-Merton option pricing model with the following assumptions:

	Year Ended March 31,
	2019	2018
Expected volatility	-%	47.80%-48.69%
Dividend yield	-%	0.00%
Risk-free rate	-%	2.65%
Expected term (in years)	-	5.50-6.00

The following table summarizes the activity of our options to non-employees during the years ended March 31, 2019 and 2018:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding as of March 31, 2017	-	$-
Granted	101,667	4.00
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2018	101,667	4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2019	101,667	4.00
Exercisable as of March 31, 2019	-	-

The weighted average remaining contractual term for options to non-employees outstanding as of March 31, 2019 was 8.9 years. The intrinsic value of options to non-employees outstanding and options to non-employees exercisable was $0 at March 31, 2019.

Restricted Stock Units Grants

The Company recognized share-based compensation expense to employees of $2.1 million and $0 million during the years ended March 31, 2019 and 2018, respectively. Compensation expense resulting from restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. The total tax benefit recognized related to this share-based compensation expense to employees was $0 for the years ended March 31, 2019 and 2018. As of March 31, 2019, unrecognized compensation costs for unvested awards to employees was $4.3 million, which is expected to be recognized over a weighted-average period of 1.3 years on an accelerated basis.

The following table provides information about our restricted stock units grants to employees for the last two fiscal years:

	Year Ended March 31,
	2019	2018
Number of units granted	1,377,391	-
Weighted-average grant date fair value per share	$4.64	$-

The following table summarizes the activity of our restricted stock units to employees during the years ended March 31, 2019 and 2018:

Number of Shares
Outstanding as of March 31, 2018	-
Granted	1,377,391
Vested	-
Canceled	-
Outstanding as of March 31, 2019	1,377,391
Vested and expected to vest at March 31, 2019	1,377,391

The weighted-average remaining contractual term for restricted stock units to employees outstanding and vested and expected to vest as of March 31, 2019 was 1.3 years, respectively. The intrinsic value of restricted share units to employees outstanding and vested and expected to vest was $1.2 million, respectively, at March 31, 2019.

Note 17 — Stockholders’ Deficit

Issuance of Common Stock for Services to Consultants

During the year ended March 31, 2019 and 2018, the Company issued 449,374 and 725,885 restricted shares of its common stock valued at $2.2 million and $3.4 million, respectively, to certain Company consultants. During the year ended March 31, 2019 and 2018, the Company recorded $3.1 million and $1.7 million, respectively, of expense related to the restricted stock issuances. As of March 31, 2019, the remaining unrecognized compensation cost of approximately $0.6 million is expected to be recorded over the next year as shares vest.

Issuance of Common Stock for Services to Employees

During the year ended March 31, 2019 and 2018, the Company issued 0 and 408,433 shares of its common stock valued at $0 and $1.9 million, respectively, to certain employees. During the year ended March 31, 2019 and 2018, the Company recorded $0.5 million and $1.2 million, respectively, of expense related to the stock issuances. As of March 31, 2019, the remaining unrecognized compensation cost of $38 thousand is expected to be recorded over the next year as the shares vest.

Additional details of the Company’s issuances of its restricted common stock to employees during the years ended March 31, 2019 and 2018 are as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested as of March 31, 2017	-	$-
Granted	408,433	4.58
Vested	(220,933)	4.21
Forfeited or expired	-
Non-vested as of March 31, 2018	187,500	5.01
Granted	-
Vested	(172,222)	5.01
Forfeited or expired	-	-
Non-vested as of March 31, 2019	15,278	5.01

Warrants

During the year ended March 31, 2018, the Company issued warrants along with a series of convertible notes to acquire 740,834 shares of the Company’s common stock valued at $1.4 million at an exercise price of $0.01-0.03 per share.

During the year ended March 31, 2018, 790,834 warrants were exercised into 790,834 shares of the Company’s common stock for net proceeds of $15 thousand.

On February 21, 2018, the Company issued warrants to acquire 20,000 shares of the Company’s common stock in exchange for services performed by nonemployees. These warrants were valued at $28 thousand at an exercise price of $4.05 per share. The aggregate fair value of the 20,000 warrants issued was determined to be $28 thousand using the Black-Scholes-Merton option pricing model with the following average assumptions: risk-free interest rate of 2.44%; dividend yield of 0%; volatility rate of 48.20%; and an expected life of three years.

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

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2017	50,000	$0.30	2.99
Granted	908,197	0.75	2.50
Exercised	(790,834)	0.02	2.25
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2018	167,363	4.01	2.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2019	167,363	4.01	1.94
Exercisable, March 31, 2019	167,363	4.01	1.94

At March 31, 2019, the intrinsic value of warrants outstanding and exercisable was $0.2 million.

Authorized Common Stock and Creation of Preferred Stock

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

Note 18 — Income Tax Provision

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, imposed limitations on certain tax deductions such as fringe benefits including employee parking, executive compensation in future periods, and included numerous other provisions. Since the Company is not in a current U.S. federal tax paying position, the U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

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

The components of pretax loss and provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2019	2018
Loss before income taxes:
Domestic	$(37,544)	$(23,330)
Foreign	-	-
Total loss before income taxes	$(37,544)	$(23,330)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	7	6
Foreign	-	-
Total Current	7	6

Deferred:
U.S. Federal	-	-
State	211	-
Foreign	-	-
Total Deferred	211	-
Total provision for income taxes	$218	$6

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2019	2018

Income taxes computed at Federal statutory rate	$(7,884)	$(7,360)
State tax — net of federal benefit	(1,555)	(330)
State minimum taxes	7	6
Change in valuation allowance	8,987	6,311
Permanent differences	663	1,379
Total provision for income taxes	$218	$6

At March 31, 2019 and 2018, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $70.5 million and $54.3 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2024. Of the $70.5 million of federal net operating loss carryforwards, $54.3 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”), the remaining $16.2 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation.

The Company obtained $136 million and $2.6 million of net operating loss and credit carryforwards, respectively, through the acquisition of Slacker, Inc. in December 2017.  Utilization of these losses is limited by Section 382 and 383 of the Code in fiscal year end March 31, 2018 and each taxable year thereafter.  The Company has estimated a limitation and revalued the losses and credits at $22 million and $0, respectively.  It is possible that the utilization of these NOL carryforwards and tax credits may be further limited. The Company is undertaking a study to determine the applicable limitations, if any. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2014 and forward are subject to examination by the federal and California tax authorities due to the carryforward of unutilized net operating losses.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2019 and 2018, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and liabilities are as follows as of (in thousands):

	Year Ended March 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$18,005	$12,469
Property and equipment	135	122
Accruals and reserves	796	333
Stock compensation	3,154	1,003
Tax credits	-	2,618
Capital loss carryforward	556	502
Gross deferred tax assets	22,646	17,047

Deferred tax liabilities:
Intangible assets	(6,832)	(10,009)

Net deferred tax assets	15,814	7,038
Valuation allowance	(16,025)	(7,038)
Net deferred tax liability	$(211)	$-

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying Consolidated Statements of Operations to offset its pre-tax losses. The valuation allowance is $16.0 million and $7.0 million for the years ended March 31, 2019 and 2018, respectively.

Note 19 — Business Segment and Geographic Reporting

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”).

Management has determined that the Company has one operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $13.7 million and $1.8 million for the year ended March 31, 2019 and in the period from the acquisition of Slacker on December 29, 2017 through March 31, 2018, respectively.

Geographic Information

The Company operates as an Internet live music streaming platform based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 20 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2019
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$586	$-	$-	$586

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

Amount
Balance as of March 31, 2018	$-
Bifurcated embedded derivative recognized on issuance of senior secured convertible debentures	263
Total fair value adjustments reported in earnings	323
Balance as of March 31, 2019	$586

The Company did not elect the fair value measurement option for the following financial assets and liabilities. The fair values of certain financial instruments and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	March 31, 2019
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$13,704	$13,704	$-	$-
Restricted cash	235	235	-	-
Liabilities:
Note payable	312	-	-	312
Senior secured convertible debentures, net	11,809	-	-	13,737
Unsecured convertible notes payable, net	4,741	-	-	8,844

	March 31, 2018
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$10,285	$10,285	$-	$-
Restricted cash	3,685	3,685	-	-
Liabilities:
Note payable	294	-	-	294
Bank debt	3,500	-	3,500	-
Unsecured convertible notes payable, net	4,916	-	-	4,916

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2019 and 2018. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at March 31, 2019 and 2018.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s bank debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The Company’s debentures, embedded derivatives and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions. The debentures, embedded derivates and unsecured convertible notes are valued using a binomial lattice model, a risk neutral model and a yield model with a Black-Scholes-Merton option pricing model, respectively. The Company has recognized $0.3 million of expense in the year ended March 31, 2019, related to the fair value of bifurcated derivatives through other income (expense). The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of the material weaknesses in internal control over financial reporting, described in Management’s Annual Report on Internal Control Over Financial Reporting below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2019 due to material weaknesses that existed in our internal controls. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of March 31, 2019, the following material weaknesses existed as of that date:

Ineffective design, implementation and operating effectiveness of internal controls over:

●	management’s identification of and accounting for significant and unusual transactions; specifically over measurement period adjustments related to a business combination and the accounting for modifications of complex debt instruments, including review of valuation reports and key underlying assumptions; and

●	revenue recognition and accounting for royalties, including the identification and testing of certain application controls within its information systems around the provisioning of accounts and tracking of related revenue and royalty expense, as well as the completeness and accuracy of key revenue and royalty reports used in the operation of certain control activities.

Notwithstanding the material weaknesses discussed above, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

Our independent registered public accounting firm, BDO USA, LLP, audited our consolidated financial statements for the fiscal year ended March 31, 2019 included in this Annual Report, and has issued an audit report with respect to the effectiveness of our internal control over financial reporting, a copy of which is included below in this Annual Report.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Our management, with oversight of the Audit Committee of our Board of Directors has identified and begun to implement several steps to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. During fiscal 2020, our management is committed to remediating the material weakness through continuing training and hiring of personnel, improving the timeliness of our accounting close process, and continuing to enhance our financial review controls. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

Fiscal 2018 Form 10-K Material Weaknesses Remediated

Based on management’s assessment of our internal control over financial reporting discussed above, management concluded that certain material weaknesses identified in fiscal 2018 and reported in our Annual Report on Form 10-K for the year ended March 31, 2018, were substantially remediated. The prior year material weaknesses that were remediated in fiscal 2019 included operating effectiveness of ITGCs (excluding automated application controls) in accordance with the five components of the 2013 COSO framework at our corporate location, establishing entity level internal controls and oversight, hiring of personnel throughout fiscal 2019, engaging third party experts to assist in the internal control design, testing and remediation efforts in fiscal 2019, and improvement in internal controls over the accounting for income taxes, payroll-related items, stock-based compensation and treasury-related. This was achieved through the culmination of various efforts, execution of management’s remediation plan, and improvements made throughout the year, as summarized below. Management validated its conclusion that these items were properly remediated through its evaluation and testing, which was completed as of March 31, 2019.

Management, with oversight of our Audit Committee of our Board of Directors, completed numerous remediation actions and made improvements to its control environment and processes throughout fiscal 2019. The remediation actions to address the reported material weaknesses in fiscal 2018 included, but were not limited to, the following:

●	In April 2018, we hired Michael Zemetra as our EVP and CFO. Subsequent to his hiring, Mr. Zemetra served as the Company’s principal financial and accounting officer, hired an internal accounting team and replaced all historical outsourced financial functions with internal processes and personal;

●	Development of a shared services center in Los Angeles to support our finance and accounting functions and the integration of related processes and controls, including our financial close, treasury, payables and consolidation processes;

●	Integration of various key processes, systems and resources, including implementation of a common financial system, Great Plains, across all of the business;

●	Establishment of Entity Level Controls and information technology (“IT”) governance, policies, procedures and general controls at the Company’s corporate and subsidiaries;

●	Establishment of controls over new systems development, program changes and user access controls commensurate with the user’s job responsibilities and authorities;

●	Establishment of a Disclosure Committee, which meets quarterly to review the adequacy and completeness of our financial statements and disclosures;

●	Established proper segregation of duties across the Company’s payables, treasury, accounts receivable and revenue, and financial close; and,

●	Use of reputable third party experts to assist in the preparation of our (i) 2019 tax provision, sales tax assessment and taxes; (ii) valuation of 2019 debt transactions; (iii) 2019 payroll processing and accounting-related items and controls; (iv) 2019 internal control risk, design, testing and remediation efforts; and (v) calculations supporting certain inputs into the Company’s accounting for stock-based compensation.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during fourth quarter of the fiscal year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of the Independent Registered Public Accounting Firm

Shareholders and Board of Directors

LiveXLive Media, Inc.

Beverly Hills, CA

Opinion on Internal Control over Financial Reporting

We have audited LiveXLive Media, Inc.’s (the “Company’s”) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of March 31, 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated June 21, 2019 expressed an unqualified opinion thereon. Our report contains an explanatory paragraph regarding LiveXLive Media, Inc.’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain internal controls over the identification of and accounting for significant and unusual transactions and management’s failure to design and maintain internal controls over revenue recognition and accounting for royalties have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2019 financial statements, and this report does not affect our report dated June 21, 2019 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Los Angeles, California

June 21, 2019

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of our CEO and the CFO, respectively. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders (our “2020 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of LiveXLive Media, Inc. included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2019 and 2018

●	Consolidated Statements of Operations for the years ended March 31, 2019 and 2018

●	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended March 31, 2019 and 2018

●	Consolidated Statements of Cash Flows for the years ended March 31, 2019 and 2018

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
4.2	Form of Amendment to 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021, dated February 11, 2019 (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.4†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.6†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.7†	Employment Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).
10.8†	Employment Agreement, dated as of October 6, 2015, between the Company and Blake Indursky (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.9†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).

Exhibit Number	Description

10.10†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.11†

Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).

10.12†

Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).

10.13†*	Amendment No. 3 to Employment Agreement, dated as of March 31, 2019, between the Company and Jerome N. Gold.
10.14†*	Amendment No. 4 to Employment Agreement, dated as of April 16, 2019, between the Company and Jerome N. Gold.
10.15†*	Amendment No. 1 to Employment Agreement, dated as of March 31, 2019, between the Company and Michael Zemetra.
10.16	Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.17	Subsidiary Guarantee, dated as of June 29, 2018, made by each of the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.18	Security Agreement, dated as of June 29, 2018, among the Company, the Guarantors and JGB Collateral LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.19	Amendment Agreement, dated as of February 11, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.20†	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.21†*£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel.
21.1*	List of subsidiaries of the Company.
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
23.2*	Consent of Weinberg & Company, P.A., independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: June 21, 2019	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 21, 2019	By:	/s/ Michael Zemetra
	Name:	Michael Zemetra
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer, Chairman	June 21, 2019
Robert S. Ellin	and Director

/s/ Jay Krigsman	Director	June 21, 2019
Jay Krigsman

/s/ Craig Foster	Director	June 21, 2019
Craig Foster

/s/ Tim Spengler	Director	June 21, 2019
Tim Spengler

/s/ Jerome N. Gold	Director	June 21, 2019
Jerome Gold

/s/ Ramin Arani	Director	June 21, 2019
Ramin Arani

/s/ Patrick Wachsberger	Director	June 21, 2019
Patrick Wachsberger

/s/ Kenneth Solomon	Director	June 21, 2019
Kenneth Solomon