Form 10-Q
period 2019-06-30
LiveXLive Media, Inc.
filed 2019-08-08
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2019, there were 57,599,609 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.
Page
Condensed Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019 (unaudited)	F-2

Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 (unaudited)	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2019 and 2018 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6 – F-28

LiveXLive Media, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	March 31,
	2019	2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$10,015	$13,704
Restricted cash	235	235
Accounts receivable, net	4,192	4,314
Prepaid expense and other assets	1,582	1,311
Total Current Assets	16,024	19,564
Property and equipment, net	2,974	2,720
Goodwill	9,672	9,672
Intangible assets, net	25,156	26,943
Other assets	108	-
Total Assets	$53,934	$58,899

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$23,089	$20,906
Accrued royalties	10,929	9,921
Note payable	317	312
Deferred revenue	933	950
Senior secured convertible debentures, net	1,932	2,111
Total Current Liabilities	37,200	34,200
Lease liabilities, noncurrent	108	-
Senior secured convertible debentures, net	9,785	10,284
Unsecured convertible notes, net of discount and current maturities	4,834	4,741
Deferred income taxes	211	211
Total Liabilities	52,138	49,436

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 52,378,133 and 52,275,236 shares issued and outstanding, respectively	52	52
Additional paid in capital	101,904	98,605
Accumulated deficit	(100,160)	(89,194)
Total stockholders’ equity	1,796	9,463
Total Liabilities and Stockholders’ Equity	$53,934	$58,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,
	2019	2018

Revenue:	$9,498	$7,590

Operating expenses:
Cost of sales	9,013	8,435
Sales and marketing	1,711	914
Product development	2,423	1,843
General and administrative	4,825	4,077
Amortization of intangible assets	1,788	2,423
Total operating expenses	19,760	17,692
Loss from operations	(10,262)	(10,102)

Other income (expense):
Interest expense, net	(870)	(616)
Other income (expense)	166	(50)
Total other income (expense)	(704)	(666)

Loss before provision for income taxes	(10,966)	(10,768)

Provision for income taxes	-	-
Net loss	$(10,966)	$(10,768)

Net loss per share – basic and diluted	$(0.21)	$(0.21)

Weighted average common shares – basic and diluted	52,319,872	51,527,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(In thousands, except share and per share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2019	52,275,236	$52	$98,605	$(89,194)	$9,463
Shares issued for services to consultants	102,897	-	768	-	768
Stock-based compensation	-	-	2,531	-	2,531
Net loss	-	-	-	(10,966)	(10,966)
Balance as of June 30, 2019	52,378,133	$52	$101,904	$(100,160)	$1,796

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2018	51,432,292	$51	$89,778	$(51,432)	$38,397
Shares issued for services to consultants	93,291	-	622	-	622
Stock-based compensation	-	-	2,375	-	2,375
Shares issued for debt conversion	375,835	1	1,127	-	1,128
Net loss	-	-	-	(10,768)	(10,768)
Balance as of June 30, 2018	51,901,418	$52	$93,902	$(62,200)	$31,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(10,966)	$(10,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,172	2,521
Common stock issued for services	746	622
Stock-based compensation	2,391	2,226
Amortization of debt discount	143	312
Change in fair value of bifurcated embedded derivatives	(140)	-
Changes in operating assets and liabilities:
Accounts receivable	122	(455)
Prepaid expenses and other current assets	(198)	251
Deferred revenue	(17)	(115)
Accounts payable and accrued liabilities	3,220	1,901
Net cash used in operating activities	(2,527)	(3,505)
Cash Flows from Investing Activities:
Purchases of property and equipment	(498)	(516)
Net cash used in investing activities	(498)	(516)
Cash Flows from Financing Activities:
Repayment of senior secured convertible debentures	(664)	-
Proceeds from senior secured convertible debentures payable, net	-	9,606
Repayment of bank debt	-	(3,515)
Net cash (used in) provided by financing activities	(664)	6,091
Net change in cash, cash equivalents and restricted cash	(3,689)	2,070

Cash, cash equivalents and restricted cash, beginning of period	13,939	13,970
Cash, cash equivalents and restricted cash, end of period	$10,250	$16,040

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$411	$47
Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally-developed software	$140	$149
Common stock issued upon conversion of unsecured convertible notes payable	$-	$1,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2019 and 2018

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in Beverly Hills, California. The Company is a global digital media company focused on live entertainment.

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive, Loton’s wholly-owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive being the surviving entity. In addition, on December 29, 2017, LiveXLive acquired Slacker, Inc. (“Slacker”), an internet music and radio streaming service incorporated in the state of Delaware, which is now a wholly-owned subsidiary of LiveXLive.

Basis of Presentation

The presented financial information for the three months ended June 30, 2019 includes the financial information and activities of LiveXLive (91 days) and Slacker (91 days).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended June 30, 2019. The results for the three months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2020 (“fiscal 2020”). The condensed consolidated balance sheet as of March 31, 2019 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2019 (the “2019 Form 10-K”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2019 Form 10-K.

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

As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $11.0 million, and utilized cash of $2.5 million in operating activities for the three months ended June 30, 2019, and had a working capital deficiency of $21.2 million as of June 30, 2019. Further, the Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $10.0 million as of June 30, 2019, and $13.7 million as of March 31, 2019, respectively). The Company filed a universal shelf offering on Form S-3 which became effective in February 2019 to raise up to $150 million in cash from the sale of equity, debt or other financial instruments. Subsequent to the quarter ended June 30, 2019, the Company sold 5,000,000 shares of its common stock to certain institutional investors for gross proceeds of $10.5 million (see Note 17 — Subsequent Events).

While management believes it has sufficient sources of liquidity to fund its operations over the next twelve months, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it.  Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. Furthermore, no assurance can be given that a public offering of the Company’s securities for cash will be successful or consummated.

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

Reclassifications

Certain amounts in the Company’s previously issued financial statements have been reclassified to conform to the current year presentation.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, valuation of media content, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt and debenture instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Cost of Sales

Cost of Sales principally consists of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights and producing and streaming live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers primarily relate to the consumption of music listened to on Slacker’s radio services. As of June 30, 2019 and 2018, the Company accrued $10.2 million and $7.9 million of royalties due to artists from use of Slacker’s radio services, respectively.

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

At June 30, 2019 and 2018, the Company had 167,363 warrants outstanding, 5,031,668 and 5,114,168 options outstanding, respectively, 1,613,814 and 0 restricted stock units outstanding, respectively, and 2,949,425 and 2,603,463 shares of common stock issuable underlying the Company’s convertible notes and convertible debentures, respectively.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the three months ended June 30 (in thousands):

	2019	2018
Cash and cash equivalents	$10,015	$15,855
Restricted cash	235	185
Total cash and cash equivalents and restricted cash	$10,250	$16,040

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of June 30, 2019 and March 31, 2019, the Company had restricted cash of $0.2 million and $0.2 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations. There were no impairment losses recorded on receivables for the three months ended June 30, 2019 and 2018.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At June 30, 2019, the Company had three customers that made up 9%, 25%, and 42% of the total gross accounts receivable balance. At March 31, 2019, the Company had three customers that made up 10%, 26% and 36% of the total gross accounts receivable balance.

The Company’s accounts receivable at June 30, 2019 and March 31, 2019 is as follows (in thousands):

	June 30,	March 31,
	2019	2019
Accounts receivable, gross	$4,196	$4,318
Less: Allowance for doubtful accounts	(4)	(4)
Accounts receivable, net	$4,192	$4,314

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended June 30, 2019 and 2018, the Company capitalized $0.7 million and $0 of internal use software, respectfully.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. No impairment losses have been recorded in the three months ended June 30, 2019 and 2018.

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

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the three months ended June 30, 2019 and 2018.

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

Adoption of New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and all the related amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2020, the quarter ended June 30, 2019 using the optional transitional method afforded under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. Results for reporting periods beginning after the adoption date are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840 (see Note 11 - Leases).

The Company elected and applied the available transition practical expedients. By electing these practical expedients, the Company did:

a.	not reassess whether expired or existing contracts contain leases under the new definition of a lease;

b.	not reassess lease classification for expired or existing leases; and

c.	not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

Recently Issued Accounting Pronouncements

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

The following table represents a disaggregation of revenue from contracts with customers for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Revenue
Subscription services	$8,565	$6,621
Advertising	676	804
Licensing	257	165
Total Revenue	$9,498	$7,590

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

The following table summarizes the significant changes in contract liabilities balances during the three months ended June 30, 2019 (in thousands):

Contract Liabilities
Balance as of March 31, 2019	$950
Revenue recognized that was included in the contract liability at beginning of period	(613)
Increase due to cash received, excluding amounts recognized as revenue during the period	596
Balance as of June 30, 2019	$933

Note 4 — Property and Equipment

The Company’s property and equipment at June 30, 2019 and March 31, 2019 was as follows (in thousands):

	June 30,	March 31,
	2019	2019
Property and equipment, net
Production equipment	$54	$54
Computer, machinery, and software equipment	724	573
Furniture and fixtures	23	23
Leasehold improvements	23	19
Capitalized internally developed software	3,554	3,070
Total property and equipment	4,378	3,739
Less accumulated depreciation and amortization	(1,404)	(1,019)
Total property and equipment, net	$2,974	$2,720

Depreciation expense was $0.4 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively.

Note 5 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2019 (in thousands):

Goodwill
Balance as of March 31, 2019	$9,672
Acquisitions	-
Balance as of June 30, 2019	$9,672

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the three months ended June 30, 2019 (in thousands):

Tradenames
Balance as of March 31, 2019	$4,637
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2019	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2019 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$5,784	$13,496
Intellectual property (patents)	5,366	537	4,829
Customer relationships	6,570	4,397	2,173
Domain names	29	8	21
Total	$31,245	$10,726	$20,519

The Company’s finite-lived intangible assets were as follows as of March 31, 2019 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$4,819	$14,461
Intellectual property (patents)	5,366	447	4,919
Customer relationships	6,570	3,665	2,905
Domain names	29	8	21
Total	$31,245	$8,939	$22,306

The Company’s amortization expense on its finite-lived intangible assets was $1.8 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2020 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2020 (remaining nine months)	$3,896
2021	4,744
2022	4,744
2023	3,648
2024	358
Thereafter	3,129
$20,519

Note 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2019 and March 31, 2019 were as follows (in thousands):

	June 30,	March 31,
	2019	2019

Accounts payable	$20,296	$18,316
Accrued liabilities	2,621	2,519
Due to related parties	98	71
Lease liabilities, current	74	-
	$23,089	$20,906

Note 7 — Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. In February 2018, the Note holder filed a claim for collection of the Note (see Note 14 – Commitments and Contingencies). In February 2019, as part of a settlement agreement, the parties agreed to the repayment of the Note on or before June 30, 2019. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Note has not been extended and is currently past due. As of June 30, 2019 and March 31, 2019, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

Note 8 — Senior Secured Convertible Debentures

On June 29, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”), with JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (each, a “Purchaser” and collectively, the “Purchasers”) pursuant to which the Company sold, in a private placement transaction (the “Financing”), for an aggregate cash purchase price of $10.0 million, $10.64 million in aggregate principal amount, of its 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “June 2018 Debentures”). In conjunction with the Financing, the Company (i) recorded issuance costs of $1.1 million against the liability and (ii) used $3.5 million of the proceeds to pay off 100% of the Company’s revolving line of credit. Issuance costs are being amortized to interest expense over the term of the June 2018 Debentures.

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

On February 11, 2019, the Company amended the SPA with the Purchasers to obtain additional financing, increasing the cash purchase price of the Debentures by $3.0 million, $3.2 million in aggregate principal amount, of its 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “February 2019 Debentures” and together with the June 2018 Debentures, the “Debentures”). In conjunction with the additional financing, the Company (i) recorded issuance costs of $0.1 million against the liability, (ii) modified certain financial liquidity covenants in the Debentures, (iii) modified the definition of “Monthly Allowance” by increasing it from $170,000 to $221,000, and (iv) amended the definition of “Prepayment Amount” to mean, with respect to any payment of the Debentures prior to the maturity date, the entire outstanding principal balance (including any original issue discount) of the Debenture, all accrued and unpaid interest thereon, together with a prepayment premium (the “Prepayment Premium”) equal to the following: (a) if the Debentures are prepaid on or after the original issuance date, but on or prior to December 31, 2019, all remaining regularly scheduled interest to be paid on the Debentures from the date of such payment of the Debentures to, but excluding, December 31, 2019, plus 10% of the entire outstanding principal balance of the Debentures, (b) if the Debentures are prepaid after December 31, 2019, but on or prior to June 30, 2020, 10% of the entire outstanding principal balance of the Debentures; (c) if the Debentures are prepaid on or after June 30, 2020, but on or prior to December 31, 2020, 8% of the entire outstanding principal balance of the Debentures; and (d) if the Debentures are prepaid on or after December 31, 2020, but prior to the maturity date, 6% of the entire outstanding principal balance of the Debentures. The terms of the February 2019 Debentures were otherwise the same as the June 2019 Debentures. The Company evaluated the amendment and the modification was not required to be accounted for as an extinguishment as the instruments are not considered substantially different under ASC 470-50, Debt – Modifications and Extinguishment. As a result of the modification, the change in fair value of the embedded conversion feature was recorded as an additional debt discount of $0.2 million with a corresponding increase to additional paid in capital. The outstanding principal balance of the Debentures at June 30, 2019 was $12.6 million, which included $0.1 million of accrued interest and at March 31, 2019 was $13.2 million, which included $0.1 million of accrued interest.

The Debentures contain customary affirmative and restrictive covenants and representations and warranties, including limitations on indebtedness, liens, investments, dispositions of assets, organizational document amendments, issuance of disqualified stock, change of control transactions, stock repurchases, indebtedness repayments, dividends, the creation of subsidiaries, affiliate transactions, deposit accounts and certain other matters. The Company must also maintain a specified minimum cash balance, meet certain financial targets, and maintain minimum amounts of liquidity.  As of June 30, 2019, the Company was not in compliance with one of these financial covenants, however, on July 25, 2019, the Company amended the SPA which removed the previous breach (see Note 17 — Subsequent Events).

The Company has evaluated the Debentures and has identified two derivative instruments which are bifurcated from the underlying Debentures relating to provisions around an event of default and mandatory prepayments upon divestitures exceeding certain thresholds. The Company has performed a fair value analysis using a binomial lattice calculation on both of the derivative instruments using the following assumptions. Coupon Rate: 12.75%, Term: 3.0 years, Volatility: 18.3%, Market Rate: 13.0%, Probability of Divesture: 5.0% and Probability of Default: 7.74%. The Company determined that at issuance, the fair value of the instruments was $0.2 million. The Company has recorded the fair value of the derivatives and corresponding debt discount within June 2018 Debentures on the Company’s condensed consolidated balance sheet.

At June 30, 2019, the Company performed a fair value analysis using a binomial lattice calculation on both of the derivative instruments using the following assumptions: Coupon Rate: 12.75%, Term: 2.0 years, Volatility: 66.4%, Market Rate: 15.70% and Probability of Default: 28.9%. The Company determined that as of the assessment date, the fair value is $0.4 million. The change in fair value of $0.2 million is recorded in Other income (expense) on the Company’s condensed consolidated statements of operations at June 30, 2019.

As of the date of this Quarterly Report, the Debentures holders have sent monthly redemption notices for December 2018 through August 2019 (inclusive). The Company has repaid $0.3 million of principal in January 2019 and $0.2 million of principal in each month in February 2019, March 2019, April 2019, May 2019, June 2019 and July 2019.

	June 30,	March 31,
	2019	2019
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$12,438	$13,101
Accrued interest	135	142
Fair Value of Embedded Derivatives	424	586
Less: Discount	(1,280)	(1,434)
Net	11,717	12,395
Less: Senior Secured Convertible Debentures, current	1,932	2,111
Senior Secured Convertible Debentures, long-term	$9,785	$10,284

Note 9 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at June 30, 2019 and March 31, 2019 were as follows (in thousands):

	June 30,	March 31,
	2019	2019
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2021	$3,917	$3,850
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2021	984	967
Less: Discount	(67)	(76)
Net	4,834	4,741
Less: Unsecured Convertible Note Payable - Related Party, current	-	-
Unsecured Convertible Notes Payable - Related Party, long-term	$4,834	$4,741

Total principal maturities of the Company’s long-term borrowings, including the Debentures, unsecured convertible notes, and note payable are $0.3 million for the year ending March 31, 2020, $0 for the year ending March 31, 2021 and $17.3 million for the year ending March 31, 2022.

As of June 30, 2019 and March 31, 2019, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). At June 30, 2019, the balance due of $3.9 million which included no accrued interest, was outstanding under the first Trinad Note.  At March 31, 2019, $3.8 million of principal, which included no accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). For the three months ended June 30, 2019, the Company amortized $0.1 million of discount to interest expense, and the unamortized discount as of June 30, 2019 was $0.2 million. As of June 30, 2019, $0.3 million of accrued interest was added to the principal balance.

On March 30, 2018, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Company’s 6% unsecured convertible notes was extended to May 31, 2019. In consideration of the maturity date extension, the interest rate payable under the notes was increased from 6.0% to 7.5% beginning on April 1, 2018, and the aggregate amount of accrued interest due under all of the Trinad Notes as of March 31, 2018 of $0.3 million was paid. The Company evaluated the Amendment Agreement and the modification was not required to be accounted for as an extinguishment as the instruments are not considered substantially different under ASC 470-50, Debt – Modifications and Extinguishment.

On March 31, 2019, the Company entered into a further Amendment of Notes Agreement (the “Second Amendment Agreement”) with Trinad Capital in which the maturity date of all of the Trinad Notes were all extended to May 31, 2021. The Company evaluated the Second Amendment Agreement and the modification was required to be accounted for as Troubled Debt Restructuring under ASC 470-50, Debt – Modifications and Extinguishment as it has been determined that there is substantial doubt about the Company’s ability to continue as a going concern (see Note 1— Organization and Basis of Presentation) and Trinad Capital granted the Company a concession, as the effective interest rate of the amended Note is less than that of the original Trinad Notes.

The Company may not redeem the any of the Trinad Notes prior to May 31, 2021 without Trinad Capital’s consent.

Note 10 — Related Party Transactions

Due to Related Parties

As of June 30, 2019 and March 31, 2019, the amount due to related parties was less than $0.1 million in the aggregate, payable to Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. This amount was provided to the Company for working capital as needed and is unsecured, noninterest bearing advance with no formal terms of repayment.

Note 11 — Leases

The Company leases a facility under a non-cancelable operating lease which expires in fiscal year 2022. Upon adoption of ASU 2016-02 and its related Updates, the Company recorded $0.2 million of right-of-use assets and operating lease liabilities. Operating lease cost for the three months ended June 30, 2019 was less than $0.1 million.

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	June 30, 2019
Operating lease right-of-use assets	$182
Total operating lease right-of-use assets	182

Operating lease liability, current	$74
Operating lease liability, noncurrent	108
Total operating lease liabilities	$182

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in thousands):

For Years Ending March 31,
2020 (remaining nine months)	$70
2021	94
2022	47
Total lease payments	211
Less: imputed interest	(29)
Present value of operating lease liabilities	$182

Significant judgments

Discount rate – the Company’s lease is discounted using the Company’s incremental borrowing rate of 12.75% as the rate implicit in the lease is not readily determinable.

Options – the lease term is the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determined it is reasonably certain of exercising the option at inception or when a triggering event occurs.

Rental expense for operating leases classified under ASC 840 for the three months ended June 30, 2018 was less than $0.1 million and was recorded within general and administrative expenses.

Beginning on August 1, 2017, the Company was given the right to occupy approximately 5,200 square feet of office space in West Hollywood, California. The space was provided to the Company by an unrelated third party and is fully furnished. The Company compensated the landlord in cash at the rate of approximately $38 thousand per month for months that the Company occupies the space. The Company or the third party had the right to terminate the arrangement at any time without prior notice, and the Company terminated this arrangement, effective April 30, 2019.

On May 1, 2019 the Company entered into a month to month agreement with a third party to lease office space in Los Angeles, California for $20 thousand per month.

Slacker leases its San Diego premises under operating leases expiring on December 31, 2019. Rent expense for the operating lease totaled $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively.

Note 12 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees and require that the Company makes upfront minimum guarantee payments. As June 30, 2019, the Company has licenses, production and/or distribution agreements to pay future minimum guarantee commitments of $5.9 million, of which $2.0 million will be paid in the fiscal year ending March 31, 2020 and the remainder will be paid thereafter. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% of net revenues; however, without a requirement to make future minimum guarantee commitment payments irrespective to the execution and results of the planned events. As of June 30, 2019, the Company had prepaid minimum guarantees of $0.3 million in content acquisition costs related to minimum guarantees.

Contractual Obligations

As of June 30, 2019, the Company is obligated under agreements with certain content providers, such as festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers, and other contractual obligations to make guaranteed payments as follows: $2.1 million for the fiscal year ending March 31, 2020 and $0.9 million thereafter.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of June 30, 2019, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Legal Proceedings

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. As of June 30, 2019, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At June 30, 2019 the promissory note has not been paid and is currently past due. The Company is currently in negotiations to extend the note repayment date.

On October 11, 2018, Manatt, Phelps & Phillips, LLP (“Manatt”) filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff (the “Manatt DE Action”). Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. On February 19, 2019, the parties entered into a settlement agreement and agreed to release each other from all claims and damages relating to this matter, pending the repayment by the Company of the promissory note discussed above by June 30, 2019 and the sale of such shares by Manatt in compliance with such order. The parties further agreed that within three days after the later of (i) Manatt’s sale of all of their shares pursuant to the court’s order in compliance therewith, and (ii) the promissory note repayment by such due date, Manatt would dismiss this Delaware action and the California action with prejudice. Such settlement was approved by the court on March 4, 2019. Other than the repayment of the note and accrued interest in full, no additional consideration was paid by the Company to the plaintiff related to this settlement. Pursuant to the terms of the settlement agreement, as a result of the promissory note due to Manatt described above having not been paid as of June 30, 2019 and is currently being past due, on August 5, 2019, Manatt obtained a judgement in the Court of Chancery of the State of Delaware against the Company for amount of $317,210.95, which represents principal and all accrued interest on the note through July 5, 2019. The judgement amount will continue to accrue interest at the 6% applicable rate from July 6, 2019 through the date of the judgment’s satisfaction in full. The Company is currently in negotiations with Manatt to extend the note repayment date and/or repayment of the note.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including discovery with the trial not expected to commence, if any, until the first quarter of the Company’s fiscal year ending March 31, 2021. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. Per the court order issued in May 2019, the parties agreed to allow Mr. Schnaier to sell his remaining shares of the Company’s common stock on an ongoing basis. The Company has and intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to such claims. As of June 30, 2019, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the three months ended June 30, 2019 and 2018, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0 and $0.4 million, respectively. Each of the full amounts was expensed and included in general and administrative expenses during the respective three months ended June 30, 2019 and 2018.

While the resolution of the above matters cannot be predicted with certainty, other than as set forth above and in Note 14 — Commitments and Contingencies of the 2019 Form 10-K, the Company does not believe, based on current knowledge, that the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s financial statements.

From time to time, the Company may be involved in legal proceedings and other matters arising in connection with the conduct of its business activities. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. The Company regularly evaluates the status of its commitments and contingencies in which it is involved to (i) assess whether a material loss is probable or there is at least a reasonable possibility that a material loss or an additional material loss in excess of a recorded accrual may have been incurred and (ii) determine if financial accruals are required when appropriate. The Company records an expense accrual for any commitments and loss contingency when it determines that a loss is probable and the amount of the loss can be reasonably estimated. If an expense accrual is not appropriate, the Company further evaluates each matter to assess whether an estimate of possible loss or range of loss can be made and whether or not any such matter requires additional disclosure. There can be no assurance that any proceeding against the Company will be resolved in amounts that will not differ from the amounts of estimated exposures. Legal fees and other costs of defending litigation are expensed as incurred.

Non-Income Related Taxes

In general, the Company has not historically collected state or local sales, use or other similar taxes in any jurisdictions in which the Company does not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of its music subscription services. In addition, the Company has not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which it has a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. The Company evaluated the new requirements, and based upon its assessment determined that its sales tax exposure was not material to the financial results as of June 30, 2019.  The Company is in the process of determining how and when its collection practices will need to change in the relevant jurisdictions, including obtaining resale certificates from third party resellers of the Company’s music services, as necessary.

Note 13 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k)Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company made matching contributions of less than $0.1 million and $0.1 million to the 401(k) Plan for the three months ended June 30, 2019 and 2018, respectively.

Note 14 — Stockholders’ Equity

Issuance of Common Stock for Services to Consultants

During the three months ended June 30, 2019, the Company issued 102,897 shares of its common stock valued at $0.8 million to certain Company consultants. Additionally, the Company has $0.5 million in Accounts Payable and accrued liabilities for stock earned by its consultants, but not yet issued. During the three months ended June 30, 2019, the Company recorded $0.2 million of expense related to stock issuances to its consultants. The remaining unrecognized compensation cost of approximately $0.6 million is expected to be recorded over the next year as the shares vest.

During the three months ended June 30, 2018, the Company issued 93,291 shares of its common stock valued at $0.4 million to certain Company consultants. During the three months ended June 30, 2018, the Company recorded $0.6 million of expenses related to the stock issuances.

Issuance of Common Stock for Services to Employees

During the three months ended June 30, 2019 and 2018, the Company recorded less than $0.1 million and $0.1 million, respectively, of expense related to prior stock issuances to its employees. As of June 30, 2019, there was no remaining unrecognized compensation cost.

Additional details of the Company’s issuances of its common stock to its employees during three months ended June 30, 2019 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of March 31, 2019	15,278	$5.01
Granted	-	-
Vested	(15,278)	5.01
Forfeited or expired	-	-
Non-vested as of June 30, 2019	0	0

Warrants

The table below summarizes the Company’s warrant activities during the three months ended June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2019	167,363	4.01	1.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, June 30, 2019	167,363	4.01	1.70
Exercisable, June 30, 2019	167,363	4.01	1.70

At June 30, 2019, the intrinsic value of warrants outstanding and exercisable was less than $0.1 million.

Note 15 — Business Segment and Geographic Reporting

Management has determined that the Company has one operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in all of their new vehicles. In the three months ended June 30, 2019 and 2018, total revenue from the OEM was $5.0 million and $2.2 million, respectively.

Geographic Information

The Company operates as an internet live music streaming platform based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 16 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$424	$-	$-	$424

	March 31, 2019
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$586	$-	$-	$586

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

Amount
Balance as of March 31, 2019	$586
Total fair value adjustments reported in earnings	(162)
Balance as of June 30, 2019	$424

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	June 30, 2019
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$10,015	$10,015	$-	$-
Restricted cash	235	235	-	-
Liabilities:
Note payable	317	-	-	317
Senior secured convertible debentures, net	11,293	-	-	12,346
Unsecured convertible notes payable, net	4,834	-	-	7,435

	March 31, 2019
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$13,704	$13,704	$-	$-
Restricted cash	235	235	-	-
Liabilities:
Note payable	312	-	-	312
Senior secured convertible debentures, net	11,809	-	-	13,737
Unsecured convertible notes payable, net	4,741	-	-	8,844

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of June 30, 2019 and March 31, 2019. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values as of June 30, 2019 and March 31, 2019.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s Debentures, embedded derivatives and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using binomial lattice calculations and a risk neutral model and a yield model with a Black-Scholes-Merton option pricing model, respectively. The Company has recognized $0.22 million of income in the three months ended June 30, 2019 related to the fair value of bifurcated derivatives through other income (expense). The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value.

Note 17 — Subsequent Events

On July 15, 2019, the Company entered into an employment agreement with a senior executive officer (President) that require agreed base salary compensation of $0.5 million for each 12-month period beginning on such date. The agreement contains bonus terms that, if awarded, could require annual additional compensation of up to 100% of the annual base salary. Such senior executive also received 1,000,000 restricted stock units (the “RSUs”), which shall one-time cliff vest on the third anniversary of the effective date of his employment agreement, subject to his continued employment with the Company through the vesting date. In the event of a “Change of Control” or earlier termination of his employment agreement “Without Cause”, for “Good Reason” or due to death or “Disability” (each capitalized term as defined in his employment agreement), some or all of the unvested RSUs shall vest upon such event. Each vested RSU shall be settled by delivery to the senior executive of one share of the Company’s common stock within then days after the applicable vesting date. Furthermore, the employment agreement contains a separation clause that could require cash separation payment in the aggregate amount of up to $0.5 million.

On July 30, 2019, the Company completed a registered offering of its common stock, selling a total of 5.0 million shares of the Company’s common stock and raising gross proceeds of $10.5 million (the “Offering”). The net proceeds of the Offering to the Company were approximately $9.5 million, after deducting placement agent fees and other estimated offering expenses payable by the Company.

On July 25, 2019, the Company modified certain financial liquidity covenants in its Debentures in exchange for an immaterial fee. The amendment went effective retroactive to June 30, 2019 (see Note 8 — Senior Secured Convertible Debentures).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “our” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2019, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including LiveXLive App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturing or to repurchase the convertible nets upon a fundamental chance or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our credit agreement; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2019 (the “2019 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended June 30, 2019 and 2018, we reported revenue of $9.5 million and $7.6 million, respectively. For the three months ended June 30, 2019 and 2018, one customer accounted for 52% and 29% of our consolidated revenues, respectively.

Key Corporate Developments for the Quarter Ended June 30, 2019

During the three months ended June 30, 2019, we successfully produced eleven (11) events and livestreamed nine (9) major music festivals and events, including EDC Vegas (Las Vegas, NV), iHeartCountry Festival (Austin, TX), iHeartRadio Wango Tango (Carson, CA), and events located at the iHeartRadio Theater in New York, NY including BTS, Madonna, Judah & the Lion, Vampire Weekend, Thomas Rhett and the Raconteurs. In addition we also produced the first weekend of the Montreux Jazz Festival (Lake Geneva, Switzerland) and Hangout Music Festival (Gulf Shores, AL).

We launched our next generation social live music and subscription platform combining Slacker’s acclaimed audio with the world’s premier live music events in May 2019.

We ended the June 30, 2019 quarter with approximately 733,000 paid subscribers on our music platform, up from approximately 490,000 at June 30, 2018, representing 50% annual growth. For the three months ended June 30, 2019, we generated over 22.0 million views, 92 artists livestreamed and 124 hours of live programming.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

We derive the majority of our revenue through music subscription services, and secondarily from advertising and licensing. For the three months ended June 30, 2019, approximately 10% and 90% of our revenue was from advertising and paid customers’ subscriptions, respectively. Beginning in the second half of 2020, we plan to grow our advertising revenue across our live music programming, and as a result we expect the percentage mix of advertising versus subscription revenue to be higher as early as mid-fiscal year ending March 31, 2020 (“fiscal year 2020”) versus fiscal year ended March 31, 2019 (“fiscal year 2019”).

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During the three months ended June 30, 2019, we livestreamed nine (9) live festivals and music events. As of June 30, 2019, we now have over 40 festivals and live events under agreement with terms ranging in duration from 1 to 7 years. Moreover, in fiscal year ending March 31, 2018 (“fiscal year 2018”) we entered into a five-year agreement with Insomniac, the global leader in electronic dance music events, for exclusive global digital broadcast rights across all Insomniac events, including up to 20 major festivals around the world and over 100 events annually. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. In the long term, we also plan to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2020, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our subscriber base, continue to develop quality music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats, extending our distribution to include pay television and social channels, deploying new services for our subscribers such as artist merchandise and live music event ticket sales, and licensing user data across our platform. Previously our Slacker audio and LiveXLive video services operated on separate platforms; however, in May 2019 we combined these services into a single platform, including offering a greater variety of exclusive and unique music content across our platform. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2020, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

Growth in our music services is also dependent upon the number of customers that use and pay for our services, the attractiveness of our music platform to sponsors and advertisers and our ability to negotiate favorable economic terms with our partners, music labels, publishers, artists and or festival owners, and the customers who use our services. Growth in our margins is heavily dependent on our ability to grow, coupled with the managing the costs associated with implementing and operating our services, including the costs of licensing music with the music labels, and producing, streaming and distributing video and audio content. Our ability to attract and retain new and existing customers will be highly dependent on our abilities to implement and continually improve upon our technology and services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2019 and 2018, all material amounts of our revenue was derived from customers located in the United States. Moreover, and during the three months ended June 30, 2019, one of our customers accounted for 52% of our consolidated revenues. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly diversify our subscriber base and expand our operating segment’s service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

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

Where we enter into revenue sharing arrangements with our customers, and we act as the principal, we report the underlying revenue on a gross basis in our consolidated statements of operations and record the revenue-sharing payments to our customers in costs of sales. In determining whether to report revenue gross for the amount of fees received from our customers, we assess whether we control the specified good or service before it is transferred to the customer. In making this assessment, we also consider whether we are primarily responsible for fulfillment and have latitude in establishing prices with our customers.

Operating Expenses

Operating expenses consist of cost of sales, sales and marketing, product development, general and administrative, and amortization of intangible assets. Included in our operating expenses are stock based compensation and depreciation expenses associated with our capital expenditures.

Cost of Sales

Cost of sales principally consist of the costs of licensing our services across our music platform, including producing audio and live music content; music licensing costs paid to labels such as Universal Music, Warner Music and Sony Music, publishers and digital rights organizations such as SoundExchange and BMI; programming, DJs, hosts and streaming costs; revenue recognized by us and shared with others as a result of our revenue-sharing arrangements; platform operating expenses, including depreciation of the systems and hardware used to build and operate our platform; personnel costs related to our network operations, customer service and information technology. As we continue to grow and diversify our revenue base, build out our music services platform and expand our coverage globally, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales is dependent on a number of factors, including the amount of premium music downloaded, live festivals we stream in a given period, the amount of content and programming required to operate our services and the number of partners we share our corresponding revenue with.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase throughout fiscal year 2020, and continue to fluctuate as a percent of revenue when compared to fiscal year 2019, as we continue to grow our advertising and sponsorship base, invest in new subscriber growth initiatives and sales and marketing organizations and invest in marketing activities to support the growth of our businesses.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and app and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our music platform, new music product offerings and network operations. With the addition of Slacker and current plans to expand our product applications, services, functionality and capabilities, we currently anticipate that our product development expenses will increase in the near term and more significantly over the next twelve months, as we also continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. We expect our fiscal year 2020 product development expenses as a percentage of revenue to continue to fluctuate accordingly when compared to fiscal year 2019.

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

As of June 30, 2019, we had approximately $7.3 million of unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 1.0 years. Stock-based compensation expense is expected to continue to increase throughout fiscal year 2020, as compared to fiscal year 2019 as a result of our existing unrecognized stock-based compensation, and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

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

As of June 30, 2019, we had approximately $79 million and $16 million of federal and state net operating losses, respectively. These operating loss carryforwards are available to offset future taxable income which expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million of net operating loss carryforwards through the acquisition of Slacker in December 2017.  Utilization of these losses is limited by Section 382 of the Internal Revenue Code, as amended (the “IRC”), in fiscal year 2018 and each taxable year thereafter. We have estimated a limitation and revalued the losses at $22.0 million. It is possible that the utilization of these NOL carryforwards may be further limited by other changes in ownership due to Section 382 of the IRC. We are undertaking a study to determine the applicable limitations, if any. We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly, we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. A summary of our critical accounting policies is presented in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates of our 2019 Form 10-K.

There were no material changes to our critical accounting policies and estimates during the three months ended June 30, 2019.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of the recent accounting pronouncements.

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

The following table sets forth the reconciliation of AOL to Operating Income (loss) from Continuing Operations, the most comparable GAAP financial measure (in thousands), for each of the three-month periods ended June 30, 2019 and 2018:

	Contribution Margin (Loss)	Operating Income (Loss) from Continuing Operations	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Loss
Three Months Ended June 30, 2019
Music Operations	$485	$(7,019)	$2,229	$1,716	$-	$-	$(3,074)
Corporate	-	(3,243)	2	1,401	-	325	(1,515)
Total	$485	$(10, 262)	$2,231	$3,117	$-	$325	$(4,589)

Three Months Ended June 30, 2018
Music Operations	$(845)	$(6,750)	$2,520	$1,230	$-	$117	$(2,883)
Corporate	-	(3,352)	1	1,618	-	62	(1,671)
Total	$(845)	$(10,102)	$2,521	$2,848	$-	$179	$(4,554)

Operating Results

Three Months Ended June 30, 2019, as compared to Three Months June 30, 2018

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Revenue	$9,498	$7,590	25%

Cost of Sales	9,013	8,435	7%
Sales & Marketing, Product Development and G&A	5,716	3,482	64%
Intangible Asset Amortization	1,788	2,423	-26%
Operating Loss	(7,019)	(6,750)	4%
Operating Margin	-74%	-89%	-17%
AOL*	$(3,074)	$(2,883)	7%
AOL Margin*	-32%	-38%	-15%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Music Operations revenue increased $1.9 million, or 25%, during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to subscriber growth during the period.

Operating Loss

Music Operations operating loss increased ($0.3) million, or 4%, from a ($6.8) million operating loss from operations for the three months ended June 30, 2018, to a ($7.0) million operating loss for the three months ended June 30, 2019. The increase was largely due to higher non-cash stock based compensation of ($0.5) million during the three months ended June 30, 2019 versus the three months ended June 30, 2018, coupled with ($1.4) million net increase in operating expenses largely driven by higher sales and marketing expenses to support the growth in our Music Operations. Offsetting these increases was an improvement in contribution margins of $1.3 million during the three months ended June 30, 2019 versus the three months ended June 30, 2018, along with a reduction in amortization and depreciation expense of $0.3 million.

Adjusted Operating Loss

Music Operations AOL increased ($0.2) million, or 7%, from a ($2.9) million AOL for the three months ended June 30, 2018, to a ($3.1) million AOL for the three months ended June 30, 2019. The increase was largely due to a net $1.4 million increase in operating expenses due to higher sales and marketing expenses, offset by improved contribution margins of $1.3 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Adjusted Operating Loss Margin

Music Operations AOL Margin at June 30, 2019 decreased to (32%), or 6%, from (38%) for the three months ended June 30, 2018.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
G&A Expenses	$3,243	$3,352	-3%
Intangible Asset Amortization	-	-	-
Operating Loss	(3,243)	(3,352)	-3%
Operating Margin	-100%	-100%	-%
AOL*	$(1,515)	$(1,671)	-9%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss

Corporate operating loss decreased ($0.2) million, or 3%, from a ($3.4) million operating for the three months ended June 30, 2018, to a ($3.2) million operating loss for the three months ended June 30, 2019, primarily due to lower non-cash stock-based compensation of $0.2 million resulting from fewer stock grants to employees and certain contractors in the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

Adjusted Operating Loss

Corporate AOL decreased ($0.2) million, or 9%, from a ($1.7) million AOL for the three months ended June 30, 2018, to a ($1.5) million AOL for the three months ended June 30, 2019. The decrease was largely due to $0.3 million of other non-recurring costs incurred in the current period added back to AOL.

Consolidated Results of Operations

Three Months Ended June 30, 2019, as compared to Three Months Ended June 30, 2018

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2019	2018

Revenue:	$9,498	$7,590

Operating expenses:
Cost of sales	9,013	8,435
Sales and marketing	1,711	914
Product development	2,423	1,843
General and administrative	4,825	4,077
Amortization of intangible assets	1,788	2,423
Total operating expenses	19,760	17,692
Loss from operations	(10,262)	(10,102)

Other income (expense):
Interest expense, net	(870)	(616)
Other expense	166	(50)
Total other income (expense)	(704)	(666)

Loss before provision for income taxes	(10,966)	(10,768)

Provision for income taxes	-	-

Net loss	$(10,966)	$(10,768)

Net loss per share – basic and diluted	$(0.21)	$(0.21)

Weighted average common shares – basic and diluted	52,319,872	51,527,861

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	-	10	-100%
Product development	443	80	454%
General and administrative	-	8	-100%
Total depreciation expense	$443	$98	352%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Stock-based compensation expense
Cost of sales	$16	$76	-79%
Sales and marketing	256	406	-37%
Product development	394	560	-30%
General and administrative	2,451	1,806	36%
Total stock-based compensation expense	$3,117	$2,848	9%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,
	2019	2018
Revenue	100%	100%
Operating expenses
Cost of sales	95%	111%
Sales and marketing	18%	12%
Product development	26%	24%
General and administrative	51%	54%
Amortization of intangible assets	-19%	32%
Total operating expenses	208%	233%
Loss from operations	-108%	-133%
Other income (expense)	-7%	-9%
Loss before income taxes	-115%	-142%
Income tax provision	-%	-%
Net loss	-115%	-142-%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Advertising and Licensing	$933	$969	-4%
Subscription	8,565	6,621	29%
Total Revenue	$9,498	$7,590	25%

Advertising and Licensing Revenue

Advertising and licensing revenue of $0.9 million during the three months ended June 30, 2019 was flat when compared to the three months ended June 30, 2018.

.

Subscription Revenue

Subscription revenue increased $2.0 million from $6.6 million for the three months ended June 30, 2018 to $8.6 million for the three months ended June 30, 2019, due to the growth in the number of paid subscribers year over year.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Production	$2,761	$2,796	-1%
Subscription and Advertising	6,252	5,639	11%
Total Cost of Sales	$9,013	$8,435	7%

Production

Production cost of sales remained consistent at $2.8 million for the three months ended June 30, 2018 and 2019, largely due to reduced costs per festival and events streamed in the three months ended June 30, 2019 as compared to 2018 as there were nine festivals streamed in the three months ended June 30, 2019, as compared to five in the three months ended June 2018.

Subscription and Advertising

Subscription and advertising cost of sales increased $0.7 million, or 11%, from $5.6 million for the three months ended June 30, 2018, to $6.3 million for the three months ended June 30, 2019. The increase was primarily due to increased revenue in the same period.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Sales and marketing expenses	$1,711	$914	87%
Product development	2,424	1,843	32%
General and administrative	4,825	4,077	18%
Amortization of intangible assets	1,788	2,423	-26%
Total Other Operating Expenses	$10,748	$9,257	16%

Sales and Marketing Expenses

Sales and marketing expenses increased $0.8 million, or 87%, to $1.7 million for the three months ended June 30, 2019, as compared to $0.9 million for the three months ended June 30, 2018. The $0.8 million increase was largely due to a $1.0 million increase in higher sales personnel and direct marketing costs to grow our Company and support more festivals year-over-year, partially offset by a $0.2 million decrease in non-cash stock-based compensation to certain employees and non-employees.

Product Development

Product development expenses increased $0.6 million, or 32%, to $2.4 million for the three months ended June 30, 2019, as compared to $1.8 million for the three months ended June 30, 2018. The increase was due to a $0.8 million increase in personnel-related expenses to support the growth of our business, offset by a $0.2 million decrease in non-cash stock-based compensation to certain employees and non-employees.

General and Administrative

General and administrative expenses increased $0.7 million, or 18%, to $4.8 million for the three months ended June 30, 2019, as compared to $4.1 million for the three months ended June 30, 2018. The increase was primarily due to a $0.3 million increase non cash stock based compensation and an increase of $0.4 million in personnel-related expenses incurred to support the growth of our business during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Amortization of Intangible Assets

Amortization of intangible assets decreased $0.6 million, or by 26%, to $1.8 million for the three months ended June 30, 2019, as compared to $2.4 million for the three months ended June 30, 2018. The decrease was due the finalization of our purchase price allocation of Slacker during the three months ended December 31, 2018, which resulted in less amortizable intangible assets leading to lower quarterly amortization expense.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Total other income (expense), net	$(704)	$(666)	6%

Total other income (expense) remained consistent at $0.7 million, for the three months ended June 30, 2019 and 2018. The balances primarily represent interest expense related to senior secured convertible debentures, non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2019, our principal sources of liquidity were our cash and cash equivalents in the amount of $10.0 million, which primarily are invested in cash in banking institutions in the U.S. In December 2017/January 2018 and July 2019, we completed two public offerings of our common stock, selling an aggregate 10,500,000 shares of our common stock and raising net proceeds of approximately $28.0 million, including the overallotment of shares. In December 2017, we acquired Slacker for an aggregate of $50.1 million. In June 2018 and February 2019, we issued $10.6 million and $3.2 million, respectively of Debentures raising aggregate net proceeds of $12.5 million after issuance costs. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, the public offerings, bank debt financing in fiscal year 2018 and the Debentures financing in June 2018 and February 2019. As of June 30, 2019, we had notes payable balance of $0.3 million, $12.4 million in aggregate principal amount of Debentures and unsecured convertible notes with aggregate principal balances of $4.9 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $11.0 million and utilized cash of $2.5 million in operating activities for the three months ended June 30, 2019, and had a working capital deficiency of $21.2 million as of June 30, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities, via public and/or private offerings.

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

In December 2017, we completed a public offering of shares of our common stock as a result of which we received net proceeds of $16.8 million, after deducting underwriting discount, fees and estimated offering expenses paid by us. In addition, we granted the underwriters the right to purchase up to an additional 750,000 shares of our common stock, which was partially exercised for 460,200 shares on January 23, 2018, resulting in additional net proceeds to us of $1.7 million, after deducting the underwriting discount and offering expenses paid by us. After giving effect to the full exercise of the over-allotment option, the total number of shares sold by us in the Public Offering increased to 5,460,200 shares, and net proceeds to us increased to $18.5 million, after deducting the underwriting discount and offering expenses paid by us.

In June 2018, we issued $10.6 million, 3-year June 2018 Debentures. Among other terms, the June 2018 Debentures bear annual interest at 12.75%, require us to meet certain financial covenants and are convertible into shares of our common stock at a conversion price of $10 per share (subject to adjustment). Net proceeds from the issuance of the June 2018 Debentures were $9.6 million after direct issuance costs, of which $3.5 million was used to pay off 100% of the legacy revolving line of credit with Silicon Valley Bank (assumed by us as part of the Slacker acquisition), resulting in a $3.5 million release of restricted cash collateral to us. The remaining proceeds will be used primarily for general working capital. As of the date of this Quarterly Report, the Debentures holders have sent redemption notices for the months of December 2018 through July 2019 (inclusive). We have repaid $0.3 million of principal in January 2019 and $0.2 million of principal for each of the months of February 2019 through June 2019 (inclusive). In February 2019, we issued $3.2 million in additional debentures, with net proceeds of approximately $3.0 million after direct issuance costs. The terms of the additional debentures were substantially the same as the June 2018 Debentures. The June 2018 Debentures and the additional debentures sold in February 2019 are referred to herein as the “Debentures.”

On July 30, 2019, we completed a registered public offering with certain institutional investors pursuant to which we sold 5,000,000 shares of our common stock at a price per share of $2.10 to such investors (the “2019 Public Offering”). The gross proceeds of the 2019 Public Offering to us were $10.5 million. The net proceeds of the 2019 Public Offering to us were approximately $9.5 million, after deducting placement agent fees and other estimated offering expenses payable by us. We plan to use these proceeds for repayment of our debentures, working capital needs and general corporate purposes, including without limitation future acquisitions, purchases of outstanding warrants and capital expenditures. The 2019 Public Offering was made pursuant to our existing shelf Registration Statement on Form S-3 (File No. 333-228909), which was filed with the SEC on December 19, 2018 and went effective on February 7, 2019, and a prospectus supplement relating to the 2019 Public Offering, which was filed with the SEC on July 26, 2019.

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

As of June 30, 2019 and 2018, we had an outstanding note payable of $0.3 million and $0.3 million, respectively, issued in connection with certain professional services performed for us through March 2015, and outstanding unsecured convertible notes (the “Trinad Notes”) of $4.8 million and $4.1 million, respectively, in principal and accrued interest, issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder. As of June 30, 2019, none of the Trinad Notes were due in less than a year. In March 2018, we extended the maturity date of the Trinad Notes to May 2019, In March 2019, we extended the maturity date of the Trinad Notes to May 2021. As of June 30, 2019, the Trinad Notes outstanding were as summarized below.

The first Trinad Note was issued on February 21, 2017, to then extend and aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note then became due on March 31, 2018 and was subsequently extended to May 31, 2019 and later extended to May 31, 2021. At December 31, 2018, the balance due of $3.8 million included $0.2 million of accrued interest outstanding under the first Trinad Note.  At June 30, 2019, $3.9 million of principal, which included no accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, we issued six of the Trinad Notes to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and subsequently with a further extension to May 31, 2021. For the three months ended June 30, 2019, we amortized $0.1 million of discount to interest expense, and the unamortized discount as of June 30, 2019 was $0.1 million. As of June 30, 2019, less than $0.1 million of accrued interest was added to the principal balance.

On March 31, 2018, we entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity dates of all Trinad Notes were extended to May 31, 2019. In consideration of the maturity date extension, the interest rate payable under the notes was increased from 6.0% to 7.5% beginning on April 1, 2018, and the aggregate amount of accrued interest due under the Trinad Notes as of March 31, 2018 of $0.3 million was paid.

On March 31, 2019, we entered into an additional Amendment of Notes Agreement (the “Second Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of our Trinad Notes was extended to May 31, 2021.

We may not redeem the Trinad Notes prior to May 31, 2021 without Trinad Capital’s consent.

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

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our outstanding warrants and unsecured convertible notes, and pay down our Debentures, in part or in full, subject to repayment limitation set forth in the credit agreement. After the completion of the 2019 Public Offering, we expect that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months. However, we may need to raise additional funds through the issuance of equity, equity-related and/or debt securities and/or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions. More recently we filed a universal shelf Registration Statement on Form S-3 allowing us to issue various types of securities, including common stock, preferred stock, warrants, debt securities, units, or any combination of such securities, up to an aggregate amount of $150 million, which became effective on February 7, 2019.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(2,527)	$(3,505)
Net cash used in investing activities	(498)	(516)
Net cash provided by (used in) financing activities	(664)	6,091
Net change in cash, cash equivalents and restricted cash	$(3,689)	$2,070

Cash Flows Provided By (Used In) Operating Activities

For the three months ended June 30, 2019

Net cash used in our operating activities of ($2.5) million primarily resulted from our net loss during the period of ($11.0) million, which included non-cash charges of $5.3 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization and stock-based compensation. The remainder of our sources of cash used in operating activities of $3.1 million was from changes in our working capital, including $0.1 million from timing of accounts receivable, ($0.2) million in prepaid expenses and other assets and $3.2 million from timing of accounts payable and accrued expenses.

For the three months ended June 30, 2018

Net cash used in our operating activities of ($3.5) million primarily resulted from our net loss during the period of ($10.8) million, which included non-cash charges of $5.6 million, largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization and stock-based compensation. The remainder of our sources of cash used in operating activities of $1.6 million was from changes in our working capital, including ($0.5) million from timing of accounts receivable, $0.2 million in prepaid expenses and other assets and $1.9 million from timing of accounts payable and accrued expenses.

Cash Flows (Used In) Investing Activities

For the three months ended June 30, 2019

Net cash used in investing activities of ($0.5) million was principally due to the ($0.5) million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2019.

For the three months ended June 30, 2018

Net cash used in investing activities of ($0.5) million was principally due to the ($0.5) million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2018.

Cash Flows Provided By (Used In) Financing Activities

For the three months ended June 30, 2019

Net cash used in financing activities of ($0.7) million was due to repayment of the Debentures.

For the three months ended June 30, 2019

Net cash provided by financing activities of $6.1 million was primarily due to net proceeds of $9.6 million from the sale of the Debentures, partially offset by repayment of SVB A/R Line of $3.5 million assumed as part of the Slacker acquisition.

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

As of June 30, 2019, we were retroactively in full compliance with these covenants as a result of the amendment to the securities purchase agreement relating to the Debentures that we entered into on July 25, 2019.

Contractual Obligations and Commitments

During the three months ended June 30, 2019, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have not added any future minimum commitments the fiscal year ending March 31, 2021, or for the fiscal year ending March 31, 2022.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2019 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

We continue to be in the process of implementing changes, as more fully described in our 2019 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2019 Form 10-K

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. As of June 30, 2019, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At June 30, 2019 the promissory note has not been paid and is currently past due. The Company is currently in negotiations to extend the note repayment date.

On October 11, 2018, Manatt, Phelps & Phillips, LLP (“Manatt”) filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff (the “Manatt DE Action”). Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. On February 19, 2019, the parties entered into a settlement agreement and agreed to release each other from all claims and damages relating to this matter, pending the repayment by the Company of the promissory note discussed above by June 30, 2019 and the sale of such shares by Manatt in compliance with such order. The parties further agreed that within three days after the later of (i) Manatt’s sale of all of their shares pursuant to the court’s order in compliance therewith, and (ii) the promissory note repayment by such due date, Manatt would dismiss this Delaware action and the California action with prejudice. Such settlement was approved by the court on March 4, 2019. Other than the repayment of the note and accrued interest in full, no additional consideration was paid by the Company to the plaintiff related to this settlement. Pursuant to the terms of the settlement agreement, as a result of the promissory note due to Manatt described above having not been paid as of June 30, 2019 and is currently being past due, on August 5, 2019, Manatt obtained a judgement in the Court of Chancery of the State of Delaware against the Company for amount of $317,210.95, which represents principal and all accrued interest on the note through July 5, 2019. The judgement amount will continue to accrue interest at the 6% applicable rate from July 6, 2019 through the date of the judgment’s satisfaction in full. The Company is currently in negotiations with Manatt to extend the note repayment date and/or repayment of the note.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including discovery with the trial not expected to commence, if any, until the first quarter of the Company’s fiscal year ending March 31, 2021. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. Per the court order issued in May 2019, the parties agreed to allow Mr. Schnaier to sell his remaining shares of the Company’s common stock on an ongoing basis. The Company has and intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to such claims. As of June 30, 2019, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1A.	Risk Factors.

We have set forth in Item 1A. Risk Factors in our 2019 Form 10-K, risk factors relating to our business and industry, our acquisition strategy, our company, Slacker’s business options, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors for a more complete understanding of risks concerning us. There have been no material changes in our risk factors since those published in our 2019 Form 10-K other than as set forth below.

Risks Related to Our Business and Industry

We have incurred significant operating and net losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred a net loss of $11.0 million and utilized cash of $2.5 million in operating activities for the three months ended June 30, 2019, and had a working capital deficiency of $21.2 million as of June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $100.1 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $52.1 million as of June 30, 2019, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the substantial doubt as to our ability to continue as a going concern, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Other Risks Related to Slacker’s Business Operations

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from our largest customer could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three ended June 30, 2019, our largest customer by revenue accounted for 52% of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would adversely affect our financial condition and results of operations. Any revenue growth will depend on our success in growing our customers’ revenue on our platform and expanding our customer base to include additional customers.

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

Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures will have the right, at their option, to require us to redeem an aggregate of up to $221,000 (as amended in February 2019) of the outstanding principal amount of the Debentures per month. We will be required to promptly, but in any event no more than two trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lowest of (a) 90% of the average of the three lowest volume weighted-average prices of our common stock over the prior 20 trading days or (b) $10.00, subject to adjustment as provided in the Debentures; provided, however, that such price will in no event be less than $2.00 per share (proportionately adjusted for any stock split, stock dividend, stock combination or other similar transaction). Any repayments made through the issuance of our common stock will result in dilution to our existing stockholders. As of the date of this Quarterly Report, the Debentures holders have sent monthly redemption notices for December 2018 through July 2019 (inclusive). We have repaid $0.3 million of principal in January 2019, and $0.2 million of principal monthly in each of February 2019 through June 2019 (inclusive).

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

In the event the conditional conversion feature of the Debentures or convertible notes is triggered, holders, as applicable, will be entitled to convert at any time during specified periods at their option. In addition, if one or more holders elect to require us to make the monthly redemption of their Debentures, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (subject to certain conditions), we would be required to settle a portion or all of our redemption obligation through the payment of cash, which could adversely affect our liquidity. As of the date of this Quarterly Report, the Debentures holders have sent monthly redemption notices for December 2018 through July 2019 (inclusive). We have repaid $0.3 million of principal in January 2019, and $0.2 million of principal monthly in each of February 2019 through June 2019 (inclusive).In addition, even if holders do not elect to convert the Debentures or convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Debentures as a current rather than long-term liability, which may result in a material reduction of our net working capital and potential impact on our going concern status. Any conversion of the Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock may cause dilution to our stockholders and to our earnings per share.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of June 30, 2019 was $17.3 million, net of fees. While we have certain restrictions and covenants with our current indebtedness, and we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

The Debentures contain provisions that limit our operating and financing activities, including financial covenants relating to liquidity, indebtedness and Adjusted EBITDA (as defined in the indenture governing the Debentures). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of June 30, 2019, we were retroactively in full compliance with these covenants as a result of the amendment to the securities purchase agreement covering the Debentures that we entered into on July 25, 2019.

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

Risks Related to Our Company

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

With respect to mechanical rights, for example, in the United States, the rates Slacker pays are, to a significant degree, a function of a ratemaking proceeding conducted by an administrative agency called the Copyright Royalty Board. The rates that the Copyright Royalty Board set apply both to compositions that we license under the compulsory license in Section 115 of the Copyright Act of 1976 (the “Copyright Act”), and to a number of direct licenses that we have with music publishers for U.S. rights, in which the applicable rate is generally pegged to the statutory rate set by the Copyright Royalty Board. The most recent proceeding before the Copyright Royalty Board (the “Phonorecords III Proceedings”) set the rates for the Section 115 compulsory license for calendar years 2018 to 2022. The Copyright Royalty Board issued its initial written determination on January 26, 2018. The rates set by the Copyright Royalty Board may still be modified if a party appeals the determination and are subject to further change as part of future Copyright Royalty Board proceedings. Based on management’s estimates and forecasts for the next two fiscal years, we currently believe that the proposed rates will not materially impact Slacker’s business, operating results, and financial condition. However, the proposed rates are based on a variety of factors and inputs which are difficult to predict in the long-term. If Slacker’s business does not perform as expected or if the rates are modified to be higher than the proposed rates, its content acquisition costs could increase and impact its ability to obtain content on pricing terms favorable to us, which could negatively harm Slacker’s business, operating results and financial condition and hinder its ability to provide interactive features in its services, or cause one or more of Slacker’s services not to be economically viable.

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, ASCAP and BMI are governed by consent decrees relating to decades-old litigations. Changes to the terms of or interpretation of these consent decrees could affect Slacker’s ability to obtain licenses from these PROs on favorable terms, which could harm its business, operating results, and financial condition. As of June 30, 2019, Slacker owed $10.2 million in aggregate royalty payments to such PROs.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 12,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433 shares have been issued, 1,613,814 restricted stock units have been granted, and options to purchase 5,031,668 shares of our common stock have been granted and are outstanding as of June 30, 2019. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2016 Plan, as amended, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

During the three months ended June 30, 2019, we issued 102,897 shares of our common stock valued at $0.8 million to various consultants. We valued these shares at prices between $4.58 and $6.18 per share, the market price of our common stock on the date of issuance.

During the three months ended June 30, 2019, we issued 136,423 restricted stock units to various employees and consultants. We valued these restricted stock units at $3.64 per share, the market price of our common stock on the date of issuance.

During the three months ended June 30, 2019, we granted 75,000 options to purchase shares of our common stock, with an exercise price of $3.64 per share.

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

On December 31, 2014, we converted accounts payable into a senior promissory note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by our former attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to December 31, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and is in default. As of June 30, 2019 and March 31, 2019, the balance due of $0.3 million and $0.3 million includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
4.2	Form of Amendment to 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021, dated February 11, 2019 (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.4†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.6†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.7†	Employment Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).

Exhibit Number	Description

10.8†	Employment Agreement, dated as of October 6, 2015, between the Company and Blake Indursky (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.9†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.10†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.11†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.12†	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).
10.13†	Amendment No. 3 to Employment Agreement, dated as of March 31, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.14†	Amendment No. 4 to Employment Agreement, dated as of April 16, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.15†	Amendment No. 1 to Employment Agreement, dated as of March 31, 2019, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.16	Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.17	Subsidiary Guarantee, dated as of June 29, 2018, made by each of the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.18	Security Agreement, dated as of June 29, 2018, among the Company, the Guarantors and JGB Collateral LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.19	Amendment Agreement, dated as of February 11, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.20†	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.21†£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.22†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.23*	Amendment Agreement, dated as of July 25, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, as amended on February 11, 2019, among the Company and JGB Capital Partners, LP, JGB Capital, LP, JGB (Cayman) Finlaggan Ltd and JGB Collateral LLC.
10.24	Form of Securities Purchase Agreement, dated as of July 25, 2019, between the Company and certain investors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2019).
10.25	Placement Agency Agreement, dated as of July 25, 2019, between the Company and A.G.P./Alliance Global Partners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2019).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: August 9, 2019	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)