Form 10-Q
period 2019-09-30
LiveXLive Media, Inc.
filed 2019-11-08
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 4, 2019, there were 58,040,170 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

PART I ― FINANCIAL INFORMATION

LiveXLive Media, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2019	2019
Assets
Current Assets
Cash and cash equivalents	$16,053	$13,704
Restricted cash	235	235
Accounts receivable, net	3,843	4,314
Prepaid expense and other assets	1,794	1,311
Total Current Assets	21,925	19,564
Property and equipment, net	3,161	2,720
Goodwill	9,672	9,672
Intangible assets, net	23,801	26,943
Other assets	164	-
Total Assets	$58,723	$58,899

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$21,876	$20,906
Accrued royalties	11,417	9,921
Note payable	322	312
Deferred revenue	855	950
Senior secured convertible debentures, net	10,908	2,111
Total Current Liabilities	45,378	34,200
Other long-term liabilities	3,868	-
Lease liabilities, noncurrent	87	-
Senior secured convertible debentures, net	-	10,284
Unsecured convertible notes, net of discount and current maturities	4,928	4,741
Deferred income taxes	211	211
Total Liabilities	54,472	49,436

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 57,834,822 and 52,275,236 shares issued and outstanding, respectively	58	52
Additional paid in capital	114,972	98,605
Accumulated deficit	(110,779)	(89,194)
Total stockholders’ equity	4,251	9,463
Total Liabilities and Stockholders’ Equity	$58,723	$58,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Revenue:	$9,583	$7,968	$19,081	$15,558

Operating expenses:
Cost of sales	8,453	8,135	17,466	16,571
Sales and marketing	2,100	1,306	3,811	2,220
Product development	2,505	1,969	4,928	3,811
General and administrative	5,103	3,664	9,928	7,742
Amortization of intangible assets	1,354	2,410	3,142	4,833
Total operating expenses	19,515	17,484	39,275	35,177
Loss from operations	(9,932)	(9,516)	(20,194)	(19,619)

Other income (expense):
Interest expense, net	(940)	(782)	(1,810)	(1,397)
Other income (expense)	253	(27)	419	(77)
Total other income (expense), net	(687)	(809)	(1,391)	(1,474)

Loss before provision for income taxes	(10,619)	(10,325)	(21,585)	(21,093)

Provision for income taxes	-	-	-	-
Net loss	$(10,619)	$(10,325)	$(21,585)	$(21,093)

Net loss per share – basic and diluted	$(0.19)	$(0.20)	$(0.40)	$(0.41)
Weighted average common shares – basic and diluted	55,891,299	51,949,517	54,115,343	51,739,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2019	52,378,133	$52	$101,904	$(100,160)	$1,796
Shares issued for services to consultants	456,689	1	1,700	-	1,701
Stock-based compensation	-	-	1,771	-	1,771
Interest paid in kind	-	-	29	-	29
Shares issued in the public offering, net of cost	5,000,000	5	9,568	-	9,573
Net loss	-	-	-	(10,619)	(10,619)
Balance as of September 30, 2019	57,834,822	$58	$114,972	$(110,779)	$4,251

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2019	52,275,236	$52	$98,605	$(89,194)	$9,463
Shares issued for services to consultants	559,586	1	2,468	-	2,469
Stock-based compensation	-	-	4,302	-	4,302
Interest paid in kind	-	-	29	-	29
Shares issued in the public offering, net of cost	5,000,000	5	9,568	-	9,573
Net loss	-	-	-	(21,585)	(21,585)
Balance as of September 30, 2019	57,834,822	$58	$114,972	$(110,779)	$4,251

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2018	51,901,418	$52	$93,902	$(62,200)	$31,754
Shares issued for services to consultants	50,232	-	534	-	534
Stock-based compensation	-	-	2,477	-	2,477
Shares issued for debt conversion	17,735	-	53	-	53
Net loss	-	-	-	(10,325)	(10,325)
Balance as of September 30, 2018	51,969,385	$52	$96,966	$(72,525)	$24,493

	Common stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2018	51,432,292	$51	$89,778	$(51,432)	$38,397
Shares issued for services to consultants	143,523	-	1,156	-	1,156
Stock-based compensation	-	-	4,852	-	4,852
Shares issued for debt conversion	393,570	1	1,180	-	1,181
Net loss	-	-	-	(21,093)	(21,093)
Balance as of September 30, 2018	51,969,385	$52	$96,966	$(72,525)	$24,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(21,585)	$(21,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,984	5,144
Common stock issued for services	2,389	1,527
Stock-based compensation	4,003	4,535
Amortization of debt discount	342	529
Interest paid in kind	29	-
Change in fair value of bifurcated embedded derivatives	(194)	15
Changes in operating assets and liabilities:
Accounts receivable	471	(405)
Prepaid expenses and other current assets	(647)	177
Deferred revenue	(95)	(169)
Accounts payable and accrued liabilities	2,669	4,993
Other long-term liabilities	3,868	-
Net cash used in operating activities	(4,766)	(4,747)
Cash Flows from Investing Activities:
Purchases of property and equipment	(982)	(1,065)
Net cash used in investing activities	(982)	(1,065)
Cash Flows from Financing Activities:
Repayment of senior secured convertible debentures	(1,326)	-
Proceeds from senior secured convertible debentures payable, net	-	9,606
Amendment costs of senior secured debentures	(150)	-
Proceeds from public offering, net	9,573	-
Repayment of bank debt	-	(3,515)
Net cash provided by financing activities	8,097	6,091
Net change in cash, cash equivalents and restricted cash	2,349	279

Cash, cash equivalents and restricted cash, beginning of period	13,939	13,970
Cash, cash equivalents and restricted cash, end of period	$16,288	$14,249

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$927	$408
Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally-developed software	$301	$317
Common stock issued upon conversion of unsecured convertible notes payable	$-	$1,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2019 and 2018

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in Beverly Hills, California. The Company is a global digital media company focused on live entertainment.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and six months ended September 30, 2019. The results for the three and six months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2020 (“fiscal 2020”). The condensed consolidated balance sheet as of March 31, 2019 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2019 (the “2019 Form 10-K”).

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

These financial statements have been prepared on the basis of the Company having sufficient liquidity to fund its operations for at least the next twelve months from the issuance of these condensed consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 205-40 (“ASC Topic 205-40”), Presentation of Financial Statements—Going Concern. The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash and cash equivalents amounted to $16.1 million as of September 30, 2019, and $13.7 million as of March 31, 2019, respectively).

As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $21.6 million, and utilized cash of $4.8 million in operating activities for the six months ended September 30, 2019, and had a working capital deficiency of $23.5 million as of September 30, 2019. The Company filed a universal shelf offering on Form S-3 which became effective in February 2019 to raise up to $150.0 million in cash from the sale of equity, debt and/or other financial instruments. During the quarter ended September 30, 2019, the Company sold 5,000,000 shares of its common stock to certain institutional investors for gross proceeds of $10.5 million.

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

Subscription Services consist of:

Direct subscriber, mobile service provider and mobile app services

The Company generates revenue for subscription services on both a direct basis and through subscriptions sold through certain third-party mobile service providers and mobile app services (collectively the “Mobile Providers”). For subscriptions sold through the Mobile Providers, the subscriber executes an on-line agreement with Slacker, Inc., the Company’s wholly owned subsidiary that provides an internet music and radio streaming service (“Slacker”), outlining the terms and conditions between Slacker and the subscriber upon purchase of the subscription. The Mobile Providers promote the Slacker app through their e-store, process payments for subscriptions, and retain a percentage of revenue as a fee. The Company reports this revenue gross of the fee retained by the Mobile Providers, as the subscriber is Slacker’s customer in the contract and Slacker controls the service prior to the transfer to the subscriber. Subscription revenues from monthly subscriptions sold directly through Mobile Providers are subject to such Mobile Providers’ refund or cancellation terms. Revenues from Mobile Providers are recognized net of any such adjustments for variable consideration, including refunds and other fees. The Company’s payment terms vary based on whether the subscription is sold on a direct basis or through Mobile Providers. Subscriptions sold on a direct basis require payment before the services are delivered to the customer. The payment terms for subscriptions sold through Mobile Providers vary, but are generally payable within 30 days.

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

Cost of Sales

Cost of Sales principally consists of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights and producing and streaming live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers primarily relate to the consumption of music listened to on Slacker’s radio services. As of September 30, 2019 and March 31, 2019, the Company accrued $11.4 million and $9.9 million of royalties, respectively.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees, directors and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments, convertible debentures and convertible notes have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

At September 30, 2019 and 2018, the Company had 167,363 warrants outstanding, 4,809,168 and 5,086,668 options outstanding, respectively, 2,628,510 and 500,000 restricted stock units outstanding, respectively, and 2,839,546 and 2,614,031 shares of common stock issuable underlying the Company’s convertible notes and convertible debentures, respectively.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the six months ended September 30 (in thousands):

	2019	2018
Cash and cash equivalents	$16,053	$14,064
Restricted cash	235	185
Total cash and cash equivalents and restricted cash	$16,288	$14,249

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of September 30, 2019 and March 31, 2019, the Company had restricted cash of $0.2 million.

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations. There were no impairment losses recorded on receivables for the three and six months ended September 30, 2019 and 2018.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At September 30, 2019, the Company had two customers that made up 17%, and 51% of the total gross accounts receivable balance. At March 31, 2019, the Company had three customers that made up 10%, 26% and 36% of the total gross accounts receivable balance.

The Company’s accounts receivable at September 30, 2019 and March 31, 2019 is as follows (in thousands):

	September 30,	March 31,
	2019	2019
Accounts receivable, gross	$3,847	$4,318
Less: Allowance for doubtful accounts	(4)	(4)
Accounts receivable, net	$3,843	$4,314

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the six months ended September 30, 2019 and 2018, the Company capitalized $1.4 million and $1.4 million of internal use software, respectively.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. No impairment losses have been recorded in the three and six months ended September 30, 2019 and 2018.

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

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the three and six months ended September 30, 2019 and 2018.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements. In addition, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842: Leases. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. The amendments in this ASU further clarify certain aspects of ASU No. 2016-13. For entities that have not yet adopted ASU No. 2016-13, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide transition relief for ASU No. 2016-13 by providing an option to irrevocably elect the fair value option for certain financial assets measured at an amortized cost basis. For entities that have not yet adopted ASU No. 2016-13, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures.

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

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenue
Subscription services	$8,985	$7,244	$17,550	$13,865
Advertising	598	724	1,274	1,528
Licensing	-	-	257	165
Total Revenue	$9,583	$7,968	$19,081	$15,558

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

The following table summarizes the significant changes in contract liabilities balances during the six months ended September 30, 2019 (in thousands):

Contract Liabilities
Balance as of March 31, 2019	$950
Revenue recognized that was included in the contract liability at beginning of period	(950)
Increase due to cash received, excluding amounts recognized as revenue during the period	855
Balance as of September 30, 2019	$855

Note 4 — Property and Equipment

The Company’s property and equipment at September 30, 2019 and March 31, 2019 was as follows (in thousands):

	September 30,	March 31,
	2019	2019
Property and equipment, net
Production equipment	$54	$54
Computer, machinery, and software equipment	1,432	573
Furniture and fixtures	23	23
Leasehold improvements	23	19
Capitalized internally developed software	3,490	3,070
Total property and equipment	5,022	3,739
Less accumulated depreciation and amortization	(1,861)	(1,019)
Total property and equipment, net	$3,161	$2,720

Depreciation expense was $0.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively and was $0.8 million and $0.3 million for the six months ended September 30, 2019 and 2018, respectively.

Note 5 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the six months ended September 30, 2019 (in thousands):

Goodwill
Balance as of March 31, 2019	$9,672
Acquisitions	-
Balance as of September 30, 2019	$9,672

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the six months ended September 30, 2019 (in thousands):

Tradenames
Balance as of March 31, 2019	$4,637
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2019	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2019 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$6,748	$12,532
Intellectual property (patents)	5,366	626	4,740
Customer relationships	6,570	4,697	1,873
Domain names	29	10	19
Total	$31,245	$12,081	$19,164

The Company’s finite-lived intangible assets were as follows as of March 31, 2019 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$4,819	$14,461
Intellectual property (patents)	5,366	447	4,919
Customer relationships	6,570	3,665	2,905
Domain names	29	8	21
Total	$31,245	$8,939	$22,306

The Company’s amortization expense on its finite-lived intangible assets was $1.4 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively and was $3.1 million and $4.8 million for the six months ended September 30, 2019 and 2018, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2020 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2020 (remaining six months)	$2,541
2021	4,744
2022	4,744
2023	3,648
2024	358
Thereafter	3,129
$19,164

Note 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2019 and March 31, 2019 were as follows (in thousands):

	September 30,	March 31,
	2019	2019
Accounts payable	$17,902	$18,316
Accrued liabilities	3,799	2,519
Due to related parties	98	71
Lease liabilities, current	77	-
	$21,876	$20,906

Note 7 — Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. In February 2018, the Note holder filed a claim for collection of the Note (see Note 13 – Commitments and Contingencies). In February 2019, as part of a settlement agreement, the parties agreed to the repayment of the Note on or before June 30, 2019. As of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the Note has not been extended and is currently past due. In addition, the holder of the Note obtained a judgement against the Company for nonpayment of the Note in the State of Delaware in August 2019 and in the State of California in September 2019. As of September 30, 2019 and March 31, 2019, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

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

The June 2018 Debentures mature on June 29, 2021, accrue interest at 12.75% per year, and are convertible into shares of common stock of the Company at a conversion price of $10.00 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the June 2018 Debentures will have the right, at their option, to require the Company to redeem an aggregate of up to $0.2 million of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such redemption prior to December 28, 2018. The Company will be required to promptly, but in any event no more than two trading days after a holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of common stock. At the Company’s election and subject to certain limitations, the Company may also pay interest in shares of its common stock. If the Company elects to pay the redemption amount or interest in shares of its common stock, then, subject to the next sentence, the shares will be delivered based on a price equal to the lesser of (a) a 10% discount to the average of the three lowest daily volume weighted average prices of the Company’s common stock over the prior 20 trading days, or (b) the Conversion Price, subject to a certain minimum price per share and if certain conditions are met. The Company will not have the right to, and will not, make any redemption or interest payment in shares of its common stock unless and until it has obtained the requisite consent of its stockholders under the rules of Nasdaq or if the issuance of shares as a result of such election would reduce the number of shares that the Company is permitted to issue under Nasdaq listing standards upon the conversion in full of the June 2018 Debentures.

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

On February 11, 2019, the Company amended the SPA with the Purchasers to obtain additional financing, increasing the cash purchase price of the Debentures by $3.0 million, $3.2 million in aggregate principal amount, of its 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (the “February 2019 Debentures” and together with the June 2018 Debentures, the “Debentures”). In conjunction with the additional financing, the Company (i) recorded issuance costs of $0.1 million against the liability, (ii) modified certain financial liquidity covenants in the Debentures, (iii) modified the definition of “Monthly Allowance” by increasing it from $170,000 to $221,000, and (iv) amended the definition of “Prepayment Amount” to mean, with respect to any payment of the Debentures prior to the maturity date, the entire outstanding principal balance (including any original issue discount) of the Debenture, all accrued and unpaid interest thereon, together with a prepayment premium (the “Prepayment Premium”) equal to the following: (a) if the Debentures are prepaid on or after the original issuance date, but on or prior to December 31, 2019, all remaining regularly scheduled interest to be paid on the Debentures from the date of such payment of the Debentures to, but excluding, December 31, 2019, plus 10% of the entire outstanding principal balance of the Debentures, (b) if the Debentures are prepaid after December 31, 2019, but on or prior to June 30, 2020, 10% of the entire outstanding principal balance of the Debentures; (c) if the Debentures are prepaid after June 30, 2020, but on or prior to December 31, 2020, 8% of the entire outstanding principal balance of the Debentures; and (d) if the Debentures are prepaid on or after December 31, 2020, but prior to the maturity date, 6% of the entire outstanding principal balance of the Debentures. The terms of the February 2019 Debentures were otherwise the same as the June 2019 Debentures. The Company evaluated the amendment and the modification was not required to be accounted for as an extinguishment as the instruments are not considered substantially different under ASC 470-50, Debt – Modifications and Extinguishment. As a result of the modification, the change in fair value of the embedded conversion feature was recorded as an additional debt discount of $0.2 million with a corresponding increase to additional paid in capital. The outstanding principal balance of the Debentures at September 30, 2019 was $11.8 million, which included $0 of accrued interest and at March 31, 2019 was $13.2 million, which included $0.1 million of accrued interest.

The Debentures contain customary affirmative and restrictive covenants and representations and warranties, including limitations on indebtedness, liens, investments, dispositions of assets, organizational document amendments, issuance of disqualified stock, change of control transactions, stock repurchases, indebtedness repayments, dividends, the creation of subsidiaries, affiliate transactions, deposit accounts and certain other matters. The Company must also maintain a specified minimum cash balance, meet certain financial targets, and maintain minimum amounts of liquidity.  As of September 30, 2019 the Company was in compliance with its financial covenants; however, the Company concluded that a future financial covenant violation associated with near term revenue targets remains probable, and as a result, the Debentures have been classified as current liabilities in accordance with ASC 470-10, Debt.

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

At September 30, 2019, the Company performed a fair value analysis using a binomial lattice calculation on both of the derivative instruments using the following assumptions: Coupon Rate: 12.75%, Term: 1.75 years, Volatility: 84.1%, Market Rate: 17.70% and Probability of Default: 32.76%. The Company determined that as of the assessment date, the fair value is $0.4 million. The change in fair value of $0.2 million is recorded in Other income (expense) on the Company’s condensed consolidated statements of operations at September 30, 2019.

At March 31, 2019, the Company performed a fair value analysis using a risk neutral model on the default event derivative instrument using the following assumptions: Coupon Rate: 12.75%, Term: 2.25 years, Discount Rate: 17.47 – 17.66%, Risk Free Rate: 2.26%, Recovery Rate: 53.99% and Probability of Default: 30.97%. The Company determined that as of the assessment date, the fair value was $0.6 million. The change in fair value of $0.3 million was recorded in Other income (expense) on the Company’s consolidated statements of operations at March 31, 2019.

As of the date of this Quarterly Report, the Debentures holders have sent monthly redemption notices for December 2018 through November 2019 (inclusive). The Company has repaid $0.3 million of principal in January 2019 and $0.2 million of principal in each month in February 2019, March 2019, April 2019, May 2019, June 2019, July 2019, August 2019, September 2019, October 2019 and November 2019.

	September 30,	March 31,
	2019	2019
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$11,775	$13,101
Accrued interest	-	142
Fair Value of Embedded Derivatives	392	586
Less: Discount	(1,259)	(1,434)
Net	10,908	12,395
Less: Senior Secured Convertible Debentures, current	10,908	2,111
Senior Secured Convertible Debentures, long-term	$-	$10,284

Note 9 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at September 30, 2019 and March 31, 2019 were as follows (in thousands):

	September 30,	March 31,
	2019	2019
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2021	$3,985	$3,850
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2021	1,002	967
Less: Discount	(59)	(76)
Net	4,928	4,741
Less: Unsecured Convertible Note Payable - Related Party, current	-	-
Unsecured Convertible Notes Payable - Related Party, long-term	$4,928	$4,741

Total principal maturities of the Company’s long-term borrowings, including the Debentures, unsecured convertible notes, and note payable are $0.3 million for the year ending March 31, 2020, $0 for the year ending March 31, 2021 and $16.8 million for the year ending March 31, 2022.

As of September 30, 2019 and March 31, 2019, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). At September 30, 2019, the balance due of $4.0 million, which included $0.4 million of accrued interest, was outstanding under the first Trinad Note.  At March 31, 2019, the balance due of $3.8 million, which included $0.2 million of accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). For the three months ended September 30, 2019, the Company amortized less than $0.1 million of discount to interest expense, and the unamortized discount as of September 30, 2019 was $0.1 million. As of September 30, 2019, $0.1 million of accrued interest was added to the principal balance.

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

On March 31, 2019, the Company entered into a further Amendment of Notes Agreement (the “Second Amendment Agreement”) with Trinad Capital in which the maturity dates of all of the Trinad Notes were all extended to May 31, 2021. The Company evaluated the Second Amendment Agreement and the modification was required to be accounted for as Troubled Debt Restructuring under ASC 470-50, Debt – Modifications and Extinguishment as it has been determined that there is substantial doubt about the Company’s ability to continue as a going concern (see Note 1— Organization and Basis of Presentation) and Trinad Capital granted the Company a concession, as the effective interest rate of the amended Note is less than that of the original Trinad Notes.

The Company may not redeem the any of the Trinad Notes prior to May 31, 2021 without Trinad Capital’s consent.

Note 10 — Related Party Transactions

As of September 30, 2019 and March 31, 2019, the amount due to related parties was less than $0.1 million in the aggregate, payable to Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. This amount was provided to the Company for working capital as needed and is unsecured, noninterest bearing advance with no formal terms of repayment.

Note 11 — Leases

The Company leases a facility under a non-cancelable operating lease which expires in fiscal year 2022. Upon adoption of ASU 2016-02 and its related Updates, the Company recorded $0.2 million of right-of-use assets and operating lease liabilities. Operating lease cost for the three and six months ended September 30, 2019 was less than $0.1 million.

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	September 30, 2019
Operating lease right-of-use assets	$164
Total operating lease right-of-use assets	164

Operating lease liability, current	$77
Operating lease liability, noncurrent	87
Total operating lease liabilities	$164

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in thousands):

For Years Ending March 31,
2020 (remaining six months)	$47
2021	94
2022	47
Total lease payments	188
Less: imputed interest	(24)
Present value of operating lease liabilities	$164

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

Rental expense for operating leases classified under ASC 840 for the three and six months ended September 30, 2018 was less than $0.1 million and was recorded within general and administrative expenses.

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

On May 1, 2019 the Company entered into a month to month agreement with a third party to lease office space in Los Angeles, California for $20 thousand per month. This agreement was subsequently amended on October 1, 2019 to $14 thousand per month.

Slacker leases its San Diego premises under operating leases expiring on December 31, 2019. Rent expense for the operating lease totaled $0.2 million and $0.2 million for the six months ended September 30, 2019 and 2018, respectively.

Note 12 — Long-Term Liabilities

 During the quarter ended September 30, 2019, Slacker entered into three amendments to existing agreements with certain licensors of music content (the “Music Partners”) which own and license rights to Slacker to certain sound recordings. Pursuant to these amendments, payment terms on $10.0 million of outstanding balances to the Music Partners were extended over periods between 11 and 24 months. Of the $10.0 million due, $6.1 million is recorded as current liabilities and $3.9 million is recorded as other long-term liabilities.

In addition, the Company issued one of the Music Partners $0.4 million in restricted shares of the Company’s common stock, at a price of approximately $4.51 per share, as full payment of certain amounts due under such agreement.

The Company evaluated these agreements and the two of the amendments were required to be accounted for as a modification under ASC 470-50 Debt – Modifications and Extinguishment, and one of the agreements was required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. There were no material adjustments required as a result.

Note 13 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees and require that the Company makes upfront minimum guarantee payments. As of September 30, 2019, the Company has licenses, production and/or distribution agreements to pay future minimum guarantee commitments of $5.2 million, of which $1.4 million will be paid in the fiscal year ending March 31, 2020 and the remainder will be paid thereafter. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for revenue share of 50% of net revenues; however, without a requirement to make future minimum guarantee commitment payments irrespective to the execution and results of the planned events. As of September 30, 2019, the Company had prepaid minimum guarantees of $0.2 million in content acquisition costs related to minimum guarantees.

Contractual Obligations

As of September 30, 2019, the Company is obligated under agreements with certain content providers, such as festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers, and other contractual obligations to make guaranteed payments as follows: $1.1 million for the fiscal year ending March 31, 2020 and $1.0 million thereafter.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of September 30, 2019, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Legal Proceedings

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. As of September 30, 2019, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At September 30, 2019 the promissory note has not been paid and is currently past due.

On October 11, 2018, Manatt, Phelps & Phillips, LLP (“Manatt”) filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff (the “Manatt DE Action”). Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. On February 19, 2019, the parties entered into a settlement agreement and agreed to release each other from all claims and damages relating to this matter, pending the repayment by the Company of the promissory note discussed above by September 30, 2019 and the sale of such shares by Manatt in compliance with such order. The parties further agreed that within three days after the later of (i) Manatt’s sale of all of their shares pursuant to the court’s order in compliance therewith, and (ii) the note repayment by such due date, Manatt would dismiss this Delaware action and the California action with prejudice. Such settlement was approved by the court on March 4, 2019. Other than the repayment of the note and accrued interest in full, no additional consideration was paid by the Company to the plaintiff related to this settlement. Pursuant to the terms of the settlement agreement, as a result of the note due to Manatt described above having not been paid as of September 30, 2019 and is currently being past due, in August, 2019, Manatt obtained a judgement in the Court of Chancery of the State of Delaware against the Company for the amount of $0.3 million, which represents principal and all accrued and unpaid interest on the note through July 5, 2019. The judgement amount will continue to accrue interest at the 6% applicable rate from July 6, 2019 through the date of the judgment’s satisfaction in full. In September 2019, Manatt obtained a related sister-state judgement in the Superior Court of California, County of Los Angeles against the Company for the same amount.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including discovery with the trial not expected to commence, if any, until the first quarter of the Company’s fiscal year ending March 31, 2021. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. Per the court order issued in May 2019, the parties agreed to allow Mr. Schnaier to sell his remaining shares of the Company’s common stock on an ongoing basis. Sales of such shares were completed during the second quarter ended September 30, 2019. The Company has and intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to such claims. As of September 30, 2019, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the six months ended September 30, 2019 and 2018, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0 and less than $0.1 million, respectively. During the six months ended September 30, 2018, the full amount was expensed and included in general and administrative expenses.

While the resolution of the above matters cannot be predicted with certainty, other than as set forth above and in this Note 13 — Commitments and Contingencies of the 2019 Form 10-K, the Company does not believe, based on current knowledge, that except as set forth above, the outcome of the currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s financial statements.

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

Non-Income Related Taxes

In general, the Company has not historically collected state or local sales, use or other similar taxes in any jurisdictions in which the Company does not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of its music subscription services. In addition, the Company has not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which it has a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. The Company evaluated the new requirements, and based upon its assessment determined that its sales tax exposure was not material to the financial results as of September 30, 2019.  The Company is in the process of determining how and when its collection practices will need to change in the relevant jurisdictions, including obtaining resale certificates from third party resellers of the Company’s music services, as necessary.

Note 14 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k)Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company made matching contributions of less than $0.1 million to the 401(k) Plan for each of the three and six months ended September 30, 2019 and 2018.

Note 15 — Stockholders’ Equity

Issuance of Common Stock in the Public Offering

On July 25, 2019, in a registered direct public offering, the Company entered into securities purchase agreements with certain institutional investors pursuant to which the Company sold a total of 5,000,000 shares of the its common stock at a price per share of $2.10. The gross proceeds to the Company were $10.5 million. The net proceeds of the offering to the Company were $9.6 million, after deducting placement agent fees and other offering expenses totaling $0.9 million paid by the Company.

Issuance of Common Stock for Services to Consultants

During the six months ended September 30, 2019, the Company issued 559,586 shares of its common stock valued at $2.5 million to certain Company consultants and vendors. Additionally, the Company has $0.3 million in Accounts Payable and accrued liabilities for stock earned by its consultants, but not yet issued. During the three and six months ended September 30, 2019, the Company recorded $0.2 million and $0.4 million, respectively, of expense related to stock issuances to its consultants. The remaining unrecognized compensation cost of approximately $0.5 million is expected to be recorded over the next year as the shares vest.

During the six months ended September 30, 2018, the Company issued 143,523 shares of its common stock valued at $0.7 million to certain Company consultants. During the three and six months ended September 30, 2018, the Company recorded $0.5 million and $1.2 million, respectively, of expense related to stock issuances to consultants.

Issuance of Common Stock for Services to Employees

During the three and six months ended September 30, 2019, the Company recorded less than $0.1 million, respectively, of expense related to prior stock issuances to employees. As of September 30, 2019, there was no remaining unrecognized compensation cost.

During the three and six months ended September 30, 2018, the Company recorded $0.2 million and $0.3 million, respectively, of expense related to the stock issuances to employees.

Additional details of the Company’s issuances of its common stock to its employees during the six months ended September 30, 2019 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of March 31, 2019	15,278	$5.01
Granted	-	-
Vested	(15,278)	5.01
Forfeited or expired	-	-
Non-vested as of September 30, 2019	-	-

Warrants

The table below summarizes the Company’s warrant activities during the six months ended September 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2019	167,363	4.01	1.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, September 30, 2019	167,363	4.01	1.44
Exercisable, September 30, 2019	167,363	4.01	1.44

At September 30, 2019, the intrinsic value of warrants outstanding and exercisable was $0.

Note 16 — Business Segment and Geographic Reporting

Management has determined that the Company has one operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in all of their new vehicles. In the three and six months ended September 30, 2019 total revenue from the OEM was $5.6 million and $10.6 million, respectively. In the three and six months ended September 30, 2018, total revenue from the OEM was $2.9 million and $5.1 million, respectively.

Geographic Information

The Company operates as an internet live music streaming platform based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 17 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$392	$-	$-	$392

	March 31, 2019
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$586	$-	$-	$586

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

Amount
Balance as of March 31, 2019	$586
Total fair value adjustments reported in earnings	(194)
Balance as of September 30, 2019	$392

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	September 30, 2019
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,053	$16,053	$-	$-
Restricted cash	235	235	-	-
Liabilities:
Note payable	322	-	-	322
Senior secured convertible debentures, net	10,516	-	-	11,196
Unsecured convertible notes payable, net	4,928	-	-	5,022

	March 31, 2019
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$13,704	$13,704	$-	$-
Restricted cash	235	235	-	-
Liabilities:
Note payable	312	-	-	312
Senior secured convertible debentures, net	11,809	-	-	13,737
Unsecured convertible notes payable, net	4,741	-	-	8,844

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2019 and March 31, 2019. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of September 30, 2019 and March 31, 2019.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s Debentures, embedded derivatives and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using binomial lattice calculations and a risk neutral model and a yield model with a Black-Scholes-Merton option pricing model, respectively. The Company has recognized $0.2 million and $0.4 million, respectively, of income in the three and six months ended September 30, 2019 related to the fair value of bifurcated derivatives through other income (expense). The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value.

Note 18 — Subsequent Events

Effective October 20, 2019, the Company’s board of directors elected Bridget Baker as a director of the Company. The board determined that Ms. Baker is an “independent” director pursuant to the definition of independence under Rule 5605(a)(2) of the Nasdaq Listing Rules. The board also appointed Ms. Baker to the Compensation Committee of the board.

In consideration of Ms. Baker’s agreement to join the board, the Company approved the grant to her of 60,900 restricted stock units (the “RSUs”), which shall vest on November 30, 2020, subject to her continued service on the board through such vesting date. The RSUs will be issued under the Company’s 2016 Equity Incentive Plan (as amended, the “Plan”). Each RSU represents a contingent right to receive one share of the Company’s common stock or the cash value thereof. The board, in its sole discretion, will determine in accordance with the terms and conditions of the Plan the form of payout of the RSUs (cash and/or stock). Ms. Baker will also be entitled to participate in the annual compensation package that the Company provides to its other non-employee directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “our” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended September 30, 2019, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including LiveXLive App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturing or to repurchase the convertible nets upon a fundamental chance or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our credit agreement; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 24, 2019 (the “2019 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the six months ended September 30, 2019 and 2018, we reported revenue of $19.1 million and $15.6 million, respectively. For the six months ended September 30, 2019 and 2018, one customer accounted for 56% and 33% of our consolidated revenues, respectively.

Key Corporate Developments for the Quarter Ended September 30, 2019

During the three months ended September 30, 2019, we successfully produced and livestreamed ten (10) major music festivals and events, including Montreux Jazz Festival 2019, Afronation, Alt Summer Camp, Sziget 2019, iHeartRadio Icons with Vince Gill, iHeartRadio Album Release Party with Trisha Yearwood, iHeartRadio Album Release Party with The Lumineers, Life is Beautiful, iHeartRadio Music Festival Daytime Stage and Rock in Rio.

We ended the September 30, 2019 quarter with approximately 775,000 paid subscribers on our music platform, up from approximately 549,000 at September 30, 2018, representing 41% annual growth. For the three months ended September 30, 2019, we generated over 27.0 million views, 108 artists livestreamed and 116 hours of live programming.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

We derive the majority of our revenue through music subscription services, and secondarily from advertising and licensing. For the three months ended September 30, 2019, approximately 10% and 90% of our revenue was from advertising and paid customers’ subscriptions, respectively. Beginning in the second half of 2020, we plan to grow our advertising revenue across our live music programming, and as a result we expect the percentage mix of advertising versus subscription revenue to be higher as early as mid-fiscal year ending March 31, 2020 (“fiscal year 2020”) versus fiscal year ended March 31, 2019 (“fiscal year 2019”).

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During the three months ended September 30, 2019, we livestreamed ten (10) live festivals and music events. As of September 30, 2019, we now have over 40 festivals and live events under agreement with terms ranging in duration from 1 to 7 years. Moreover, in fiscal year ending March 31, 2018 (“fiscal year 2018”) we entered into a five-year agreement with Insomniac, the global leader in electronic dance music events, for exclusive global digital broadcast rights across all Insomniac events, including up to 20 major festivals around the world and over 100 events annually. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. In the long term, we also plan to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers.

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

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats, extending our distribution to include pay television and social channels, deploying new services for our subscribers such as artist merchandise and live music event ticket sales, and licensing user data across our platform. Previously our Slacker audio and LiveXLive video services operated on separate platforms; however, in May 2019 we combined these services into a single platform, including offering a greater variety of exclusive and unique music content across our platform. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during fiscal year 2020, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

For each of the three and six months ended September 30, 2019 and 2018, a substantial amount of our revenue was derived from a single customer (Tesla) based in the United States. Either party may terminate our agreement with Tesla for convenience at any time. In addition, a significant amount of the subscription revenue we generate from Tesla is indirectly subsidized by Tesla to its customers, which Tesla is not committed to carry indefinitely. Should our relationship with Tesla change, our subscription revenue services no longer be subsidized and/or made available by Tesla to its customers, there can be no assurance that we will continue to receive the same level of revenue from Tesla and subscription service revenue in future periods may materially fluctuate accordingly.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2019 and 2018, all material amounts of our revenue was derived from customers located in the United States. Moreover, and during the six months ended September 30, 2019, one of our customers accounted for 56% of our consolidated revenues. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly diversify our subscriber base and expand our operating segment’s service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

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

As of September 30, 2019, we had approximately $7.9 million of unrecognized stock-based compensation, which we expect to recognize over a weighted-average period of approximately 3.8 years. Stock-based compensation expense is expected to be relatively consistent in fiscal year 2020, as compared to fiscal year 2019 as a result of our existing unrecognized stock-based compensation, and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

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

As of September 30, 2019, we had approximately $79.0 million and $16.0 million of federal and state net operating losses, respectively. These operating loss carryforwards are available to offset future taxable income that expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million of net operating loss carryforwards through the acquisition of Slacker in December 2017.  Utilization of these losses is limited by Section 382 of the Internal Revenue Code, as amended (the “IRC”), in fiscal year 2018 and each taxable year thereafter. We have estimated a limitation and revalued the losses at $22.0 million. It is possible that the utilization of these NOL carryforwards may be further limited by other changes in ownership due to Section 382 of the IRC. We are undertaking a study to determine the applicable limitations, if any. We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly, we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

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

There were no material changes to our critical accounting policies and estimates during the three months ended September 30, 2019.

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

The following table sets forth the reconciliation of AOL to Operating Income (loss), the most comparable GAAP financial measure (in thousands), for each of the three and six-month periods ended September 30, 2019 and 2018:

	Contribution Margin (Loss)	Operating Income (Loss) from Operations	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Loss
Three Months Ended September 30, 2019
Music Operations	$1,130	$(6,069)	$1,984	$1,969	$-	$45	$(2,071)
Corporate	-	(3,863)	-	790	-	1,439	(1,634)
Total	$1,130	$(9,932)	$1,984	$2,759	$-	$1,484	$(3,705)

Three Months Ended September 30, 2018
Music Operations	$(167)	$(6,125)	$2,622	$1,096	$-	$-	$(2,407)
Corporate	-	(3,391)	1	2,119	-	119	(1,152)
Total	$(167)	$(9,516)	$2,623	$3,215	$-	$119	$(3,559)

	Contribution Margin (Loss)	Operating Income (Loss) from Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Recurring Costs	Adjusted Operating Loss
Six Months Ended September 30, 2019
Music Operations	$1,615	$(13,088)	$4,213	$3,140	$-	$45	$(5,690)
Corporate	-	(7,106)	2	2,736	-	1,764	(2,604)
Total	$1,615	$(20,194)	$4,215	$5,876	$-	$1,809	$(8,294)

Six Months Ended September 30, 2018
Music Operations	$(1,013)	$(12,876)	$5,142	$2,325	$-	$117	$(5,292)
Corporate	-	(6,743)	2	3,737	-	181	(2,823)
Total	$(1,013)	$(19,619)	$5,144	$6,062	$-	$298	$(8,115)

Operating Results

Three Months Ended September 30, 2019, as compared to Three Months September 30, 2018

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Revenue	$9,583	$7,968	20%

Cost of Sales	8,453	8,135	4%
Sales & Marketing, Product Development and G&A	5,845	3,548	65%
Intangible Asset Amortization	1,354	2,410	-44%
Operating Loss	(6,069)	(6,125)	1%
Operating Margin	-63%	-77%	18%
AOL*	$(2,071)	$(2,407)	14%
AOL Margin*	-22%	-30%	28%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Music Operations revenue increased $1.6 million, or 20%, during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to subscriber growth compared to the prior period.

Operating Loss

Music Operations operating loss was relatively flat showing a ($6.1) million operating loss from operations for the three months ended September 30, 2018, and for the three months ended September 30, 2019 as a result of  $1.3 million improvement in contribution margins from music services during the three months ended September 30, 2019 as compared to the three months ended September 30, 2019, offset by $1.0 million in increased operating expenditures largely associated with higher sales and marketing and product development expensed to support the growth of our company, coupled with $0.3 million increase in non-cash depreciation, amortization and stock based compensation.

Adjusted Operating Loss (“AOL”)

Music Operations AOL decreased ($0.3) million, or 14%, from a ($2.4) million AOL for the three months ended September 30, 2018, to a ($2.1) million AOL for the three months ended September 30, 2019. The decrease was largely due to an increased contribution margin of $1.3 million offset by an increase in operating expenses of $1.0 million largely due to higher sales and marketing expenses and product development costs to support the growth of our Company during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Adjusted Operating Loss Margin

Music Operations AOL Margin at September 30, 2019 improved to (22%), or 28%, from (30%) for the three months ended September 30, 2018.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
G&A Expenses	$3,863	$3,391	14%
Intangible Asset Amortization	-	-	-
Operating Loss	(3,863)	(3,391)	-14%
Operating Margin	-100%	-100%	-%
AOL*	$(1,634)	$(1,152)	-42%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss

 Operating loss increased ($0.5) million, or 14%, from a ($3.4) million loss for the three months ended September 30, 2018, to a ($3.9) million loss for the three months ended September 30, 2019. The increase was largely due to $0.5 million increased in personnel-related costs in corporate, including the appointment of a new President during fiscal 2020, coupled with a $1.3 million increase in non-recurring legal fees pertaining to higher defense costs incurred from a matter pertaining to a prior acquisition, offset by a $1.3 million decrease in non-cash stock based compensation in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Adjusted Operating Loss

Corporate AOL increased ($0.4) million, or 42%, from a ($1.2) million AOL for the three months ended September 30, 2018, to a ($1.6) million AOL for the three months ended September 30, 2019. The increase was largely due to the increased operating loss in the period as described above.

Six Months Ended September 30, 2019, as compared to Six Months Ended September 30, 2018

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2019	2018	% Change
Revenue	$19,081	$15,558	23%

Cost of Sales	17,466	16,571	5%
Sales & Marketing, Product Development and G&A	11,561	7,030	64%
Intangible Asset Amortization	3,142	4,833	-35%
Operating Loss	$(13,088)	$(12,876)	-2%
Operating Margin	-69%	-83%	17%
AOL*	$(5,690)	$(5,292)	-8%
AOL Margin*	-30%	-34%	12%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Music Operations revenue increased to $19.1 million or 23% during the six months ended September 30, 2019, as compared to $15.6 million during the six months ended September 30, 2018, primarily due to subscriber growth compared to the prior period.

Operating Loss

Music Operations operating loss from continuing operations increased $0.2 million, or 2%, from a ($12.9) million operating loss for the six months ended September 30, 2018, to a ($13.1) million operating loss for the six months ended September 30, 2019. The increase was largely due to a $4.6 million increase in operating expenses comprised of a $2.9 million increase in sales & marketing and product development costs to support the growth of our Company and a $1.6 million increase in non-cash depreciation and stock based compensation, offset by increased contribution margin of $2.6 million and a reduction in intangible asset amortization of $1.7 million during the six months ended September 30, 2019 versus the six months ended September 30, 2018.

Adjusted Operating Loss

Music Operations Adjusted Operating Loss increased $0.4 million, or 8%, from a ($5.3) million AOL for the six months ended September 30, 2018, to a ($5.7) million AOL for the six months ended September 30, 2019. The increase was largely due to the above-discussed $2.9 million increase in operating expenses largely driven by higher sales and marketing and product development expenses, partially offset by an improved contribution margin of $2.6 million for the six months ended September 30, 2019 compared to the same period in September 30, 2018.

Adjusted Operating Loss Margin

Music Operations AOL Margin improved for the six months ended September 30, 2019 to (30%) from (34%) for the six months ended September 30, 2018. The quarter over quarter improvement in AOL Margin was driven by the increase in revenue for the six months ended September 30, 2019 as compared to the six months ended September 30, 2018 due to an increase in paid subscribers.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2019	2018	% Change
G&A Expenses	$7,106	$6,743	-5%
Intangible Asset Amortization	-	-	-
Operating Loss	$(7,106)	$(6,743)	-5%
Operating Margin	-100%	-100%	-%
AOL*	$(2,604)	$(2,823)	8%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss

Operating loss increased $0.4 million, or 5%, from a ($6.7) million for the six months ended September 30, 2018, to a ($7.1) million for the six months ended September 30, 2019 largely due to a $1.5 million increase in non-recurring legal fees pertaining to higher defense costs incurred from a matter pertaining to a prior asset acquisition, offset by a $1.0 million decrease in non-cash stock based compensation.

Adjusted Operating Loss

Corporate AOL remained relatively flat in the six months ended September 30, 2019 of ($2.6) million as compared to the six months ended September 30, 2018 of ($2.8) million.

Consolidated Results of Operations

Three Months Ended September 30, 2019, as compared to Three Months Ended September 30, 2018

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Revenue:	$9,583	$7,968

Operating expenses:
Cost of sales	8,453	8,135
Sales and marketing	2,100	1,306
Product development	2,505	1,969
General and administrative	5,103	3,664
Amortization of intangible assets	1,354	2,410
Total operating expenses	19,515	17,484
Loss from operations	(9,932)	(9,516)

Other income (expense):
Interest expense, net	(940)	(782)
Other expense	253	(27)
Total other income (expense)	(687)	(809)

Loss before provision for income taxes	(10,619)	(10,325)

Provision for income taxes	-	-

Net loss	$(10,619)	$(10,325)

Net loss per share – basic and diluted	$(0.19)	$(0.20)

Weighted average common shares – basic and diluted	55,891,299	51,949,517

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	43	21	105%
Product development	541	177	206%
General and administrative	46	15	207%
Total depreciation expense	$630	$213	196%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Stock-based compensation expense
Cost of sales	$27	$48	-44%
Sales and marketing	1,029	416	147%
Product development	323	525	-38%
General and administrative	1,380	2,226	-38%
Total stock-based compensation expense	$2,759	$3,215	-14%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,
	2019	2018
Revenue	100%	100%
Operating expenses
Cost of sales	88%	102%
Sales and marketing	22%	16%
Product development	26%	25%
General and administrative	53%	46%
Amortization of intangible assets	14%	30%
Total operating expenses	204%	219%
Loss from operations	-104%	-119%
Other income (expense)	-7%	-10%
Loss before income taxes	-111%	-129%
Income tax provision	-%	-%
Net loss	-111%	-129%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Advertising and Licensing	$598	$724	-17%
Subscription	8,985	7,244	24%
Total Revenue	$9,583	$7,968	20%

Advertising and Licensing Revenue

Advertising and licensing revenue of $0.6 million during the three months ended September 30, 2019 was flat when compared to the three months ended September 30, 2018.

Subscription Revenue

Subscription revenue increased $1.8 million from $7.2 million for the three months ended September 30, 2018 to $9.0 million for the three months ended September 30, 2019, due to the growth in the number of paid subscribers year over year.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Production	$2,085	$2,402	-13%
Subscription and Advertising	6,368	5,733	11%
Total Cost of Sales	$8,453	$8,135	4%

Production

Production cost of sales of $2.1 million for the three months ended September 30, 2019 decreased by $0.3 million, or 13%, when compared to the three months ended September 30, 2018, largely due to a higher mix of less expensive live events, on average produced during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Subscription and Advertising

Subscription and advertising cost of sales increased $0.7 million, or 11%, from $5.7 million for the three months ended September 30, 2018, to $6.4 million for the three months ended September 30, 2019. The increase was primarily due to the corresponding increase in subscription revenue in the same period.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Sales and marketing expenses	$2,100	$1,306	61%
Product development	2,505	1,969	27%
General and administrative	5,103	3,664	39%
Amortization of intangible assets	1,354	2,410	-44%
Total Other Operating Expenses	$11,062	$9,349	18%

Sales and Marketing Expenses

Sales and marketing expenses increased $0.8 million, or 61%, to $2.1 million for the three months ended September 30, 2019, as compared to $1.3 million for the three months ended September 30, 2018. The $0.8 million increase was largely driven by increased spending on marketing to promote a high number of live events during the three months ended September 30, 2019 (10) as compared to the three months ended September 30, 2018 (8), coupled with increased spending on marketing campaigns to drive subscriber growth.

Product Development

Product development expenses increased $0.5 million, or 27%, to $2.5 million for the three months ended September 30, 2019, as compared to $2.0 million for the three months ended September 30, 2018 largely due to higher personnel costs to support new growth initiatives in the current period.

General and Administrative

General and administrative expenses increased $1.4 million, or 39%, to $5.1 million for the three months ended September 30, 2019, as compared to $3.7 million for the three months ended September 30, 2018 largely due to higher non-recurring legal fees incurred during the current quarter compared to the prior year quarter.

Amortization of Intangible Assets

Amortization of intangible assets decreased $1.0 million, or by 44%, to $1.4 million for the three months ended September 30, 2019, as compared to $2.4 million for the three months ended September 30, 2018. The decrease was due to having the Slacker purchase price allocation being finalized in Q3 2019, resulting in adjustments to the useful life with an effect of reducing monthly amortization. Furthermore, certain customer relationships were fully amortized in prior periods thus resulting in further reductions of quarterly amortization of $0.4 million.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Total other income (expense), net	$(687)	$(809)	-15%

Total other income (expense) decreased to $0.7 million or 15%, for the three months ended September 30, 2019 as compared to $0.8 million for the three months ended September 30, 2018. The balances primarily represent interest expense related to senior secured convertible debentures, non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Six Months Ended September 30, 2019, as compared to Six Months Ended September 30, 2018

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended September 30,	Six Months Ended September 30,
	2019	2018

Revenue:	19,081	15,558

Operating expenses:
Cost of sales	17,466	16,571
Sales and marketing	3,811	2,220
Product development	4,928	3,811
General and administrative	9,928	7,742
Amortization of intangible assets	3,142	4,833
Total operating expenses	39,275	35,177
Loss from operations	(20,194)	(19,619)

Other income (expense):
Interest expense, net	(1,810)	(1,397)
Other expense	419	(77)
Total other income (expense)	(1,391)	(1,474)

Loss before provision for income taxes	(21,585)	(21,093)

Provision for income taxes	-	-
Net loss	$(21,585)	$(21,093)

Net loss per share – basic and diluted	$(0.40)	$(0.41)

Weighted average common shares – basic and diluted	54,115,343	51,739,841

The following table provides the depreciation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2019	2018	% Change
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	95	31	206%
Product development	888	257	246%
General and administrative	90	23	291%
Total depreciation expense	$1,073	$311	245%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2019	2018	% Change
Stock-based compensation expense
Cost of sales	$43	$124	-65%
Sales and marketing	1,205	822	47%
Product development	797	1,085	-27%
General and administrative	3,831	4,031	-5%
Total stock-based compensation expense	$5,876	$6,062	-3%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended September 30,
	2019	2018
Revenue	100%	100%
Operating expenses
Cost of sales	92%	107%
Sales and marketing	20%	14%
Product development	26%	24%
General and administrative	52%	50%
Amortization of intangible assets	16%	31%
Total operating expenses	206%	226%
Loss from operations	-106%	-126%
Other income (expense)	-7%	-9%
Loss before income taxes	-113%	-135%
Income tax provision	-%	-%
Net loss	-113%	-135%

Revenue

Revenue was as follows (in thousands):

	Six Months Ended September 30,
	2019	2018	% Change
Advertising and Licensing	$1,531	$1,693	-10%
Subscription	17,550	13,865	27%
Total Revenue	$19,081	$15,558	23%

Advertising and Licensing Revenue

Advertising and licensing revenue for the six months ended September 30, 2019 of $1.5 million remained relatively flat as compared to $1.7 million for the six months ended September 30, 2018.

Subscription Revenue

Subscription revenue increased $3.7 million, or 27%, to $17.6 million for the six months ended September 30, 2019, as compared to $13.9 million for the six months ended September 30, 2018. The increase was due to the growth in the number of paid subscribers year over year.

Cost of Sales

Cost of sales was as follows (in thousands):

	Six Months Ended September 30,
	2019	2018	% Change
Production	$4,846	$5,199	-7%
Subscription and Advertising	12,620	11,372	11%
Total Cost of Sales	$17,466	$16,571	5%

Production

Production cost of sales decreased $0.4 million, or 7%, to $4.8 million for the six months ended September 30, 2019, as compared to $5.2 million for the six months ended September 30, 2018. The decrease was largely due to a higher mix of lower cost live events produced, on average, during the six months ended September 30, 2019 (10) versus the six months ended September 30, 2018 (8).

Subscription and Advertising

Subscription and advertising cost of sales increased $1.2 million, or 11%, to $12.6 million for the six months ended September 30, 2019, as compared to $11.4 million for the six months ended September 30, 2018. The increase was primarily due to an increase in the corresponding subscription revenue in the same period.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended September 30,
	2019	2018	% Change
Sales and marketing expenses	$3,811	$2,220	72%
Product development	4,928	3,811	29%
General and administrative	9,928	7,742	28%
Amortization of intangible assets	3,142	4,833	-35%
Total Other Operating Expenses	$21,809	$18,606	17%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.6 million, or 72%, to $3.8 million for the six months ended September 30, 2019, as compared to $2.2 million for the six months ended September 30, 2018. The $1.6 million increase was largely as due to increased marketing spending in an effort to acquire paid subscribers and promote live events.

Product Development

Product development expenses increased $1.1 million, or 29%, to $4.9 million for the six months ended September 30, 2019, as compared to $3.8 million for the six months ended September 30, 2018. The increase of $1.1 million from the prior six month period was driven by increases in increased personnel-related expenses, stock based compensation, and consulting expenses to the support growth initiatives during the current period.

General and Administrative

General and administrative expenses increased $2.2 million, or 28%, to $9.9 million for the six months ended September 30, 2019, as compared to $7.7 million for the six months ended September 30, 2018. The increase was primarily due to $1.5 million increase in non-recurring legal fees, the vast majority of which to support non-recurring legal defense costs related to a prior period asset acquisition, coupled with an increase in personnel-related costs of $0.8 million due to the addition of corporate personal, including a new President appointed in fiscal year 2020, to support growth initiatives.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $1.7 million, or 35%, to $3.1 million for the six months ended September 30, 2019, as compared to $4.8 million for the six months ended September 30, 2018. The decrease was due to the Slacker purchase price allocation being finalized in December of 2019, resulting in adjustments to the useful life with an effect of reducing monthly amortization. Furthermore, certain customer relationships were fully amortized in prior periods thus resulting in further reductions of quarterly amortization of $0.4 million.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Six Months Ended September 30,
	2019	2018	% Change
Total other income (expense), net	$(1,391)	$(1,474)	-6%

Total other income (expense) increased $0.1 million, or 6%, to ($1.4) million for the six months ended September 30, 2019, as compared to ($1.5) million for the six months ended September 30, 2018. The balances primarily represent interest expense related to non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2019, our principal sources of liquidity were our cash and cash equivalents in the amount of $16.1 million, which primarily are invested in cash in banking institutions in the U.S. In December 2017 and July 2019, we completed two registered public offerings of our common stock, selling an aggregate 10,500,000 shares of our common stock and raising net proceeds of approximately $28.0 million, including the overallotment of shares. In December 2017, we acquired Slacker for an aggregate of $50.1 million. In June 2018 and February 2019, we issued $10.6 million and $3.2 million, respectively of Debentures raising aggregate net proceeds of $12.5 million after issuance costs. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, the public offerings, bank debt financing in fiscal year 2018 and the Debentures financing in June 2018 and February 2019. As of September 30, 2019, we had notes payable balance of $0.3 million, $10.9 million in aggregate principal amount of Debentures and unsecured convertible notes with aggregate principal balances of $4.9 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $21.6 million and utilized cash of $4.8 million in operating activities for the six months ended September 30, 2019, and had a working capital deficiency of $23.5 million as of September 30, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities, via public and/or private offerings.

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

In June 2018, we issued $10.6 million, 3-year June 2018 Debentures. Among other terms, the June 2018 Debentures bear annual interest at 12.75%, require us to meet certain financial covenants and are convertible into shares of our common stock at a conversion price of $10 per share (subject to adjustment). Net proceeds from the issuance of the June 2018 Debentures were $9.6 million after direct issuance costs, of which $3.5 million was used to pay off 100% of the legacy revolving line of credit with Silicon Valley Bank (assumed by us as part of the Slacker acquisition), resulting in a $3.5 million release of restricted cash collateral to us. The remaining proceeds will be used primarily for general working capital. As of the date of this Quarterly Report, the Debentures holders have sent redemption notices for the months of December 2018 through November 2019 (inclusive). We have repaid $0.3 million of principal in January 2019 and $0.2 million of principal for each of the months of February 2019 through November 2019 (inclusive). In February 2019, we issued $3.2 million in additional debentures, with net proceeds of approximately $3.0 million after direct issuance costs. The terms of the additional debentures were substantially the same as the June 2018 Debentures. The June 2018 Debentures and the additional debentures sold in February 2019 are referred to herein as the “Debentures.”

On July 25, 2019, we completed a registered offering with certain institutional investors pursuant to which we sold 5,000,000 shares of our common stock at a price per share of $2.10 to such investors (the “2019 Offering”). The gross proceeds of the 2019 Offering to us were $10.5 million. The net proceeds of the 2019 Offering to us were approximately $9.6 million, after deducting placement agent fees and other estimated offering expenses payable by us. We plan to use these proceeds for repayment of our Debentures, working capital needs and general corporate purposes, including without limitation future acquisitions, purchases of outstanding warrants and capital expenditures. The 2019 Offering was made pursuant to our existing shelf Registration Statement on Form S-3 (File No. 333-228909), which was filed with the SEC on December 19, 2018 and went effective on February 7, 2019, and a prospectus supplement relating to the 2019 Offering, which was filed with the SEC on July 26, 2019.

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

As of September 30, 2019 and 2018, we had an outstanding note payable of $0.3 million and $0.3 million, respectively, issued in connection with certain professional services performed for us through March 2015, and outstanding unsecured convertible notes (the “Trinad Notes”) of $4.9 million and $4.3 million, respectively, in principal and accrued interest, issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder. As of September 30, 2019, none of the Trinad Notes were due in less than a year. In March 2018, we extended the maturity date of the Trinad Notes to May 2019, In March 2019, we extended the maturity date of the Trinad Notes to May 2021. As of September 30, 2019, the Trinad Notes outstanding were as summarized below.

The first Trinad Note was issued on February 21, 2017, to then extend and aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note then became due on March 31, 2018 and was subsequently extended to May 31, 2019 and later extended to May 31, 2021. At December 31, 2018, the balance due of $3.8 million included $0.2 million of accrued interest outstanding under the first Trinad Note.  At September 30, 2019, $4.0 million of principal, which included $0.4 million of accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, we issued six of the Trinad Notes to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and subsequently with a further extension to May 31, 2021. For the three months ended September 30, 2019, we amortized less than $0.1 million of discount to interest expense, and the unamortized discount as of September 30, 2019 was $0.1 million. As of September 30, 2019, $0.1 million of accrued interest was added to the principal balance.

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

During the quarter ended September 30, 2019, Slacker entered into several amendments to existing agreements with certain licensors of music content (the “Music Partners”) which own and license rights to Slacker to certain sound recordings. Pursuant to these amendments, payment terms on $10.0 million of outstanding balances to the Music Partners were extended over periods between 11 and 24 months. Of the $10.0 million due, $6.1 million is recorded as current liabilities and $3.9 million is recorded as other long-term liabilities.

In addition, the Company issued one of the Music Partners $0.4 million in restricted shares of the Company’s common stock, at a price of approximately $4.51 per share, as full payment of certain amounts due under such agreement.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(4,766)	$(4,747)
Net cash used in investing activities	(982)	(1,065)
Net cash provided by financing activities	8,097	6,091
Net change in cash, cash equivalents and restricted cash	$2,349	$279

Cash Flows Provided By (Used In) Operating Activities

For the six months ended September 30, 2019

Net cash used in our operating activities of ($4.8) million primarily resulted from our net loss during the period of ($21.6) million, which included non-cash charges of $10.6 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, interest paid in kind, change in fair value of embedded derivatives and stock-based compensation. The remainder of our sources of cash provided by operating activities of $6.2 million was from changes in our working capital, including $0.5 million from timing of accounts receivable, ($0.6) million in prepaid expenses and other assets and $6.5 million from timing of accounts payable, accrued expenses and other long-term liabilities

For the six months ended September 30, 2018

Net cash used in our operating activities of ($4.7) million primarily resulted from our net loss during the period of ($21.1) million, which included non-cash charges of $11.8 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization and stock-based compensation. The remainder of our sources of cash used by operating activities of $4.6 million was from changes in our working capital, including ($0.4) million from timing of accounts receivable, $0.2 million in prepaid expenses and other assets and $5.0 million from timing of accounts payable and accrued expenses.

Cash Flows (Used In) Investing Activities

For the six months ended September 30, 2019

Net cash used in investing activities of ($1.0) million was principally due to the ($1.0) million cash used for the purchase of capitalized internally developed software costs during the quarter ended September 30, 2019.

For the six months ended September 30, 2018

Net cash used in investing activities of ($1.1) million was principally due to the ($1.1) million cash used for the purchase of capitalized internally developed software costs during the quarter ended September 30, 2018.

Cash Flows Provided By (Used In) Financing Activities

For the six months ended September 30, 2019

Net cash provided by financing activities of $8.1 million primarily due to net proceeds of $9.6 million from the registered public offering, partially offset by repayment of Debentures of $1.3 million and amendment costs of Debentures of $0.2 million.

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

As of September 30, 2019 we were in compliance with its financial covenants; however, we concluded that a future financial covenant violation associated with near term revenue targets remains probable, and as a result, the Debentures have been classified as current liabilities in accordance with ASC 470-10, Debt.

Contractual Obligations and Commitments

During the six months ended September 30, 2019, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have not added any future minimum commitments the fiscal year ending March 31, 2021, or for the fiscal year ending March 31, 2022.

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

Changes in Internal Control over Financial Reporting

We continue to be in the process of implementing changes, as more fully described in our 2019 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2019 Form 10-K

There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about September 30, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. As of September 30, 2019, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At September 30, 2019 the promissory note has not been paid and is currently past due.

On October 11, 2018, Manatt, Phelps & Phillips, LLP (“Manatt”) filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff (the “Manatt DE Action”). Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. On February 19, 2019, the parties entered into a settlement agreement and agreed to release each other from all claims and damages relating to this matter, pending the repayment by the Company of the promissory note discussed above by June 30, 2019 and the sale of such shares by Manatt in compliance with such order. The parties further agreed that within three days after the later of (i) Manatt’s sale of all of their shares pursuant to the court’s order in compliance therewith, and (ii) the promissory note repayment by such due date, Manatt would dismiss this Delaware action and the California action with prejudice. Such settlement was approved by the court on March 4, 2019. Other than the repayment of the note and accrued interest in full, no additional consideration was paid by the Company to the plaintiff related to this settlement. Pursuant to the terms of the settlement agreement, as a result of the promissory note due to Manatt described above having not been paid as of June 30, 2019 and is currently being past due, in August 2019 and September 2019, Manatt obtained a judgement in the Court of Chancery of the State of Delaware and in the Superior Court of California, County of Los Angeles, respectively, against the Company for the amount of $317,210.95, which represents principal and all accrued interest on the note through July 5, 2019. The judgement amount will continue to accrue interest at the 6% applicable rate from July 6, 2019 through the date of the judgment’s satisfaction in full.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including discovery with the trial not expected to commence, if any, until the first quarter of the Company’s fiscal year ending March 31, 2021. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. Per the court order issued in May 2019, the parties agreed to allow Mr. Schnaier to sell his remaining shares of the Company’s common stock on an ongoing basis. Sales of such shares were completed during the second quarter ended September 30, 2019. The Company has and intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to such claims. As of September 30, 2019, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1A.	Risk Factors.

We have set forth in Item 1A. Risk Factors in our 2019 Form 10-K, risk factors relating to our business and industry, our acquisition strategy, our company, Slacker’s business options, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors in our 2019 Form 10-K for a more complete understanding of risks concerning us. There have been no material changes in our risk factors since those published in our 2019 Form 10-K other than as set forth below.

Risks Related to Our Business and Industry

We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 56% of our consolidated revenue for the six months ended September 30, 2019, and 41% of our consolidated revenue for the year ended March 31, 2019. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, no longer makes our music services available to Tesla's car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

In addition, a significant amount of the subscription revenue we generate from Tesla is indirectly subsidized by Tesla to its customers, which Tesla is not committed to carry indefinitely, including the ability to terminate and/or change our music services for convenience at any time. Should our subscription revenue services no longer be subsidized by and or made available by Tesla to its customers, there can be no assurance that we will continue to receive the same levels of subscription service revenue and future period subscription revenue may fluctuate accordingly. There is no assurance that we would be able to replace Tesla or lost business with Tesla with one or more customers that generate comparable revenue. Furthermore, there could be no assurance that our revenue from Tesla continues to grow at the same rate or at all. Any revenue growth will depend on our success in growing such customer’s revenues on our platform and expanding our customer base to include additional customers.

Tesla has also recently integrated Spotify Premium to the car’s in-dash touchscreen for its Model S, Model X and Model 3 vehicles. Tesla owners now have access to our music streaming services, Spotify and TuneIn natively. There is no assurance that our music streaming services will be available in every Tesla model. Furthermore, our current and future competitors like Spotify, Apple Music and others may have more well-established brand recognition, more established relationships with, and superior access to content providers and other industry stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. If we are unable to compete successfully for users against our competitors by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, subscription fees and other revenue streams will suffer.

We have incurred significant operating and net losses since our inception, have generated minimal revenues to date and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred a net loss of $21.6 million and utilized cash of $4.8 million in operating activities for the six months ended September 30, 2019, and had a working capital deficiency of $23.5 million as of September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $110.8 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $54.5 million as of September 30, 2019, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the substantial doubt as to our ability to continue as a going concern, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures have the right, at their option, to require us to redeem an aggregate of up to $0.2 million (as amended in February 2019) of the outstanding principal amount of the Debentures per month. We are required to promptly, but in any event no more than two trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lowest of (a) 90% of the average of the three lowest volume weighted-average prices of our common stock over the prior 20 trading days or (b) $10.00, subject to adjustment as provided in the Debentures; provided, however, that such price will in no event be less than $2.00 per share (proportionately adjusted for any stock split, stock dividend, stock combination or other similar transaction). Any repayments made through the issuance of our common stock will result in dilution to our existing stockholders. As of the date of this Quarterly Report, the Debentures holders have sent monthly redemption notices for December 2018 through November 2019 (inclusive). We have repaid $0.3 million of principal in January 2019, and $0.2 million of principal monthly in each of February 2019 through November 2019 (inclusive).

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

In the event the conditional conversion feature of the Debentures or convertible notes is triggered, holders, as applicable, will be entitled to convert at any time during specified periods at their option. In addition, if one or more holders elect to require us to make the monthly redemption of their Debentures, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (subject to certain conditions), we would be required to settle a portion or all of our redemption obligation through the payment of cash, which could adversely affect our liquidity. As of the date of this Quarterly Report, the Debentures holders have sent monthly redemption notices for December 2018 through November 2019 (inclusive). We have repaid $0.3 million of principal in January 2019, and $0.2 million of principal monthly in each of February 2019 through November 2019 (inclusive). In addition, even if holders do not elect to convert the Debentures or convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Debentures as a current rather than long-term liability, which may result in a material reduction of our net working capital and potential impact on our going concern status. Any conversion of the Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock may cause dilution to our stockholders and to our earnings per share.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of September 30, 2019 was $16.2 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, and we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

The Debentures contain provisions that limit our operating and financing activities, including financial covenants relating to liquidity, indebtedness and Adjusted EBITDA (as defined in the indenture governing the Debentures). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of September 30, 2019, we were in full compliance with these covenants. In accordance with ASC 470-10 Debt, as we are in compliance with the financial covenants as of September 30, 2019, but a future financial covenant violation remains probable, the Debentures have been classified as current liabilities.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, ASCAP and BMI are governed by consent decrees relating to decades-old litigations. Changes to the terms of or interpretation of these consent decrees could affect Slacker’s ability to obtain licenses from these PROs on favorable terms, which could harm its business, operating results, and financial condition. As of September 30, 2019, Slacker owed $11.4 million in aggregate royalty payments to such PROs.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 12,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433 shares have been issued, 2,628,510 restricted stock units have been granted, and options to purchase 4,809,168 shares of our common stock have been granted and are outstanding as of September 30, 2019. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2016 Plan, as amended, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

During the six months ended September 30, 2019, we issued 559,586 shares of our common stock valued at $2.5 million to various consultants. We valued these shares at prices between $2.00 and $6.18 per share, the market price of our common stock on the date of issuance.

During the six months ended September 30, 2019, we issued 1,251,119 restricted stock units to various employees and consultants. We valued these restricted stock units at prices between $2.92 and $4.11 per share, the market price of our common stock on the date of issuance.

During the six months ended September 30, 2019, we granted 75,000 options to purchase shares of our common stock, with an exercise price of $3.64 per share.

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

On December 31, 2014, we converted accounts payable into a senior promissory note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by our former attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to December 31, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and is in default. In addition, the holder of the Note obtained a judgement against us for nonpayment of the Note in the State of Delaware in August 2019 and in the State of California in September 2019. As of September 30, 2019 and March 31, 2019, the balance due of $0.3 million and $0.3 million includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
4.2	Form of Amendment to 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021, dated February 11, 2019 (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.4†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.6†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.7†	Employment Agreement, dated as of May 3, 2017, between the Company and Douglas Schaer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2017).

Exhibit Number	Description

10.8†	Employment Agreement, dated as of October 6, 2015, between the Company and Blake Indursky (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 19, 2016).
10.9†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.10†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.11†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.12†	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).
10.13†	Amendment No. 3 to Employment Agreement, dated as of March 31, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.14†	Amendment No. 4 to Employment Agreement, dated as of April 16, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.15†	Amendment No. 1 to Employment Agreement, dated as of March 31, 2019, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.16	Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.17	Subsidiary Guarantee, dated as of June 29, 2018, made by each of the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.18	Security Agreement, dated as of June 29, 2018, among the Company, the Guarantors and JGB Collateral LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.19	Amendment Agreement, dated as of February 11, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.20†	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.21†£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.22†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.23	Amendment Agreement, dated as of July 25, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, as amended on February 11, 2019, among the Company and JGB Capital Partners, LP, JGB Capital, LP, JGB (Cayman) Finlaggan Ltd and JGB Collateral LLC (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019).
10.24	Form of Securities Purchase Agreement, dated as of July 25, 2019, between the Company and certain investors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2019).
10.25	Placement Agency Agreement, dated as of July 25, 2019, between the Company and A.G.P./Alliance Global Partners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2019).
10.26*£	Amendment, dated as of September 20, 2019, to the Interactive Radio Agreement between Slacker, Inc. and a certain licensor of music content.
10.27*£	Amendment, dated as of September 27, 2019, to the Amended and Restated Interactive Radio and Music Services Agreement between Slacker, Inc. and a certain licensor of music content.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: November 8, 2019	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)