Form 10-K
period 2020-03-31
LiveXLive Media, Inc.
filed 2020-06-26
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2019, was approximately $84.9 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of June 12, 2020, the registrant had 59,356,730 shares of common stock outstanding.

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

Overview

LiveXLive Media, Inc. (the “Company,” “LXL,” “we,” “us,” or “our”) is a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Through our comprehensive service offerings and innovative content platform, we provide music fans the ability to watch, listen, experience, discuss, deliberate and enjoy live music and entertainment 24/7/365. Serving a global audience, our mission is to bring the experience of live music and entertainment to consumers wherever music and entertainment is watched, listened to, discussed, deliberated or performed around the world. Through March 31, 2020, we operated three core integrated services - (1) one of the industry’s leading online live music streaming platforms, (2) a fully integrated streaming music service Slacker, Inc. (“Slacker”) operating as LiveXLive powered by Slacker, and (3) producer of original music-related content, including live music festivals, concerts and events through our recently acquired wholly owned subsidiary React Presents LLC (“React Presents”).  In May 2020, we agreed to acquire Courtside Group, Inc., operating as PodcastOne (“PodcastOne”). PodcastOne is one of the leading podcasting platforms in the world today, generating over 300 podcasts per week and over 2.0 billion podcast downloads annually. LiveXLive is the first ‘live social music network’, delivering premium live-streamed, digital audio and on-demand music experiences from the world’s top music festivals, concerts and events, including Rock in Rio, EDC Las Vegas, iHeartRadio’s Wango Tango and many more. LiveXLive also gives audiences access to premium original content, artist exclusives and industry interviews. During the fiscal year ended March 31, 2020, we livestreamed 42 major music festivals and live music events to approximately 70 million fans worldwide, and our subscription service eclipsed 850,000 paid subscribers and approximately 1.0 million monthly active users across our audio services. Through our music audio services, our users have access to millions of songs and hundreds of expert-curated radio platforms and stations. In 2019, we combined Slacker’s pioneering personalization and LiveXLive’s industry-leading livestreaming expertise into a new application offering access to live events, audio streams, original episodic content, podcasts, video on demand, real-time livestreams, and social sharing of content. Today, our business is comprised of a single operating segment (hereon referred to as our “music services”).

We generate revenue primarily through the sale of subscription-based services and advertising from our music offerings, and secondarily from the licensing, advertising and sponsorship of our live music and podcast content rights and services. We are also expanding our pay-per-view offerings and expect to generate revenue from ticket sales and other revenue streams.

Music Services

Our music services provide our music fans the ability to experience, engage in and listen to live music, digital Internet radio, podcasts, vodcasts and music streaming services on any connected device and screen 24/7/365, including desk-top, tablets, mobile applications (iOS and Android) and automobile music play interfaces. Today, we provide our music services through a dedicated over-the-top application (“Apps”) called LiveXLive. Our music services are delivered through digital streaming transmissions over the Internet and/or through satellite transmissions. Our users can also access our music platform from our websites, including www.livexlive.com and www.slacker.com, and through our digital App. In conjunction with the expected closing of the PodcastOne acquisition in July 2020, our users will also be able to access premium podcasts on www.podcastone.com.

Historically, we acquired the rights to stream our live and recorded music and broadcasts from a combination of festival owners, such as Anschutz Entertainment Group (“AEG”) and Live Nation Entertainment, Inc. (“Live Nation”), music labels, including Universal Music, Warner Music and Sony Music, and through individual music publishers and rights holders. Beginning mid-March 2020, the current pandemic associated with COVID-19 temporarily shut down the production of all on-ground, live music festivals and events. As a result, we pivoted our production to 100% digital, and began producing, curating, and broadcasting digital music festivals, concerts and events across our platform. From April 1, 2020 to May 31, 2020, we livestreamed over 20 digital festivals and events across our platform, including “Music Lives,” a 48-hour live broadcast sponsored by TikTok and Oculus Venues, featuring over 100 artists and generating over 50 million livestreams and 5.0 billion video views across the hashtag #musiclives on TikTok. In May 2020, we also launched our first pay-per-view (“PPV”) performances across our platform, allowing artists and fans to access a new digital compliment to live festivals, concerts and events.

Today, the majority of our content acquisition agreements provide us the exclusive rights to produce, license, broadcast and distribute live broadcast streams of these festivals and events throughout the world and across any digital platform, including cable, Internet, video, audio, video-on-demand (“VOD”) and virtual reality (“VR”). Our license rights to provide recorded music licenses and broadcasts principally cover North America today. Through March 31, 2020, we held the streaming rights to over 40 festivals and live music events under long-term contracts that range from two to seven years in duration. Today, we have increased these live streaming festival rights and are working to expand our VOD, PPV, content catalog and content capabilities.

Our music services commenced operations through LiveXLive in the fiscal year ended March 31, 2015, when we streamed our first music festival. During the fiscal year ended March 31, 2018, we acquired Slacker and deployed our subscription-based music services. After the Slacker acquisition, we launched our LXL App across Apple, Roku and Amazon Fire platforms. In February 2018, we entered into a multi-year agreement with Insomniac Holdings LLC (“Insomniac”), a partner with Live Nation and the owner of EDC (“Electronic Daisy Carnival”) festival and other dance music festivals and events, to produce and stream up to 20 major festivals around the world and over 100 events annually across our music platform. In December 2018, we launched LiveZone, a traveling studio originating from live music events and festivals all over the world. LiveZone will mix music news, commentary, festival updates and artist interviews, and provide context to premiere events by showcasing exotic locales, unique venues, and artist backstories, adding “pre-show” and “post-show” segments to livestreamed artist performances and original festival-based content. In March 2019, we entered into a multi-year agreement with iHeartMedia that combines content, production, distribution and promotion. The iHeartMedia partnership was extended in March 2020, giving us exclusive global livestreaming rights to over 20 events per year. In February 2020, we acquired React Presents, giving us the capability to produce and stream over 200 events annually, including React Presents’ tent pole festival Spring Awakening. Today, we have access and capabilities to produce, edit, curate, and livestream live festivals, concerts and music events daily, 850,000 paid subscribers and approximately 1.0 million monthly active users (“MAUs”), making us online one of the largest music platforms capable of streaming live and recorded music and broadcasts globally. We use MAUs, which is a non-GAAP financial measure, as a measure of our performance and define a MAU as a user of one of our platforms who has logged in and visited our music subscription platform, as a unique user, on the day of measurement.

Live Music Events

We produce, edit, curate and stream live music events through (i) broadband transmission over the Internet and/or satellite networks to our users throughout the world, where permitted (“Digital Live Events”), (ii) physical ticket sales of on-location music events and festivals at a variety of indoor clubs and outdoor venues and arenas (“On-premise Live Events”) and (iii) PPV events. These services allow our users to access live music content in person and over the Internet through their personal cellular phones, desktops, computers, tablets, and televisions, including the ability to chat and communicate over our platform. As of March 31, 2020, LiveXLive provided Digital Live Events for free to our users; however, beginning in May 2020 we launched PPV capabilities and began charging our users to view certain Digital Live Events. Through March 31, 2020, we monetized these live events through third party advertising and sponsorship, including with brands such as Kia, Samsung and Dos Equis, and selling territorial licensing rights to Tencent in China and Ocesa in Mexico. Our cost structure varies by music event, and may include set upfront fees, the amount of which is often dependent on specific artist and/or a festival’s existing production infrastructure or lack thereof, and, in turn, our production/financial commitment to the live stream, and in some cases we may also share the associated revenue. The fees generated from any advertising, sponsored content, VOD and other services are generally subject to the aforementioned revenue sharing arrangements with certain artists, festival owners and/or music right holders, when applicable.

Digital Internet Radio and Music Services

Today, our digital Internet radio and music services are available to users online and through original equipment manufacturers (“OEMs”) on a white label basis, which allow certain OEMs to customize the radio and music services with their own logos, branding and systems. Our users are able to listen to a variety of music, radio personalities, news, sports and the audio of live music events. Our fee structure for our digital Internet radio and music services varies and may be in the form of (i) a free service to the listener supported by paid advertising, (ii) paid premium subscription services, and/or (iii) a fixed fee per user. The fees generated from ad-supported and subscription services are generally subject to revenue sharing arrangements with music right holders and labels, and fees to festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (“Content Providers”).

Podcast Services

Today, our podcasts are available to users online alongside our digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, and sports. Similar to our digital Internet radio fee structure, we monetize podcasts through (i) paid advertising or (ii) paid premium subscription services. With the acquisition of PodcastOne (expected to close in July 2020, subject to customary closing conditions as described in the acquisition purchase agreement), we will own one of the largest networks of podcast content in North America, including over 300 new podcasts per week and over 2.0 billion downloads annually.

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

Our Industry

Globally, recorded music revenues increased to $20.2 billion in 2019, up 8.2%, from $18.7 billion in 2018 (IFPI Global Music Report 2020). In the U.S. alone, live music events were projected to surpass $8.0 billion in 2019 (source: Statista). Our addressable market includes streaming of live music and entertainment, Internet radio, audio downloadable music, podcasts and online VOD services. These markets are experiencing significant growth and now represent the majority of the music industry’s overall revenue, as physical and digital record sales have steadily declined. We both capitalize on these trends and provide additional earnings opportunities to industry stakeholders, including agents, managers, distributors, producers, labels, publishers, advertisers and social influencers (collectively, “Industry Stakeholders”).

Live Music Industry

The live music industry is a large, growing market that creates, manages and promotes live performances and events, ranging from festivals to concerts and events in stadiums, arenas, and other smaller venues. In the U.S. alone, pre-COVID-19, the live music industry was expected to have generated over $29.0 billion of revenue annually by 2020, representing a +1% growth rate over 2016 (IBIS World), and over $5.0 billion in live music sponsorship for the same periods. Live events and festivals have become an increasingly important cultural phenomenon as seen by more than 2,000 music festivals worldwide. Each festival can attract hundreds of thousands of people with attendance at the largest festival in the United States estimated at over 140,000 people per day. Rock in Rio, for instance, attracted a combined attendance of over 1,000,000 people in 2015 and 2016 in Lisbon and Rio. The most popular festivals based on attendance include Coachella, EDC, Glastonbury, Outside Lands Music and Arts Festival, Rock Werchter, Rock in Rio, Roskilde, Tomorrowland and Ultra Music Festival. The live event industry is a global market with only a fraction of the leading live music events located in the U.S. In addition to festivals, there are thousands of live music events and performances that occur nightly in large and small venues such as arenas, theatres, clubs, bars and lounges. As a result of the popularity of live music performances, there has been a growing interest in experiencing live events and performances via online streaming distribution. To address this growing opportunity, we acquired React Presents in February 2020, which promoted, produced and ran over 200 live events in 2019, including Spring Awakening, one of the largest music festivals in the Chicago, Illinois.

With the onset of COVID-19 in early calendar year 2020, substantially all major live music events to be held in calendar year 2020 were cancelled, including Coachella, EDC Vegas, Outside Lands, Rock in Rio, Summerfest and our own Spring Awakening. To address the demand for live music events, we shifted our focus to live digital concerts and festivals, and our platform experienced tremendous growth in the number of live events streamed and overall viewership. For example, in April 2020, we produced our largest digital music event, the livestream of “Music Lives,” which featured over 100 artists, generated over (i) 50 million live views, (ii) 200,000 concurrent views across 48 hours of continuous programming and (iii) 5.0 billion video views of the hashtag #musiclives across TikTok. Through the first two months of fiscal year ending March 31, 2021, we live-streamed over 20 events and approached nearly 60 million live views. By comparison, we livestreamed 42 live festival and events and generated over 69 million views for the entire fiscal year ended March 31, 2020.

Additionally, the growth of the live music industry benefits ancillary verticals, such as merchandise and primary/secondary ticket marketplaces. Merchandise includes the retail sales of licensed music-related goods and is estimated to be larger than $2 billion since 2014.

Digital Music Streaming Industry

The addressable market for paid digital music streaming is large and growing, representing almost half of global music revenue. In 2019, streaming revenue grew 23% from 2018 to approximately $11.4 billion (IFPI Global Music Report 2020). The 2019 growth in streaming revenue has more than surpassed the year-over-year declines in physical and download revenues of 5.3% and 15.3%, respectively (IFPI Global Music Report 2020). At the end of calendar 2019, there was over 300 million users of paid streaming services. According to Goldman Sachs, paid streaming users are expected to surpass 1.2 billion by 2030.

These same fans are increasingly engaging digitally on their mobile devices. With over 3.8 billion smartphone users expected globally by 2021, we expect that mobile will continue to represent a significant opportunity for streaming live music and music-related content. More than 60% of Internet users globally listened to music through direct download or live stream from services such as Apple Music and iTunes, Pandora, iHeartRadio, Deezer and Spotify (eMarketer, August 2016).

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

Online Video Streaming Industry

The addressable market for online video streaming is large and growing. The online video streaming industry generated over $40 billion in revenue in calendar 2019, and is expected to generate $184 billion in revenue by 2027, a CAGR of over 20% growth from 2020 (Grand View Research).

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

Users

We currently stream our music services for live events globally to music fans worldwide, and with users located in North America for our digital music streaming services. We are currently developing plans to expand our digital Internet radio presence internationally. Our music streaming customers include individual users and OEMs such as Tesla, Verizon, T-Mobile, and, to a lesser extent, advertisers and third-party licensees. For the fiscal year ended March 31, 2020 and 2019, we had one single customer that represented approximately 60% and 41% of our total consolidated revenue in the period, respectively.

We provide live production and content curating and processing services to our festival and event partners on an exclusive basis, globally. These agreements are generally for three to seven years in duration. Our customers also include major cable networks such as MTV, where we have historically agreed to share production costs for certain festivals. As of March 31, 2020, we were the exclusive representative to over 40 festivals around the world.

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

Strategy

Content

During the year ended March 31, 2020, we livestreamed 42 major music festivals and events. As of today, we are on pace to surpass over 40 live performance festivals and events by the end of August 2020. The majority of our agreements provide us multi-year, exclusive rights to produce and digitally stream these live festivals across any screen in most major territories around the world for periods between two to seven years. Moreover, and in most cases, we also have the exclusive rights to VOD, AR, VR, broadcast TV and audio rights from these festivals (subject to music copyright clearances). We believe there is substantial value in producing and streaming live music events.

Our near-term strategy is to continue aggressively producing, acquiring and aggregating live and on-demand performances (e.g., on stage sets) and non-performance (e.g., behind the scenes, interviews) music-related video content from festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (collectively, the “Content Providers”); acquiring and producing original music-related video and audio content; and curating existing online and digital radio premium content. In addition to acquiring and/or partnering with third party Content Providers, our digital studio, LXL Studios, plans to develop and produce original music-related video content, including digital magazine-style news programming and original-concept digital pilots and documentaries.

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

Advertising and Long-Term Revenue Opportunities

During the years ended March 31, 2020 and 2019, approximately 10% of our revenue was from advertising and licensing, respectively, and the remainder was from subscription revenue from our audio music services platform. More recently, and with the increase in the number of digital-only live events and live views across our platform, we’ve experienced substantial growth in paid sponsorship, and are currently on pace to generate more sponsorship in the first half of the fiscal year ending March 31, 2021 versus our entire paid sponsorship since our inception. With the acquisition of PodcastOne, we also expect our advertising and sponsorship to substantially increase the overall percentage mix of advertising and licensing versus subscription revenue. Over the long-term, our plan is to continue to grow our advertising and licensing capabilities across our entire Music Services platform. Part of our long-term strategy also includes immersing our fans into the live music experience digitally. As a result, we also plan to introduce other revenue lines of services customarily available at live events including event ticket sales and music merchandise sales. We also believe the data we generate from our platform will be valuable to Industry Stakeholders.

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

Pay Per View (PPV) — Due to the growing demand for digital-only events post COVID-19, we created our own PPV platform, which allows artists, venues, promoters and festivals to charge users direct for digital access to live events. We also expect our PPV platform to continue to grow substantially in the long term and could represent a large mix of our revenue as early as fiscal year 2022.

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

Music Copyright and Rights Regulation

As a participant in the global music and radio industries, we are subject to a variety of copyright and regulatory obligations.

●	Broadcast Music, Inc. (“BMI”) – BMI is a bridge between songwriters and the business and organizations that want to play their music publicly. BMI supports businesses and organizations that play music publicly by offering blanket music licenses that permit them to play nearly 13 million musical works.

●	The American Society of Composers, Authors and Publishers (“ASCAP”) – ASCAP is a membership association of more than 670,000 songwriters, composers and music publishers. ASCAP licenses over 11.5 million songs and scores to the businesses that play them publicly.

●	SoundExchange, Inc. – SoundExchange collects and distributes digital performance royalties on behalf of more than 155,000 recording artists and master rights owners and licensees.

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

Employees

As of March 31, 2020, we had 76 full-time employees and 33 other persons who provide to us consulting and other services, including through our subsidiaries. All of our employees are located in the United States. We are not party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationship with all of our employees is very good. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm has included an explanatory paragraph in their report in our audited consolidated financial statements for the fiscal year ended March 31, 2020 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment.

Geographic Information

For additional information regarding our segment, including information about our financial results by geography, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 – Organization and Basis of Presentation to our consolidated financial statements included elsewhere in this Annual Report.

Corporate History

On August 2, 2017, our name changed from “Loton, Corp” to “LiveXLive Media, Inc.”, and we reincorporated from the State of Nevada to the State of Delaware, pursuant to the reincorporation merger of Loton, Corp (“Loton”), a Nevada corporation, with and into LiveXLive Media, Inc., a Delaware corporation and Loton’s wholly owned subsidiary, effected on the same date. As a result of such reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. Our principal executive offices are located at 9200 Sunset Boulevard, Suite #1201, West Hollywood, CA 90069.

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 60% of our consolidated revenue for the year ended March 31, 2020, and 41% of our consolidated revenue for the year ended March 31, 2019. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

In addition, a significant amount of the subscription revenue we generate from Tesla is indirectly subsidized by Tesla to its customers, which Tesla is not committed to carry indefinitely, including the ability to terminate and/or change our music services for convenience at any time. Should our subscription revenue services no longer be subsidized by and/or made available by Tesla to its customers or if Tesla reclassifies or renegotiates with us the definition of a paid subscriber or demands credit for past subscribers that no longer meet such requirement, there can be no assurance that we will continue to maintain the same number of paid subscribers or receive the same levels of subscription service revenue and future period subscription revenue may substantially fluctuate accordingly. There is no assurance that we would be able to replace Tesla or lost business with Tesla with one or more customers that generate comparable revenue. Furthermore, there could be no assurance that our revenue from Tesla continues to grow at the same rate or at all. Any revenue growth will depend on our success in growing such customer’s revenues on our platform and expanding our customer base to include additional customers.

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

In addition, we have derived, and we believe that we will continue to derive, a substantial portion of our revenues from a limited number of other customers. Any revenue growth will depend on our success in growing our customers’ revenues on our platform and expanding our customer base to include additional customers. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers or lost business with new customers that generate comparable revenue, which would significantly adversely affect our business, financial condition and results of operations.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may be unsuccessful in executing our business model.

We began our current business operations in February 2015 and have a limited operating history related to our current business. We are now a global digital media company focused on live entertainment. As of March 31, 2020, we generated minimal revenue from the operations of our live music streaming platform. In December 2017, we acquired Slacker Radio (“Slacker”) and substantially all of our revenues as of March 31, 2020 were generated by Slacker. To date, we have devoted most of our financial resources to developing our current business model, growing Slacker’s user base and product offerings and making key acquisitions. We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform and potentially making other accretive acquisitions.

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

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; our auditors have included in their audit report for the fiscal year ended March 31, 2020 an explanatory paragraph as to substantial doubt as to our ability to continue as a going concern.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $38.9 million and $37.8 million for the fiscal years ended March 31, 2020 and 2019, respectively, and cash used in operating activities of $4.9 million and $5.8 million for the fiscal years ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $128.1 million and a working capital deficiency of $30.0 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit report for the fiscal year ended March 31, 2020 a “going concern” explanatory paragraph raising substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $61.4 million as of March 31, 2020, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

The COVID-19 pandemic is adversely impacting our ability to produce on-premise live events, and to a lesser extent portions of our programmatic advertising revenue; the pandemic is also adversely affecting our global economy, which could adversely impact other parts of our business, including our ability to access capital markets, if and when required. Additional factors could exacerbate such negative consequences and/or cause other and potentially materially adverse effects.

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the first quarter of fiscal March 31, 2021, namely our live events and programmatic advertising. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume. With our acquisition of React Presents in February 2020, we are presently unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021, including our flagship live event Spring Awakening festival which is typically annually produced in June. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused advertising demand to decline and as a result, overall advertising cost per thousand impressions rates across our platform were subsequently reduced. Furthermore, as of the date of this Annual Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available to us. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, Tesla was ordered to keep its main U.S. factory closed for a substantial amount of time.

The extent to which the coronavirus impacts our results will depend on future developments, including new information which may emerge concerning the severity of the coronavirus and the actions taken by us and our partners to contain the coronavirus or treat its impact, among others. The impact of the suspension or cancellation of in-person live festivals, concerts or other live events, and any other continuing effects of COVID-19 on our business operations (such as general economic conditions and impacts on the advertising, sponsorship and ticketing marketplace and our partners), may result in a decrease in our revenues, and if the global COVID-19 epidemic continues for an extended period, our business, financial condition and results of operations could be materially adversely affected.

Our new distribution agreements are dependent upon our compliance with their contractual obligations. Our distribution agreements generally require us to meet certain content criteria, such as availability of a minimum threshold for event content streaming throughout the year for our distributors. If we were unable to meet these criteria due to the suspension of in person festivals and live events, we could become subject to remedies available to the distributors. In addition, the absence of in person festivals and live events could impact our ability to renew expiring agreements on terms as attractive as our existing terms or at all. We may also be forced develop a significant number of additional digital events and festivals and/or more rapidly than we originally anticipated to fill the content requirements on our platform, including those required by our distributors. Furthermore, government actions or regulations applicable to our business or our distributors in response to COVID-19 could have an adverse effect on our revenues.

Our estimate of the ultimate impact of the coronavirus pandemic, including the extent of any adverse impacts on our business, revenues, results of operations, cash flows and financial condition, which will depend on, among other things, the duration and spread of coronavirus, the impact of federal and local government actions that have been and continue to be taken in response, and the effectiveness of actions taken to contain or mitigate the pandemic and economic conditions is subject to significant uncertainty.

Depending on the duration and severity of the current COVID-19 pandemic, it may also have the effect of heightening many of the other risks described in this Annual Report and our other filings with the SEC, such as risks relating to our ability to further develop and execute on our business plan; our ability to access capital markets to obtain additional sources of suitable and adequate financing; restricted access to capital and increased borrowing costs; our ability to fund our current debt obligations and complying with the covenants contained in the agreements that govern our existing indebtedness; our ability to fund potential acquisitions and capital expenditures; and our ability to maintain adequate internal controls in the event that our employees are restricted from accessing our regular offices for a significant period of time.

We cannot reasonably estimate the ultimate impact and duration of the coronavirus pandemic, including the extent of any adverse impacts on our business, revenues, results of operations, cash flows and financial condition, which cannot currently be predicted and will depend on, among other things, the duration and spread of coronavirus, the impact of federal and local government actions that have been and continue to be taken in response, and the effectiveness of actions taken to contain or mitigate the pandemic and economic conditions.

The ability of our employees to work may be significantly impacted by the coronavirus.

Our employees are being affected by the COVID-19 pandemic. Operationally, all of our employees and consultants are working remotely, and we have restricted our production activities and business travel. The health of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, any adverse impact of the pandemic on our businesses could be exacerbated. Furthermore, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across our entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.

We cannot predict the impact of the COVID-19 pandemic on our customers, suppliers, vendors, and other business partners, and the full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID -19 pandemic is partially affecting our revenue, sponsorship and advertiser partners, vendors and other business partners, and we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. For example, as a result of COVID-19 pandemic, our largest customer experienced a government ordered halt to its production in part of the quarter ended March 31, 2020 and early quarter ended June 30, 2020 related to COVID-19, but resumed its production as of the date of this Annual Report which temporary halt will in turn slow subscriber growth in the first quarter of 2021 and potentially beyond. In addition, as a result of COVID-19, certain of our advertising and sponsor partners have been forced to reduce their marketing budgets. If our revenue and/or sales channels are substantially impaired for an extended period of time, our revenues will be materially reduced.

We are continuously monitoring our own operations and intend to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of our abilities, but there can be no assurances that we will be successful in doing so. To the extent we are able to obtain information about and maintain communications with our revenue, sponsorship and advertiser partners, vendors and other business partners, we will seek to minimize disruptions to our revenue, content and distribution channels, but many circumstances will be beyond our control. Governmental action and/or regional quarantines may further result in labor shortages and work stoppages. All of these factors may have far reaching direct and indirect impacts on our business, operations, and financial results and condition. The ultimate extent of the effects of the COVID-19 pandemic on our Company is highly uncertain and will depend on future developments which cannot be predicted. Even after the COVID-19 outbreak has subsided, we may continue to experience material adverse impact on our business as a result of its global economic impact, including any related recession, as well as lingering impact on demand for our services, our customers, suppliers, vendors and other business partners.

Our business is partially dependent on our ability to secure music streaming rights from Content Providers and to stream their live music and music-related video content on our platform, and we may not be able to secure such content on commercially reasonable terms or at all.

Our business is dependent on our ability to secure rights to stream on our platform a variety of popular content from Content Providers. Our licensing, distribution and/or production arrangements with Content Providers may be short-term and do not guarantee the continuation or renewal of these arrangements on commercially reasonable terms, if at all. For example, our agreement with Rock in Rio expires in 2021 and there is no guarantee that we will be able to renew this agreement on commercially reasonable terms or at all. Additionally, while our agreements with music festivals and other live music events and venues allow us to stream content from such events and venues, we typically require additional permission from the artists performing at such events, other rights holders and venues. While the majority of artists at music festivals and other live music events and venues that we have contracts with have in the past agreed to allow us to stream their performances, there is no guarantee that artists at an event will agree to allow us to stream their performances. Any unwillingness of such partners to supply content to us or lack of availability of popular artists to perform at such venues and events could limit our ability to enhance user experience and deepen user engagement with our platform and therefore reduce our revenue opportunities. If we are unable to secure rights to steam our content, then our business, financial condition and results of operations would be adversely affected. Additionally, to the extent any music festival or other live music event that we have rights to stream is cancelled or delayed, whether as a result of cancellation by a pandemic, artists, weather, terrorism or otherwise, we may receive little or no content from such live event.

In the 2019 fiscal year, we also began livestreaming our own digital live events under “LiveXLive Presents”. In the 2020 fiscal year, we acquired React Presents, a producer, promoter and manager of in person live music festivals and events. In the 2021 fiscal year, we also began livestreaming our own digital festival and live events under “Music Lives” and “Music Lives ON”. As we continue to livestream and grow our own live events, we may directly compete with our current and prospective Content Providers. This direct competition with our current and prospective Content Providers could harm our existing and future relationships with our Content Providers, and may result in a decline in the number of live events partnership, license, distribution and/or production opportunities available to us, which could adversely affect our business, financial condition and results of operations.

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

In order to secure event and festival live music streaming rights, we may be required to fund significant up-front and/or guaranteed payment cash requirements to artists or festival or event promoters prior to the event or festival taking place. For example, our agreement with Insomniac requires us to pay Insomniac $1 million per year during the 5-year term, in addition to other payments and upfront expenses required to be paid by us under the agreement, and there is no guarantee that we will be able to make such payments on time. As of March 31, 2020, we have estimated future up-front and minimum guarantee (“MGs”) commitments of $4.0 million. While some MGs are recoupable by us as a direct cost before we share any revenue with the underlying partners, such future MGs are not tied to a number of users, active users, premium subscribers or the number of times we stream such content on our platform. Accordingly, our ability to achieve and sustain profitability and operating leverage on our services in part depends on our ability to increase our revenues through increased sales of premium services and advertising sales on terms that maintain an adequate gross margin. The duration of our content acquisition agreements that contain MGs is typically between three to seven years, but our premium subscribers may cancel their subscriptions at any time. If our forecasts for premium subscribers do not meet our expectations or the number of our premium subscribers or advertising sales do not materialize and/or decline significantly during the term of our content acquisition agreements, our margins may be materially and adversely impacted. To the extent our premium service revenue growth or advertising sales do not meet our or our partners’ collective expectations, our business, operating results and financial condition also could be adversely impacted as a result of such MGs. In addition, the fixed cost nature of these MGs may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

The size of our user base is critical to our success, and we will need to develop and grow our user base to be successful. We currently generate revenue from Slacker’s operations and expect to generate additional revenue based upon subscription, VOD, PPV, advertising and sponsorship, licensing, e-commerce and data, which is dependent on the number of users we retain and attract. For example, if we are unable to retain and attract users, we may be unable to attract users to our network and/or increase the frequency of users’ engagement with our platform. In addition, if users do not perceive our content as original, entertaining or engaging, we may not be able to attract sponsorship opportunities and/or increase the resulting frequency of users’ engagement with our platform and content. If we are unable to retain and attract users, our network and services could also be less attractive to potential new users, as well as to Content Providers and other Industry Stakeholders, which could have a material and adverse impact on our business, financial condition and results of operations.

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

In addition to attracting and retaining users, we will need to minimize user churn and attract lapsed users back to our platform and services, while ensuring that our user acquisition cost does not exceed user life-time value.

If we are unable to attract and retain users, minimize user churn, fail to attract lapsed users and/or ensure that our user acquisition cost does not exceed our user life-time value, any of these factors could adversely affect our business, financial condition and results of operations.

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

We face intense competition from competitors, and we may not be able to increase our revenues, which could adversely impact our business, financial condition and results of operations.

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

In addition, in the 2020 fiscal year, we produced and expect to continue to produce live events that have not yet directly generated revenue but which we believe will enhance our attractiveness to users, content partners and advertisers. We hope to drive increased advertising to monetize our live events and our platform and services through advertising and sponsorship opportunities associated with live streaming and music-related content. In the future, we may invest in new products, product features, services and initiatives and may produce a greater number of live events to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate advertising and/or sponsorship opportunities and generate revenue from or able to monetize our new products or services and live events produced by us. If such strategic initiatives do not enhance our ability to monetize our existing platform and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We plan to expand into international markets in the 2021 fiscal year, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Company

For the years ended March 31, 2020 and 2019, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence material weaknesses in our internal control over financial reporting during such periods, most of which were subsequently remediated during fiscal year ended March 31, 2020. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.

For our fiscal years ended March 31, 2020 and 2019, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting, most of which were subsequently remediated during fiscal year ended March 31, 2020, as described below. See Item 9A. Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2019, management identified material weaknesses in the following: (i) management’s identification of and accounting for significant and unusual transactions; specifically over measurement period adjustments related to business combinations and the accounting for modifications of complex debt instruments, including review of valuation reports and key underlying assumptions; and (ii) revenue recognition and accounting for royalties, including the identification and testing of certain application controls within its information systems around the provisioning of accounts and tracking of related revenue and royalty expense, as well as the completeness and accuracy of key revenue and royalty reports used in the operation of certain control activities. In connection with the preparation of our consolidated financial statements for the year ended March 31, 2020, management identified a material weakness in the following: ineffective operation of financial reporting controls, specifically around the classification of current and noncurrent liabilities that resulted in a post year end adjustment.

For the steps we intend to take, including steps we undertook in fiscal year ended March 31, 2020 to remediate the fiscal year ended March 31, 2019 material weaknesses, see Item 9A. Controls and Procedures. We may need to expend significant financial resources to remediate these material weaknesses. Beyond fiscal year ended March 31, 2020, we may not be able to remediate any current or future material weaknesses.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. If in the future we identify new material weaknesses in our internal control over financial reporting, including at some of our acquired companies, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if and when applicable, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are then listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Additionally, we currently utilize an outsourced internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to maintain effective internal controls for financial reporting.

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

We are required to furnish a report on internal control over financial reporting issued by management. Such report is provided as part of the consolidated financial statements included in this Annual Report. In addition, if and when we cease to be a smaller reporting company and become subject to Section 404(b) of the Sarbanes-Oxley Act, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To remain in compliance with Section 404, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate substantially greater internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm, when required, will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program loan, and our application for the Paycheck Protection Program loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 13, 2020, we received proceeds of less than $2.0 million from a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a portion of which may be forgiven, which we intend to use to retain employees and for other qualifying expenses. The PPP Loan matures on April 13, 2022 and bears annual interest at a rate of 1.0%. Commencing in November 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 13, 2022 any principal amount outstanding on the PPP Loan as of such date. A portion of the PPP Loan may be forgiven by the Small Business Administration (the “SBA”) upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan approval, which eight week forgiveness period was extended to be the earlier of 24 weeks after funding or December 31, 2020 under the PPP Flexibility Act of 2020 (the “PPPFA”). Borrowers who received their loan prior to the date of enactment of this bill may elect to use 8 weeks as their covered period for forgiveness. Not more than 40% of the forgiven amount may be for non-payroll costs as adjusted by the PPPFA. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation. However, on April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we or any company that we may acquire in the future which received a loan under the PPP, are later determined to have violated any of the laws or governmental regulations that apply to us or such acquiree in connection with the PPP Loan or another loan under the PPP, respectively, such as the False Claims Act, or it is otherwise determined that we or such acquiree were ineligible to receive the PPP Loan or such other loan under the PPP, respectively, we or such acquiree may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan or such other loan under the PPP, respectively, in its entirety. In addition, our receipt of the PPP Loan or any company that we may acquire in the future which received a loan under the PPP may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

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

As of March 31, 2020, our total indebtedness was $16.6 million indebtedness (excluding interest and unamortized debt discount and debt issuance costs). Our existing debt agreements with JGB Collateral LLC and certain of its affiliates (“JGB”) contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

At maturity, the entire outstanding principal amount of the Debentures and convertible notes will become due and payable by us. In addition, upon monthly redemption of the Debentures as may be required by the holders thereof, maturity of the Debentures or maturity of the convertible notes, unless we elect to deliver solely shares of our common stock to settle such monthly redemptions of the Debentures (subject to certain equity conditions, which may not be satisfied by us), we will be required to make cash payments in each such instance. However, we may not have sufficient funds or be able to obtain financing at the time we are required to repay the amounts then due under the Debentures or the convertible notes. As of March 31, 2020, $0.3 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2021, and $16.2 million is due in in fiscal 2022. See the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments — Firm Commitments in this Annual Report for more information.

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

Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures have the right, at their option, to require us to redeem an aggregate of up to $221,000 (as amended in February 2019) of the outstanding principal amount of the Debentures per month. For the month of December 2018, the holders may not submit a redemption notice for such a redemption prior to December 28, 2018. We will be required to promptly, but in any event no more than two trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lowest of (a) 90% of the average of the three lowest volume weighted-average prices of our common stock over the prior 20 trading days or (b) $5.00, subject to adjustment as provided in the Debentures; provided, however, that such price will in no event be less than $2.00 per share (proportionately adjusted for any stock split, stock dividend, stock combination or other similar transaction). Any repayments made through the issuance of our common stock will result in dilution to our existing stockholders. As of the date of this Annual Report, the June 2018 Debentures holders have sent redemption notices for the months of December 2018 through June 2020 (inclusive). We have repaid $0.3 million of principal in January 2019, $0.2 million of principal in each of the months of February 2019 through January 2020 (inclusive) and $0.4 million in each of the months of February 2020 through June 2020 (inclusive).

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

The Debentures contain provisions that limit our operating and financing activities, including financial covenants relating to liquidity, indebtedness and Adjusted EBITDA (as defined in the indenture governing the Debentures). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of March 31, 2020, we were in full compliance with these covenants.

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

In the event the conditional conversion feature of the Debentures or convertible notes is triggered, holders, as applicable, will be entitled to convert at any time during specified periods at their option. In addition, if one or more holders elect to require us to make the monthly redemption of their Debentures, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (subject to certain conditions), we would be required to settle a portion or all of our redemption obligation through the payment of cash, which could adversely affect our liquidity. As of the date of this Annual Report, the June 2018 Debentures holders have sent redemption notices for the months of December 2018 through June 2019. We have repaid $0.3 million of principal in January 2019, $0.2 million of principal in each of the months of February 2019 through January 2020 (inclusive) and $0.4 million in each of the months of February 2020 through June 2020 (inclusive). In addition, even if holders do not elect to convert the Debentures or convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Debentures as a current rather than long-term liability, which may result in a material reduction of our net working capital and potential impact on our going concern status. Any conversion of the Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock may cause dilution to our stockholders and to our earnings per share.

Our quarterly operating results may be volatile and are difficult to predict in the future, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

As a result of our acquisition of React Presents in February 2020, and our entry into holding, promoting and managing our live festivals and events, our revenue, margins and other operating results could vary significantly in the future from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control. Factors that may contribute to the variability of our operating results and cause the market price of our common stock to fluctuate include:

●	the entrance of new competitors or competitive products in our market, whether by established or new companies;

●	our ability to retain and grow the number of our active user base and increase engagement among new and existing users;

●	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased product taxes;

●	our revenue mix, which drives gross profit;

●	seasonal or other shifts in festival, event and advertising revenue;

●	the timing of the launch of our new or updated festivals, events, products, platforms, channels or features;

●	the addition or loss of popular content;

●	the popularity of EDM and EDM festivals, events, concerts and clubs; and

●	an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

Our gross margins are expected to vary across our offerings. Festival and event revenue has a lower gross margin compared to platform revenue derived through our arrangements with advertising, content distribution, billing and licensing activities. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in music taste, geographic or sales mix, price competition, or the introduction of new technology and EDM festivals and events. We may in the future strategically reduce our Slacker gross margin in an effort to increase our active accounts and/or maintain our OEM relationships and agreements. As a result, our subscription revenue may not increase as consistently as it has historically, or at all, and, unless we are able to adequately increase our other revenues, including festival and event revenue through RP, and grow our active user base, we may be unable to maintain or grow our margins and revenues and our business will be harmed. If a reduction in margins does not result in an increase in our active user base and revenues, our financial results may suffer, and our business may be harmed.

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

We engage a number of consultants to work for us. If the consultants that we utilize are characterized as employees and if we are deemed to be delinquent in our payroll taxes or incur other employment-related liabilities with respect to those consultants, we and our management team could incur significant liabilities.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, ASCAP and BMI are governed by consent decrees relating to decades-old litigations. Changes to the terms of or interpretation of these consent decrees could affect Slacker’s ability to obtain licenses from these PROs on favorable terms, which could harm its business, operating results, and financial condition. As of March 31, 2020, Slacker owed $2.7 million in aggregate royalty payments to such PROs.

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

Risks Related to our Festival and Events Business

Our success relies, in part, on the strength of our live in person festivals and events, as well as our online businesses, and if any of them were to become less popular, our business could suffer.

With our recent acquisition of React Presents, we now also produce, promote and manage music in person live festivals and events, including Spring Awakening, Mamby on the Beach, Summer Set Music & Camping Festival, Freaky Deaky and Reaction New Year’s Eve. In 2020, we also launched in-house our new digital festival, Music Lives, and digital streaming series and events, Music Lives ON and LiveXLive Presents. Our festival and events growth strategy relies on the strength of these brands to attract customers to our in person festivals and events, both through attendance at the original festivals and markets and in new markets, as well as to our online digital properties. We also rely on the strength of these brands to secure sponsorships and marketing partners and to facilitate growth in revenue from the sale of music and other content, as well as advertising on our online properties. Maintaining the strength of our festivals, events and online businesses will be challenging, and our relationship with our fans could be harmed for many reasons, including the quality of the experience at a particular festival or event, our competitors developing more popular events or attracting talent from our businesses, adverse occurrences or publicity in connection with an event and changes to public tastes that are beyond our control and difficult to anticipate. If our key properties become less popular with consumers within the particular music community, such as electronic music culture (“EMC”), our growth strategy would be harmed, which could in turn adversely affect our business and financial results.

Maintaining the popularity of our festivals, events and online businesses requires that we anticipate consumer preferences and offer attractions that appeal to the music community, including EMC. Our customers’ preferences and tastes for these attractions can change and evolve rapidly, and our competitors actively seek to provide new and compelling experiences at their events. If we fail to anticipate or respond quickly to changes in public taste, our festivals and related offerings may become less attractive to consumers.

It is possible that the popularity of electronic music and the EMC community will not continue their current growth or even decline.

A substantial part of our festival and events business focuses on the broad market for electronic music and the EMC community, including electronic music festivals and events, venues, sponsorships and ecommerce. Accordingly, our growth strategy is dependent upon the continued growth of the popularity of electronic music and the EMC community, however, this growth is subject to the whims of public taste, which may change over time and may be beyond our control. While interest in electronic music has increased significantly over the past few years, this increased interest may not continue, and it is possible that the public’s current level of interest in electronic music will decline. If either were to happen, the demand for and interest in EMC festivals, events and venues and our online properties could fail to meet our expectations or even decline. This would have a material adverse effect on our business and financial results.

The number of EMC festivals and events may grow faster than the public’s demand, which could make it difficult for us to attract customers to our festivals and events.

With the growing EMC community, there has been a significant increase in the number of EMC festivals and events due to the creation of new events and the expansion of existing events, both in geography and duration. Our growth strategy includes increasing the number of EMC festivals and events we produce each year, as well as increasing the frequency of established events by bringing them to new cities and countries. It is possible that the proliferation of EMC festivals and events will outpace demand. Further, many of the largest festivals attract fans who travel great distances to attend. It is possible that an increase in the availability of local quality EMC festivals and events will make it less likely that these fans will travel to the same festivals in other locations. If either were to occur, it could make it difficult for us to achieve the increase in overall attendance that is part of our growth strategy or force us to offer tickets at reduced prices, either of which would adversely affect our business and financial results.

In addition, competition for advertising marketing partners, and sponsorships may lead to fewer business partners at our events or lower compensation, with a resulting decrease in revenue. Our competitors may offer increased guarantees to artists and more favorable terms and ticketing arrangements to other parties, which we may be unwilling or unable to match. Even if we are willing to match our competitors’ terms, the profitability of our events could decline.

If we are forced to cancel or postpone all or part of a scheduled festival or event, our business may be adversely impacted, and our reputation may be harmed.

We incur a significant amount of up-front costs when we plan and prepare for a festival or event. Accordingly, if a planned festival or event is canceled, we would lose a substantial amount of sunk costs, fail to generate the anticipated revenue and may be forced to issue refunds for tickets sold. If we are forced to postpone a planned festival or event, we would incur substantial additional costs in connection with our having to stage the event on a new date, may have reduced attendance and revenue and may have to refund money to ticketholders. In addition, any cancellation or postponement could harm both our reputation and the reputation of the particular festival or event. We could be compelled to cancel or postpone all or part of an event or festival for many reasons, including such things as low attendance, adverse weather conditions, technical problems, issues with permitting or government regulation, incidents, injuries or deaths at that event or festival, as well as extraordinary incidents, such as pandemics, terrorist attacks, mass-casualty incidents and natural disasters or similar events. In 2019, we were forced to cancel Mamby on the Beach festival due to circumstances beyond our control. In 2020, due to the global COVID-19 pandemic and the government actions taken as a result such as shelter-in-place and other similar stay at home orders, we postponed React Presents’ flagship annual Spring Awakening festival to 2021. While we hope to hold Spring Awakening festival in the 2021 calendar year, there can be no assurances that we will be able to hold Spring Awakening festival or any other in-person festival or events in 2020 or thereafter, pending the developments of the COVID-19 pandemic. We often have cancellation insurance policies in place to cover a portion of our insured losses if we are compelled to cancel an event or festival, but our coverage may not be sufficient and may be subject to deductibles. The occurrence of an extraordinary condition in the geographic region or at or near the site where a festival or event will be held may make it impossible or difficult to stage the event or make it difficult for attendees to travel to the site of a festival or event. For example, as of the date of this Annual Report, U.S. and global restrictions on travel and related required quarantine times imposed as a result of COVID-19, may make it nearly impossible or very difficult to stage the event or for attendees to travel to the site of a festival or event. An extraordinary incident may also make it inappropriate to hold a festival or event at a particular site or at a particular time.

We must match the innovation of our competitors.

There is currently a tremendous amount of innovation among EMC-focused businesses, including the different experiential aspects of festivals and other live performances. These include things such as video presentations, lighting, special effects, sets and other creative elements. Businesses in the EMC industry compete, in part, based on their ability to provide experiences for their audiences that are both cutting edge and compelling. Innovation in our industry is taking place both at the companies that produce festivals and events, as well as at smaller companies that are retained by producers and performers to create artistic elements to accompany the music and enhance the experience of the fans. We must be able to match the quality and inventiveness of these competitors at our own festivals and events. If we fail to do so, it could lead to reduced demand for tickets to our festivals and events, harm our reputation or the reputation of our festivals and events and adversely affect our business and financial results.

Costs associated with, and our ability to obtain adequate insurance, could adversely affect our profitability and financial condition.

Heightened concerns and challenges regarding property, casualty, liability, artist, business interruption and other insurance coverage have resulted from security incidents, including terrorism, along with varying weather-related conditions and incidents, and are expected to be further affected by COVID-19. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism and weather-related property damage.

We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability, artist and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple adverse events occur at or near any of our venues or events, or that our insurers would have adequate financial resources to pay our related claims. We cannot guarantee that adequate coverage limits will be available, offered at reasonable costs or offered by insurers with sufficient financial soundness. If adverse events that our insurance policies do not cover occur and result in a significant liability to us, our financial condition and results of operation could be adversely affected.

To stage festivals in multiple locations, we may be required to transport complex sets and equipment long distances, which creates increased risk that they will be damaged.

Our larger festivals require complex sets and other equipment, including those that currently exist, and those we must construct or purchase from a supplier. We are often required to transport these sets and equipment long distances by land and sea, which creates the risk that they may be damaged or lost if there is an accident or other complication during transport. These sets and equipment are very costly to create, and it would be expensive and time consuming to repair or replace them. We have insurance policies in place to cover a portion of our insured losses for damaged or lost sets and equipment, but our coverage may not be sufficient and is subject to deductibles. Additionally, a supplier’s failure to timely deliver the sets and equipment to us or our loss of these sets and equipment might lead to substantial expenses and could force us to delay or cancel a festival or event. Any of these scenarios could adversely affect our business, reputation and financial results.

There is the risk of personal injuries and accidents occurring at our live music events, which could subject us to personal injury or other claims, increase our expenses and damage our brands.

There are inherent risks in live festivals and events, particularly those like ours, which involve complex staging and special effects. As a result, personal injuries and accidents have occurred in the concert industry in general, including some that have injured or killed employees and guests. Injuries and accidents occurring in connection with our festivals, events or venues could subject us to negative publicity, as well as claims and liabilities, and certain of the businesses we have acquired or plan to acquire have been subject to such claims. Injuries and accidents occurring in connection with our live festivals and events, or at any of the venues we manage, or any actual or alleged spread of COVID-19 potentially tied to our festivals could also harm our reputation with artists and fans and make it more difficult for us to obtain sponsors. News of any such incident or accident could also reduce attendance at our events or lead to the cancellation of all or part of an event or festival, in each case leading to a decrease in our revenue. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or accidents in the ordinary course of business, there can be no assurance that this insurance will be adequate at all times and in all circumstances. In particular, if there were to be a major incident resulting in multiple deaths or injuries at one of our events or venues, it is unlikely our insurance would cover the full liability. We would be responsible for any liabilities not covered by our insurance policies, which would negatively impact our cash flows and results of operations.

In addition, we are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation of “dram shop” laws and regulations targeted at restaurant chains has resulted in significant judgments, including many recent instances of punitive damages; such laws may be extended to apply to our events and festivals. While we carry customary live events insurance as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage, and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims made against us are valid or whether we are liable, we may be adversely affected by negative publicity resulting from such laws.

Certain activities or conduct, such as illegal drug use, at our in person festivals or events or festival or events we produce may expose us to liability, cause us to lose business licenses or government approvals, result in the cancellation of all or a part of an event or festival or result in adverse publicity.

We are subject to risks associated with certain activities or conduct, such as drug use at our festivals, events or venues, that are illegal or violate the terms of our business licenses. Illegal activities or conduct at any of our events or venues may result in negative publicity, adverse consequences (including illness, injury or death) to the persons engaged in the illegal activity or others and litigation against us. We have historically instituted policies and procedures aimed at ensuring that the operation of each festival and event is conducted in conformance with local, state and federal laws.  Additionally, we have a “no tolerance” policy on illegal drug use in or around our facilities, and we continually monitor the actions of entertainers, fans and our employees to ensure that proper behavioral standards are met. However, such policies, no matter how well designed and enforced, cannot provide absolute assurance that the policies’ objectives are achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. The consequences of these acts may increase our costs, result in the loss or termination of leases for our venues by property owners (including governments and other parties that own the land at our venues), result in our inability to get the necessary permits and locations for our events or lead to the cancellation of all or part of an event or festival. These consequences may also make it more difficult for us to obtain or retain our business partners, including sponsors, lower consumer demand for our events, subject us to liability claims, divert management’s attention from our business and make an investment in our securities unattractive to current and potential investors. These outcomes could adversely affect our business, reputation and financial results.

We face intense competition in the live music, media and ticketing industries, which could adversely affect our business, financial condition and results of operations.

We operate in the highly competitive live music, media and ticketing industries, and this competition may prevent us from maintaining or increasing our current revenue. The live music industry, including electronic dance music, competes with other forms of entertainment for consumers’ discretionary spending. Within the live music industry, we compete with other promoters and venue operators to attract customers and talent to events and festivals, as well as to obtain the support of sponsors and advertisers and other business partners. Our competitors include large promotion and entertainment companies, some with substantial scale, that have begun to focus on EMC, smaller promoters that focus on a single festival or event or a particular region or country, venue operators and other producers of live events. Some of our competitors are much larger than we are and have greater resources and stronger relationships with artists, venues, sponsors and advertisers than we do. Others have substantial experience in and strong relationships in the EMC community and are primarily focused on EMC. Our competitors may engage in more extensive development efforts for large-scale events, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential advertisers and sponsors and other business partners.

Our festival and events business is subject to substantial governmental regulation, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.

Our festival and events operations are subject to federal, state and local laws, statutes, rules, regulations, policies and procedures, which are subject to change at any time, governing matters such as:

●	operation of venues;

●	licensing, permitting and zoning, including ordinances relating to health, noise, traffic and pollution;

●	human health, safety and sanitation requirements;

●	the service of food and alcoholic beverages;

●	working conditions, labor, minimum wage and hour, citizenship and employment laws;

●	the ADA;

●	the FCPA and similar regulations in other countries;

●	sales and other taxes and withholding of taxes;

●	privacy laws and protection of personally identifiable information;

●	marketing activities via the telephone and online; and

●	primary ticketing and ticket resale services.

Our failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at events, particularly those that involve drugs and alcohol. Additionally, new legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods, mandate ticket inventory disclosure, and attack current policies governing season tickets for sports teams.

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

A deterioration in general economic conditions and its impact on consumer and business spending, particularly by customers in our targeted millennial generation demographic, could adversely affect our revenue and financial results.

Our business and financial results are influenced significantly by general economic conditions, in particular, those conditions affecting discretionary consumer spending and corporate spending. During past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. An economic downturn can result in reduced ticket revenue, lower customer spending and more limited and less lucrative sponsorship opportunities.

We depend on relationships with key event promoters, sponsor and marketing partners, executives, managers and artists, and adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

Our event promotion business is particularly dependent upon personal relationships, as promoters and executives within entertainment companies such as ours leverage their network of relationships with artists, agents, managers and sponsor and marketing partners to secure the rights to the performers and events that are critical to our success. Due to the importance of those industry contacts, the loss of any of our officers or other key personnel who have relationships with these artists, agents or managers could adversely affect our venue management and event promotion businesses. While we have hiring policies and procedures and conduct background checks of our promoters, executives, managers and artists, they may engage in or may have in the past engaged in conduct we do not endorse or that is otherwise improper, which may result in reputational harm to us. Also, to the extent artists, agents and managers we have relationships with are replaced with individuals with whom our officers or other key personnel do not have relationships, our competitive position and financial condition could be adversely affected.

Our business is highly sensitive to public tastes and is dependent on our ability to secure popular artists and other live music events, and we and our ticketing clients may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.

Our business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists and events. Our live entertainment business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform at live music events, any unwillingness to tour or lack of availability of popular artists could limit our ability to generate revenue. Our artist management business could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise. Our ticketing business relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events.

In addition, our live entertainment business typically books our live music tours in advance of the beginning of a live event and often agrees to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive to the live event, or we or an artist cancel the show, we may incur a loss for the event depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as revenue we could have earned at booked venues. We do have cancellation insurance policies in place to cover a portion of our losses if an artist cancels a tour but such policies may not be sufficient and are subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

Poor weather adversely affects attendance at our live music events, which could negatively impact our financial performance from period to period.

We promote many live music events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote and/or ticket a finite number of events. Increased weather variability due to climate change exacerbates weather-related issues we face. Due to weather conditions, we may be required to cancel or reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as concession and merchandise sales. Poor weather can affect current periods as well as successive events in future periods.

We depend on our ability to lease venues for our events, and if we are unable to do so on acceptable terms, or at all, our results of operations could be adversely affected.

Our business requires access to venues to generate revenue from live EMC events. For these events, we generally lease and operate a number of venues or locations under various agreements which include leases or licenses with third-parties or booking agreements, which are agreements where we contract to book the events at a venue or location for a specific period of time. Some of the leases we enter into may be between us and governmental entities. Our long-term success will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third-parties over whom we have little or no control, including the government, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all. We may continue to expand our operations through the development of live music venues and the expansion of existing live music venues, which poses a number of risks, including:

●	desirable sites for live music events may be unavailable or costly;

●	the attractiveness of our venues and locations may deteriorate over time;

●	our competitors may outbid us for the use of certain venues and locations;

●	we may be unable to obtain or we may lose local government permits or approvals necessary to use a particular venue or location; and

●	a particular venue or location, including one we have used in the past, may determine that events or festivals like ours would be inappropriate for their property.

We may depend upon unionized labor for the provision of some services at our events and any work stoppages or labor disturbances could disrupt our business.

Certain of the employees at some of the venues we manage, and other independent contractors hired to assist at our festivals and events, may be subject to collective bargaining agreements. The applicable union agreements typically expire and may require negotiation in the ordinary course of business. Upon the expiration of any such collective bargaining agreements, however, our partners may be unable to negotiate new collective bargaining agreements on favorable terms, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating such collective bargaining agreements. In addition, our business operations at one or more of our venues may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though there is not unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our promoted events could have a material adverse effect on our business, results of operations, and financial condition. We cannot predict the effect that a potential work stoppage would have on our business.

Risks Related to Our Acquisition Strategy

Our proposed acquisition of PodcastOne is subject to closing conditions, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to complete the proposed transaction could adversely affect our business.

The completion of our proposed acquisition of PodcastOne is subject to a number of closing conditions, which make the completion and timing of the completion of the proposed transaction uncertain. If the proposed acquisition of PodcastOne is not completed, our business may be adversely affected and, without realizing any of the benefits of having completed the proposed acquisition, we will be subject to a number of risks, including the following:

●	a potential decline to the market price of our common stock;

●	an inability to find another acquisition with comparable strategic and other business synergies;

●	a loss of time and resources that our management redirected to matters relating to the proposed acquisition that could otherwise have been devoted to pursuing other beneficial opportunities; and

●	potential negative reactions from the financial markets or from our customers, business partners or employees.

In addition, we could be subject to litigation related to any failure to complete the proposed acquisition of PodcastOne. The materialization of any of these risks could adversely impact our ongoing businesses. Similarly, delays in the completion of the proposed acquisition could, among other things, result in additional transaction costs, loss of revenue or personnel, or other negative effects associated with uncertainty about completion of the proposed acquisition

We can give no assurances as to when we will consummate any other future acquisitions or whether we will consummate any of them at all.

We intend to continue to build our business through strategic acquisitions, such as the announced PodcastOne acquisition and pursue and consummate one or more additional acquisitions and to possibly use our remaining cash to fund any cash portion of the consideration we will pay in connection with those acquisitions. However, such additional acquisitions, such as the announced PodcastOne acquisition, may also be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may be required to forfeit payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all.

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

As shown by our acquisition of Slacker, acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty in integrating the operations of any businesses we may acquire in the future, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies. For example, as of December 31, 2017, we made the decision to shut down and discontinue the operations of LiveXLive Tickets, Inc., our wholly-owned subsidiary (“LXL Tickets”).

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

Our inability to obtain accurate and comprehensive information necessary to identify the musical works embodied in sound recordings used in our services and/or the rights holders of such musical works, may impact our ability to perform our obligations under our licenses from the rights holders, may require us to remove or decrease the number of recordings on our streaming music services, and/or may subject us to potential copyright infringement claims.

We currently rely on the assistance of third parties to determine comprehensive and accurate rights holder information for the musical works embodied in the sound recordings made available on our services. If the information provided to us or obtained by such third parties does not comprehensively or accurately identify which composers, songwriters or publishers own or administer musical works, or if we are unable to determine which musical works correspond to specific sound recordings, it may be difficult to identify the appropriate rights holders from whom a license is required, to identify the applicable rights holders to pay and/or to comply with other applicable terms and obligations of the licenses. Our failure to timely obtain licenses and/or comply with such terms or obligations may subject us to significant liability for copyright infringement (and/or result in termination of certain licenses). Further, our inability to accurately identify rights holders may prevent us from obtaining necessary licenses, which could lead to a reduction in the music available to stream on our services, adversely impacting our ability to retain and expand our listener base.

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

The trading price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	issuance of our equity or debt securities, or disclosure or announcements relating thereto;

●	the lack of a meaningful, consistent and liquid trading market for our common stock;

●	additional shares of our common stock being sold into the market by us or our stockholders or the anticipation of such sales;

●	our convertible debt securities being converted into equity or the anticipation of such conversion;

●	announcements by us or our competitors of significant events or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in operating performance and stock market valuations of companies in our industry;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	expiration of the lock-up period, as more fully discussed below;

●	lawsuits threatened or filed against us;

●	regulatory developments in the United States and foreign countries; and

●	other events or factors, including those resulting from impact of COVID-19 epidemic, war or incidents of terrorism, other epidemics, or responses to these events.

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

Mr. Ellin, our Chief Executive Officer and Chairman, and his affiliates beneficially owned approximately 28.3% of shares of our common stock issued and outstanding as of June 12, 2020 (not including Mr. Ellin’s options which have an exercise price substantially above the market price of our common stock as of the date of this Annual Report). Therefore, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 12,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433 shares have been issued, 5,292,288 restricted stock units have been granted, 24,675 restricted stock awards have been granted and options to purchase 4,428,334 shares of our common stock have been granted and are outstanding as of March 31, 2020. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2016 Plan, as amended, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2019, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

Effective May 1, 2019, our principal executive offices are located at 9200 Sunset Boulevard, Suite #1201, West Hollywood, CA 90069. We also utilize office space for employee operations consisting of approximately 1,400 square feet of Class A office space. We lease such space from an unrelated third-party on a month-to-month basis at a rate of $40 thousand per month. We or the lessor can terminate the arrangement at any time without prior notice. We anticipate continuing to occupy such space for the foreseeable future. Rent expense for the operating leases totaled $0.5 million for the year ended March 31, 2020. Slacker leases its San Diego premises located at 16935 West Bernardo Drive, Suite #270, San Diego, CA 92127, under operating leases which expire on December 31, 2020. Slacker’s rent expense for the operating lease totaled $0.3 million for the year ended March 31, 2020. We believe that such property is in good condition and is suitable for the conduct of our business. React Presents leases its Chicago, Illinois premises under an operating lease expiring October 9, 2020. Rent expense for the operating lease totaled less than $0.1 million for the period from acquisition on February 5, 2020 through March 31, 2020. We believe that such property is in good condition and is suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 13 - Commitments and Contingencies, to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded publicly on The NASDAQ Capital Market (“Nasdaq”) under the symbol “LIVX”. Our common stock has been trading on The Nasdaq Capital Market since February 22, 2018.

Number of Holders

As of June 12, 2020, there were 451 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Other than as set forth below and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since April 1, 2019 were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuances of Shares to Employees, Directors, Advisors and Consultants

During the fiscal year ended March 31, 2020, we issued an aggregate of 1,709,146 and 4,008,306 shares of our common stock to our employees, directors, advisors and/or consultants and restricted stock units to our employees and directors, respectively.

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

Forward-Looking Statements

We make forward-looking statements in this Annual Report and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of its revenue; our ability to consummate the proposed acquisition of PodcastOne and the timing of the closing of the proposed transaction, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the proposed acquisition will not occur; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; the effects of the global Covid-19 pandemic; our ability to attract, maintain and increase the number of its users and paid subscribers; our ability to identify, acquire, secure and develop content; our ability to integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; our ability to maintain compliance with certain financial and other covenants; successfully implementing our growth strategy, including relating to our technology platforms and applications; our management’s relationships with industry stakeholders; changes in economic conditions; competition; and other risks and uncertainties set forth in “Item 1A. Risk Factors” of this Annual Report. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2020, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “LiveXLive,” “LXL,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our chief operating decision maker regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through subscription services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform. Beginning in the fourth quarter of our fiscal year ended March 31, 2020, we began generating ticketing, sponsorship, and promotion-related revenue from live music events through our February 2020 acquisition of React Presents, LLC (“React Presents”), a leading live entertainment and promoter of electronic dance music (“EDM”) festivals and events.

For the fiscal years ended March 31, 2020 and 2019, we reported revenue of $38.7 million and $33.7 million, respectively. For the years ended March 31, 2020 and 2019, one customer accounted for 60% and 41% of our consolidated revenues, respectively.

Fiscal 2020 Significant Transactions

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

On January 31, 2020, the Company modified certain financial liquidity covenants in its Debentures. The amendment went effective retroactive to December 31, 2019. In addition, the Company issued 400,000 shares of its common stock to the holders of Debentures in exchange for the Debentures in the principal amount of $10,000, originally issued by the Company on June 29, 2018, as sole consideration for the shares, sufficient to qualify for an exemption under Section 5 of the Securities Act pursuant to Section 3(a)(9) thereof and accompanying removal of applicable restrictions under Rule 144 promulgated under the Securities Act. Any sale of such shares shall be subject to a percentage limitation of the daily trading volume.

In February 2020, the Company acquired React Presents for $2.0 million in subordinated convertible debt. React Presents is a leading live entertainment and promoter of EDM festivals and events, including the Spring Awakening festival and hundreds of club shows located in and around the City of Chicago, Illinois. The convertible note bears annual interest of 8%, has a conversion price of $4.50 per share and is payable in two years from the acquisition date.

The Company ended fiscal year March 31, 2020 with approximately 850,000 paid subscribers on the Company’s music platform, up from approximately 680,000 at March 31, 2019, representing 25% year-over-year growth since March 31, 2019, with approximately 1.0 million, MAUs. For the fiscal year ended March 31, 2020, the Company successfully produced and livestreamed forty-two (42) live festivals and events, generating over 69 million views, 230 artists livestreamed and 275 hours of live programming.

Basis of Presentation

The consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial statements for the year ended March 31, 2020. The presented financial information for the fiscal year ended March 31, 2020 includes the financial information and activities of LiveXLive (365 days) and React Presents for the period from February 5, 2020 to March 31, 2020 (56 days).

Opportunities, Challenges and Risks

In 2020, we derived the majority of our revenue through music subscription services, and secondarily from advertising and ticketing. For our fiscal year ended March 31, 2020 (“fiscal year 2020”), approximately 10% and 90% of our revenue was from advertising and paid customers’ subscriptions, respectively. Subsequent to March 31, 2020, we (i) agreed to acquire PodcastOne, (ii) accelerated the number of live events digitally live streamed across our platform, (iii) substantially increased our sponsorship revenue from live events when compared to prior fiscal years and (iv) successfully launched our Pay Per View (“PPV”) platform, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. Conversely, the COVID-19 pandemic adversely impacted our on-premise live events, concerts and festivals through React Presents and our programmatic advertising as more fully discussed below. When we aggregate the combined impact of all of these events post March 31, 2020, we expect the percentage mix of advertising versus subscription revenue to be substantially higher beginning in the three months ended September 30, 2020 and throughout the remainder of our fiscal year ended March 31, 2021 (“fiscal year 2021”) versus fiscal year 2020. Until the impact of COVID-19 eases around the world, we do not expect to produce on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term.

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During fiscal year ended March 31, 2020, we livestreamed 42 major festivals and live music events. Moreover, in our fiscal year ended March 31, 2018 (“fiscal year 2018”) we entered into a five-year agreement with Insomniac, the global leader in electronic dance music events, for exclusive global digital broadcast rights across all Insomniac events, including up to 20 major festivals around the world and over 100 events annually. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. In the long term, we also plan to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers, and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2020, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our subscriber base, continue to develop and deploy quality and innovative new music services such as PPV, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television and social channels, deploying new services for our subscribers such as PPV, artist merchandise and live music event ticket sales, and licensing user data across our platform. In 2019 we combined our Slacker audio and LiveXLive video services into a single platform – LiveXLive Powered by Slacker, including offering a greater variety of exclusive and unique music content across our platform. For example, we acquired Slacker in December 2017 to accelerate our paid subscription platform, and secondarily to gain synergies across product development initiatives. In 2018 and more recently in 2020, we integrated resources and improved our live music streaming app across Apple TV, Samsung TV, Roku and Amazon Fire platforms. We acquired React Presents in February 2020, which gives us the ability to produce live music events and festivals along with increasing our original music content. In May 2020 we also launched our first PPV performances across our platform, allowing artists and fans to access a new digital compliment to live concerts and events. In May 2020, we announced we would acquire PodcastOne which is expected to close in July 2020 and if the acquisition is successful, we would own one of the largest networks of podcast content in North America, including over 300 new podcasts per week and over 2.0 billion downloads annually. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2021, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

As our platform matures, we also expect our contribution margins* and AOL* to improve in the near and long term. Historically, our live events business has not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative contribution margins* and operating losses. Beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Major global music festivals such as Coachella, EDC Las Vegas, Rock-in-Rio, Austin City Limits were postponed to 2021 or indefinitely. Historically, we produced and digitally distributed the live music performances of many of these large global music events to fans all around the world. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital purposes). In April 2020, we also launched our first all-digital music festival, Music Lives, which aired continuously for over 48 straight hours, with over 100 artists and generated over 50 million livestreams and over 5.0 billion video views of the of hashtag #musiclives across TikTok. Music Lives was simulcast across our platform and on TikTok’s platform, who also sponsored the event. Since April 1, 2020 through June 15, 2020, we have live streamed over 35 events, accumulated over 60 million livestreams and generated 300% higher sponsorship revenue versus any quarter historically since our inception. In addition, we also introduced our PPV platform in May 2020, generating over 8,000 ticket sales at average prices of approximately $20.00 per ticket during its first 30 days of launch. Lastly, we are forecasting our cost per live event over near term to decrease substantially when compared to prior periods. When combined, the aggregate financial impact of these new events is improvements in both contribution margins* and AOL*in the near and long term.

Growth in our music services is also dependent upon the number of customers that use and pay for our services, the attractiveness of our music platform to sponsors and advertisers and our ability to negotiate favorable economic terms with music labels, publishers, artists and/or festival owners, and the number of passengers who use our services. Growth in our margins is heavily dependent on our ability to grow, coupled with the managing the costs associated with implementing and operating our services, including the costs of licensing music with the music labels, and producing, streaming and distributing video and audio content. Our ability to attract and retain new and existing customers will be highly dependent on our abilities to implement and continually improve upon our technology and services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2020 and 2019, all material amounts of our revenue was derived from customers located in the United States. Moreover, and during the year ended March 31, 2020, one of our customers accounted for 60% of our consolidated revenue. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly diversify our subscriber base and expand our service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the first quarter of fiscal March 31, 2021, namely our live events and programmatic advertising. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume, and as a result, the COVID-19 pandemic had an adverse impact on on-premise live music festivals, concerts and events. Major global music festivals such as Coachella, EDC Las Vegas, Rock-in-Rio, Austin City Limits have been postponed until 2021 or indefinitely. With our acquisition of React Presents in February 2020, we are presently unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021, including our flagship live event Spring Awakening festival which is typically annually produced in June. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused advertising demand to decline and as a result, overall advertising cost per thousand impressions/rates across our platform were subsequently reduced. Further, as of the date of this Annual Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available to us. Conversely, while the economic and health conditions in the United States and across the globe have changed rapidly since the end of our fiscal year ended March 31, 2020, we are presently experiencing growth in certain parts of our core business, including (i) substantial growth in the number of live music events produced digitally and livestreamed since April 1, 2020 through June 10, 2020 (36 live events) as compared to fiscal year March 31, 2020 (41 live events), (ii) improvement in the monetization of these digital livestreams, which is currently on pace to exceed prior fiscal year by over 300% and (iii) new growth opportunities across our music platform, including PPV. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, Tesla was ordered to keep its main U.S. factory closed for a substantial amount of time.

The extent to which COVID-19 impacts our results will depend on future developments, including new information which may emerge concerning the severity of the coronavirus and the actions taken by us and our partners to contain the coronavirus or treat its impact, among others. The impact of the suspension or cancellation of in-person live festivals, concerts or other live events, and any other continuing effects of COVID-19 on our business operations (such as general economic conditions and impacts on the advertising, sponsorship and ticketing marketplace and our partners), may result in a decrease in our revenues, and if the global COVID-19 epidemic continues for an extended period, our business, financial condition and results of operations could be materially adversely affected.

Key Components of Consolidated Statements of Operations

The following briefly describes certain key components of revenue and expenses as presented in our consolidated statements of operations.

Revenue

We currently generate our revenue through advertising, sponsorship of our live events, paid subscriptions across our music platform, and secondarily through the licensing of non-US broadcasting rights for our live events. With the acquisition of React Presents in the fourth quarter of our fiscal year ended March 31, 2020 and the launch of our PPV platform we now generate ticket and event revenue, and beginning in the second quarter of our fiscal year ending March 31, 2021 and with the expected acquisition of PodcastOne, we expect to generate higher advertising revenue when compared to prior periods and as a percentage mix of our consolidated revenue. Our advertising revenue is based upon the number of impressions or active listeners we deliver across our music and podcasting platform. Our subscription revenue is driven by the number of paid subscribers across our music platforms, who pay up to $9.99 per month for a premium music subscription. Licensing revenue is driven by certain broadcasting rights we own and license to third parties. Ticket/event revenue is primarily derived from the sale of tickets and promoter fees earned from venues or other co-promoters under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits.

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

Cost of Sales

Costs of sales principally consist of the costs of licensing our services across our music platform, including producing audio and live music content; music licensing costs paid to labels such as Universal Music, Warner Music and Sony Music, publishers and digital rights organizations such as SoundExchange and BMI; programming, DJ’s, hosts and streaming costs; revenue recognized by us and shared with others as a result of our revenue-sharing arrangements including podcasts, vodcasts and PPV events; platform operating expenses, including depreciation of the systems and hardware used to build and operate our platform; personnel costs related to our network operations, production teams, customer service and information technology. As we continue to grow our revenue base, build out our music services platform and expand our coverage globally, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales is dependent on a number of factors, including the amount of premium music downloaded, live festivals we stream in a given period, the amount of content and programming required to operate our services and the number of partners we share our corresponding revenue with.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase throughout fiscal year 2021, most notably in the second quarter of fiscal year 2021 with the expected acquisition of PodcastOne and fluctuate as a percent of revenue when compared to 2020, as we continue to grow our advertising and sponsorship base, invest in new subscriber growth initiatives and sales and marketing organizations and invest in marketing activities to support the growth of our businesses.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and app and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our music platform, new music product offerings and network operations. We currently anticipate that our product development expenses will increase in the near term and more significantly in 2021, as we also continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. We expect our fiscal year 2021 product development expense as a percentage of revenue to fluctuate accordingly when compared to fiscal year 2020.

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting, audit, information technology consulting and legal settlements. With the full year of React Presents expenses in fiscal year 2021 versus partial year in fiscal year 2020, coupled with the expected addition of new personnel from PodcastOne to support our planned growth in fiscal year 2021 and beyond, we anticipate general and administrative expenses to increase overall in fiscal year 2021 as compared to fiscal year 2020.

Amortization of Intangibles

We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense to increase in the near term as a result of the React Presents acquisition made in the fourth quarter of fiscal year ended March 31, 2020 and PodcastOne acquisition expected to close in the second quarter of fiscal year ending March 31, 2021, respectively. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.

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

As of March 31, 2020, we had approximately $7.8 million of unrecognized employee related stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.6 years. Stock-based compensation expense is expected to increase throughout fiscal year 2021 compared to fiscal year 2020 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our notes payable, convertible notes and loans, gain on bargain purchase and certain unrealized transaction gains and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

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

As of March 31, 2020, we had approximately $89.0 million of federal and $72.7 million of state net operating losses (“NOLs”).  These NOL carryforwards are available to us to offset future taxable income which expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million and $2.6 million of federal NOL and federal tax credit carryforwards, respectively, through the acquisition of Slacker in December 2017.  Utilization of these losses and tax credits is limited by Section 382 of the Internal Revenue Code (the “Code”) in fiscal year end March 31, 2018 and each taxable year thereafter.  We have estimated a limitation and revalued the losses and credits at $22.0 million and $0 million, respectively.  It is possible that the utilization of these NOL carryforwards and tax credits may be further limited. We are undertaking a study to determine the applicable limitations, if any.  We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to the taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, imposed a one-time transition tax in connection with the move from a worldwide tax system to a territorial tax system, imposed limitations on certain tax deductions such as fringe benefits including employee parking, executive compensation in future periods, and included numerous other provisions. As we have a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for the fiscal year ended March 31, 2019, and 21% for the fiscal year ended March 31, 2020 and subsequent fiscal years. Since we are not in a current U.S. federal tax paying position, our U.S. tax provision consists primarily of deferred tax benefits calculated at the 21% tax rate.

On March 27, 2020, the CARES Act was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and do not anticipate the associated impacts, if any, will have a material effect on its financial position.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the assumptions and estimates associated with our revenue recognition, allowance for doubtful accounts, the assigned value of acquired tangible and intangible assets and assumed and contingent liabilities associated with business combinations, provision for legal settlements, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of our equity-based compensation awards and convertible debt instruments, and valuation of deferred income tax assets and liabilities, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Ticket/Event Revenue

Ticket/Event revenue is primarily from the sale of tickets and promoter fees earned from venues or other co-promoters under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits.

Revenue from the promotion or production of an event is recognized when the show occurs. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship agreements, which is not related to a single event, is classified as deferred revenue and recognized over the term of the agreement or operating season as the benefits are provided to the sponsor.

Revenue from our ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold. For tickets sold to our festival events the revenue for the tickets and associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company uses the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company’s stock price as well as including an estimate using guideline companies. Expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options, restricted stock, restricted stock units (“RSUs”), restricted stock awards and warrant grants. Forfeitures are recognized as incurred.

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

COVID-19 Consideration

As a result of the COVID-19 pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long lived assets. In addition, in April 2020 and in consideration of the unknown impact COVID-19 would have on our business and industry, we enacted a three-month pay reduction across our entire organization and obtained a federal loan under the Payroll Protection Program (“PPP”) in order to ensure we keep our core employee base intact over the same period. Given the uncertainty around the near and longer-term impact of the COVID-19 pandemic on our business, we may need to take further actions beyond June 2020, which could result in changes in such accounting estimates above having a material adverse impact on our financial position and results of operations. We will continue to monitor the COVID-19 pandemic and make necessary adjustments to our estimates when and as necessary.

Non-GAAP Measures

Contribution margin

Contribution Margin is a non-GAAP financial measure defined as Revenue less Cost of Sales.

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

The following table sets forth the reconciliation of AOL to Operating Income (loss) from Continuing Operations, the most comparable GAAP financial measure (in thousands):

	Contribution Margin	Operating Loss	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Recurring Costs	Adjusted Operating Loss
2020
Music Operations	$5,873	$(22,558)	$8,017	$6,184	$-	$387	$(7,970)
Corporate	-	(13,437)	3	5,843	-	2,913	(4,678)
Total	$5,873	$(35,995)	$8,020	$12,027	$-	$3,300	$(12,648)
2019
Music Operations	$2,530	$(19,888)	$7,381	$4,290	$-	$176	$(8,041)
Corporate	-	(14,006)	6	8,482	-	929	(4,589)
Total	$2,530	$(33,894)	$7,387	$12,772	$-	$1,105	$(12,630)

Operating Results

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2020 vs.
	2020	2019	2019
Revenue	$38,659	$33,701	15%

Cost of Sales	32,786	31,171	5%
Sales & Marketing, Product Development and G&A	22,705	15,914	43%
Intangible Asset Amortization	5,726	6,504	-12%
Operating Loss	$(22,558)	$(19,888)	13%
Operating Margin	-58%	-59%	-1%
AOL*	$(7,970)	$(8,041)	-1%
AOL Margin*	-21%	-24%	-14%

* See “—Non-GAAP Measures” above for the definition and reconciliation of AOL

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenue

Music Operations revenue increased $5.0 million, or 15%, during the year ended March 31, 2020 as compared to the year ended March 31, 2019, primarily due to subscriber growth compared to the prior period.

Operating Loss

Music Operations operating loss increased $2.7 million, or 13%, from a ($19.9) million operating loss for the year ended March 31, 2019, to a ($22.6) million operating loss for the year ended March 31, 2020. The increase was largely due to a $2.7 million net increase in non-cash depreciation, amortization, stock based compensation and non-recurring costs, and $3.3 million increase in sales and marketing and product development costs to support the growth of our Company, offset by a $3.3 million increase in contribution margin during the year ended March 31, 2020 versus the year ended March 31, 2019.

Adjusted Operating Loss

Music Operations Adjusted Operating Loss remained flat at ($8.0) million AOL for the year ended March 31, 2020 and 2019. This was largely due to the above-discussed $3.3 million increase in operating expenses largely driven by higher sales and marketing and product development expenses, offset by an improved contribution margin of $3.3 million for the year ended March 31, 2020 compared to the same period in March 31, 2019.

Adjusted Operating Loss Margin

Music Operations AOL Margin improved for the year ended March 31, 2020 to (21%) from (24%) for the year ended March 31, 2019. The year-over-year improvement in AOL Margin was driven by the increase in revenue and related contribution margin for the year ended March 31, 2020, as compared to the year ended March 31, 2019 due to an increase in paid subscribers.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2020 vs.
	2020	2019	2019
G&A Expenses	$13,437	$14,006	-4%
Intangible Asset Amortization	-	-	-%
Operating Loss	$(13,437)	$(14,006)	-4%
Operating Margin	-100%	-100%	-%
AOL*	$(4,678)	$(4,589)	2%

* See “—Non-GAAP Measures” above for the definition and reconciliation of AOL

Operating Loss

Operating loss decreased $0.6 million, or 4%, from ($14.0) million for the year ended March 31, 2019, to ($13.4) million for the year ended March 31, 2020 largely due to a $2.0 million increase in non-recurring legal fees pertaining to higher defense costs incurred from a matter pertaining to a prior asset acquisition, offset by a $2.6 million decrease in non-cash stock based compensation.

Adjusted Operating Loss

Corporate AOL increased $0.1 million, or 2%, in the year ended March 31, 2020 to ($4.7) million as compared to the year ended March 31, 2019 of ($4.6) million. The increase was largely due to an increase in recurring operating expenses such as professional fees, travel and rent during the period.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended March 31,	Year Ended March 31,
	2020	2019
Revenue:
Subscription revenue	$35,904	$30,398
Advertising, licensing and ticketing revenue	2,755	3,303
Total revenue	38,659	33,701

Operating expenses:
Cost of sales	32,786	31,171
Sales and marketing	6,255	4,532
Product development	10,767	7,966
General and administrative	19,120	17,422
Amortization of intangible assets	5,726	6,504
Total operating expenses	74,654	67,595
Loss from operations	(35,995)	(33,894)

Other income (expense):
Interest expense, net	(3,738)	(3,273)
Other expense	614	(377)
Total other expense	(3,124)	(3,650)

Loss before income tax (benefit) expense	(39,119)	(37,544)

Income tax (benefit) expense	(192)	218
Net loss	$(38,927)	$(37,762)

Net loss per share – basic and diluted	$(0.69)	$(0.73)

Weighted average common shares – basic and diluted	56,206,107	51,899,231

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2020 vs.
	2020	2019	2019
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	185	87	113%
Product development	1,925	731	163%
General and administrative	184	65	183%
Total depreciation expense	$2,294	$883	160%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2020 vs.
	2020	2019	2019
Stock-based compensation expense:
Cost of sales	$106	$178	-40%
Sales and marketing	2,127	1,416	50%
Product development	2,568	2,611	-2%
General and administrative	7,226	8,567	-16%
Total stock-based compensation expense	$12,027	$12,772	-6%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended March 31,
	2020	2019
Revenue	100%	100%
Operating expenses
Cost of sales	85%	92%
Sales and marketing	16%	13%
Product development	28%	24%
General and administrative	49%	52%
Amortization of intangible assets	15%	19%
Total operating expenses	193%	201%
Loss from operations	-93%	-101%
Other expense	-8%	-11%
Loss before income taxes	-101%	-111%
Income tax provision	-%	1%
Net loss	-101%	-112%

Revenue

Revenue was as follows (in thousands):

	Year Ended March 31,		% Change 2020 vs.
	2020	2019	2019
Advertising and Licensing	$2,468	$3,303	-25%
Ticket/Event	287	-	N/A
Subscription	35,904	30,398	18%
Total Revenue	$38,659	$33,701	15%

Advertising and Licensing Revenue

Advertising and licensing revenue for the year ended March 31, 2020 decreased by $0.8 million or 25% to $2.5 million as compared to $3.3 million for the year ended March 31, 2019 largely due to less listening hours across our freemium user base in the current period, therefore less opportunity to serve impressions. COVID-19 marginally impacted advertising revenue in the month of March 2020 with a larger impact expected in the first half of fiscal year ending March 31, 2021.

Ticket/Event

Ticket/Event revenue increased $0.3 million, to $0.3 million for the year ended March 31, 2020, as compared to $0 million for the year ended March 31, 2019. The increase was due to the acquisition of React Presents in the fourth quarter of fiscal year ended March 31, 2020 and did not exist in 2019.

Subscription Revenue

Subscription revenue increased $5.5 million, or 18%, to $35.9 million for the year ended March 31, 2020, as compared to $30.4 million for the year ended March 31, 2019. The increase was due to the growth in the number of paid subscribers year-over-year.

Cost of Sales

Cost of sales was as follows (in thousands):

	Year Ended March 31,		% Change 2020 vs.
	2020	2019	2019
Production	$7,339	$8,285	-11%
Ticket/Event	206	-	N/A
Subscription and Advertising	25,241	22,886	10%
Total Cost of Sales	$32,786	$31,171	5%

Production

Production cost of sales decreased $0.9 million, or 11%, to $7.3 million for the year ended March 31, 2020, as compared to $8.3 million for the year ended March 31, 2019. The decrease was largely due to efforts to reduce the average costs per events produced during the year ended March 31, 2020, as compared to the year ended March 31, 2019.

Ticket/Event

Ticket/Event cost of sales increased $0.2 million, to $0.2 million for the year ended March 31, 2020, as compared to $0 million for the year ended March 31, 2019. The increase was due to the acquisition of React Presents in the fourth quarter of fiscal year ended March 31, 2020 and did not exist in 2019.

Subscription and Advertising

Subscription and advertising cost of sales increased $2.3 million, or 10%, to $25.2 million for the year ended March 31, 2020, as compared to $22.9 million for the year ended March 31, 2019. The increase was primarily due to an increase in the corresponding subscription revenue in the same period. With total advertising and subscription revenue for the year ended March 31, 2020 increasing by 15%, as compared to the same period in 2019, subscription and advertising cost of sales only increased 10%. This gross margin improvement is driven by the growth in a higher mix of customers in more favorable plans.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Year Ended March 31,		% Change 2020 vs.
	2020	2019	2019
Sales and marketing expenses	$6,255	$4,532	38%
Product development	10,767	7,966	35%
General and administrative	19,120	17,422	10%
Amortization of intangible assets	5,726	6,504	-12%
Total Other Operating Expenses	$41,868	$36,424	15%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.8 million, or 38%, to $6.3 million for the year ended March 31, 2020, as compared to $4.5 million for the year ended March 31, 2019. The $1.8 million increase was largely due to $0.7 million increased in non-cash stock-based compensation, $0.5 million in increased personnel-related and consulting expenses, $0.5 million in increased marketing spending to acquire paid subscribers and promote live events and a $0.1 million in deprecation to support growth in initiatives during the year ended March 31, 2020, as compared to the year ended March 31, 2019.

Product Development

Product development expenses increased $2.8 million, or 35%, to $10.8 million for the year ended March 31, 2020, as compared to $8.0 million for the year ended March 31, 2019. The increase of $2.8 million was largely due to $1.2 million increase in depreciation, $1.0 million in increased personnel-related and consulting expenses and $0.6 million in non-cash stock-based compensation to the support growth initiatives during the year ended March 31, 2020, as compared to the year ended March 31, 2019.

General and Administrative

General and administrative expenses increased $1.7 million, or 10%, to $19.1 million for the year ended March 31, 2020, as compared to $17.4 million for the year ended March 31, 2019. The increase was primarily due to $1.5 million increase in non-recurring legal fees, the vast majority of which is to support legal defense costs related to a prior period asset acquisition, coupled with an increase in personnel-related costs of approximately $0.5 million due to the addition of corporate personal, including our new President, appointed in fiscal year 2020, and a $0.1 million increase in depreciation to support growth initiatives.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.8 million, or 12%, to $5.7 million for the year ended March 31, 2020, as compared to $6.5 million for the year ended March 31, 2019. The decrease was due to the Slacker purchase price allocation being finalized in December of 2018, resulting in adjustments to the useful life with an effect of reducing monthly amortization in the prior year. Furthermore, certain customer relationships were fully amortized in prior periods thus resulting in further reductions of quarterly amortization.

Total Other Income (Expense)

	Year Ended March 31,		% Change 2020 vs.
	2020	2019	2019
Total other income (expense), net	$(3,124)	$(3,650)	-14%

Total other income (expense) decreased $0.5 million, or 14%, to $3.1 million for the year ended March 31, 2020, as compared to $3.7 million for the year ended March 31, 2019. The decrease was primarily due an increase in other income (expense) of $1.0 million as a result of a gain on bargain purchase of $0.5 million, which was offset by an increase in interest expense of $ $0.5 million largely related to higher interest expense in the year ended March 31, 2020 from additional senior secured debentures issued in February 2019, which resulted in a full year of interest expense compared to the year ended March 31, 2019.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2020, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $12.4 million, which primarily are invested in cash in banking institutions in the U.S. In July 2019, we completed a registered public offering of our common stock, selling an aggregate 5,000,000 shares of our common stock and raising net proceeds of approximately $9.5 million. In June 2018 and February 2019, we issued $10.6 million and $3.2 million, respectively of Debentures raising aggregate net proceeds of $12.5 million after issuance costs. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, public offerings, bank debt financing in fiscal year 2018 and the Debentures financing in June 2018 and February 2019. As of March 31, 2020, we had notes payable balance of $0.3 million, $10.1 million in aggregate principal amount of Debentures and unsecured convertible notes with aggregate principal balances of $6.5 million.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and incurred a net loss of $38.9 million and utilized cash of $4.9 million in operating activities for the year ended March 31, 2020 and had a working capital deficiency of $30.0 million as of March 31, 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

In June 2018, we issued $10.6 million, 3-year June 2018 Debentures. Among other terms, the June 2018 Debentures bear annual interest at 12.75%, require us to meet certain financial covenants and are convertible into shares of our common stock at a conversion price of $10 per share (subject to adjustment). Net proceeds from the issuance of the June 2018 Debentures were $9.6 million after direct issuance costs, of which $3.5 million was used to pay off 100% of the legacy revolving line of credit with Silicon Valley Bank (assumed by us as part of the Slacker acquisition), resulting in a $3.5 million release of restricted cash collateral to us. The remaining proceeds were used primarily for general working capital. As of the date of this Annual Report, the Debentures holders have sent redemption notices for the months of December 2018 through June 2020 (inclusive). We have repaid $0.3 million of principal in January 2019 and $0.2 million of principal in each month in February 2019 through January 2020 (inclusive) and $0.4 in February 2020 through June 2020 (inclusive). In February 2019, we issued $3.2 million in additional Debentures, with net proceeds of approximately $3.0 million after direct issuance costs. The terms of the additional Debentures were substantially the same as the June 2018 Debentures. The June 2018 Debentures and the additional debentures sold in February 2019 are referred to herein as the “Debentures.”

On July 25, 2019, we completed a registered offering with certain institutional investors pursuant to which we sold 5,000,000 shares of our common stock at a price per share of $2.10 to such investors (the “2019 Offering”). The gross proceeds of the 2019 Offering to us were $10.5 million. The net proceeds of the 2019 Offering to us were approximately $9.5 million, after deducting placement agent fees and other estimated offering expenses payable by us. The use of these proceeds was for repayment of our Debentures, working capital needs and general corporate purposes, including without limitation future acquisitions, purchases of outstanding warrants and capital expenditures. The 2019 Offering was made pursuant to our existing shelf Registration Statement on Form S-3 (File No. 333-228909), which was filed with the SEC on December 19, 2018 and went effective on February 7, 2019, and a prospectus supplement relating to the 2019 Offering, which was filed with the SEC on July 26, 2019.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals rights, our working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings, and sale of our investments. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments, capital raising and/or acquisition of additional debt in the near and long term. Over the next twelve to eighteen months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid subscribers that we add to our businesses.

As of March 31, 2020 and 2019, we had an outstanding note payable of $0.3 million issued in connection with certain professional services performed for us through March 2015, and outstanding unsecured convertible notes (the “Trinad Notes”) of $5.2 million and $4.8 million, respectively, in principal and accrued interest, issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder. As of March 31, 2020, none of the Trinad Notes were due in less than a year.

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

In September 2019 the Company issued one of the Music Partners $0.4 million in restricted shares of the Company’s common stock, at a price of approximately $4.51 per share, as full payment of certain amounts due under such agreement.

In June 2020, we entered into a new two-year license agreement with a certain Music Partner which owns and license rights to Slacker to certain sound recordings. Pursuant to this agreement, we agreed to certain minimum yearly guarantee payments and issued 264,000 shares of our common stock so such Music Partner in consideration of all payments due to the Music Partner prior the date of the agreement.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the unsecured convertible notes, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In February 2020, we acquired React Presents in exchange for $2.0 million in convertible debt. The convertible debt has a term of 2 years, bears interest at 8% per year and has a conversion price of $4.50 per share.

In April 2020, we received approximately $2.0 million pursuant to the Paycheck Protection Program promulgated under the CARES Act (the “PPP Loan”). The PPP Loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Commencing in November 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by the maturity date the principal amount outstanding on the PPP Loan as of such date. All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon our application and upon documentation of expenditures in accordance with the SBA requirements. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. We intend to use the proceeds from the PPP Loan for qualifying expenses.

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our outstanding warrants and unsecured convertible notes, and pay down our Debentures, in part or in full, subject to repayment limitation set forth in the credit agreement. Management believes we have sufficient sources of liquidity to fund our operations over the next twelve months. We may need to raise additional funds through the issuance of equity, equity-related and/or debt securities and/or through additional credit facilities to fund our growing operations, invest in new business opportunities and make potential acquisitions. We filed a universal shelf Registration Statement on Form S-3 allowing us to issue various types of securities, including common stock, preferred stock, warrants, debt securities, units, or any combination of such securities, up to an aggregate amount of $150 million, which became effective on February 7, 2019.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2020 and 2019 (in thousands):

	Year Ended March 31,
	2020	2019
Net cash used in operating activities	$(4,894)	$(5,771)
Net cash used in by investing activities	(2,437)	(2,532)
Net cash provided by financing activities	5,829	8,272
Net change in cash and cash equivalents	$(1,502)	$(31)

Cash Used In Operating Activities

Year ended March 31, 2020

Net cash used in our operating activities of ($4.9) million primarily resulted from our net loss during the period of ($38.9) million, which included non-cash charges of $20.3 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, interest paid in kind, change in fair value of embedded derivatives, gain on bargain purchase, and stock-based compensation. The remainder of our sources of cash provided by operating activities of $13.7 million was from changes in our working capital, including $0.5 million from timing of accounts receivable and $13.2 million from timing of accounts payable, accrued expenses and other long-term liabilities

Year ended March 31, 2019

Net cash used in our operating activities of ($5.8) million primarily resulted from our net loss during the period of ($37.8) million, which included non-cash charges of $21.8 million largely comprised of stock-based compensation and depreciation and amortization. The remainder of our sources of cash used by operating activities of ($10.2) million was from changes in our working capital, including cash inflows of $11.0 million from timing of accounts payable and accrued expenses which were offset by cash outflows of ($1.3) million from timing of accounts receivable.

Cash Flows Used In Investing Activities

Year ended March 31, 2020

Net cash used in investing activities of ($2.4) million was principally due to the ($2.6) million cash used for the purchase of capitalized internally developed software costs during the year ended March 31, 2020, net of cash acquired in the acquisition of React Presents of $0.2 million.

Year ended March 31, 2019

Net cash used in investing activities of ($2.5) million was principally due to the ($2.5) million cash used for the purchase of capitalized internally developed software costs during the year ended March 31, 2019.

Cash Flows Provided By Financing Activities

Year ended March 31, 2020

Net cash provided by financing activities of $5.8 million was primarily due to net proceeds of $9.5 million from the registered public offering completed in July 2019, partially offset by repayment of Debentures of $3.0 million and amendment costs of Debentures of $0.7 million.

Year ended March 31, 2019

Net cash provided by financing activities of $8.3 million was primarily due to net proceeds of $13 million from the June 2018 and February 2019 Debentures financing, partially offset by repayment of a term loan of ($3.5) million assumed as part of the Slacker acquisition.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2020. The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$933	$705	$228	$-	$-
Content and Festival Fees and Guarantees and Contractual Obligations (1)	5,874	3,066	2,808	-	-
Deferred revenue arrangements (2)	949	949	-	-	-
Long-term debt obligations (3)	17,628	3,647	13,981	-	-
Total	$25,384	$8,367	$17,017	$-	$-

(1)	Amounts represent minimum guarantees and contractual obligations associated with licensing, production and/or distribution agreements for digital broadcast rights across certain events.

(2)	Amounts represent obligations to provide service for which we have already received in cash from our customers.

(3)	Includes amounts pertaining to the unsecured convertible notes and note payable and related interest. Interest payments were calculated based upon the interest rate in effect at March 31, 2020. See also Note 8 - Note Payable, Note 9 – Senior Secured Convertible Debentures and Note 10 – Unsecured Convertible Notes included in our consolidated financial statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

LiveXLive Media, Inc.

Beverly Hills, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LiveXLive Media, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty and COVID-19

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. In addition, as discussed in Note 2 to the consolidated financial statements, the COVID-19 pandemic could have a material adverse impact on the Company’s results of operations, cash flows and liquidity. Management’s plans in regard to these matters are also described in Note 1 and Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California

June 26, 2020

LiveXLive Media, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$5,702	$13,704
Restricted cash	6,735	235
Accounts receivable, net	3,889	4,314
Prepaid expense and other assets	1,396	1,311
Total Current Assets	17,722	19,564
Property and equipment, net	3,397	2,720
Goodwill	9,672	9,672
Intangible assets, net	23,198	26,943
Other assets	127	-
Total Assets	$54,116	$58,899

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued liabilities	$30,723	$20,906
Accrued royalties	13,071	9,921
Note payable	331	312
Deferred revenue	949	950
Senior secured convertible debentures, net	2,720	2,111
Total Current Liabilities	47,794	34,200
Lease liabilities, noncurrent	45	-
Senior secured convertible debentures, net	6,505	10,284
Unsecured convertible notes, net	6,794	4,741
Deferred income taxes	108	211
Total Liabilities	61,246	49,436

Commitments and Contingencies

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 58,984,382 and 52,275,236 shares issued and outstanding, respectively	59	52
Additional paid in capital	120,932	98,605
Accumulated deficit	(128,121)	(89,194)
Total stockholders’ (deficit) equity	(7,130)	9,463
Total Liabilities and Stockholders’ (Deficit) Equity	$54,116	$58,899

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended March 31, 2020	Year Ended March 31, 2019

Revenue:	$38,659	$33,701

Operating expenses:
Cost of sales	32,786	31,171
Sales and marketing	6,255	4,532
Product development	10,767	7,966
General and administrative	19,120	17,422
Amortization of intangible assets	5,726	6,504
Total operating expenses	74,654	67,595
Loss from operations	(35,995)	(33,894)

Other income (expense):
Interest expense, net	(3,738)	(3,273)
Other income (expense)	614	(377)
Total other income (expense)	(3,124)	(3,650)

Loss before income tax (benefit) expense	(39,119)	(37,544)

Income tax (benefit) expense	(192)	218
Net loss	$(38,927)	$(37,762)

Net loss per share – basic and diluted	$(0.69)	$(0.73)

Weighted average common shares – basic and diluted	56,206,107	51,899,231

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Years Ended March 31, 2020 and 2019

(In thousands, except share and per share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance as of April 1, 2018	51,432,292	$51	$89,778	$(51,432)	$38,397
Fair value of shares issued for services to consultants	449,374	-	3,148	-	3,148
Stock-based compensation	-	-	9,880	-	9,880
Shares issued for debt conversion	393,570	1	1,180	-	1,181
Purchase price adjustment to fair value of shares issued for Slacker acquisition	-	-	(5,744)	-	(5,744)
Conversion feature recorded as debt discount	-	-	216	-	216
Beneficial conversion feature on paid in kind interest			147		147
Net loss	-	-	-	(37,762)	(37,762)
Balance as of March 31, 2019	52,275,236	52	98,605	(89,194)	9,463
Shares issued to consultants and vendors	1,709,146	2	4,668	-	4,670
Stock-based compensation	-	-	7,982	-	7,982
Interest paid in kind	-	-	29	-	29
Shares issued in the public offering, net of cost	5,000,000	5	9,518	-	9,523
Conversion feature recorded as debt discount	-	-	130	-	130
Net loss	-	-	-	(38,927)	(38,927)
Balance as of March 31, 2020	58,984,382	$59	$120,932	$(128,121)	$(7,130)

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31, 2020	Year Ended March 31, 2019
Cash Flows from Operating Activities:
Net loss	$(38,927)	$(37,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,020	7,387
Interest paid in kind	29	-
Beneficial conversion feature on paid in kind interest	-	147
Common stock issued for services	4,423	3,557
Stock-based compensation	7,604	9,215
Change in fair value of bifurcated embedded derivatives	14	323
Amortization of debt discount	824	986
Deferred income taxes	(103)	211
Gain on bargain purchase	(511)	-
Changes in operating assets and liabilities:
Accounts receivable	525	(1,324)
Prepaid expenses and other current assets	50	625
Deferred revenue	(1)	(96)
Accounts payable and accrued liabilities	13,159	10,960
Net cash used in operating activities	(4,894)	(5,771)

Cash Flows from Investing Activities:
Cash acquired in acquisition of React Presents	138	-
Purchases of property and equipment	(2,575)	(2,532)
Net cash used in investing activities	(2,437)	(2,532)

Cash Flows from Financing Activities:
Net proceeds from senior secured convertible debentures	-	13,000
Repayment of senior secured convertible debentures payable	(2,984)	(731)
Senior secured convertible debenture issuance costs	-	(482)
Repayment of bank debt	-	(3,515)
Net proceeds from public offering	9,523	-
Senior secured convertible debenture amendment costs	(710)	-
Net cash provided by financing activities	5,829	8,272

Net decrease in cash, cash equivalents and restricted cash	(1,502)	(31)

Cash, cash equivalents and restricted cash, beginning of period	13,939	13,970

Cash, cash equivalents and restricted cash, end of period	$12,437	$13,939

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17	$4
Cash paid for interest	$1,517	$981

Supplemental disclosure of non-cash investing and financing activities:

Conversion features recorded as debt discount	$130	$216
Bifurcated embedded derivative recognized on issuance of senior secured convertible debentures	$-	$263
Fair value of options issued to employees, capitalized as internally-developed software	$378	$665
Common stock issued upon conversion of notes payable	$-	$1,181
Common stock issued to senior secured convertible debenture holders	560	-
Fair value of promissory note issued in React Presents acquisition	$1,541	$-
Purchase price adjustment to fair value of shares issued for Slacker acquisition	$-	(5,744)

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2020 and 2019

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in West Hollywood, California. The Company is a global digital media company focused on live entertainment and music services.

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive, Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive being the surviving entity. In addition, on December 29, 2017, LiveXLive acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveXLive. On February 5, 2020, LiveXLive’s wholly owned subsidiary, LiveXLive Events, LLC (“LiveXLive Events”), acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events.

On May 7, 2020, the Company entered into a binding Stock Purchase Agreement with Courtside Group, Inc. (d/b/a PodcastOne) (“PodcastOne”), a Delaware corporation, to acquire 100% of the issued and outstanding equity interests of PodcastOne in exchange for the issuance of 5,454,545 shares of the Company’s common stock subject to customary and other closing conditions.  The acquisition of PodcastOne is expected to close in July 2020.

Basis of Presentation

The consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2019, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial statements for the year ended March 31, 2020. The presented financial information for the fiscal year ended March 31, 2020 includes the financial information and activities of LiveXLive (365 days) and React Presents for the period from February 5, 2020 to March 31, 2020 (56 days).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $12.4 million as of March 31, 2020). As reflected in its consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $38.9 million, and utilized cash of $4.9 million in operating activities for the year ended March 31, 2020, and had a working capital deficiency of $30.0 million as of March 31, 2020. The Company filed a universal shelf Registration Statement on Form S-3 which became effective in February 2019 to raise up to $150.0 million in cash from the sale of equity, debt and/or other financial instruments. During the year ended March 31, 2020, the Company sold 5,000,000 shares of its common stock to certain institutional investors for gross proceeds of $10.5 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services, and may negatively impact its ability to retain key personnel. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it.  Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. The Company may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Note 2 — Summary of Significant Accounting Policies

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact is expected to become more adverse and to continue throughout the first half of the fiscal year ending March 31, 2021, and possibly longer. The Company’s event and programmatic advertising revenues were directly impacted in the first quarter of 2021 with all on-premise in-person live music festivals and events postponed and mixed demand from historical advertising partners. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which in turn could adversely, impact the Company’s near-term subscriber growth in 2021. Subsequent to the fiscal year ended March 31, 2020, the Company has enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program loan (see Note 19 – Subsequent Events) and pivoting production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

Use of Estimates

 The preparation of the Company’s consolidated financial statements in conformity with the United States of America (“US”) generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt and debenture instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. Given the overall uncertainty surrounding the COVID-19 pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long-lived assets that are depreciated or amortized.

Revenue Recognition Policy

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

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its subscription service streams and may act as principal or agent for its ticketing/live events, advertising and licensing revenue streams.

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

Ticket/Event Revenue

Ticket/Event revenue is primarily from the sale of tickets and promoter fees earned from venues or other co-promoters under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits.

Revenue from the promotion or production of an event is recognized at a point in time when the show occurs. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship agreements, which is not related to a single event, is classified as deferred revenue and recognized over the term of the agreement or operating season as the benefits are provided to the sponsor.

Revenue from our ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets. For primary tickets sold to our festival events the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs.

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of March 31, 2020, and 2019, the Company accrued $13.1 million and $9.9 million of royalties due to artists from use of Slacker’s radio services, respectively.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees, directors and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments and convertible notes would be excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

At March 31, 2020 and 2019, the Company had 167,363 warrants outstanding, 4,428,334 and 4,981,668 options outstanding, respectively, 4,530,705 and 1,377,391 restricted stock units outstanding, respectively, 24,675 and 0 restricted stock awards outstanding, respectively, and 4,206,437 and 2,942,391 shares of common stock issuable underlying the Company’s convertible notes and convertible debentures, respectively.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows for the fiscal years ended March 31 (in thousands):

	2020	2019
Cash and cash equivalents	$5,702	$13,704
Restricted cash	6,735	235
Total cash and cash equivalents and restricted cash	$12,437	$13,939

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year, as well as an account control agreement associated with the Company’s senior secured convertible debentures whereby the Company is required to have a minimum cash on hand of $6.5 million. As of March 31, 2020 and 2019, the Company had restricted cash of $6.7 million and $0.2 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the short-term nature of its subscription receivables. At March 31, 2020, the Company had two customers that made up 22% and 57% of the total accounts receivable balance. At March 31, 2019, the Company had three customers that made up 10%, 26% and 36% of the total accounts receivable balance.

The following table provides amounts included in accounts receivable, net for the fiscal years ended March 31 (in thousands):

	2020	2019
Accounts receivable, gross	$4,109	$4,318
Less: Allowance for doubtful accounts	220	4
Accounts receivable, net	$3,889	$4,314

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

Capitalized internal-use software costs are amortized on a straight-line basis over their two- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended March 31, 2020 and 2019, the Company capitalized $2.8 million and $3.1 million of internal use software, respectively.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. In the Company’s assessment for potential impairment the Company identified triggering events due to the events resulting from the global COVID-19 pandemic. No impairment losses have been recorded in the fiscal years ended March 31, 2020 and 2019. The Company’s reporting unit is the same as its operating segment and reporting segment as described in Note 17 - Business Segment and Geographic Reporting.

Intangible Assets with Indefinite Useful Lives

The Company’s indefinite-lived intangible assets consist of trademarks and trade names. The Company evaluates indefinite-lived intangible assets for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. In our assessment for potential impairment we identified triggering events due to the events resulting from the global COVID-19 pandemic which caused the temporary halting of car production of our OEM partner as well as overall advertising spend decrease from our advertising partners. No impairment losses have been recorded in the fiscal years ended March 31, 2020 and 2019. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may impair the Company’s asset values, including intangible assets.

Intangible Assets with Finite Useful Lives

The Company has certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Non-Compete, Fan Database, Brands, Intellectual Property, Customer Relationships, and Capitalized Software Development Costs resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Non-Compete (3 years), Fan Database (3 years), Brands (15-16 years), Intellectual Property (15 years), Customer Relationships (1.5-5 years), Domain Names (5 years), and Software (5 years).

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the global COVID-19 pandemic which caused the temporary halting of car production of our OEM partner as well as overall advertising spend decrease from our advertising partners. No impairment losses have been recorded in the fiscal years ended March 31, 2020 and 2019. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may impair the Company’s asset values, including intangible assets.

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

Adoption of New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and all the related amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2020, the quarter ended June 30, 2019 using the optional transitional method afforded under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. As a practical expedient, the Company has not separated lease components from nonlease components for its real property operating leases. Results for reporting periods beginning after the adoption date are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840 (see Note 12 - Leases).

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842: Leases. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. The amendments in this ASU further clarify certain aspects of ASU No. 2016-13. For entities that have not yet adopted ASU No. 2016-13, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide transition relief for ASU No. 2016-13 by providing an option to irrevocably elect the fair value option for certain financial assets measured at an amortized cost basis. For smaller reporting companies that have not yet adopted ASU No. 2016-13, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures, as well as the timing of adoption and the application method.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the years ended March 31, 2020 and 2019 (in thousands):

	Year Ended March 31,
	2020	2019
Revenue
Subscription services	$35,904	$30,398
Advertising	2,167	2,904
Licensing	301	399
Ticket/Event	287	-
Total Revenue	$38,659	$33,701

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

The following table summarizes the significant changes in contract liabilities balances during the year ended March 31, 2020 (in thousands):

Contract Liabilities
Balance as of April 1, 2018	$1,046
Revenue recognized that was included in the contract liability at beginning of period	(1,046)
Increase due to cash received, excluding amounts recognized as revenue during the period	950
Balance as of March 31, 2019	950
Revenue recognized that was included in the contract liability at beginning of period	(950)
Increase due to cash received, excluding amounts recognized as revenue during the period	949
Balance as of March 31, 2020	$949

Note 4 — Property and Equipment

The Company’s property and equipment at March 31, 2020 and 2019 was as follows (in thousands):

	As of March 31,
	2020	2019
Property and equipment, net
Production equipment	$54	$54
Computer, machinery, and software equipment	707	573
Furniture and fixtures	41	23
Leasehold improvements	41	19
Capitalized internally developed software	5,617	3,070
Total property and equipment	6,460	3,739
Less accumulated depreciation and amortization	(3,063)	(1,019)
Total property and equipment, net	$3,397	$2,720

Depreciation and amortization expense was $2.1 million and $0.9 million for the years ended March 31, 2020 and 2019, respectively.

Note 5 — Business Combinations

React Presents

On February 5, 2020, the Company’s wholly owned subsidiary, LiveXLive Events, acquired React Presents and indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, for net consideration of $1.5 million consisting of (i) a $2 million convertible note payable with a fair value of $1.5 million and (ii) the assumption of React Presents’ liabilities of $0.2 million resulting in a pre-tax bargain purchase gain of $0.5 million. The acquisition is intended to augment and diversify the Company’s music operating segment. The Company accounted for the acquisition as a business combination. As the fair value of the net assets acquired were in excess of the consideration, a deferred tax liability was recorded and reduced the gain to $0.4 million.

The following table summarizes the fair value of the assets assumed in the React Presents acquisition (in thousands):

Asset Type	Fair Value
Cash	$138
Accounts receivable	101
Prepaid expense and other assets	37
Property and equipment	17
Brands names	1,500
Non-compete agreement	250
Fan database	230
Accounts payable and accrued liabilities	(221)
Deferred tax liability	(107)
Gain on bargain purchase, net of tax	(404)
Net assets acquired	$1,541

Since the acquisition date, the amount of revenue for React Presents included in the Company’s consolidated statements of operations for the year ended March 31, 2020 was $0.3 million. The net loss for React Presents included in the Company’s consolidated statements of operations for the year ended March 31, 2020 was ($0.3) million. The Company incurred less than $0.1 million in transaction costs associated with the React Presents acquisition.

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal year ended March 31, 2019.

The following table presents the revenues, net loss and earnings per share of the combined company for the years ended March 31, 2020 and 2019 as if the acquisition of React Presents had been completed on April 1, 2018 (in thousands, except per share data).

	Year Ended March 31, (unaudited)
	2020	2019

Revenues	$52,727	$51,609
Net loss	(42,476)	(40,662)
Net loss per share – basic and diluted	(0.76)	(0.78)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition along with interest expense associated with the promissory note issued as consideration. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisitions.

Slacker

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

As a result of the Company finalizing its purchase price allocation for the acquisition of Slacker, amortization expense recorded in the consolidated statements of operations was reduced by $1.9 million in the third quarter of fiscal year ended March 31, 2019 of which $0.2 million related to a previous year.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the years ended March 31, 2020 and 2019 (in thousands):

Goodwill
Balance as of April 1, 2018	$5,377
Acquisitions	-
Finalization of purchase price allocation of Slacker (see Note 5)	4,295
Balance as of March 31, 2019	$9,672
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2020	$9,672

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the year ended March 31, 2020 (in thousands):

Tradenames
Balance as of April 1, 2018	$-
Finalization of purchase price allocation of Slacker (see Note 5)	4,637
Impairment losses	-
Balance as of March 31, 2019	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2020	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of March 31, 2020 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$8,674	$10,606
Intellectual property (patents)	5,366	805	4,561
Customer relationships	6,570	5,128	1,442
Domain names	29	13	16
Brand names	1,500	17	1,483
Non-compete agreement	250	14	236
Fan database	230	13	217
Total	$33,225	$14,664	$18,561

The Company’s finite-lived intangible assets were as follows as of March 31, 2019 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$4,819	$14,461
Intellectual property (patents)	5,366	447	4,919
Customer relationships	6,570	3,665	2,905
Domain names	29	8	21
Total	$31,245	$8,939	$22,306

The Company’s amortization expense on its finite-lived intangible assets was $5.7 million and $6.5 million for the years ended March 31, 2020 and 2019, respectively.

The Company estimated future amortization expense on its finite-lived intangible assets as of March 31, 2020 to be as follows (in thousands):

For Years Ended March 31,
2021	$5,008
2022	5,008
2023	3,885
2024	461
2025	461
Thereafter	3,738
$18,561

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2020 and 2019 were as follows (in thousands):

	March 31,	March 31,
	2020	2019
Accounts payable	$26,703	$18,316
Accrued liabilities	3,938	2,519
Due to related parties	-	71
Lease liabilities, current	82	-
	$30,723	$20,906

Note 8 — Note Payable

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. In February 2018, the Note holder filed a claim for collection of the Note (see Note 13 – Commitments and Contingencies). In February 2019, as part of a settlement agreement, the parties agreed to the repayment of the Note on or before June 30, 2019. As of the date of this Annual Report on Form 10-K (this “Annual Report”), the Note has not been extended and is currently past due. In addition, the holder of the Note obtained a judgement against the Company for nonpayment of the Note in the State of Delaware in August 2019 and a judgement lien against the Company in the State of California in the third fiscal quarter ended December 31, 2019. As of March 31, 2020, and March 31, 2019, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively.

Note 9 — Senior Secured Convertible Debentures

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

For the quarter ended June 30, 2019, the Company failed to have revenue of at least $10.8 million and as such did not meet its revenue covenant for the quarter. The Company entered into an amendment agreement (“Q1 2020 Waiver”) to waive the covenant breach on July 25, 2019. The amendment allowed for the lenders to have access to the Company’s daily cash balances, provided for a cash payment of $150,000, and required the Company to close the then contemplated equity financing with net proceeds of $9.3 million within 6 days. On July 25, 2019, the Company completed a registered offering of its common stock, selling a total of 5.0 million shares of the Company’s common stock and raising gross proceeds of $10.5 million. The net proceeds of the Offering to the Company were approximately $9.5 million, after deducting placement agent fees and other estimated offering expenses payable by the Company. The Company evaluated the amendment and the modification was not required to be accounted for as an extinguishment as the instruments are not considered substantially different under ASC 470-50, Debt – Modifications and Extinguishment.

For the quarter ended December 31, 2019 the Company failed to have revenue of at least $15 million and as such did not meet its revenue covenant for the quarter. The Company entered into an amendment agreement (“Q3 2020 Waiver”) to waive the covenant breach on January 31, 2020. In exchange for the Q3 2020 Waiver, JGB (a) received 400,000 free trading shares of the Company’s common stock via a Section 3(a)(9) exchange of $10,000 worth of JGB’s debentures originally issued on June 28, 2018, (b) received a reduction in the convertible price from $10.00 per share to $5.00 per share, (c) received an incremental $1,000,000 in aggregate in principle Debenture payments equally over six months beginning in February 2020 and (d) $6,500,000 of cash to be deposited into a locked bank account (to be released when and if debt is fully paid down). The Company evaluated the amendment and the modification was not required to be accounted for as an extinguishment as the instruments are not considered substantially different under ASC 470-50, Debt – Modifications and Extinguishment. As a result of the modification, the fair value of the shares issued and change in conversion price was recorded as an additional debt discount of $0.6 million and $0.1 million, respectively, with a corresponding increase to additional paid in capital.

The outstanding principal balance of the Debentures at March 31, 2020 was $10.2 million, which included $0.1 million of accrued interest and at March 31, 2019 was $13.2 million, which included $0.1 million of accrued interest.

The Debentures contain customary affirmative and restrictive covenants and representations and warranties, including limitations on indebtedness, liens, investments, dispositions of assets, organizational document amendments, issuance of disqualified stock, change of control transactions, stock repurchases, indebtedness repayments, dividends, the creation of subsidiaries, affiliate transactions, deposit accounts and certain other matters. The Company must also maintain a specified minimum cash balance, meet certain financial targets, and maintain minimum amounts of liquidity. As of March 31, 2020, the Company was in compliance with these financial covenants.

The Company has evaluated the Debentures and has identified two derivative instruments which are bifurcated from the underlying Debentures relating to provisions around an event of default and mandatory prepayments upon divestitures exceeding certain thresholds.

At March 31, 2020, the Company performed a fair value analysis using a risk neutral model on the default event derivative instrument using the following assumptions: Coupon Rate: 12.75%, Term: 1.25 years, Volatility: 101.4%, Market Rate: 27.4% and Probability of Default: 51.31%. The Company determined that as of the assessment date, the fair value is $0.5 million. The change in fair value of less than $0.1 million is recorded in Other income (expense) on the Company’s consolidated statements of operations for the year ended March 31, 2020.

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

As of the date of this Annual Report, the Debentures holders have sent monthly redemption notices for December 2018 through June 2020 (inclusive). The Company has repaid $0.3 million of principal in January 2019 and $0.2 million of principal in each month in February 2019 through January 2020 (inclusive) and $0.4 in February 2020 through June 2020 (inclusive).

	March 31,	March 31,
	2020	2019
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$10,118	$13,101
Accrued interest	101	142
Fair Value of Embedded Derivatives	524	586
Less: Discount	(1,518)	(1,434)
Net	9,225	12,395
Less: Senior Secured Convertible Debentures, current	2,720	2,111
Senior Secured Convertible Debentures, long-term	$6,505	$10,284

Note 10 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at March 31, 2020 and 2019 were as follows (in thousands):

	March 31,	March 31,
	2020	2019
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2021	$4,120	$3,850
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2021	1,035	967
Less: Discount	(41)	(76)
Net	5,114	4,741

Unsecured Convertible Promissory Note	$2,000	$-
Accrued interest	24	-
Less: Discount	(485)	-
Fair Value of Embedded Derivatives	141	-
Net	1,680	-
Unsecured Convertible Promissory Notes, long-term	$6,794	$4,741

Unsecured Convertible Notes – Related Party

Total principal maturities of the Company’s long-term borrowings, including the Debentures, unsecured convertible notes, and note payable are $3.6 million for the year ending March 31, 2021 and $14.0 million for the year ending March 31, 2022.

As of March 31, 2020 and March 31, 2019, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). At March 31, 2020, the balance due of $4.1 million, which included $0.5 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2020, the balance due of $4.1 million, which included $0.5 million of accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). For the year ended March 31, 2020, the Company amortized less than $0.1 million of discount to interest expense, and the unamortized discount as of March 31, 2020 was less than $0.1 million. As of March 31, 2020, $0.1 million of accrued interest was added to the principal balance.

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

Unsecured Convertible Promissory Note

On February 5, 2020, React Presents issued a two-year $2 million Convertible Promissory Note (the “Note”), bearing annual interest at 8%. The purpose of the Note was to fund the acquisition of React Presents. All unpaid and outstanding principal and any unpaid and accrued interest are due on February 5, 2022. The Note is convertible by the holder at any time prior to maturity in part or in whole with the unpaid interest and principal convertible at a conversion price equal to $4.50 per share of the Company’s common stock, subject to certain protective adjustments. The Note may be prepaid in whole or in part in cash without penalty at any time prior to maturity. Any such prepayment will be applied to accrued interest first and then the principal.

The Company has evaluated the Note and has determined that it includes two derivative instruments which are bifurcated from the underlying Debentures relating to provisions around an event of default and change of control. The Company has performed a fair value analysis using a binomial lattice calculation on the event of default derivative instrument using the following assumptions. Coupon Rate: 8.0%, Term: 2.0 years, Volatility: 100.0%, Market Rate: 27.7% and Probability of Default: 33.1%. The Company determined that at issuance, the fair value of the instruments was $0.1 million. The Company has recorded the fair value of the derivatives and corresponding debt discount within the unsecured convertible notes payable on the Company’s consolidated balance sheet.

At March 31, 2020, the Company performed a fair value analysis using a binomial lattice calculation on the derivative instruments using the following assumptions: Coupon Rate: 8.0%, Term: 1.85 years, Volatility: 110.0%, Market Rate: 43.9% and Probability of Default: 51.31%. The Company determined that as of the assessment date, the fair value is $0.1 million. The change in fair value of less than $0.1 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the year ended March 31, 2020.

Note 11 — Related Party Transactions

As of March 31, 2020 and March 31, 2019, the amount due to related parties was $0 and less than $0.1 million in the aggregate, respectively, payable to Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. This amount was provided to the Company for working capital as needed and is unsecured, noninterest bearing advance with no formal terms of repayment.

As of March 31, 2020, and March 31, 2019, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 10 – Unsecured Convertible Notes.

 Note 12 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of 1.5 years, expiring in fiscal year 2022. Upon adoption of ASU 2016-02 and its related Updates (ASC 842, Leases), the Company recorded $0.2 million of right-of-use assets in other assets in the consolidated balance sheet and operating lease liabilities in accounts payable and accrued liabilities and lease liabilities, noncurrent in the consolidated balance sheet.

Operating lease costs for the year ended March 31, 2020 consisted of the following (in thousands):

March 31, 2020
Fixed rent cost	$94
Short term lease cost	352
Total operating lease cost	$446

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	March 31, 2020
Operating lease right-of-use assets	$127
Total operating lease right-of-use assets	127

Operating lease liability, current	$82
Operating lease liability, noncurrent	45
Total operating lease liabilities	$127

Maturities of operating lease liabilities as of March 31, 2020 were as follows (in thousands):

For Years Ending March 31,
2021	$94
2022	47
Total lease payments	141
Less: imputed interest	(14)
Present value of operating lease liabilities	$127

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

Lease and non-lease components – Non lease components were considered and determined not to be material

Short term leases

Slacker leases its San Diego premises under operating leases expiring on December 31, 2020. Rent expense for the operating lease totaled $0.3 million and $0.4 million for the years ended March 31, 2020 and 2019, respectively.

React Presents leases its Chicago, Illinois premises under an operating lease expiring October 9, 2020. Rent expense for the operating leases totaled less than $0.1 million for the period from acquisition on February 5, 2020 through March 31, 2020.

Remaining lease commitments at March 31, 2020 is $0.3 million.

Month to month arrangements

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

On May 1, 2019 the Company entered into a month to month agreement with a third party to lease certain office space in Los Angeles, California for $20 thousand per month. This agreement was subsequently amended on October 1, 2019 to $14 thousand per month with a termination date of December 31, 2019. Effective January 1, 2020, the Company was given the right to occupy approximately 5,200 square feet of office space in West Hollywood, California. The space was provided to the Company by an unrelated third party and is fully furnished. The Company compensates the landlord in cash at the rate of approximately $40 thousand per month for months that the Company occupies the space, provided, that the Company and the temporary trustee of landlord’s assets agreed that such payments shall be $22.4 thousand per month for the months of December 2019 and January 2020. The Company or the third party have the right to terminate the arrangement at any time without prior notice. Rent expense for the month to month arrangements totaled $0.6 million for the year ended March 31, 2020 and $0.5 million for the year ended March 31, 2019, respectively.

Total rent expense for operating leases classified under ASC 840 for the fiscal year ended March 31, 2019 was $1.0 million. Future minimum lease payments under noncancelable operating leases as of March 31, 2019, with initial or remaining terms of one or more years are as follows (in thousands):

Year ended March 31, 2020
Operating leases	$244

Note 13 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of March 31, 2020, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $1.8 million for the fiscal year ending March 31, 2021, $1.4 million for the fiscal year ending March 31, 2022 and $0.8 million for the fiscal year ending March 31, 2023. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of March 31, 2020, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $1.3 million for the fiscal year ending March 31, 2021, $0.6 million for the fiscal year ending March 31, 2022.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of March 31, 2020, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Employment Agreements

As of March 31, 2020, the Company has employment agreements with ten executive and senior officers that provide annual salary payments of $3.2 million in the aggregate and target bonus compensation of up to $3.2 million for the year ending March 31, 2021, salary payments of $3.1 million and target bonus compensation of up to $3.1 million for the year ending March 31, 2022 and salary payments of $1.4 million and target bonus compensation of up to $1.9 million for the year ending March 31, 2023. Furthermore, such employment agreements contain severance clauses that could require severance payments in the aggregate amount of $11.3 million (excluding the value of potential accelerated vesting of equity awards granted to such executive officers).

Legal Proceedings

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about December 31, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. As of March 31, 2020, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP (“Manatt”) served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At March 31, 2020 the promissory note has not been paid and is currently past due.

On October 11, 2018, Manatt filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff (the “Manatt DE Action”). Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. On February 19, 2019, the parties entered into a settlement agreement and agreed to release each other from all claims and damages relating to this matter, pending the repayment by the Company of the promissory note discussed above by June 30, 2019 and the sale of such shares by Manatt in compliance with such order. The parties further agreed that within three days after the later of (i) Manatt’s sale of all of their shares pursuant to the court’s order in compliance therewith, and (ii) the note repayment by such due date, Manatt would dismiss this Delaware action and the California action with prejudice. Such settlement was approved by the court on March 4, 2019. Other than the repayment of the note and accrued interest in full, no additional consideration was paid by the Company to the plaintiff related to this settlement. Pursuant to the terms of the settlement agreement, as a result of the note due to Manatt described above having not been paid as of June 30, 2019 and is currently being past due, in August, 2019, Manatt obtained a judgement in the Court of Chancery of the State of Delaware against the Company for the amount of $0.3 million, which represents principal and all accrued and unpaid interest on the note through July 5, 2019. The judgement amount will continue to accrue interest at the 6% applicable rate from July 6, 2019 through the date of the judgment’s satisfaction in full. In September 2019, Manatt obtained a related sister-state judgement in the Superior Court of California, County of Los Angeles against the Company for the same amount. In December 2019, Manatt obtained a judgement lien with the Secretary of State of California related to such California sister-state judgment.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including discovery with the trial not expected to commence, if any, until the second half of the Company’s fiscal year ending March 31, 2021. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. As of April 30, 2020, all of plaintiffs’ claims other than fraudulent inducement have been dismissed or addressed by the parties or the court, subject to plaintiffs currently appealing the dismissal of the breach of the implied covenant of good faith and fair dealing claims related to Mr. Schnaier’s employment agreement with LXL Tickets. The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to such claims. As of March 31, 2020, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

As part of our ordinary course of business, from time to time, we are involved in various disputes, claims and/or legal actions arising with certain licensors of music content which own and license rights to Slacker to certain sound recordings. On April 20, 2020, a certain licensor filed a complaint in the Superior Court of the State of California, Los Angeles County, against Slacker for non-payment of approximately $7.7 million in license payments. We have been and are continuing to negotiate with this licensor, as well as other licensors, on a payment plan and/or repayment of such amounts. Such amounts have been accrued on our consolidated balance sheet.

During each of the years ended March 31, 2020 and 2019, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0.2 million and less than $0.1 million, respectively. During the years ended March 31, 2020 and 2019, the full amounts were expensed and included in general and administrative expenses.

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

Non-Income Related Taxes

In general, the Company has not historically collected state or local sales, use or other similar taxes in any jurisdictions in which the Company does not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of its music subscription services. In addition, the Company has not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which it has a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. The Company evaluated the new requirements, and based upon its assessment determined that its sales tax exposure was not material to the financial results as of March 31, 2020.  The Company is in the process of determining how and when its collection practices will need to change in the relevant jurisdictions, including obtaining resale certificates from third party resellers of the Company’s music services, as necessary.

Note 14 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company made matching contributions of less than $0.1 million to the 401(k) Plan for the years ended March 31, 2020 and 2019.

Note 15 — Stockholders’ Deficit

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

The maximum contractual term for awards is 10 years. As of March 31, 2020, there were 2,446,270 shares of common stock available for future issuance under the 2016 Plan.

Options Grants to Employees

The Company recognized share-based compensation expense to employees of $2.5 million and $7.2 million during the years ended March 31, 2020 and 2019, respectively. The total tax benefit recognized related to this share-based compensation expense to employees was $0 for the years ended March 31, 2020 and 2019. As of March 31, 2020, unrecognized compensation costs for unvested awards to employees was $1.1 million, which is expected to be recognized over a weighted-average period of 7.8 years on an accelerated basis.

The following table provides information about our option grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2020	2019
Number of options granted	195,000	1,237,500
Weighted-average exercise price per share	$2.39	$4.63
Weighted-average grant date fair value per share	$1.14	$2.23

The grant date fair value of each of these option grants to employees was determined using the Black-Sholes-Merton option-pricing model with the following assumptions:

	Year Ended March 31,
	2020	2019
Expected volatility	47.79%-50.62%	47.43%-52.30%
Dividend yield	0.00%	0.00%
Risk-free rate	0.37%-1.88%	2.52%-2.96%
Expected term (in years)	5.50-7.00	5.10-7.00

The following table summarizes the activity of our options issued to employees during the years ended March 31, 2020 and 2019:

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding as of April 1, 2018	3,800,001	$4.10
Granted	1,237,500	4.63
Exercised	-	-
Forfeited or expired	(157,500)	5.49
Outstanding as of March 31, 2019	4,880,001	3.95
Granted	195,000	2.39
Exercised	-	-
Forfeited or expired	(671,667)	4.87
Outstanding as of March 31, 2020	4,403,334	3.74
Exercisable as of March 31, 2020	3,217,091	3.79

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2020 was 7.8 years and 7.8 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was $4.4 million and $3.2 million, respectively, at March 31, 2020.

Options Grants to Non-Employees

The Company recognized share-based compensation expense to non-employees of less than $0.1 million and $0.1 million during the years ended March 31, 2020 and 2019, respectively. The total tax benefit recognized related to this share-based compensation expense to non-employees was $0 for the years ended March 31, 2020 and 2019. As of March 31, 2020, there were no unrecognized compensation costs for unvested awards to non-employees. There were no option grants to non-employees for the last two fiscal years.

The following table summarizes the activity of our options issued to non-employees during the years ended March 31, 2020 and 2019:

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding as of April 1, 2018	101,667	$4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2019	101,667	4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	(76,667)	4.00
Outstanding as of March 31, 2020	25,000	4.00
Exercisable as of March 31, 2020	25,000	4.00

The weighted average remaining contractual term for options to non-employees outstanding as of March 31, 2020 was 7.9 years. The intrinsic value of options to non-employees outstanding and options to non-employees exercisable was $0 at March 31, 2020.

Restricted Stock Units Grants

The Company recognized share-based compensation expense to employees of $5.4 million and $2.1 million during the years ended March 31, 2020 and 2019, respectively. Compensation expense resulting from restricted stock unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. The total tax benefit recognized related to this share-based compensation expense to employees was $0 for the years ended March 31, 2020 and 2019. As of March 31, 2020, unrecognized compensation costs for unvested awards to employees was $6.7 million, which is expected to be recognized over a weighted-average period of 1.8 years on an accelerated basis.

The following table provides information about our restricted stock units grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2020	2019
Number of units granted	4,008,306	1,377,391
Weighted-average grant date fair value per share	$2.12	$4.64

The following table summarizes the activity of our restricted stock units issued to employees during the years ended March 31, 2020 and 2019:

Number of Shares
Outstanding as of April 1, 2018	-
Granted	1,337,391
Vested	-
Cancelled	-
Outstanding as of March 31, 2019	1,337,391
Granted	4,008,306
Vested	(761,583)
Cancelled	(93,409)
Outstanding as of March 31, 2020	4,530,705

Restricted Stock Awards

The Company recognized share-based compensation expense to employees of less than $0.1 million and $0 million during the years ended March 31, 2020 and 2019, respectively. Compensation expense resulting from restricted stock award grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. The total tax benefit recognized related to this share-based compensation expense to employees was $0 for the years ended March 31, 2020 and 2019. As of March 31, 2020, unrecognized compensation costs for unvested awards to employees was $0.1 million, which is expected to be recognized over a weighted-average period of 0.9 years on an accelerated basis.

The following table summarizes the activity of our restricted stock awards made to employees during the years ended March 31, 2020 and 2019:

Number of Shares
Outstanding as of March 31, 2019	-
Granted	24,675
Vested	-
Cancelled	-
Outstanding as of March 31, 2020	24,675

The weighted average grant date fair value per share of awards issued during the year ended March 31, 2019 was $4.05.

Issuance of Common Stock in the Public Offering

On July 25, 2019, in a registered direct public offering, the Company entered into securities purchase agreements with certain institutional investors pursuant to which the Company sold a total of 5,000,000 shares of the its common stock at a price per share of $2.10. The gross proceeds to the Company were $10.5 million. The net proceeds of the offering to the Company were $9.5 million, after deducting placement agent fees and other offering costs totaling $1.0 million paid by the Company.

Issuance of Restricted Shares of Common Stock to Consultants and Vendors

During the years ended March 31, 2020 and 2019, the Company issued 1,709,146 and 449,374 restricted shares of its common stock valued at $4.2 million and $2.2 million, respectively, to certain Company consultants and vendors. During the year ended March 31, 2020 and 2019, the Company recorded $3.3 million and $3.1 million, respectively, of expense related to the restricted stock issuances.

During the quarter ended September 30, 2019, Slacker entered into an amendment to an existing agreement with a certain licensor of music content (the “Music Partner”) which owns and licenses rights to Slacker to certain sound recordings. Pursuant to this amendment the Company issued the Music Partner $0.4 million in restricted shares of the Company’s common stock, at a price of approximately $4.51 per share, as full payment of certain amounts due under such agreement.

The Company evaluated this agreement and it was required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. There were no material adjustments required as a result.

Issuance of Restricted Shares of Common Stock for Services to Employees

During each of the years ended March 31, 2020 and 2019, the Company issued 0 shares of its common stock to certain employees. During the year ended March 31, 2020 and 2019, the Company recorded less than $0.1 million and $0.5 million, respectively, of expense related to the previous stock issuances. As of March 31, 2020, there was no remaining unrecognized compensation cost.

Additional details of the Company’s issuances of its restricted common stock to employees during the years ended March 31, 2020 and 2019 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested as of March 31, 2018	187,500	$5.01
Granted	-	-
Vested	(172,222)	5.01
Forfeited or expired	-
Non-vested as of March 31, 2019	15,278	5.01
Granted	-
Vested	(15,278)	5.01
Forfeited or expired	-	-
Non-vested as of March 31, 2020	-	-

Warrants

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, April 1, 2018	167,363	$4.01	2.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2019	167,363	4.01	1.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2020	167,363	4.01	0.94
Exercisable, March 31, 2020	167,363	4.01	0.94

At March 31, 2020, the intrinsic value of warrants outstanding and exercisable was $0.2 million.

Authorized Common Stock and Creation of Preferred Stock

The Company has the authority to issue up to 501,000,000 shares, consisting of 500,000,000 shares of the Company’s common stock and 1,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “preferred stock”).

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

Note 16 — Income Tax Provision

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and does not anticipate the associated impacts, if any, will have a material effect on its financial position.

The Company’s income tax provision can be affected by many factors, including the overall level of pre-tax income, the mix of pre-tax income generated across the various jurisdictions in which the Company operates, changes in tax laws and regulations in those jurisdictions, changes in valuation allowances on its deferred tax assets, tax planning strategies available to the Company, and other discrete items.

The components of pretax loss and income tax (benefit) expense are as follows (in thousands):

	Year Ended March 31,
	2020	2019
Loss before income taxes:
Domestic	$(39,119)	$(37,544)
Foreign	-	-
Total loss before income taxes	$(39,119)	$(37,544)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	18	7
Foreign	-	-
Total Current	18	7

Deferred:
U.S. Federal	(96)	-
State	(114)	211
Foreign	-	-
Total Deferred	(210)	211
Total provision for income taxes	$(192)	$218

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2020	2019

Income taxes computed at Federal statutory rate	$(8,214)	$(7,884)
State tax — net of federal benefit	(839)	(1,555)
State minimum taxes	18	7
Change in tax rates	926	-
Change in valuation allowance	5,959	8,987
Permanent differences	1,958	663
Total provision for income taxes	$(192)	$218

At March 31, 2020, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $89.0 million and $72.7 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2024. Of the $89.0 million of federal net operating loss carryforwards, $50.6 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”), the remaining $38.4 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2015 and forward are subject to examination by the federal tax authorities and tax years for 2014 and forward are subject to examination by California tax authorities due to the carryforward of unutilized net operating losses.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2020 and 2019, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and liabilities are as follows as of (in thousands):

	Year Ended March 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$20,370	$18,005
Property and equipment	190	135
Accruals and reserves	716	796
Stock compensation	4,845	3,154
163 (j) interest expense carryforwards	378	-
Charitable contribution carryforward	7	-
Capital loss carryforward	509	556
Gross deferred tax assets	27,015	22,646

Deferred tax liabilities:
Intangible assets	(5,032)	(6,832)
Net deferred tax assets	21,983	15,814
Valuation allowance	(22,091)	(16,025)
Net deferred tax liability	$(108)	$(211)

As the ultimate realization of the potential benefits of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying Consolidated Statements of Operations to offset its pre-tax losses. The valuation allowance is $22.1 million and $16.0 million for the years ended March 31, 2020 and 2019, respectively.

Note 17 — Business Segment and Geographic Reporting

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $23.1 million and $13.7 million for the years ended March 31, 2020 and 2019. As a result of COVID-19 pandemic, the Company’s largest customer experienced a government ordered halt to its production in part of the quarter ended March 31, 2020 and early quarter ended June 30, 2020 related to COVID-19, but resumed its production as of the date of this Annual Report which temporary halt will in turn slow subscriber growth in the first quarter of 2021 and potentially beyond.

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

Note 18 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$524	$-	$-	$524
Bifurcated embedded derivative on unsecured convertible note payable	$141	$-	$-	$141

	March 31, 2019
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$586	$-	$-	$586

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

Amount
Balance as of April 1, 2018	$-
Additions - unsecured convertible note payable	263
Total fair value adjustments reported in earnings	323
Balance as of March 31, 2019	586
Additions - unsecured convertible note payable	65
Total fair value adjustments reported in earnings	14
Balance as of March 31, 2020	$665

Bifurcated embedded derivative on senior secured convertible debentures

At March 31, 2020, the Company performed a fair value analysis using a risk neutral model on the default event derivative instrument using the following significant unobservable input: Market yield: 27.4%. Significant increases or decreases in the market yield in isolation would result in a significantly lower or higher fair value measurement. The Company determined that as of the assessment date, the fair value is $0.5 million. The change in fair value of less than $0.1 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the year ended March 31, 2020.

At March 31, 2019, the Company performed a fair value analysis using a risk neutral model on the default event derivative instrument using the following significant unobservable input: Market yield: 16.8%. Significant increases or decreases in the market yield in isolation would result in a significantly lower or higher fair value measurement. The Company determined that as of the assessment date, the fair value was $0.6 million. The change in fair value of $0.3 million was recorded in other income (expense) on the Company’s consolidated statements of operations at March 31, 2019.

Bifurcated embedded derivative on unsecured convertible note payable

At March 31, 2020, the Company performed a fair value analysis using a binomial lattice calculation on the derivative instruments using the following significant unobservable input Market yield: 43.9%. Significant increases or decreases in the market yield in isolation would result in a significantly lower or higher fair value measurement. The Company determined that as of the assessment date, the fair value is $0.1 million. The change in fair value of less than $0.1 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the year ended March 31, 2020.

The Company did not elect the fair value measurement option for the following financial assets and liabilities. The fair values of certain financial instruments and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	March 31, 2020
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,702	$5,702	$-	$-
Restricted cash	6,735	6,735	-	-
Liabilities:
Note payable	331	-	-	331
Senior secured convertible debentures, net	8,701	-	-	9,254
Unsecured convertible notes payable related party, net	5,114	-	-	4,451
Unsecured convertible note payable	1,539	-	-	1,338

	March 31, 2019
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$13,704	$13,704	$-	$-
Restricted cash	235	235	-	-
Liabilities:
Note payable	312	-	-	312
Senior secured convertible debentures, net	11,809	-	-	13,737
Unsecured convertible notes payable, net	4,741	-	-	8,844

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2020 and 2019. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at March 31, 2020 and 2019.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value. The Company’s debentures and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions detailed below. The debentures and unsecured convertible notes are valued using a binomial lattice model and a yield model with a Black-Scholes-Merton option pricing model, respectively.

The fair value of each of the debentures and unsecured convertible notes were determined using the following significant unobservable inputs:

	Year Ended March 31,
	2020	2019
Senior secured convertible debentures, net (binomial lattice model):
Market yield	27.4%	16.8%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	41.6%	23.2%

Unsecured convertible note payable (yield model with a Black-Scholes-Merton option pricing model):
Market yield	43.9%	-

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

Note 19 — Subsequent Events

On April 13, 2020, the Company received the proceeds from a loan in the amount of less than $2.0 million, pursuant to the Paycheck Protection Program of the CARES Act. The loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Commencing in November 2020, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by the maturity date the principal amount outstanding on the loan as of such date. The loan is evidenced by a promissory note, dated as of April 13, 2020 which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. All or a portion of the loan may be forgiven by the U.S. Small Business Administration (the “SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. In the event the loan, or any portion thereof, is forgiven pursuant to the Paycheck Protection Program, the amount forgiven is applied to outstanding principal. While the Company intends to apply for the forgiveness of the loan, there is no assurance that the Company will obtain forgiveness of the loan in whole or in part. The Company intends to use the proceeds from the loan for qualifying expenses.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

On May 7, 2020, the Company entered into a binding Stock Purchase Agreement with Courtside Group, Inc. (d/b/a PodcastOne), a Delaware corporation, to acquire 100% of the issued and outstanding equity interests of PodcastOne in exchange for the issuance of 5,454,545 shares of the Company’s common stock subject to customary and other closing conditions.  The acquisition of PodcastOne is expected to close in July 2020.

In June 2020, the Company entered into a new two-year license agreement with a certain music partner which owns and license rights to Slacker to certain sound recordings. Pursuant to this agreement, the Company agreed to certain minimum yearly guarantee payments and issued 264,000 shares of its common stock to such music partner in consideration of all payments due to the music partner prior the date of the agreement.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of one material weakness in internal control over financial reporting, described in Management’s Annual Report on Internal Control Over Financial Reporting below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2020, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2020 due to a material weakness that existed in our internal controls. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of March 31, 2020, the following material weakness existed as of that date: ineffective operation of financial reporting controls, specifically around the classification of current and noncurrent liabilities that resulted in a post year end adjustment.

Notwithstanding the material weakness discussed above, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Our management, with oversight of the Audit Committee of our Board of Directors has identified and begun to implement several steps to remediate the material weakness described in this Item 9A and to enhance our overall control environment. During our fiscal year ending March 31, 2021, our management is committed to remediating such material weakness through continuing training and hiring of personnel, improving the timeliness of our accounting close process, and continuing to enhance our financial review controls. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until this weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Because we are a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Fiscal 2019 Form 10-K Material Weaknesses Remediated

Based on management’s assessment of our internal control over financial reporting discussed above, management concluded that certain material weaknesses identified in fiscal 2019 and reported in our Annual Report on Form 10-K for the year ended March 31, 2019, were remediated. The prior year material weaknesses that were remediated in fiscal 2020 included:

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

This was achieved through the culmination of various efforts, execution of management’s remediation plan, and improvements made throughout the year, as summarized below. Management validated its conclusion that these items were properly remediated through its evaluation and testing, which was completed as of March 31, 2020.

Management, with oversight of our Audit Committee of our Board of Directors, completed numerous remediation actions and made improvements to its control environment and processes throughout fiscal 2020. The remediation actions to address the reported material weaknesses in fiscal 2019 included, but were not limited to, the following:

●	Used reputable third-party experts to assist in the preparation of our (i) valuation of 2020 debt transactions; and (ii) valuation of business combination purchase price allocations;

●	Established review procedures over valuation reports and key underlying assumptions;

●	Established enhanced controls over technical accounting memorandum reviews;

●	Identified key reports used in operation of the revenue and royalty cycle control activities and introduced periodic baseline testing to validate the completeness and accuracy of the key reports; and

●	Established monitoring review controls over revenue and royalties that are designed to detect and investigate variances or unexpected trends and relationships with key drivers at a sufficient level of precision.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during fourth quarter of the fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2020, we entered into a new two-year license agreement with a certain Music Partner which owns and license rights to Slacker to certain sound recordings. Pursuant to this agreement, we agreed to certain minimum yearly guarantee payments and issued 264,000 shares of our common stock to such Music Partner in consideration of all payments due to the Music Partner prior the date of the agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders (our “2020 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of LiveXLive Media, Inc. included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2020 and 2019

●	Consolidated Statements of Operations for the years ended March 31, 2020 and 2019

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the years ended March 31, 2020 and 2019

●	Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
4.2	Form of Amendment to 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021, dated February 11, 2019 (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
4.3*	Convertible Promissory Note, dated as of February 5, 2020, between React Presents, LLC and LiveStyle NA Live Holdings, Inc.
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).

10.5†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.7†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.8†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.9†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.10†	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).
10.11†	Amendment No. 3 to Employment Agreement, dated as of March 31, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.12†	Amendment No. 4 to Employment Agreement, dated as of April 16, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.13†	Amendment No. 5 to Amended and Restated Employment Agreement, dated as of December 20, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2019).
10.14†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.15†	Amendment No. 1 to Employment Agreement, dated as of March 31, 2019, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.16†	Amendment No. 2 to Employment Agreement, dated as of April 16, 2020 and effective as of April 1, 2020, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
10.17	Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.18	Subsidiary Guarantee, dated as of June 29, 2018, made by each of the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.19	Security Agreement, dated as of June 29, 2018, among the Company, the Guarantors and JGB Collateral LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.20	Amendment Agreement, dated as of February 11, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.21	Amendment Agreement, dated as of July 25, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, as amended on February 11, 2019, among the Company and JGB Capital Partners, LP, JGB Capital, LP, JGB (Cayman) Finlaggan Ltd and JGB Collateral LLC (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019).

10.22	Amendment Agreement, dated as of January 31, 2020, to the Securities Purchase Agreement, dated as of June 29, 2018, as amended on February 11, 2019 and January 31, 2020, among the Company and JGB Capital Partners, LP, JGB Capital, LP, JGB (Cayman) Finlaggan Ltd and JGB Collateral LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2020).
10.23	Form of Securities Purchase Agreement, dated as of July 25, 2019, between the Company and certain investors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2019).
10.24†£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.25†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.26	Amendment, dated as of September 20, 2019, to the Interactive Radio Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.27£	Amendment, dated as of September 27, 2019, to the Amended and Restated Interactive Radio and Music Services Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.28*	Membership Interest Purchase Agreement, dated as of February 5, 2020, among the Company, LiveXLive Events, LLC and LiveStyle NA Live Holdings, Inc.
10.29	Promissory Note, dated as of April 13, 2020, between the Company and MidFirst Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
10.30	Stock Purchase Agreement, dated as of May 7, 2020, by and among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
21.1*	List of subsidiaries of the Company
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: June 26, 2020	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 26, 2020	By:	/s/ Michael Zemetra
	Name:	Michael Zemetra
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer, Chairman and	June 26, 2020
Robert S. Ellin	Director

/s/ Jay Krigsman	Director	June 26, 2020
Jay Krigsman

/s/ Craig Foster	Director	June 26, 2020
Craig Foster

/s/ Tim Spengler	Director	June 26, 2020
Tim Spengler

/s/ Jerome N. Gold	Director	June 26, 2020
Jerome Gold

/s/ Ramin Arani	Director	June 26, 2020
Ramin Arani

/s/ Patrick Wachsberger	Director	June 26, 2020
Patrick Wachsberger

/s/ Kenneth Solomon	Director	June 26, 2020
Kenneth Solomon

/s/ Bridget Baker	Director	June 26, 2020
Bridget Baker