Form 10-Q
period 2020-06-30
LiveXLive Media, Inc.
filed 2020-08-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 7, 2020, there were 69,422,552 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

i

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveXLive Media, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2020	2020
Assets
Current Assets
Cash and cash equivalents	$10,391	$5,702
Restricted cash	6,735	6,735
Accounts receivable, net	3,745	3,889
Prepaid expense and other assets	1,594	1,396
Total Current Assets	22,465	17,722
Property and equipment, net	3,436	3,397
Goodwill	9,672	9,672
Intangible assets, net	21,947	23,198
Other assets	107	127
Total Assets	$57,627	$54,116

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$36,975	$30,723
Accrued royalties	13,348	13,071
Current portion of notes payable	1,227	331
Deferred revenue	1,111	949
Current portion of unsecured convertible notes, net	5,206	-
Current portion of senior secured convertible debentures, net	7,969	2,720
Total Current Liabilities	65,836	47,794
Lease liabilities, noncurrent	23	45
Senior secured convertible debentures, net	-	6,505
Notes payable, net	1,257	-
Unsecured convertible notes, net	1,719	6,794
Deferred income taxes	108	108
Total Liabilities	68,943	61,246

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 59,575,491 and 58,984,382 shares issued and outstanding, respectively	59	59
Additional paid in capital	124,278	120,932
Accumulated deficit	(135,653)	(128,121)
Total stockholders’ deficit	(11,316)	(7,130)
Total Liabilities and Stockholders’ Deficit	$57,627	$54,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2020	2019

Revenue:	$10,507	$9,498

Operating expenses:
Cost of sales	7,661	9,013
Sales and marketing	1,346	1,711
Product development	2,086	2,423
General and administrative	3,985	4,825
Amortization of intangible assets	1,251	1,788
Total operating expenses	16,329	19,760
Loss from operations	(5,822)	(10,262)

Other income (expense):
Interest expense, net	(2,078)	(870)
Other income	370	166
Total other expense	(1,708)	(704)

Loss before provision for income taxes	(7,530)	(10,966)

Provision for income taxes	2	-
Net loss	$(7,532)	$(10,966)

Net loss per share – basic and diluted	$(0.13)	$(0.21)
Weighted average common shares – basic and diluted	59,166,271	52,319,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	58,984,382	$59	$120,932	$(128,121)	$(7,130)
Shares issued to consultants and vendors	559,857	-	1,497	-	1,497
Stock-based compensation	-	-	1,849	-	1,849
Vested employee restricted stock units	31,252	-	-	-	-
Net loss	-	-	-	(7,532)	(7,532)
Balance as of June 30, 2020	59,575,491	$59	$124,278	$(135,653)	$(11,316)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2019	52,275,236	$52	$98,605	$(89,194)	$9,463
Shares issued for services to consultants	102,897	-	768	-	768
Stock-based compensation	-	-	2,531	-	2,531
Net loss	-	-	-	(10,966)	(10,966)
Balance as of June 30, 2019	52,378,133	$52	$101,904	$(100,160)	$1,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(7,532)	$(10,966)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,974	2,172
Common stock issued to consultants	1,780	746
Stock-based compensation	1,792	2,391
Amortization of debt discount	390	143
Change in fair value of bifurcated embedded derivatives	(371)	(140)
Changes in operating assets and liabilities:
Accounts receivable	144	122
Prepaid expenses and other current assets	(189)	(198)
Deferred revenue	162	(17)
Accounts payable and accrued liabilities	6,262	3,220
Net cash provided by (used in) operating activities	4,412	(2,527)
Cash Flows from Investing Activities:
Purchases of property and equipment	(705)	(498)
Net cash used in investing activities	(705)	(498)
Cash Flows from Financing Activities:
Repayment of senior secured convertible debentures	(1,161)	(664)
Proceeds from notes payable	2,143	-
Net cash provided by (used in) financing activities	982	(664)
Net change in cash, cash equivalents and restricted cash	4,689	(3,689)

Cash, cash equivalents and restricted cash, beginning of period	12,437	13,939
Cash, cash equivalents and restricted cash, end of period	$17,126	$10,250

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$406	$441
Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally-developed software	$58	$140
Common stock issued upon settlement of accounts payable	$734	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2020 and 2019

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in West Hollywood, California. The Company is a global platform for livestream and on-demand audio, video and podcast content in music, comedy and pop culture.

On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company acquired 100% of the issued and outstanding equity interests of PodcastOne in exchange for the issuance of 5,363,636 shares of the Company’s common stock.

Basis of Presentation

The presented financial information includes the financial information and activities of React Presents for the three month ended June 30, 2020 (91 days) and June 30, 2019 (0 days).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2020, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended June 30, 2020. The results for the three months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2021 (“fiscal 2021”). The condensed consolidated balance sheet as of March 31, 2020 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “2020 Form 10-K”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2020 Form 10-K.

Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $17.1 million as of June 30, 2020). As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, and incurred a net loss of $7.5 million during the quarter ended June 30, 2020 and had a working capital deficiency of $43.4 million as of June 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate its business. In July 2020, the Company (i) sold 1,820,000 shares of its common stock to a current institutional investor and another investor for gross proceeds of $7.5 million, (ii) issued 2,415,459 shares of its common stock to satisfy a $10.0 million vendor payment obligation and (iii) provided notice to its senior secured debenture creditors of its intent to repay its loan in full by August 31, 2020. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. The Company may also have to consider reducing certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that the Company’s attempts at any or all of these endeavors will be successful.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services, and may negatively impact its ability to retain key personnel.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions are included in the Company’s condensed consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the Company’s previously issued financial statements have been reclassified to conform to the current year presentation.

Note 2 — Summary of Significant Accounting Policies

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact is expected to become more adverse and to continue throughout at least the first half of the fiscal year ending March 31, 2021, and possibly longer. The Company’s event and programmatic advertising revenues were directly impacted in the first quarter of 2021 with all on-premise in-person live music festivals and events postponed and mixed demand from historical programmatic advertising partners. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which in turn could adversely impact the Company’s near-term subscriber growth in 2021. During the quarter ended June 30, 2020, the Company enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program loan (see Note 7 - Notes Payable) and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with the United States of America (“US”) generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt and debenture instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. Given the overall uncertainty surrounding the COVID-19 pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long-lived assets that are depreciated or amortized.

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

Sponsorship Revenue

Sponsorship revenue primarily consists of sales of sponsorship programs that provide sponsors with opportunities to reach our customers. Sponsorship revenue is recognized when the Company satisfies its performance obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, over the term of the agreement, which is typically as the event airs. Any sponsorship fees collected in advance of the contract term (typically an event) are deferred until the event airs. The Company reports sponsorship revenue on a gross basis as the Company acts as the principal in the underlying transactions.

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

Revenue from the Company’s ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets, including both online pay-per-view (“PPV”) ticket sales as well as tickets physically purchased through a ticket sale vendor. For primary tickets sold to the Company’s PPV and festival events the revenue for the associated ticket charges collected in advance of the event is recorded as deferred revenue until the event occurs.

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of June 30, 2020 and 2019, the Company accrued $12.6 million and $10.2 million of royalties, respectively, due to artists from use of Slacker’s radio services.

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

At June 30, 2020 and 2019, the Company had 167,363 warrants outstanding, 4,383,334 and 5,031,668 options outstanding, respectively, 5,685,697 and 1,613,814 restricted stock units outstanding, respectively, 0 restricted stock awards outstanding and 3,995,241 and 2,949,425 shares of common stock issuable, respectively, underlying the Company’s convertible notes and convertible debentures.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the three months ended June 30, 2020 and 2019 (in thousands):

	2020	2019
Cash and cash equivalents	$10,391	$10,015
Restricted cash	6,735	235
Total cash and cash equivalents and restricted cash	$17,126	$10,250

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by cash for periods of less than one year, as well as an account control agreement associated with the Company’s senior secured convertible debentures whereby the Company is required to have a minimum cash on hand of $6.5 million. As of each of June 30, 2020 and March 31, 2020, the Company had restricted cash of $6.7 million.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations. There were no impairment losses recorded on receivables for the three months ended June 30, 2020 and 2019.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At June 30, 2020, the Company had two customers that made up 22% and 61% of the total gross accounts receivable balance. At March 31, 2020, the Company had two customers that made up 22% and 57% of the total gross accounts receivable balance.

The Company’s accounts receivable at June 30, 2020 and March 31, 2020 is as follows (in thousands):

	June 30,	March 31,
	2020	2020
Accounts receivable, gross	$3,755	$4,109
Less: Allowance for doubtful accounts	(10)	(220)
Accounts receivable, net	$3,745	$3,889

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

Capitalized internal-use software costs are amortized on a straight-line basis over their two- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the three months ended June 30, 2020 and 2019, the Company capitalized $0.8 million and $0.7 million of internal use software, respectively.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. In the Company’s assessment for potential impairment the Company identified triggering events due to the events resulting from the global COVID-19 pandemic. No impairment losses have been recorded in the three months ended June 30, 2020 and 2019. The Company’s reporting unit is the same as its operating segment and reporting segment as described in Note 15 - Business Segment and Geographic Reporting.

Intangible Assets with Indefinite Useful Lives

The Company’s indefinite-lived intangible assets consist of trademarks and trade names. The Company evaluates indefinite-lived intangible assets for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. In our assessment for potential impairment as of June 30, 2020, we identified triggering events due to the events resulting from the global COVID-19 pandemic which caused the temporary halting of car production of our OEM partner as well as overall advertising spend decrease from our advertising partners. No impairment losses have been recorded in the three months ended June 30, 2020 and 2019. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may impair the Company’s asset values, including intangible assets.

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

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the three months ended June 30, 2020 and 2019.

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

Adoption of New Accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-15. Intangibles - Goodwill and Other – Internal-Use Software, related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or capitalized based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for capitalization, they must be amortized over the term of the hosting arrangement and assessed for impairment. Companies must disclose the nature of any hosted cloud computing service arrangements. This ASU also provides guidance for balance sheet and income statement presentation of capitalized implementation costs and statement of cash flows presentation for the related payments. This ASU was effective beginning in the first quarter of our fiscal year 2021. The Company prospectively adopted this guidance in the first quarter of 2021. The adoption of this standard did not have, and is not expected to have, a material impact to the condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18 which clarified the interaction between Topic 808 and Topic 606, which makes targeted improvements for collaborative arrangements as follows: a) clarifies that certain transactions between collaborative arrangement participants are within the scope of ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. b) adds unit-of-account (i.e., distinct good or service) guidance to ASC 808 to align with the guidance in ASC 606 to determine whether the collaborative arrangement, or a part of the arrangement, is within the scope of ASC 606. And c) specifies that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, if the collaborative arrangement participant is not a customer, an entity is precluded from presenting the transaction together with revenue recognized under ASC 606. The ASU was effective for public business entities for fiscal years ending after December 15, 2019. For all other entities, the ASU was effective for annual reporting periods ending after December 15, 2020. The Company adopted this guidance in the first quarter of 2021. The adoption of this standard did not have, and is not expected to have, a material impact to the condensed consolidated financial statements.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Revenue
Subscription services	$8,870	$8,565
Advertising, licensing and sponsorship	1,426	933
Ticket/Event	211	-
Total Revenue	$10,507	$9,498

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

The following table summarizes the significant changes in contract liabilities balances during the three months ended June 30, 2020 (in thousands):

Contract Liabilities
Balance as of March 31, 2020	$949
Revenue recognized that was included in the contract liability at beginning of period	(689)
Increase due to cash received, excluding amounts recognized as revenue during the period	851
Balance as of June 30, 2020	$1,111

Note 4 — Property and Equipment

The Company’s property and equipment at June 30, 2020 and March 31, 2020 was as follows (in thousands):

	June 30,	March 31,
	2020	2020
Property and equipment, net
Production equipment	$54	$54
Computer, machinery, and software equipment	670	707
Furniture and fixtures	41	41
Leasehold improvements	41	41
Capitalized internally developed software	6,415	5,617
Total property and equipment	7,221	6,460
Less accumulated depreciation and amortization	(3,785)	(3,063)
Total property and equipment, net	$3,436	$3,397

Depreciation expense was $0.7 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.

Note 5 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2020 (in thousands):

Goodwill
Balance as of March 31, 2020	$9,672
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2020	$9,672

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the three months ended June 30, 2020 (in thousands):

Tradenames
Balance as of March 31, 2020	$4,637
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2020	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2020 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$9,638	$9,642
Intellectual property (patents)	5,366	894	4,472
Customer relationships	6,570	5,259	1,311
Domain names	29	14	15
Brand names	1,500	43	1,457
Non-compete agreement	250	35	215
Fan database	230	32	198
Total	$33,225	$15,915	$17,310

The Company’s finite-lived intangible assets were as follows as of March 31, 2020 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$8,674	$10,606
Intellectual property (patents)	5,366	805	4,561
Customer relationships	6,570	5,128	1,442
Domain names	29	13	16
Brand names	1,500	17	1,483
Non-compete agreement	250	14	236
Fan database	230	13	217
Total	$33,225	$14,664	$18,561

The Company’s amortization expense on its finite-lived intangible assets was $1.3 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2021 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2021 (remaining nine months)	$3,756
2022	5,008
2023	3,885
2024	461
2025	461
Thereafter	3,739
$17,310

Note 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2020 and March 31, 2020 were as follows (in thousands):

	June 30,	March 31,
	2020	2020
Accounts payable	$31,980	$26,703
Accrued liabilities	4,911	3,938
Lease liabilities, current	84	82
	$36,975	$30,723

Note 7 — Notes Payable

	June 30,	March 31,
	2020	2020
Senior promissory note	$336	$331
PPP loan	1,998	-
SBA loan	150	-
	2,484	331
Less: Current portion of Notes payable	(1,227)	(331)
Notes payable	$1,257	$-

On December 31, 2014, the Company converted accounts payable into a Senior Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. In February 2018, the Note holder filed a claim for collection of the Note (see Note 13 – Commitments and Contingencies). In February 2019, as part of a settlement agreement, the parties agreed to the repayment of the Note on or before June 30, 2019. The Note has not been extended and is currently past due. In addition, the holder of the Note obtained a judgement against the Company for nonpayment of the Note in the State of Delaware in August 2019 and a judgement lien against the Company in the State of California in the third fiscal quarter ended December 31, 2019. As of June 30, 2020, and March 31, 2020, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively.

On April 13, 2020, the Company received the proceeds from a loan in the amount of less than $2.0 million, pursuant to the Paycheck Protection Program of the CARES Act (“PPP”). The loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Commencing in November 2020, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by the maturity date the principal amount outstanding on the loan as of such date. The loan is evidenced by a promissory note, dated as of April 13, 2020 which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. All or a portion of the loan may be forgiven by the U.S. Small Business Administration (the “SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. In the event the loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. While the Company intends to apply for the forgiveness of the loan, there is no assurance that the Company will obtain forgiveness of the loan in whole or in part. The Company intends to use the proceeds from the loan for qualifying expenses.

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

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the SBA. Installment payments, including principle and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum.

Note 8 — Senior Secured Convertible Debentures

	June 30,	March 31,
	2020	2020
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$8,956	$10,118
Accrued interest	-	101
Fair Value of Embedded Derivatives	220	524
Less: Discount	(1,207)	(1,518)
Net	7,969	9,225
Less: Senior Secured Convertible Debentures, current	(7,969)	(2,720)
Senior Secured Convertible Debentures, long-term	$-	$6,505

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

For the quarter ended June 30, 2019, the Company entered into an amendment agreement with its senior lender (“Q1 2020 Waiver”) allowing for, amongst other things, the lenders to have access to the Company’s daily cash balances, provided for a cash payment of $150,000, and required the Company to close an equity financing that was completed in July 2019. The Company evaluated the amendment and the modification was not required to be accounted for as an extinguishment as the instruments are not considered substantially different under ASC 470-50, Debt – Modifications and Extinguishment.

For the quarter ended December 31, 2019 the Company entered into an amendment agreement with its senior lender (“Q3 2020 Waiver”) to waive a covenant breach, and in exchange for the Q3 2020 Waiver, JGB received (i) 400,000 free trading shares of the Company’s common stock via a Section 3(a)(9) exchange of $10,000 worth of JGB’s debentures originally issued on June 28, 2018, (ii) a reduction in the convertible price from $10.00 per share to $5.00 per share, (iii) an incremental $1.0 million in aggregate principle Debenture payments equally over six months beginning in February 2020 and (d) $6.5 million of cash deposited into a locked bank account (to be released when and if debt is fully paid down). The Company evaluated the amendment and the modification was not required to be accounted for as an extinguishment as the instruments are not considered substantially different under ASC 470-50, Debt – Modifications and Extinguishment. As a result of the modification, the fair value of the shares issued and change in conversion price was recorded as an additional debt discount of $0.6 million and $0.1 million, respectively, with a corresponding increase to additional paid in capital.

The outstanding principal balance of the Debentures at June 30, 2020 was $9.0 million, which included $0 of accrued interest, and at March 31, 2020 was $10.2 million, which included $0.1 million of accrued interest.

The Debentures contain customary affirmative and restrictive covenants and representations and warranties, including limitations on indebtedness, liens, investments, dispositions of assets, organizational document amendments, issuance of disqualified stock, change of control transactions, stock repurchases, indebtedness repayments, dividends, the creation of subsidiaries, affiliate transactions, deposit accounts and certain other matters. The Company must also maintain a specified minimum cash balance, meet certain financial targets, and maintain minimum amounts of liquidity. As of June 30, 2020 and March 31, 2020, the Company was in compliance with these financial covenants.

The Company has evaluated the Debentures and has identified two derivative instruments which are bifurcated from the underlying Debentures relating to provisions around an event of default and mandatory prepayments upon divestitures exceeding certain thresholds.

At June 30, 2020, the Company performed a fair value analysis using a risk neutral model on the default event derivative instrument using the following assumptions: Coupon Rate: 12.75%, Term: 1.00 years, Volatility: 114.6%, Market Rate: 21.9% and Probability of Default: 41.23%. The Company determined that as of the assessment date, the fair value is $0.2 million. The change in fair value of $0.3 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the three months ended June 30, 2020.

At March 31, 2020, the Company performed a fair value analysis using a risk neutral model on the default event derivative instrument using the following assumptions: Coupon Rate: 12.75%, Term: 1.25 years, Volatility: 101.4%, Market Rate: 27.4% and Probability of Default: 51.31%. The Company determined that as of the assessment date, the fair value was $0.5 million. The change in fair value of less than $0.1 million was recorded in other income (expense) on the Company’s consolidated statements of operations for the year ended March 31, 2020.

As of the date of this Quarterly Report, the Debentures holders have sent monthly redemption notices for December 2018 through June 2020 (inclusive). The Company has repaid $0.3 million of principal in January 2019 and $0.2 million of principal in each month in February 2019 through January 2020 (inclusive) and $0.4 million in February 2020 through June 2020 (inclusive).

On July 31, 2020, the Company provided a redemption notice to its senior lender of its intent to pay off the senior secured debentures in full by August 31, 2020.

Note 9 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at June 30, 2020 and March 31, 2020 were as follows (in thousands):

	June 30,	March 31,
	2020	2020
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2021	$4,187	$4,120
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2021	1,052	1,035
Less: Discount	(33)	(41)
Net	5,206	5,114

Unsecured Convertible Promissory Note	$2,000	$2,000
Accrued Interest	64	24
Less: Discount	(419)	(485)
Fair Value of Embedded Derivatives	74	141
Net	1,719	1,680
Unsecured Convertible Notes, Net	6,925	6,794
Less: Unsecured Convertible Notes, Current	(5,206)	-
Unsecured Convertible Notes, Net, Long-term	$1,719	$6,794

Total principal maturities of the Company’s long-term borrowings, including the senior secured convertible debentures, unsecured convertible notes, and notes payable are $0.9 million for the year ending March 31, 2021 (remaining nine months) and $16.9 million for the year ending March 31, 2022. For the year ending March 31, 2023 and thereafter, the Company’s principal maturities are less than $0.1 million per year consisting of obligations to repay the PPP and SBA loans.

Unsecured Convertible Notes – Related Party

As of June 30, 2020 and March 31, 2020, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). At June 30, 2020, the balance due of $4.2 million, which included $0.6 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2020, the balance due of $4.1 million, which included $0.5 million of accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). For the three months ended June 30, 2020, the Company amortized less than $0.1 million of discount to interest expense, and the unamortized discount as of June 30, 2020 was less than $0.1 million. As of June 30, 2020, $0.1 million of accrued interest was added to the principal balance.

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

On March 31, 2019, the Company entered into a further Amendment of Notes Agreement (the “Second Amendment Agreement”) with Trinad Capital in which the maturity dates of all of the Trinad Notes were all extended to May 31, 2021. The Company evaluated the Second Amendment Agreement and the modification was required to be accounted for as Troubled Debt Restructuring under ASC 470-50, Debt – Modifications and Extinguishment as it had been determined that there was substantial doubt about the Company’s ability to continue as a going concern and Trinad Capital granted the Company a concession, as the effective interest rate of the amended Note is less than that of the original Trinad Notes.

The Company may not redeem the any of the Trinad Notes prior to May 31, 2021 without Trinad Capital’s consent.

Unsecured Convertible Promissory Note

On February 5, 2020, React Presents issued a two-year $2.0 million Convertible Promissory Note (the “Note”), bearing annual interest at 8%. The purpose of the Note was to fund the acquisition of React Presents. All unpaid and outstanding principal and any unpaid and accrued interest are due on February 5, 2022. The Note is convertible by the holder at any time prior to maturity in part or in whole with the unpaid interest and principal convertible at a conversion price equal to $4.50 per share of the Company’s common stock, subject to certain protective adjustments. The Note may be prepaid in whole or in part in cash without penalty at any time prior to maturity. Any such prepayment will be applied to accrued interest first and then the principal.

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

At June 30, 2020, the Company performed a fair value analysis using a binomial lattice calculation on the derivative instruments using the following assumptions: Coupon Rate: 8.0%, Term: 1.60 years, Volatility: 99.7%, Market Rate: 34.9% and Probability of Default: 41.23%. The Company determined that as of the assessment date, the fair value is $0.1 million. The change in fair value of less than $0.1 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the three months ended June 30, 2020.

Note 10 — Related Party Transactions

As of June 30, 2020 and March 31, 2020, the amount due to related parties was $0 and $0 in the aggregate, respectively, payable to Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. This amount was provided to the Company for working capital as needed and is unsecured, noninterest bearing advance with no formal terms of repayment.

As of June 30, 2020 and March 31, 2020, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 10 – Unsecured Convertible Notes.

Note 11 — Leases

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

Short term leases

Slacker leases its San Diego premises under operating leases expiring on December 31, 2020. Rent expense for the operating lease totaled $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively.

React Presents leases its Chicago, Illinois premises under an operating lease expiring October 9, 2020. Rent expense for the operating leases totaled less than $0.1 million for the three month period ending June 30, 2020.

Remaining lease commitments at June 30, 2020 is $0.2 million.

Operating lease costs for the three months ended June 30, 2020 consisted of the following (in thousands):

June 30, 2020
Fixed rent cost	23
Short term lease cost	88
Total operating lease cost	$111

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	June 30, 2020
Operating lease right-of-use assets	$107
Total operating lease right-of-use assets	107

Operating lease liability, current	$84
Operating lease liability, noncurrent	23
Total operating lease liabilities	$107

Maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

For Years Ending March 31,
2021 (remaining nine months)	$70
2022	47
Total lease payments	117
Less: imputed interest	(10)
Present value of operating lease liabilities	$107

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

On May 1, 2019 the Company entered into a month to month agreement with a third party to lease certain office space in Los Angeles, California for $20 thousand per month. This agreement was subsequently amended on October 1, 2019 to $14 thousand per month with a termination date of December 31, 2019. Effective January 1, 2020, the Company was given the right to occupy approximately 5,200 square feet of office space in West Hollywood, California. The space was provided to the Company by an unrelated third party and is fully furnished. The Company compensates the landlord in cash at the rate of approximately $40 thousand per month for months that the Company occupies the space, provided, that the Company and the temporary trustee of landlord’s assets agreed that such payments shall be $22.4 thousand per month for the months of December 2019 and January 2020. The Company or the third party has the right to terminate the arrangement at any time without prior notice. Rent expense for the month to month arrangements totaled less than $0.1 million for the three month period ended June 30, 2020 and $0.1 million for the three month period ended June 30, 2019.

Note 12 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of June 30, 2020, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $2.2 million for the fiscal year ending March 31, 2021, $2.0 million for the fiscal year ending March 31, 2022 and $0.9 million for the fiscal year ending March 31, 2023. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of June 30, 2020, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $1.2 million for the fiscal year ending March 31, 2021, $0.8 million for the fiscal year ending March 31, 2022 and $0.1 million for the fiscal year ending March 31, 2023.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of June 30, 2020, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Legal Proceedings

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about December 31, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. On March 27, 2020, Wynn filed an amended complaint adding Schnaier, Danco and Gamtix, LLC (parties unrelated to the Company) as additional defendants in this matter. On July 29, 2020, Wynn submitted a written discovery request to LXL Tickets in this matter. As of June 30, 2020, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP (“Manatt”) served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At June 30, 2020 the promissory note has not been paid and is currently past due.

On October 11, 2018, Manatt filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff (the “Manatt DE Action”). Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. On February 19, 2019, the parties entered into a settlement agreement and agreed to release each other from all claims and damages relating to this matter, pending the repayment by the Company of the promissory note discussed above by June 30, 2019 and the sale of such shares by Manatt in compliance with such order. The parties further agreed that within three days after the later of (i) Manatt’s sale of all of their shares pursuant to the court’s order in compliance therewith, and (ii) the note repayment by such due date, Manatt would dismiss this Delaware action and the California action with prejudice. Such settlement was approved by the court on March 4, 2019. Other than the repayment of the note and accrued interest in full, no additional consideration was paid by the Company to the plaintiff related to this settlement. Pursuant to the terms of the settlement agreement, as a result of the note due to Manatt described above having not been paid as of June 30, 2019 and is currently being past due, in August 2019, Manatt obtained a judgement in the Court of Chancery of the State of Delaware against the Company for the amount of $0.3 million, which represents principal and all accrued and unpaid interest on the note through July 5, 2019. The judgement amount will continue to accrue interest at the 6% applicable rate from July 6, 2019 through the date of the judgment’s satisfaction in full. In September 2019, Manatt obtained a related sister-state judgement in the Superior Court of California, County of Los Angeles against the Company for the same amount. In December 2019, Manatt obtained a judgement lien with the Secretary of State of California related to such California sister-state judgment.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until the second half of the Company’s fiscal year ending March 31, 2021 (unless further delayed as a result of the COVID-19 pandemic). In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. As of June 30, 2020, all of plaintiffs’ claims other than fraudulent inducement have been dismissed or addressed by the parties or the court, subject to plaintiffs currently appealing the dismissal of the breach of the implied covenant of good faith and fair dealing claims related to Mr. Schnaier’s employment agreement with LXL Tickets. The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to such claims. As of June 30, 2020, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

As part of the Company’s ordinary course of business, from time to time, the Company is involved in various disputes, claims and/or legal actions arising with certain licensors of music content which own and license rights to Slacker to certain sound recordings. On April 20, 2020, a certain licensor filed a complaint in the Superior Court of the State of California, Los Angeles County, against Slacker for non-payment of approximately $7.7 million in license payments. The Company has been and are continuing to negotiate with this licensor, as well as other licensors, on a payment plan and/or repayment of such amounts. Such amounts have been accrued on the Company’s consolidated balance sheet. In August 2020, as a result of its payment in shares of its common stock in July 2020 to satisfy the Company’s obligation in the amount of $10.0 million owed to such licensor, the licensor withdrew the complaint without prejudice.

During each of the three months ended June 30, 2020 and 2019, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0 million.

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

Non-Income Related Taxes

In general, the Company has not historically collected state or local sales, use or other similar taxes in any jurisdictions in which the Company does not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of its music subscription services. In addition, the Company has not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which it has a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. The Company evaluated the new requirements, and based upon its assessment determined that its sales tax exposure was not material to the financial results as of June 30, 2020.  The Company is in the process of determining how and when its collection practices will need to change in the relevant jurisdictions, including obtaining resale certificates from third party resellers of the Company’s music services, as necessary.

Note 13 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company made matching contributions of less than $0.1 million to the 401(k) Plan for the three month periods ended June 30, 2020 and 2019.

Note 14 — Stockholders’ Deficit

Issuance of Common Stock in the Public Offering

On July 25, 2019, in a registered direct public offering, the Company entered into securities purchase agreements with certain institutional investors pursuant to which the Company sold a total of 5,000,000 shares of its common stock at a price per share of $2.10. The gross proceeds to the Company were $10.5 million. The net proceeds of the offering to the Company were $9.5 million, after deducting placement agent fees and other offering expenses totaling $1.0 million paid by the Company.

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the three months ended June 30, 2020, the Company issued 559,857 shares of its common stock valued at $1.5 million to certain Company consultants and vendors. Additionally, the Company incurred $0.5 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. During the three months ended June 30, 2020, the Company recorded $1.1 million of expense related to stock issuances to its consultants. The remaining unrecognized compensation cost of $0.2 million is expected to be recorded over the next year as the shares vest.

During the three months ended June 30, 2019, the Company issued 102,897 shares of its common stock valued at $0.8 million to certain Company consultants. During the three and nine months ended June 30, 2019, the Company recorded $0.2 million of expense related to stock issuances to consultants.

Warrants

The table below summarizes the Company’s warrant activities during the three month’s ended June 30, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2020	167,363	$4.01	0.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, June 30, 2020	167,363	$4.01	0.69
Exercisable, June 30, 2020	167,363	$4.01	0.69

At June 30, 2020, the intrinsic value of warrants outstanding and exercisable was $0.

 Issuance of Common Stock to Certain Music Partner

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in all of their new vehicles. In the three months ended June 30, 2020 and 2019, total revenue from the OEM was $6.1 million and $5.0 million, respectively.

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

Note 16 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$220	$-	$-	$220
Bifurcated embedded derivative on unsecured convertible note payable	$74	$-	$-	$74

	March 31, 2020
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$524	$-	$-	$524
Bifurcated embedded derivative on unsecured convertible note payable	141	$-	$-	$141

The following table presents a reconciliation of the Company’s derivative instruments for the three month period ended June 30, 2020 (in thousands):

Amount
Balance as of March 31, 2020	$665
Total fair value adjustments reported in earnings	(371)
Balance as of June 30, 2020	$294

The following table presents a reconciliation of the Company’s derivative instruments for the three months ended June 30, 2019 (in thousands):

Amount
Balance as of March 31, 2019	$586
Total fair value adjustments reported in earnings	(162)
Balance as of June 30, 2019	$424

Bifurcated embedded derivative on senior secured convertible debentures and unsecured convertible notes payable

The fair value of the bifurcated embedded derivative on senior secured convertible debentures and unsecured convertible notes was determined using the following significant unobservable inputs:

	June 30,	March 31,
	2020	2020
Bifurcated embedded derivative on senior secured convertible debentures
Market yield	21.9%	27.4%

Bifurcated embedded derivative on unsecured convertible note payable pricing model):
Market yield	34.9%	43.9%

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is $0.3 million. The change in fair value of $0.4 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the three-month period ended June 30, 2020.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	June 30, 2020
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$10,391	$10,391	$-	$-
Restricted cash	6,735	6,735	-	-
Liabilities:
Notes payable	2,484	-	-	2,484
Senior secured convertible debentures, net	7,749	-	-	9,131
Unsecured convertible notes payable related party, net	5,206	-	-	7,454
Unsecured convertible notes payable, net	1,645	-	-	1,915

	March 31, 2020
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,702	$5,702	$-	$-
Restricted cash	6,735	6,735	-	-
Liabilities:
Note payable	331	-	-	331
Senior secured convertible debentures, net	8,701	-	-	9,254
Unsecured convertible notes payable related party, net	5,114			4,451
Unsecured convertible note payable	1,539	-	-	1,338

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of June 30, 2020 and March 31, 2020. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	June 30,	March 31,
	2020	2020
Senior secured convertible debentures, net (binomial lattice model):
Market yield	21.9%	27.4%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	32.4%	41.6%

Unsecured convertible note payable (yield model with a Black-Scholes-Merton option pricing model):
Market yield	34.9%	43.9%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of June 30, 2020 and March 31, 2020.

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

Note 17 — Subsequent Events

In July 2020, the Company completed the previously announced acquisition of 100% of the issued and outstanding equity interests of PodcastOne pursuant to the Stock Purchase Agreement, dated as of May 7, 2020. The Company acquired 100% of the issued and outstanding equity interests of PodcastOne and issued to the sellers 5,363,636 shares of its common stock. The Company did not assume any outstanding options to acquire any shares of capital stock of PodcastOne and such options were terminated and cancelled in connection with such acquisition. As of the filing of this Quarterly Report, the Company has not yet determined the accounting for the PodcastOne transaction, and pro-forma information is not yet available.

In July 2020, the Company entered into a Securities Purchase Agreement, as amended on July 30, 2020, with a certain existing institutional investor pursuant to which, subject to the satisfaction of certain closing conditions on the Closing Date, the Company agreed to sell, in a private placement transaction, for a cash purchase price of $15.0 million, the Company’s 8.5% Subordinated Secured Convertible Note in the principal amount of $15.0 million. In addition, on the closing date of the transaction (the “Closing Date”), the Company agreed to issue to the Purchaser 800,000 shares, as amended, of its common stock (the “Shares”). Subject to satisfaction of closing conditions, the Note and the Shares will be issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended. If the transaction is consummated, the note shall mature on the second anniversary of the Closing Date, accrue interest at 8.5% per year, payable quarterly in cash in arrears, and shall be convertible into shares of common stock at a conversion price of $4.50 per share at the Purchaser’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. The closing of the private placement transaction is subject to various customary closing conditions and other conditions, including, among others the Company repaying in full the outstanding obligations to its senior secured lender and the agreements with the senior lender being terminated. In connection with the execution of the Securities Purchase Agreement, the Company provided a prepayment notice to its senior secured lender on July 31, 2020 of its intention to prepay in full, by August 31, 2020, all of its senior secured convertible debentures disclosed in Note 8 — Senior Secured Convertible Debentures.

In July 2020, the Company issued to a certain music licensor 2,415,459 shares (the “Shares”) of its common stock at a price of $4.14 per share, to satisfy the Company’s payment obligation in the amount of $10.0 million owed to such music licensor (the “Threshold Amount”).  In the event that the value of the Shares as of September 30, 2020 is less than the Threshold Amount, the Company agreed to make an additional cash payment to such music licensor in an amount equal to the difference between (i) the Threshold Amount and (ii) the sum of (x) the net proceeds of any sales of the Shares by the music licensor plus (y) the aggregate value of the Shares not sold by the music licensor as of such date. The shares were issued pursuant to the Company’s effective shelf Registration Statement on Form S-3, as amended (File No. 333-228909), which was filed with the SEC on December 19, 2018 and went effective on February 7, 2019 (the “Registration Statement”), and a prospectus supplement related to the offering of these shares filed with the SEC on July 22, 2020. The Company did not receive any cash proceeds from the offering of these shares.

In July 2020, the Company issued directly to a certain institutional investor and another investor a total of 1,820,000 shares of the Company’s common stock for cash consideration of approximately $7.5 million at a price per share of $4.14. The Company intends to use the net proceeds for repayment of debt of up to $5.0 million, working capital and general corporate purposes. The offering of the shares was made pursuant to the Registration Statement, and a prospectus supplement related to the offering filed with the SEC on July 23, 2020.

In August 2020, the Company and Mani Brothers 9200 Sunset (DE), LLC, the landlord of its principal executive offices in West Hollywood, entered into the Occupancy Agreement. Pursuant to the agreement, the Company agreed to issue MBRG Investors, LLC as the designee of the landlord 95,436 shares of its freely-tradable common stock (the “Shares”), at a price per share of $4.14, in full satisfaction of the Company’s payment obligation of approximately $395,000 to the landlord. The offering of these shares were made pursuant to the Registration Statement and prospectus supplement related to the offering, which was filed with the SEC on August 11, 2020, and the final settlement and issuance of these shares was on August 11, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveXLive,” the “Company,” “we,” “our” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2020, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate announced acquisition and/or financing transactions, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the proposed transaction will not occur; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid subscribers; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including LiveXLive App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturing or to repurchase the convertible nets upon a fundamental chance or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our credit agreement; the effects of the global COVID-19 pandemic; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “2020 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our chief operating decision maker regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through subscription services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform. Beginning in the fourth quarter of our fiscal year ended March 31, 2020, we began generating ticketing, sponsorship, and promotion-related revenue from live music events through our February 2020 acquisition of React Presents, LLC (“React Presents”), a leading live entertainment and promoter of electronic dance music (“EDM”) festivals and events. Effective July 2020, we entered the podcasting business with the acquisition of PodcastOne.

For the three months ended June 30, 2020 and 2019, we reported revenue of $10.5 million and $9.5 million, respectively. For the three months ended June 30, 2020 and 2019, one customer accounted for 58% and 52% of our consolidated revenues, respectively.

Key Corporate Developments for the Quarter Ended June 30, 2020

During the quarter ended June 30, 2020, we successfully produced and livestreamed forty-four (45) live events, generating over 76 million live views, with 1,075 artists livestreamed and 519 hours of live programming.

We produced and curated Music Lives, a 48-hour live digital festival featuring over 100 artists that streamed April 17 - 19, 2020, with sponsorship from TikTok and Oculus Venues. The festival drove over 50 million livestream views and more than 5.0 billion video views of #musiclives. Following this success, we established Music Lives ON– a weekly series of live stream performances featuring established and emerging artists across multiple genres.

We launched a new pay-per-view (“PPV”) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship.

We ended the June 30, 2020 quarter with approximately 878,000 paid subscribers on our music platform, up from approximately 733,000 at June 30, 2019, representing 20% annual growth and had approximately 0.8 million monthly active users (“MAUs”).

In July 2020, we acquired Courtside Group, Inc. (dba Podcast One) (“PodcastOne”) for 5,363,636 shares of our common stock valued at approximately $19.0 million on the closing date.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

Today, we derive the majority of our revenue through music subscription services, and secondarily from advertising and ticketing. For our three months ended June 30, 2020 and 2019, approximately 16% and 10% of our revenue was generated from advertising and ticketing, respectively, and 84% and 90% from paid customer subscriptions, respectively. Beginning in April 2020, we began diversifying our revenue mix and product offerings, including (i) with the acquisition of PodcastOne in July 2020, accelerating our entry into the podcasting services and providing substantial advertising revenue and capabilities across our platform beginning with the quarter ended September 30, 2020 and beyond, (ii) accelerating the number of live events digitally live streamed across our platform to 51 live events for quarter ended June 30, 2020 as compared to 42 for the entire fiscal year ended March 31, 2020, (iii) substantially increasing our sponsorship revenue from live events when compared to any prior fiscal period, and (iv) successfully launching our PPV platform, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. When we aggregate the combined impact of all of these events, we expect the percentage mix of our advertising versus subscription revenue to be substantially higher throughout the remainder of our fiscal year ending March 31, 2021 (“fiscal year 2021”) versus fiscal year 2020.

Conversely, the COVID-19 pandemic adversely impacted our on-premise live events, concerts and festivals through React Presents and our programmatic advertising, as more fully discussed below. Until the impact of COVID-19 eases around the world and related government actions are relaxed in the markets in which we operate, we do not expect to produce on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term.

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During three months ended June 30, 2020 and 2019, we livestreamed 51 and 14 major festivals and live music events, respectively. With the acceleration in livestreamed events during the three months ended June 30, 2020, we also experienced significant increases in monetization of these events from paid sponsorships and pay per view ticket purchases. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights within and outside of North America. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers, and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

With the acceleration of our live events, we have also begun to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. Recently, we have entered into distribution relationships with a variety of platforms, including liner OTT platforms such as XUMO (45 million households) and Sinclair’s Stirr. As we continue to acquire more distribution channels, rights and viewership and expand our original programming capabilities, we believe there is a substantial opportunity to increase our brand, advertising, viewership and subscription capabilities and corresponding revenue, domestically and globally.

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

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television and social channels, deploying new services for our subscribers such as PPV, artist merchandise and live music event ticket sales, and licensing user data across our platform. In 2019 we combined our Slacker audio and LiveXLive video services into a single platform – LiveXLive Powered by Slacker, including offering a greater variety of exclusive and unique music content across our platform. For example, we acquired Slacker in December 2017 to accelerate our paid subscription platform, and secondarily to gain synergies across product development initiatives. In 2018 and more recently in 2020, we integrated resources and improved our live music streaming app across Apple TV, Samsung TV, Roku and Amazon Fire platforms. We acquired React Presents in February 2020, which gives us the ability to produce live music events and festivals along with increasing our original music content. In May 2020 we launched our first PPV performances across our platform, allowing artists and fans to access a new digital compliment to live concerts and events. In July 2020, we acquired PodcastOne and we now own one of the largest networks of podcast content in North America, including over 300 new podcasts per week and over 2.0 billion downloads annually. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2021, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

Historically, we produced and digitally distributed live music performances of many of these large global music events to fans all around the world. Prior to March 31, 2020, our live events business had not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative contribution margins* and operating losses. Further and beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Major global music festivals such as Coachella, EDC Las Vegas, Rock-in-Rio, Austin City Limits were postponed to 2021 or indefinitely. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital purposes). This shift had a positive impact on our business in the near and long term, and as our platform continues to evolve, we also expect our contribution margins* and AOL* to improve in the near and long term. Lastly, we are forecasting our cost per live event over near term to decrease substantially when compared to prior periods. When combined, the aggregate financial impact of these new events is improvements in both contribution margins* and AOL*in the near- and long-term. For example, during the three months ended June 30, 2019 and 2020, our contribution margins* improved from 5% to 27%, respectively. Moreover, our AOL* improvement was even more substantial during the three months ended June 30, 2020 of $0.1 million as compared to the three months ended June 30, 2019 of $4.6 million.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2020 and 2019, all material amounts of our revenue was derived from customers located in the United States. Moreover, and during the three months ended June 30, 2020, one of our customers accounted for 58% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond June 30, 2020 could cause our revenue to fluctuate significantly. Moreover, and with the addition of PodcastOne in July 2020, we expect the percentage of this customer revenue concentration to decrease substantially beginning with the quarter ended September 30, 2020. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly diversify our subscriber base and expand our service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the first quarter of fiscal March 31, 2021, namely our live events and programmatic advertising. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume, and as a result, the COVID-19 pandemic had an adverse impact on on-premise live music festivals, concerts and events. Major global music festivals such as Coachella, EDC Las Vegas, Rock-in-Rio, Austin City Limits have been postponed until 2021 or indefinitely. With our acquisition of React Presents in February 2020, we are presently unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021, including our flagship live event Spring Awakening festival, which is typically annually produced in June. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused a subset of our legacy advertising mix and demand to decline and as a result, overall advertising cost per thousand impressions/rates across our platform were subsequently reduced. Further, as of the date of this Quarterly Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available to us. Conversely, while the economic and health conditions in the United States and across the globe have changed rapidly since the end of our fiscal year ended March 31, 2020, we are presently experiencing growth in certain parts of our core business, including (i) substantial growth in the number of live music events produced digitally and livestreamed since April 1, 2020 through June 30, 2020 (51 live events) as compared to fiscal year March 31, 2020 (42 live events), (ii) improvement in the monetization of these digital livestreams, which is currently on pace to exceed prior fiscal year by over 300% and (iii) new growth opportunities across our music platform, including PPV. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, our largest customer was ordered to keep its main U.S. factory closed for a substantial amount of time.

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

Revenue

We currently generate our revenue through advertising, sponsorship of our live events, paid subscriptions across our music platform, and secondarily through the licensing of non-US broadcasting rights for our live events. With the acquisition of React Presents in the fourth quarter of our fiscal year ended March 31, 2020 and the launch of our PPV platform we now generate ticket and event revenue, and beginning in the second quarter of our fiscal year ending March 31, 2021 and with the acquisition of PodcastOne, we expect to generate higher advertising revenue when compared to prior periods and as a percentage mix of our consolidated revenue. Our advertising revenue is based upon the number of impressions or active listeners we deliver across our music and podcasting platform. Our subscription revenue is driven by the number of paid subscribers across our music platforms, who pay up to $9.99 per month for a premium music subscription. Licensing revenue is driven by certain broadcasting rights we own and license to third parties. Ticket/event revenue is primarily derived from the sale of tickets and promoter fees earned from venues or other co-promoters under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits.

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

Amortization of Intangibles

We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense to increase in the near term as a result of the React Presents acquisition made in the fourth quarter of fiscal year ended March 31, 2020 and the PodcastOne acquisition, which closed in the second quarter of fiscal year ending March 31, 2021, respectively. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.

Stock-based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in costs of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees and certain non-employees including directors and consultants. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase common stock issued to certain non-employees

As of June 30, 2020, we had approximately $6.9 million of unrecognized employee related stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.1 years. Stock-based compensation expense is expected to increase throughout fiscal year 2021 compared to fiscal year 2020 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

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

As of June 30, 2020, we had approximately $95.6 million of federal and $75.2 million of state net operating losses (“NOLs”).  These NOL carryforwards are available to us to offset future taxable income which expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million and $2.6 million of federal NOL and federal tax credit carryforwards, respectively, through the acquisition of Slacker in December 2017.  Utilization of these losses and tax credits is limited by Section 382 of the Internal Revenue Code (the “Code”) in fiscal year end March 31, 2018 and each taxable year thereafter.  We have estimated a limitation and revalued the losses and credits at $22.0 million and $0 million, respectively. It is possible that the utilization of these NOL carryforwards and tax credits may be further limited. We are undertaking a study to determine the applicable limitations, if any.  We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

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

On March 27, 2020, the CARES Act was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and does not anticipate the associated impacts, if any, will have a material effect on its provision for income taxes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. A summary of our critical accounting policies is presented in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates of our 2020 Form 10-K.

There were no material changes to our critical accounting policies and estimates during the three months ended June 30, 2020.

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

Reconciliation of Adjusted Operating Loss

Adjusted Operating Income (“AOI”) and Adjusted Operating Loss (“AOL”) is a non-GAAP financial measure that we define as operating income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) any charges in the period pursuant to formal plans to shut down and abandon LXL Tickets, (f) depreciation and amortization (including goodwill impairment, if any), and (g) certain stock-based compensation expense. We use AOI/(AOL) to evaluate the performance of our operating segment. We believe that information about AOI/(AOL) assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI/(AOL) is not calculated or presented in accordance with GAAP. A limitation of the use of AOI/(AOL) as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI/(AOL) should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI/(AOL) as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOI and AOL to Operating Income (loss), the most comparable GAAP financial measure (in thousands):

	Contribution Margin	Operating Income (Loss) from Operations	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Income (Loss)
Three Months Ended June 30, 2020
Music Operations	$2,846	$(2,465)	$1,974	$1,351	$-	$254	$1,114
Corporate	-	(3,357)	-	1,531	290	367	(1,169)
Total	$2,846	$(5,822)	$1,974	$2,882	$290	$621	$(55)

Three Months Ended June 30, 2019
Music Operations	$485	$(7,019)	$2,229	$1,716	$-	$-	$(3,074)
Corporate	-	(3,243)	2	1,401	-	325	(1,515)
Total	$485	$(10,262)	$2,231	$3,117	$-	$325	$(4,589)

Operating Results

Three Months Ended June 30, 2020, as compared to Three Months Ended June 30, 2019

Music Operations

Our Music Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Revenue	$10,507	$9,498	11%

Cost of Sales	7,661	9,013	-15%
Sales & Marketing, Product Development and G&A	4,060	5,716	-29%
Intangible Asset Amortization	1,251	1,788	-30%
Operating Loss	(2,465)	(7,019)	-65%
Operating Margin	-23%	-74%	-69%
AOI / AOL*	$1,114	$(3,074)	136%
AOI / AOL Margin*	11%	-32%	134%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Music Operations revenue increased $1.0 million, or 11%, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to increased sponsorship revenue during the current period.

Operating Loss

Music Operations operating loss decreased $4.6 million, or 65%, to ($2.5) million for the three months ended June 30, 2020, as compared to a ($7.0) million operating loss for the three months ended June 30, 2019, primarily as a result of a $2.4 million improvement in contribution margins from music services during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, a $1.7 million decrease in sales and marketing and product development costs driven by a decrease of $0.7 million in event and subscriber marketing costs, a decrease of $0.4 million in non-cash stock based compensation, a decrease of $0.4 million in one-time personnel costs largely due to COVID-19 cost reduction initiatives instituted during the quarter ended June 30, 2020, a $0.2 million increase in labor costs capitalized in developing software for internal use and a $0.5 million decrease in non-cash intangible asset amortization.

Adjusted Operating Income (Loss) (“AOI” and “AOL”)

Music Operations generated AOI of $1.1 million during the three months ended June 30, 2020, a $4.2 million improvement from a ($3.1) million AOL for the three months ended June 30, 2019. The quarter-over-quarter improvement in AOL margin was driven by the increase in contribution margin and operating loss for the three months ended June 30, 2020, as compared to the same period in June 30, 2019.

Adjusted Operating Income (Loss) Margin

Music Operations AOI Margin at June 30, 2020 improved to 11% from AOI Margin of (32%) for the three months ended June 30, 2019. The quarter-over-quarter improvement in AOI margin was driven by the increase in revenue and related contribution margin and operating expenses for the three months ended June 30, 2020 compared to the same period in June 30, 2019. The contribution margin improvement was primarily due to reduced average cost per stream as a result of continued efficiencies generated across our production capabilities during these periods, coupled with the loss of our most expensive single production event, EDC Vegas, that is historically produced in May of each calendar year.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
G&A Expenses	$3,357	$3,243	4%
Intangible Asset Amortization	-	-	-
Operating Loss	(3,357)	(3,243)	4%
Operating Margin	-100%	-100%	-%
AOL*	$(1,169)	$(1,515)	-23%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Corporate Operating Loss

Excluding a $0.5 million increase in non-cash depreciation and stock based compensation expenses, the non-GAAP measure “Corporate Operating loss” would have decreased by a net $0.3 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This net decrease was primarily driven by one-time personnel costs largely due to COVID-19 cost reduction initiatives instituted during the quarter ended June 30, 2020.

Adjusted Operating Loss

Corporate AOL decreased $0.3 million, or 23%, from a ($1.5) million AOL for the three months ended June 30, 2019, to a ($1.2) million AOL for the three months ended June 30, 2020, primarily driven by one-time personnel costs largely due to COVID-19 cost reduction initiatives instituted during the quarter ended June 30, 2020.

Consolidated Results of Operations

Three Months Ended June 30, 2020 as compared to Three Months Ended June 30, 2019

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2020	2019
Revenue:	$10,507	$9,498

Operating expenses:
Cost of sales	7,661	9,013
Sales and marketing	1,346	1,711
Product development	2,086	2,423
General and administrative	3,985	4,825
Amortization of intangible assets	1,251	1,788
Total operating expenses	16,329	19,760
Loss from operations	(5,822)	(10,262)

Other income (expense):
Interest expense, net	(2,078)	(870)
Other expense	370	166
Total other income (expense)	(1,708)	(704)

Loss before provision for income taxes	(7,530)	(10,966)

Provision for income taxes	2	-

Net loss	$(7,532)	$(10,966)

Net loss per share – basic and diluted	$(0.13)	$(0.21)

Weighted average common shares – basic and diluted	59,166,271	52,319,872

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Depreciation expense
Cost of sales	$-	$-	-%
Sales and marketing	58	-	100%
Product development	607	443	37%
General and administrative	58	-	100%
Total depreciation expense	$723	$443	63%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Stock-based compensation expense
Cost of sales	$50	$16	213%
Sales and marketing	612	256	139%
Product development	441	394	12%
General and administrative	1,779	2,451	-27%
Total stock-based compensation expense	$2,882	$3,117	-8%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,
	2020	2019
Revenue	100%	100%
Operating expenses
Cost of sales	73%	95%
Sales and marketing	13%	18%
Product development	20%	26%
General and administrative	38%	51%
Amortization of intangible assets	12%	-19%
Total operating expenses	155%	208%
Loss from operations	-55%	-108%
Other income (expense)	-16%	-7%
Loss before income taxes	-72%	-115%
Income tax provision	-%	-%
Net loss	-72%	-115%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Advertising, Licensing and Sponsorship	$1,426	$933	53%
Ticket/Event	207	-	100%
Subscription	8,874	8,565	4%
Total Revenue	$10,507	$9,498	11%

Advertising, Licensing and Sponsorship Revenue

Advertising, licensing and sponsorship revenue increased to $1.4 million during the three months ended June 30, 2020 as compared to $0.9 million during the three months ended June 30, 2019, an increase of $0.5 million or 53% largely due to increased sponsorship and licensing revenues of $0.9 million offset by decreases in programmatic advertising revenue of $0.4 million driven by COVID-19.

Ticket/Event

Ticket/Event revenue increased $0.2 million, to $0.2 million for the three months ended June 30, 2020 as compared to $0 for the three months ended June 30, 2019. The increase was due to the roll out of PPV on our platform in May 2020 with no comparable revenue in the prior period.

Subscription Revenue

Subscription revenue increased $0.3 million from $8.6 million for the three months ended June 30, 2019 to $8.9 million for the three months ended June 30, 2020, due to the growth in the number of paid subscribers year over year.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Production	$1,591	$2,761	-42%
Subscription and Advertising	6,070	6,252	-3%
Total Cost of Sales	$7,661	$9,013	-15%

Production

Production cost of sales of $1.6 million for the three months ended June 30, 2020 decreased by $1.2 million, or 42%, when compared to the three months ended June 30, 2019, largely due to efficiencies and cost reductions to our average cost per event along with self-producing more events, reducing the requirement to incur licensing costs to stream during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Subscription and Advertising

Subscription and advertising cost of sales decreased $0.2 million, or 3%, from $6.3 million for the three months ended June 30, 2019, to $6.1 million for the three months ended June 30, 2020. The decrease was primarily due to the corresponding decrease in programmatic advertising revenue in the same period.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Sales and marketing expenses	$1,346	$1,711	-21%
Product development	2,086	2,424	-14%
General and administrative	3,985	4,825	-17%
Amortization of intangible assets	1,251	1,788	-30%
Total Other Operating Expenses	$8,668	$10,748	-19%

Sales and Marketing Expenses

Sales and Marketing expenses decreased $0.4 million, or 21%, to $1.3 million for the three months ended June 30, 2020, as compared to $1.7 million for the three months ended June 30, 2019, primarily driven by decreased cash spending on market campaigns of $0.8 million to acquire paid subscribers and promote livestreams. This reduction was offset by increased stock based compensation of $0.4 million used as payment for a marketing campaign in the current year period.

Product Development

Product development expenses decreased $0.3 million, or 14%, to $2.1 million for the three months ended June 30, 2020, as compared to $2.4 million for the three months ended June 30, 2019, driven by decreases in salaries and benefits of $0.2 million due to amounts that were capitalized to internally developed software along with a temporary reduction in salaries due to COVID-19. There was also a reduction in consulting expenses of $0.2 million as discretionary spending was reduced in current year period. These decreases were partially offset by a $0.1 million increase in depreciation expense.

General and Administrative

General and administrative expenses decreased $0.8 million, or 17%, to $4.0 million for the three months ended June 30, 2020, as compared to $4.8 million for the three months ended June 30, 2019, largely due to: (i) a net decrease of $0.3 million in non-cash stock-based compensation from the prior year period; (ii) a decrease in salaries and benefits of $0.2 million as a result of temporary salary reductions implemented by management; and (iii) a decrease in other direct expense of $0.2 million from the prior year period primarily as a result of travel restrictions imposed by the COVID-19 pandemic.

Amortization of Intangible Assets

Amortization of intangible assets decreased $0.5 million, or 30%, to $1.3 million for the three months ended June 30, 2020, as compared to $1.8 million for the three months ended June 30, 2019, largely due to less expense for fully amortized assets acquired in the Slacker acquisition.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Total other income (expense), net	$(1,708)	$(704)	143%

Total other income (expense) increased $1.0 million, or 143%, to $1.7 million expense for the three months ended June 30, 2020, as compared to $0.7 million expense for the three months ended June 30, 2019. The increase primarily represents certain fees on settlement of outstanding payables along with interest on senior secured convertible debentures, non-secured convertible notes and amortization of debt discounts.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2020, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $17.1 million, which primarily are invested in cash in banking institutions in the U.S. In July 2019, we completed a registered public offering of our common stock, selling an aggregate 5,000,000 shares of our common stock and raising net proceeds of approximately $9.5 million. In February 2019, we issued a total of $13.8 million of Debentures raising aggregate net proceeds of $12.5 million after issuance costs. In April 2020, we received approximately $2.0 million under the U.S. Government’s Payroll Protection Plan (“PPP”). In July 2020, we completed a $17.4 million sale of our common stock, which included the conversion of $10 million in our payables to one of our music partners. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, public offerings, bank debt financing in fiscal year 2018 and the Debentures financing in June 2018 and February 2019. As of June 30, 2020, we had notes payable balance of $2.5 million, $8.0 million in aggregate principal amount of Debentures and unsecured convertible notes with aggregate principal balances of $6.9 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $7.5 million and provided cash of $4.4 million from operating activities for the three months ended June 30, 2020 and had a working capital deficiency of $43.4 million as of June 30, 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

In June 2018, we issued $10.6 million, 3-year June 2018 Debentures. Among other terms, the June 2018 Debentures bear annual interest at 12.75%, require us to meet certain financial covenants and are convertible into shares of our common stock at a conversion price of $10 per share (subject to adjustment). Net proceeds from the issuance of the June 2018 Debentures were $9.6 million after direct issuance costs, of which $3.5 million was used to pay off 100% of the legacy revolving line of credit with Silicon Valley Bank (assumed by us as part of the Slacker acquisition), resulting in a $3.5 million release of restricted cash collateral to us. The remaining proceeds were used primarily for general working capital. As of the date of this Quarterly Report, the Debentures holders have sent redemption notices for the months of December 2018 through June 2020 (inclusive). We have repaid $0.3 million of principal in January 2019 and $0.2 million of principal in each month in February 2019 through January 2020 (inclusive) and $0.4 in February 2020 through June 2020 (inclusive). In February 2019, we issued $3.2 million in additional Debentures, with net proceeds of approximately $3.0 million after direct issuance costs. The terms of the additional Debentures were substantially the same as the June 2018 Debentures. The June 2018 Debentures and the additional debentures sold in February 2019 are referred to herein as the “Debentures.” In July 2020, we provided notice to our senior secured debentures lender of our intent to repay the Debentures in full by August 31, 2020.

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

In July 2020, we entered into a Securities Purchase Agreement, as amended on July 30, 2020, with a certain existing institutional investor pursuant to which, subject to the satisfaction of certain closing conditions on the closing date, we agreed to sell, in a private placement transaction, for a cash purchase price of $15.0 million, our 8.5% Subordinated Secured Convertible Note in the principal amount of $15.0 million. In addition, on the closing date of the transaction (the “Closing Date”), we agreed to issue to the Purchaser 800,000 shares of our common stock. If the transaction is consummated, the note shall mature on the second anniversary of the closing date, accrue interest at 8.5% per year, payable quarterly in cash in arrears, and shall be convertible into shares of common stock at a conversion price of $4.50 per share at the investor’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations.

In July 2020, we completed a registered offering with an existing institutional investor, another investor and a music partner pursuant to which we sold 1,820,000 shares of our common stock to the investors for gross proceeds of $7.5 million and issued 2,415,459 shares of our common stock to satisfy a $10.0 million vendor payment obligation to such music partner, each at a price of $4.14 per share (the “July 2020 Offering”). The July 2020 Offering was made pursuant to our existing shelf Registration Statement on Form S-3 (File No. 333-228909).

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

As of June 30, 2020 and March 31, 2020, we had an outstanding note payable of $0.3 million issued in connection with certain professional services performed for us through March 2015, and outstanding unsecured convertible notes (the “Trinad Notes”) of $5.2 million in principal and accrued interest, issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder. As of June 30, 2020, the Trinad Notes were classified as a current liability on the Company’s balance sheet.

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

In April 2020, we received approximately $2.0 million pursuant to the Paycheck Protection Program (“PPP”) promulgated under the CARES Act (the “PPP Loan”). The PPP Loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Commencing in November 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by the maturity date the principal amount outstanding on the PPP Loan as of such date. All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon our application and upon documentation of expenditures in accordance with the SBA requirements. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. We intend to use the proceeds from the PPP Loan for qualifying expenses.

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the USBA. Installment payments, including principle and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$4,412	$(2,527)
Net cash used in investing activities	(705)	(498)
Net cash provided by (used in) financing activities	982	(664)
Net change in cash, cash equivalents and restricted cash	$4,689	$(3,689)

Cash Flows Provided by (Used In) Operating Activities

For the three months ended June 30, 2020

Net cash provided by our operating activities of $4.4 million primarily resulted from our net loss during the period of ($7.5) million, which included non-cash charges of $5.6 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, change in fair value of embedded derivatives and stock-based compensation. The remainder of our sources of cash provided by operating activities of $6.4 million was from changes in our working capital, primarily from timing of accounts payable, accrued expenses and other long-term liabilities.

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

Cash Flows Used In Investing Activities

For the three months ended June 30, 2020

Net cash used in investing activities of ($0.7) million was primarily due to the ($0.7) million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2020.

For the three months ended June 30, 2019

Net cash used in investing activities of ($0.5) million was primarily due to the ($0.5) million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2019.

Cash Flows Provided by (Used In) Financing Activities

For the three months ended June 30, 2020

Net cash provided by financing activities of $1.0 million was due to the $2.0 million PPP Loan payable and $0.2 million SBA loan, offset by ($1.2) million repayment on our Debentures.

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

As of June 30, 2020, we were in full compliance with these covenants as a result of the amendment to the Debentures that we entered into on January 31, 2020.

Contractual Obligations and Commitments

During the three months ended June 30, 2020, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have not added any future minimum commitments for the fiscal year ending March 31, 2021, or for the fiscal year ending March 31, 2022.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2020 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

We continue to be in the process of implementing changes, as more fully described in our 2020 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2020 Form 10-K.

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about December 31, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. On March 27, 2020, Wynn filed an amended complaint adding Schnaier, Danco and Gamtix, LLC (parties unrelated to the Company) as additional defendants in this matter. On July 29, 2020, Wynn submitted a written discovery request to LXL Tickets in this matter. As of June 30, 2020, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP (“Manatt”) served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At June 30, 2020 the promissory note has not been paid and is currently past due.

On October 11, 2018, Manatt filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff (the “Manatt DE Action”). Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. On February 19, 2019, the parties entered into a settlement agreement and agreed to release each other from all claims and damages relating to this matter, pending the repayment by the Company of the promissory note discussed above by June 30, 2019 and the sale of such shares by Manatt in compliance with such order. The parties further agreed that within three days after the later of (i) Manatt’s sale of all of their shares pursuant to the court’s order in compliance therewith, and (ii) the note repayment by such due date, Manatt would dismiss this Delaware action and the California action with prejudice. Such settlement was approved by the court on March 4, 2019. Other than the repayment of the note and accrued interest in full, no additional consideration was paid by the Company to the plaintiff related to this settlement. Pursuant to the terms of the settlement agreement, as a result of the note due to Manatt described above having not been paid as of June 30, 2019 and is currently being past due, in August 2019, Manatt obtained a judgement in the Court of Chancery of the State of Delaware against the Company for the amount of $0.3 million, which represents principal and all accrued and unpaid interest on the note through July 5, 2019. The judgement amount will continue to accrue interest at the 6% applicable rate from July 6, 2019 through the date of the judgment’s satisfaction in full. In September 2019, Manatt obtained a related sister-state judgement in the Superior Court of California, County of Los Angeles against the Company for the same amount. In December 2019, Manatt obtained a judgement lien with the Secretary of State of California related to such California sister-state judgment.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until the second half of the Company’s fiscal year ending March 31, 2021 (unless further delayed as a result of the COVID-19 pandemic). In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. As of June 30, 2020, all of plaintiffs’ claims other than fraudulent inducement have been dismissed or addressed by the parties or the court, subject to plaintiffs currently appealing the dismissal of the breach of the implied covenant of good faith and fair dealing claims related to Mr. Schnaier’s employment agreement with LXL Tickets. The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to such claims. As of June 30, 2020, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

As part of our ordinary course of business, from time to time, we are involved in various disputes, claims and/or legal actions arising with certain licensors of music content which own and license rights to Slacker to certain sound recordings. On April 20, 2020, a certain licensor filed a complaint in the Superior Court of the State of California, Los Angeles County, against Slacker for non-payment of approximately $7.7 million in license payments. We have been and are continuing to negotiate with this licensor, as well as other licensors, on a payment plan and/or repayment of such amounts. Such amounts have been accrued on our consolidated balance sheet. In August 2020, as a result of our payment in shares of our common stock in July 2020 to satisfy our obligation in the amount of $10.0 million owed to such licensor, the licensor withdrew the complaint without prejudice.

During each of the three months ended June 30, 2020 and 2019, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0 million.

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

We have set forth in Item 1A. Risk Factors in our 2020 Form 10-K, risk factors relating to our business and industry, our acquisition strategy, our company, our subsidiaries, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors in our 2020 Form 10-K for a more complete understanding of risks concerning us. There have been no material changes in our risk factors since those published in our 2020 Form 10-K other than as set forth below.

Risks Related to Our Business and Industry

We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 58% of our consolidated revenue for the three months ended June 30, 2020, and 52% of our consolidated revenue for the three months ended June 30, 2019. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $7.5 million and $11.0 million for the three months ended June 30, 2020 and 2019, respectively, and cash provided by (used in) operating activities of $4.4 million and ($2.5) million for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of ($135.7) million and a working capital deficiency of ($43.4) million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit report for the fiscal year ended March 31, 2020 a “going concern” explanatory paragraph raising substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $68.9 million as of June 30, 2020, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

We depend upon third-party licenses for most of the content we stream and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results, and financial condition.

To secure the rights to stream content, we enter into license agreements to obtain licenses from rights holders such as record labels, aggregators, artists, music publishers, performing rights organizations, collecting societies, podcasters and podcast networks, and other copyright owners or their agents, and pay royalties or other consideration to such parties or their agents around the world. We cannot guarantee that our efforts to obtain all necessary licenses to stream content will be successful, nor that the licenses available to us now will continue to be available in the future at rates and on terms that are favorable or commercially reasonable or at all. The terms of these licenses, including the royalty rates that we are required to pay pursuant to them, may change as a result of changes in our bargaining power, the industry, laws and regulations, or for other reasons. Increases in royalty rates or changes to other terms of these licenses may materially impact our business, operating results, and financial condition.

We enter into license agreements to obtain rights to stream sound recordings, including from the major record labels who hold the rights to stream a significant number of sound recordings, such as Universal Music Group, Sony Music Entertainment, and Warner Music Group, as well as others. If we fail to obtain these licenses, the size and quality of our catalog may be materially impacted and our business, operating results, and financial condition could be materially harmed.

We generally obtain licenses for two types of rights with respect to musical compositions: mechanical rights and public performance rights.

With respect to mechanical rights, in the United States, the rates we pay are, to a significant degree, a function of a ratemaking proceeding conducted by an administrative agency called the Copyright Royalty Board. The rates that the Copyright Royalty Board set apply both to compositions that we license under the compulsory license in Section 115 of the Copyright Act of 1976 (the “Copyright Act”), and to a number of direct licenses that we have with music publishers for U.S. rights, in which the applicable rate is generally pegged to the statutory rate set by the Copyright Royalty Board. The rates set by the Copyright Royalty Board are also subject to further change as part of any future Copyright Royalty Board proceedings. If any such rate change increases our content acquisition costs and impacts our ability to obtain content on pricing terms favorable to us, it could negatively harm our business, operating results, and financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our services not to be economically viable.

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to us today may not be available to us in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades-old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees, up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm our business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede our ability to license public performance rights on favorable terms.

With respect to podcasts and other non-music content, we produce or commission the content ourselves or obtain distribution rights directly from rights holders. In the former scenario, we employ various business models to create original content. In the latter scenario, we and/or Podcast One negotiates licenses directly with individuals that enable creators to post content directly to our service after agreeing to comply with the applicable terms and conditions. We are dependent on those who provide content on our service complying with the terms and conditions of our license agreements as well as the PodcastOne Terms and Conditions of Use (the “Terms and Conditions of Use”). However, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

There is also no guarantee that we have all of the licenses we need to stream content, as the process of obtaining such licenses involves many rights holders, some of whom are unknown, and myriad complex legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Additionally, there is a risk that rights holders, creators, performers, writers and their agents, or societies, unions, guilds, or legislative or regulatory bodies will create or attempt to create new rights or regulations that could require us to enter into license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

Even when we are able to enter into license agreements with rights holders, we cannot guarantee that such agreements will continue to be renewed indefinitely. For example, from time to time, our license agreements with certain rights holders and/or their agents expire while we negotiate their renewals and, per industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended, including by our continuing to make content available. During these periods, we may not have assurance of long-term access to such rights holders’ content, which could have a material adverse effect on our business and could lead to potential copyright infringement claims.

It is also possible that such agreements will never be renewed at all. The lack of renewal, or termination, of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on our business, operating results, and financial condition.

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

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States, and continues as of the date of this Quarterly Report. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the first quarter of fiscal March 31, 2021, namely our live events and programmatic advertising. We began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact is expected to become more adverse and to continue throughout at least the first half of the fiscal year ending March 31, 2021, and possibly longer. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume. With our acquisition of React Presents in February 2020, we are presently unable to produce and promote more than 200 forecasted live events in fiscal year ending March 31, 2021, including our flagship live event Spring Awakening festival which is typically annually produced in June. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused advertising demand to decline and as a result, overall advertising cost per thousand impressions rates across our platform were subsequently reduced. Furthermore, as of the date of this Quarterly Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available to us. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, our largest customer was ordered to keep its main U.S. factory closed for a substantial amount of time.

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

Depending on the duration and severity of the current COVID-19 pandemic, it may also have the effect of heightening many of the other risks described in this Quarterly Report and our other filings with the SEC, such as risks relating to our ability to further develop and execute on our business plan; our ability to access capital markets to obtain additional sources of suitable and adequate financing; restricted access to capital and increased borrowing costs; our ability to fund our current debt obligations and complying with the covenants contained in the agreements that govern our existing indebtedness; our ability to fund potential acquisitions and capital expenditures; and our ability to maintain adequate internal controls in the event that our employees are restricted from accessing our regular offices for a significant period of time.

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

As of the date of this Quarterly Report, the COVID-19 pandemic continues. Our employees are being affected by the COVID-19 pandemic. Operationally, all of our employees and consultants are working remotely, and we have restricted our production activities and business travel. The health of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, any adverse impact of the pandemic on our businesses could be exacerbated. Furthermore, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across our entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.

We cannot predict the impact of the COVID-19 pandemic on our customers, suppliers, vendors, and other business partners, and the full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID-19 pandemic is partially affecting our revenue, sponsorship and advertiser partners, vendors and other business partners, and we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. For example, as a result of COVID-19 pandemic, our largest customer experienced a government ordered halt to its production in part of the quarter ended March 31, 2020 and early quarter ended June 30, 2020 related to COVID-19, but resumed its production as of the date of this Quarterly Report which temporary halt will in turn slow subscriber growth in the first quarter of 2021 and potentially beyond. In addition, as a result of COVID-19, certain of our advertising and sponsor partners have been forced to reduce their marketing budgets. If our revenue and/or sales channels are substantially impaired for an extended period of time, our revenues will be materially reduced.

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

Our revenue, margins and other operating results could vary significantly in the future from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control, including, as a result of our acquisition of React Presents in February 2020 and PodcastOne in July 2020, and our entry into holding, promoting and managing our live festivals and events, and podcasting, respectively. Factors that may contribute to the variability of our operating results and cause the market price of our common stock to fluctuate include:

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

Our gross margins are expected to vary across our offerings. Festival and event revenue have a lower gross margin compared to platform revenue derived through our arrangements with advertising, content distribution, billing and licensing activities. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in music taste, geographic or sales mix, price competition, or the introduction of new technology and EDM festivals and events. We may in the future strategically reduce our Slacker gross margin in an effort to increase our active accounts and/or maintain our OEM relationships and agreements. As a result, our subscription revenue may not increase as consistently as it has historically, or at all, and, unless we are able to adequately increase our other revenues, including festival and event revenue through RP, and grow our active user base, we may be unable to maintain or grow our margins and revenues and our business will be harmed. If a reduction in margins does not result in an increase in our active user base and revenues, our financial results may suffer, and our business may be harmed.

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

At maturity, the entire outstanding principal amount of the Debentures and convertible notes will become due and payable by us. In addition, upon monthly redemption of the Debentures as may be required by the holders thereof, maturity of the Debentures or maturity of the convertible notes, unless we elect to deliver solely shares of our common stock to settle such monthly redemptions of the Debentures (subject to certain equity conditions, which may not be satisfied by us), we will be required to make cash payments in each such instance. However, we may not have sufficient funds or be able to obtain financing at the time we are required to repay the amounts then due under the Debentures or the convertible notes. As of June 30, 2020, $0.9 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2021, and $16.9 million is due in in fiscal 2022.

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

Commencing with the calendar month of December 2018 (subject to the following sentence), the holders of the Debentures have the right, at their option, to require us to redeem an aggregate of up to $221,000 (as amended in February 2019) of the outstanding principal amount of the Debentures per month. We will be required to promptly, but in any event no more than two trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lowest of (a) 90% of the average of the three lowest volume weighted-average prices of our common stock over the prior 20 trading days or (b) $5.00, subject to adjustment as provided in the Debentures; provided, however, that such price will in no event be less than $2.00 per share (proportionately adjusted for any stock split, stock dividend, stock combination or other similar transaction). Any repayments made through the issuance of our common stock will result in dilution to our existing stockholders. As of the date of this Quarterly Report, the June 2018 Debentures holders have sent redemption notices for the months of December 2018 through June 2020 (inclusive). We have repaid $0.3 million of principal in January 2019, $0.2 million of principal in each of the months of February 2019 through January 2020 (inclusive) and $0.4 million in each of the months of February 2020 through June 2020 (inclusive).

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

In the event the conditional conversion feature of the Debentures or convertible notes is triggered, holders, as applicable, will be entitled to convert at any time during specified periods at their option. In addition, if one or more holders elect to require us to make the monthly redemption of their Debentures, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (subject to certain conditions), we would be required to settle a portion or all of our redemption obligation through the payment of cash, which could adversely affect our liquidity. As of the date of this Quarterly Report, the June 2018 Debentures holders have sent redemption notices for the months of December 2018 through June 2019. We have repaid $0.3 million of principal in January 2019, $0.2 million of principal in each of the months of February 2019 through January 2020 (inclusive) and $0.4 million in each of the months of February 2020 through June 2020 (inclusive). In addition, even if holders do not elect to convert the Debentures or convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Debentures as a current rather than long-term liability, which may result in a material reduction of our net working capital and potential impact on our going concern status. Any conversion of the Debentures and/or convertible notes and/or any redemption of the Debentures in shares of our common stock may cause dilution to our stockholders and to our earnings per share.

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

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of June 30, 2020 was $17.4 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, and we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with JGB Collateral LLC and certain of its affiliates (“JGB”) contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

Our substantial debt combined with our other financial obligations and contractual commitments could have other significant adverse consequences, including:

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

The Debentures contain provisions that limit our operating and financing activities, including financial covenants relating to liquidity, indebtedness and Adjusted EBITDA (as defined in the indenture governing the Debentures). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of June 30, 2020, we were in full compliance with these covenants.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, ASCAP and BMI are governed by consent decrees relating to decades-old litigations. Changes to the terms of or interpretation of these consent decrees could affect Slacker’s ability to obtain licenses from these PROs on favorable terms, which could harm its business, operating results, and financial condition. As of June 30, 2020, Slacker owed $0.8 million in aggregate royalty payments to such PROs.

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

Risks Related to Our PodcastOne Business

We face and will continue to face competition for ad-supported users, premium subscribers, and user listening time.

We also compete with providers of podcasts that offer an on-demand catalog of podcast content that is similar to ours. We face increasing competition from a growing variety of podcast providers that seek to differentiate their service by content offering and product features, and they may be more successful than us in predicting user preferences, providing popular content, and innovating new features.

Our competitors also include providers of internet radio, terrestrial radio, and satellite radio. Internet radio providers may offer more extensive content libraries than we offer and some may be offered internationally more broadly than our PodcastOne service. In addition, internet radio providers may leverage their existing infrastructure and content libraries, as well as their brand recognition and user base, to augment their services by offering competing on-demand podcast features to provide users with more comprehensive podcast service delivery choices. Terrestrial radio providers often offer their content for free, are well-established and accessible to consumers, and offer media content that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers, such as Sirius XM and iHeartRadio, may offer extensive and exclusive news, comedy, sports and talk content, and national signal coverage.

We believe that companies with a combination of technical expertise, brand recognition, financial resources, and digital media experience also pose a significant threat of developing competing on-demand audio distribution technologies. In particular, if known incumbents in the digital media space such as Facebook choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment, and leverage their existing user base and proprietary technologies to provide services that our users and advertisers may view as superior. Furthermore, Amazon Music, Apple Music, Apple Podcasts, Spotify, iHeartMusic and others have competing podcast services, which may negatively impact our business, operating results, and financial condition. Our current and future competitors may have higher brand recognition, more established relationships with content licensors and mobile device manufacturers, greater financial, technical, and other resources, more sophisticated technologies, and/or more experience in the markets in which we compete. Our current and future competitors may also engage in mergers or acquisitions with each other, as Sirius XM and Pandora have done, or to acquire smaller podcasting services, such as Spotify has done, to combine and leverage their audiences. Our current and future competitors may innovate new features or introduce new ways of consuming or engaging with content that cause our users, especially the younger demographic, to switch to another product, which would negatively affect our user retention, growth, and engagement. In addition, Apple and Google also own application store platforms and are charging in-application purchase fees, which are not being levied on their own applications, thus creating a competitive advantage for themselves against us. If other competitors that own application store platforms and competitive services adopt similar practices, we may be similarly impacted. As the market for on-demand audio on the internet and mobile and connected devices increases, new competitors, business models, and solutions are likely to emerge.

We also compete for users based on our presence and visibility as compared with other businesses and platforms that deliver audio content through the internet and connected devices. We face significant competition for users from companies promoting their own digital audio content online or through application stores, including several large, well-funded, and seasoned participants in the digital media market. Device application stores often offer users the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since an application was released or updated, or the category in which the application is placed. The websites and applications of our competitors may rank higher than our website and our PodcastOne application, and our application may be difficult to locate in device application stores, which could draw potential users away from our service and toward those of our competitors. If we are unable to compete successfully for users against other digital media providers by maintaining and increasing our presence, ease of use, and visibility online, on devices, and in application stores, our number of premium subscribers, ad-supported users, and the amount of content streamed on our service may fail to increase or may decline and our subscription fees and advertising sales may suffer.

We compete for a share of advertisers’ overall marketing budgets with other content providers on a variety of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure, and ability to deliver large volumes or precise types of advertisements to targeted user demographic pools. We also compete for advertisers with a range of internet companies, including major internet portals, search engine companies, social media sites, and mobile applications, as well as traditional advertising channels such as terrestrial radio and television.

Large internet companies with strong brand recognition, such as Facebook, Google, Amazon, and Twitter, have significant numbers of sales personnel, substantial advertising inventory, proprietary advertising technology solutions, and traffic across web, mobile, and connected devices that provide a significant competitive advantage and have a significant impact on pricing for reaching these user bases. Failure to compete successfully against our current or future competitors could result in the loss of current or potential advertisers, a reduced share of our advertisers’ overall marketing budget, the loss of existing or potential users, or diminished brand strength, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses, and prevent us from achieving or maintaining profitability.

Minimum guarantees required under certain of our podcast license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

Certain of our podcast license agreements contain minimum guarantees and/or require that we make minimum guarantee payments. As of June 30, 2020, we have estimated future minimum guarantee commitments of $5.1 million, primarily under license agreements for sound recordings and musical compositions (both for mechanical rights and public performance rights) but also under license agreements for podcasts. Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or user growth forecasts (e.g., number of users, active users, premium subscribers), or the number of podcasts used on our service. We may also be subject to minimum guarantees to rights holders with respect to certain strategic partnerships we enter into that may not produce all of the expected benefits. Accordingly, our ability to achieve and sustain profitability and operating leverage on our service in part depends on our ability to increase our revenue through increased sales of premium service and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for podcast content that contain minimum guarantees is frequently between one and two years, but our premium subscribers may cancel their subscriptions at any time. If our forecasts of premium subscriber acquisition or retention do not meet our expectations or the number of our premium subscribers or advertising sales decline significantly during the term of our license agreements, our margins may be materially and adversely affected. To the extent our premium service revenue growth or advertising sales do not meet our expectations, our business, operating results, and financial condition could also be adversely affected as a result of such minimum guarantees. In addition, the fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of streaming content owned by each content provider, as well as our own user growth and forecasted advertising revenue, to forecast whether such minimum guarantees could be recouped against our actual content acquisition costs incurred over the duration of the license agreement. To the extent that these revenue and/or market share estimates underperform relative to our expectations, leading to content acquisition costs that do not exceed such minimum guarantees, our margins may be materially and adversely affected.

Expansion of our operations to deliver podcasts subjects us to increased business, legal, financial, reputational, and competitive risks.

Expansion of our operations to deliver podcasts and other non-music content involves numerous risks and challenges, including increased capital requirements, new competitors, and the need to develop new strategic relationships. Growth in these areas may require additional changes to our existing business model and cost structure, modifications to our infrastructure, and exposure to new regulatory, legal and reputational risks, including infringement liability, any of which may require additional expertise that we currently do not have. There is no guarantee that we will be able to generate sufficient revenue from podcasts or other non-music content to offset the costs of creating or acquiring this content. Further, we have initially established a reputation as a music streaming service and our ability to gain acceptance and listenership for podcasts or other non-music content, and thus our ability to attract users and advertisers to this content, is not certain. Failure to successfully monetize and generate revenues from such content, including failure to obtain or retain rights to podcasts or other non-music content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business, operating results, and financial condition.

In addition, we enter into multi-year commitments for original content that we produce or commission. Given the multiple-year duration and largely fixed cost nature of such commitments, if our user growth and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content that we produce or commission will typically require more upfront cash payments than other content licenses or arrangements whereby we do not pay for the production of such content. To the extent our user and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of such content commitments. The long-term and fixed cost nature of certain content commitments may also limit our flexibility in planning for or reacting to changes in our business, as well as our ability to adjust our content offering if our users do not react favorably to the content we produce. Any such event could adversely impact our business, operating results, and financial condition.

Increases in the costs in relation to podcast content creators, such as higher hosts’ compensation and costs of discovering and cultivating a top podcast content creator, may have an adverse effect on our business, financial condition and results of operations.

We depend upon podcast content creators to continuously provide a large variety of high-quality content on our platform, which is a key factor of engaging and satisfactory user experience that ensures long-term user stickiness. We compete with other audio platforms for active, popular or celebrity content creators. To attract and retain top content creators and maintain the high level of content quality, we enter into contracts with our podcast content creators under which such creators are usually paid a certain percentage of the ad sales and other revenue that we generate related to their podcast. The compensation to a top podcast content creator may increase as the competition intensifies. If our content creators become too costly, we will not be able to produce high quality content at commercially acceptable costs. If our competitors’ platforms offer higher revenue sharing percentage with an intent to attract our popular podcast content creators, costs to retain such content creators may increase. Furthermore, as our business and user base further expands, we may have to devote more resources in encouraging our podcast content creators to produce content that meets the evolving interests of a diverse user base, which would increase the costs of content on our platform. If we are unable to generate sufficient revenues that outpace our increased costs in relation to content creators, our business, financial condition and results of operations may be materially and adversely affected.

We use third-party services and technologies in connection with our PodcastOne business, and any disruption to the provision of these services and technologies to us could result in adverse publicity and a slowdown in the growth of our PodcastOne users, which could materially and adversely affect our business, financial condition and results of operations.

Our PodcastOne business depends upon services provided by, and relationships with, third parties. PodcastOne currently engages third-party service providers in certain areas of its operations such as monitoring of its podcasts. If such third-party service providers fail to detect the illegal or inappropriate activities or content in our podcasts, we may be subject to regulator’s disapproval or penalties as well as adverse media exposure which could materially and adversely affect our business, financial condition and results of operations. In addition, some third-party software we use in our operations is currently publicly available without charge. If the owner of any such software decides to make claims against us, charge users, or no longer makes the software publicly available, we may need to enter into settlement with such owners, incur significant cost to license the software, find replacement software or develop it on our own. If we are unable to find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

Our overall network relies on bandwidth connections provided by third-party operators and we expect this dependence on third parties to continue. The networks maintained and services provided by such third parties are vulnerable to damage or interruption, which could impact our business, financial condition and results of operations.

We also depend on the third-party online payment systems for sales of our products and services. If any of these third-party online payment systems suffer from security breaches, users may lose confidence in such payment systems and refrain from purchasing our virtual gifts online, in which case our results of operations would be negatively impacted.

We exercise no control over the third-parties with whom we have business arrangements. For some of services and technologies such as online payment systems, we rely on a limited number of third-party providers with limited access to alternative networks or services in the event of disruptions, failures or other problems. If such third-parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 12,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433 shares have been issued, 5,685,697 restricted stock units have been granted and options to purchase 4,383,334 shares of our common stock have been granted and are outstanding as of June 30, 2020. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2016 Plan, as amended, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

During the three months ended June 30, 2020, we issued 559,857 shares of our common stock valued at $1.5 million to various consultants. We valued these shares at prices between $1.26 and $3.56 per share, the market price of our common stock on the date of issuance.

During the three months ended June 30, 2020, we issued 300,000 restricted stock units to various employees and consultants. We valued these restricted stock units at $1.86 per share, the market price of our common stock on the date of issuance.

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

On December 31, 2014, we converted accounts payable into a senior promissory note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by our former attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to December 31, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and is in default. In addition, the holder of the Note obtained a judgement against us for nonpayment of the Note in the State of Delaware in August 2019 and in the State of California in September 2019, and filed a judgement lien in December 2019 with the Secretary of State of California related to the California judgement. As of June 30, 2020 and March 31, 2020, the balance due of $0.3 million and $0.3 million includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Form of 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
4.2	Form of Amendment to 12.75% Original Issue Discount Senior Secured Convertible Debentures due June 29, 2021, dated February 11, 2019 (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
4.3	Convertible Promissory Note, dated as of February 5, 2020, between React Presents, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
4.4	Form of 8.5% Subordinated Secured Convertible Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2020).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).

10.7†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.8†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.9†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.10†	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).
10.11†	Amendment No. 3 to Employment Agreement, dated as of March 31, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.12†	Amendment No. 4 to Employment Agreement, dated as of April 16, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.13†	Amendment No. 5 to Amended and Restated Employment Agreement, dated as of December 20, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2019).
10.14†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.15†	Amendment No. 1 to Employment Agreement, dated as of March 31, 2019, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.16†	Amendment No. 2 to Employment Agreement, dated as of April 16, 2020 and effective as of April 1, 2020, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
10.17	Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.18	Subsidiary Guarantee, dated as of June 29, 2018, made by each of the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.19	Security Agreement, dated as of June 29, 2018, among the Company, the Guarantors and JGB Collateral LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).
10.20	Amendment Agreement, dated as of February 11, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, among the Company and JGB Partners, LP, JGB Capital, LP and JGB (Cayman) Finlaggan Ltd. (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).

10.21	Amendment Agreement, dated as of July 25, 2019, to the Securities Purchase Agreement, dated as of June 29, 2018, as amended on February 11, 2019, among the Company and JGB Capital Partners, LP, JGB Capital, LP, JGB (Cayman) Finlaggan Ltd and JGB Collateral LLC (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019).
10.22	Amendment Agreement, dated as of January 31, 2020, to the Securities Purchase Agreement, dated as of June 29, 2018, as amended on February 11, 2019 and January 31, 2020, among the Company and JGB Capital Partners, LP, JGB Capital, LP, JGB (Cayman) Finlaggan Ltd and JGB Collateral LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 6, 2020).
10.23	Form of Securities Purchase Agreement, dated as of July 25, 2019, between the Company and certain investors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2019).
10.24†£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.25†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.26	Amendment, dated as of September 20, 2019, to the Interactive Radio Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.27£	Amendment, dated as of September 27, 2019, to the Amended and Restated Interactive Radio and Music Services Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.28	Membership Interest Purchase Agreement, dated as of February 5, 2020, among the Company, LiveXLive Events, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
10.29	Promissory Note, dated as of April 13, 2020, between the Company and MidFirst Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
10.30	Stock Purchase Agreement, dated as of May 7, 2020, by and among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.31£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).
10.32	Shares Issuance Agreement, dated as of July 17, 2020, between the Company and music label (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2020).
10.33£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2020).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: August 14, 2020	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Michael Zemetra
Michael Zemetra
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)