Form 10-Q
period 2020-09-30
LiveXLive Media, Inc.
filed 2020-11-16
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 13, 2020, there were 72,105,036 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveXLive Media, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2020	2020
Assets
Current Assets
Cash and cash equivalents	$20,744	$5,702
Restricted cash	235	6,735
Accounts receivable, net	8,561	3,889
Prepaid expense and other assets	3,941	1,396
Total Current Assets	33,481	17,722
Property and equipment, net	3,617	3,397
Goodwill	21,517	9,672
Intangible assets, net	22,322	23,198
Other assets	76	127
Total Assets	$81,013	$54,116

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$20,737	$30,723
Accrued royalties	15,724	13,071
Notes payable, net	1,862	331
Deferred revenue	1,677	949
Unsecured convertible notes, net	5,300	-
Senior secured convertible debentures, net	-	2,720
Total Current Liabilities	45,300	47,794
Senior secured convertible debentures, net	-	6,505
Unsecured convertible notes, net	1,818	6,794
Senior secured convertible notes, net	12,874	-
Notes payable, net	1,106	-
Other long-term liabilities	6,609	45
Deferred income taxes	108	108
Total Liabilities	67,815	61,246

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 71,689,101 and 58,984,382 shares issued and outstanding, respectively	72	59
Additional paid in capital	158,968	120,932
Accumulated deficit	(145,842)	(128,121)
Total stockholders’ equity (deficit)	13,198	(7,130)
Total Liabilities and Stockholders’ Equity (Deficit)	$81,013	$54,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Revenue:	$14,559	$9,583	$25,066	$19,081

Operating expenses:
Cost of sales	10,299	8,453	17,960	17,466
Sales and marketing	2,076	2,100	3,422	3,811
Product development	2,288	2,505	4,374	4,928
General and administrative	5,615	5,103	9,600	9,928
Amortization of intangible assets	1,407	1,354	2,658	3,142
Total operating expenses	21,685	19,515	38,014	39,275
Loss from operations	(7,126)	(9,932)	(12,948)	(20,194)

Other income (expense):
Interest expense, net	(1,021)	(940)	(3,099)	(1,810)
Loss on extinguishment of debt	(1,488)	-	(1,488)	-
Other income (expense)	(552)	253	(182)	419
Total other income (expense), net	(3,061)	(687)	(4,769)	(1,391)

Loss before provision for income taxes	(10,187)	(10,619)	(17,717)	(21,585)

Provision for income taxes	(2)	-	(4)	-
Net loss	$(10,189)	$(10,619)	$(17,721)	$(21,585)

Net loss per share – basic and diluted	$(0.15)	$(0.19)	$(0.28)	$(0.40)
Weighted average common shares – basic and diluted	69,035,037	55,891,299	64,127,618	54,115,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2020	59,575,491	$59	$124,278	$(135,653)	$(11,316)
Shares issued for services to consultants and vendors	2,784,173	4	8,962	-	8,966
Stock-based compensation	-	-	1,703	-	1,703
Vested employee restricted stock units	1,225,801	1	(1)	-	-
Interest paid in kind	-	-	9	-	9
Exercise of employee stock options	120,000	-	481	-	481
Shares issued in the public offering, net of cost	1,820,000	2	7,129	-	7,131
Shares issued for PodcastOne acquisition	5,363,636	5	14,547	-	14,552
Debt issuance shares	800,000	1	1,860	-	1,861
Net loss	-	-	-	(10,189)	(10,189)
Balance as of September 30, 2020	71,689,101	$72	$158,968	$(145,842)	$13,198

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2020	58,984,382	$59	$120,932	$(128,121)	$(7,130)
Shares issued for services to consultants and vendors	3,344,030	4	10,459	-	10,463
Stock-based compensation	-	-	3,552	-	3,552
Vested employee restricted stock units	1,257,053	1	(1)	-	-
Interest paid in kind	-	-	9	-	9
Exercise of employee stock options	120,000	-	481	-	481
Shares issued in the public offering, net of cost	1,820,000	2	7,129	-	7,131
Shares issued for PodcastOne acquisition	5,363,636	5	14,547	-	14,552
Debt issuance shares	800,000	1	1,860	-	1,861
Net loss	-	-	-	(17,721)	(17,721)
Balance as of September 30, 2020	71,689,101	$72	$158,968	$(145,842)	$13,198

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2019	52,378,133	$52	$101,904	$(100,160)	$1,796
Shares issued for services to consultants and vendors	456,689	1	1,700	-	1,701
Stock-based compensation	-	-	1,771	-	1,771
Interest paid in kind	-	-	29	-	29
Shares issued in the public offering, net of cost	5,000,000	5	9,568	-	9,573
Net loss	-	-	-	(10,619)	(10,619)
Balance as of September 30, 2019	57,834,822	$58	$114,972	$(110,779)	$4,251

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2019	52,275,236	$52	$98,605	$(89,194)	$9,463
Shares issued for services to consultants	559,586	1	2,468	-	2,469
Stock-based compensation	-	-	4,302	-	4,302
Shares issued for debt conversion	-	-	29	-	29
Shares issued in the public offering, net of cost	5,000,000	5	9,568	-	9,573
Net loss	-	-	-	(21,585)	(21,585)
Balance as of September 30, 2019	57,834,822	$58	$114,972	$(110,779)	$4,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended September 30,
	2020	2019
Cash Flows used in Operating Activities:
Net loss	$(17,721)	$(21,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,195	3,984
Common stock issued for services	1,875	2,389
Stock-based compensation	3,422	4,003
Amortization of debt discount	691	342
Interest paid in kind	9	29
Change in fair value of bifurcated embedded derivatives	(496)	(194)
Change in fair value of contingent consideration liability	(405)	-
Loss on extinguishment of debt	1,488	-
Changes in operating assets and liabilities:
Accounts receivable	(721)	471
Prepaid expenses and other current assets	(2,165)	(647)
Deferred revenue	693	(95)
Accounts payable and accrued liabilities	4,221	2,669
Other long-term liabilities	-	3,868
Net cash used in operating activities	(4,914)	(4,766)
Cash Flows from Investing Activities:
Increase in cash from the acquisition of PodcastOne	1,286	-
Purchases of property and equipment	(1,510)	(982)
Net cash used in investing activities	(224)	(982)
Cash Flows from Financing Activities:
Repayment of senior secured convertible debentures	(10,823)	(1,326)
Proceeds from senior secured convertible notes	13,139	-
Debt issuance costs	(190)
Amendment costs of senior secured debentures	-	(150)
Proceeds from issuance of shares of common stock, net	8,992	9,573
Proceeds from notes payable	2,145	-
Proceeds from exercise of stock options	481	-
Payments on capital lease liability	(64)	-
Net cash provided by financing activities	13,680	8,097
Net change in cash, cash equivalents and restricted cash	8,542	2,349

Cash, cash equivalents and restricted cash, beginning of period	12,437	13,939
Cash, cash equivalents and restricted cash, end of period	$20,979	$16,288

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$651	$927
Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally developed software	$130	301
Fair value of 5,363,636 shares of the Company’s common stock issued in connection with the PodcastOne acquisition	$14,552	$-
Fair value of 89,613 shares of the Company’s common stock issuable in connection with the PodcastOne acquisition and included in accrued liabilities	$243	$-
2,679,459 shares of common stock issued to consultants and vendors to settle accounts payable	$8,657	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2020 and 2019

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in West Hollywood, California. The Company is a global platform for livestream and on-demand audio, video and podcast content in music, comedy and pop culture.

On December 29, 2017, LiveXLive acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveXLive. On February 5, 2020. The Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company acquired 100% of the issued and outstanding equity interests of Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”) (see Note 4 – Business Combinations).

Basis of Presentation

The presented financial information includes the financial information and activities of React Presents for the three and six months ended September 30, 2020 (91 days and 182 days) and the three and six months ended September 30, 2019 (0 days). The presented financial information includes the financial information and activities of PodcastOne for the three and six months ended September 30, 2020 (91 days and 91 days) and September 30, 2019 (0 days).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2020, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended September 30, 2020. The results for the three months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2021 (“fiscal 2021”). The condensed consolidated balance sheet as of March 31, 2020 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “2020 Form 10-K”).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $21.0 million as of September 30, 2020). As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, and incurred a net loss of $10.2 million during the quarter ended September 30, 2020 and had a working capital deficiency of $11.8 million as of September 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate its business. The Company filed a universal shelf Registration Statement on Form S-3 which became effective in February 2019 to raise up to $150.0 million in cash from the sale of equity, debt and/or other financial instruments (the “Shelf S-3”). In July 2020, the Company (i) sold 1,820,000 registered shares of its common stock under the Shelf S-3 to a current institutional investor and another investor for proceeds of $7.1 million, net of $0.4 million of issuance costs (see Note 16 – Stockholders’ Equity) and (ii) issued 2,415,459 registered shares of its common stock under the Shelf S-3 to partially satisfy a $10.0 million vendor payment obligation, subject to adjustment. In August 2020, the Company repaid its senior secured convertible debentures, and in September 2020, the Company issued new senior secured convertible notes in the aggregate principal amount of $15.0 million (see Note 10 – Unsecured Convertible Notes and 11 – Senior Secured Convertible Notes). The new senior secured convertible notes require the Company to maintain aggregate cash deposits of $10.0 million until the notes are paid in full. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. The Company may also have to consider reducing certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that the Company’s attempts at any or all of these endeavors will be successful.

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

Note 2 — Summary of Significant Accounting Policies

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact is expected to become more adverse and to continue throughout at least the first half of the fiscal year ending March 31, 2021, and possibly longer. The Company’s event and programmatic advertising revenues were directly impacted in the first half of 2021 fiscal year with all on-premise in-person live music festivals and events postponed and mixed demand from historical programmatic advertising partners. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which in turn could adversely impact the Company’s near-term subscriber growth in 2021. During the six months ended September 30, 2020, the Company enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program loan (see Note 8 - Notes Payable) and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. The Company also launched a new pay-per-view (“PPV) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

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

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue performed on a monthly basis which represents the Company’s efforts to satisfy the performance obligation. Additionally, following the acquisition of PodcastOne, the Company began deriving revenue from podcast advertising. PodcastOne earns advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using audience activity.

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

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of September 30, 2020 and March 31, 2020, the Company accrued $15.7 million and $13.1 million of royalties, respectively, due to artists from use of Slacker’s radio services.

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

At September 30, 2020 and 2019, the Company had 167,363 warrants outstanding, 4,423,334 and 4,809,168 stock options outstanding, respectively, 4,518,105 and 2,628,510 restricted stock units outstanding, respectively, 0 restricted stock awards outstanding and 5,575,280 and 2,839,546 shares of common stock issuable, respectively, underlying the Company’s convertible notes and senior secured convertible notes.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the six months ended September 30, (in thousands):

	2020	2019
Cash and cash equivalents	$20,744	$16,053
Restricted cash	235	235
Total cash and cash equivalents and restricted cash	$20,979	$16,288

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of September 30, 2020, and March 31, 2020, the Company had restricted cash of $0.2 million and $6.7 million, respectively. The decrease in restricted cash as of September 30, 2020 as compared to March 31, 2020, was a result of the repayment of the senior secured convertible debentures in August 2020 (see Note 10 – Unsecured Convertible Notes).

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations. There were no impairment losses recorded on receivables for the three and six months ended September 30, 2020 and 2019.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At September 30, 2020, the Company had one customer that made up approximately 20% of the total gross accounts receivable balance. At March 31, 2020, the Company had two customers that made up approximately 22% and 57% of the total gross accounts receivable balance, respectively.

The Company’s accounts receivable at September 30, 2020 and March 31, 2020 is as follows (in thousands):

	September 30,	March 31,
	2020	2020
Accounts receivable, gross	$8,639	$4,109
Less: Allowance for doubtful accounts	(78)	(220)
Accounts receivable, net	$8,561	$3,889

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the six months ended September 30, 2020 and 2019, the Company capitalized $1.6 million and $1.0 million of internal use software, respectively.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. No impairment losses have been recorded in the three and six months ended September 30, 2020 and 2019.

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

Intangible Assets with Finite Useful Lives

The Company has certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Trademarks/Trade Names, Intellectual Property, Customer Relationships, Content Creator Relationships and Capitalized Software Development Costs resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Intellectual Property (15 years), Customer and Content Creator Relationships (1.5-5 years), Domain Names (5 years), and Software (5 years).

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the three and six months ended September 30, 2020 and 2019.

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

Adoption of New Accounting Pronouncements

 In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies three specific issues within ASC 842, Leases. Issue 1: Determining the Fair Value of the Underlying Asset by Lessors That Are Not Manufacturers or Dealers provides an exception for lessors that are not manufacturers or dealers for determining fair value of an underlying asset. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in ASC 820. Issue 2: Presentation on the Statement of Cash Flows specifies that lessors that are depository and lending institutions within the scope of ASC 942 will present all “principal payments received under leases” within investing activities on the statement of cash flows. Other lessors will continue to apply the guidance in ASC 842 that requires presentation of all cash receipts from leases within operating activities. Issue 3: Transition Disclosures Related to Topic 250, Accounting Changes and Error Corrections provides an exception to the paragraph 250-10-50-3 interim disclosure requirements in the ASC 842 transition disclosure requirements. This ASU was effective for fiscal years beginning after December 31, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company adopted this guidance in the first quarter of 2021. The adoption of this standard did not have, and is not expected to have, a material impact to the condensed consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-10 which amends the effective dates for the accounting standard, and ASU 2019-11 which clarifies narrow issues within the new credit losses standard. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures as well as the timing of adoption and the application method.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this update affect entities within the scope of Topic 740, Income Taxes. The amendments in this update simplify the accounting for income taxes by removing the following exceptions: 1. Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income) 2. Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment 3. Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary 4. Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this update also simplify the accounting for income taxes by doing the following: 1. Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. 2.Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. 3. Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority. 4. Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. 5. Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The FASB decided that for public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures, as well as the timing of adoption and the application method.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The FASB issued this ASU to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (“GAAP”) for certain financial instruments with characteristics of liabilities and equity. Complexity associated with the accounting is a significant contributing factor to numerous financial statement restatements and results in complexity for users attempting to understand the results of applying the current guidance. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. In addition to eliminating certain accounting models, the FASB also decided to enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance on the basis of feedback from financial statement users. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. . The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures, as well as the timing of adoption and the application method.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this ASU affect a wide variety of Topics in the Codification. This ASU contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). Those amendments are not expected to change current practice. The amendments in this ASU do not change GAAP and, therefore, are not expected to result in a significant change in practice. However, the FASB is aware that some entities may have applied the guidance being amended in an inconsistent manner. The inconsistent application of the guidance may result in some entities changing their current accounting practices and financial statement reporting. Therefore, the FASB is providing transition guidance for all the amendments in this ASU. The amendments in Sections B and C of this ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early application of the amendments in this ASU is permitted for public business entities for any annual or interim period for which financial statements have not been issued. For all other entities, early application of the amendments is permitted for any annual or interim period for which financial statements are available to be issued. The amendments in this ASU should be applied retrospectively. An entity should apply the amendments at the beginning of the period that includes the adoption. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures, as well as the timing of adoption and the application method.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenue
Subscription services	$7,732	$8,985	$16,602	$17,550
Advertising	5,492	598	5,743	1,274
Sponsorship and licensing	204	-	1,379	257
Ticket/Event	1,131	-	1,342	-
Total Revenue	$14,559	$9,583	$25,066	$19,081

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

The following table summarizes the significant changes in contract liabilities balances during the six months ended September 30, 2020 (in thousands):

Contract Liabilities
Balance as of March 31, 2020	$949
Revenue recognized that was included in the contract liability at beginning of period	(705)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,433
Balance as of September 30, 2020	$1,677

Note 4 — Business Combinations

PodcastOne

On July 1, 2020, the Company’s wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the equity interests of PodcastOne for net consideration of $15.9 million consisting of 5,363,636 shares of the Company’s common stock with a fair value of $14.6 million net of a 24% discount for lack of marketability described below, contingent consideration with a fair value of $1.1 million and an additional amount of $0.2 million relating to 89,613 shares of the Company’s common stock that will be issued as part of the final purchase price consideration that is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2020. The shares of the Company’s common stock are subject to a twelve-month lock-up period and sales volume restrictions and as a result, the fair value reflects a 24% discount for a lack of marketability.

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. In the future, the fair value of the contingent consideration liability will be remeasured on each balance sheet reported by the Company or on the settlement date of the contingent consideration liability, with changes in fair value reflected in earnings. The contingent consideration liability is classified within Other Long-term Liabilities in the accompanying condensed consolidated balance sheet at September 30, 2020 (see Note 13 - Other Long-term Liabilities).

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s single reportable segment. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of PodcastOne, the goodwill is not deductible for tax purposes. The initial accounting for the PodcastOne acquisition is incomplete and subject to change, which may be significant. The Company recorded provisional amounts and may allocate additional value to identified intangible assets.

The following table summarizes the fair value of the assets assumed in the PodcastOne acquisition (in thousands):

Asset Type	Weighted Average Amortization Period (Years)	Fair Value
Cash and cash equivalents		$1,286
Accounts receivable		3,951
Prepaid expense and other assets		316
Property and equipment		119
Content creator relationships	1.6	772
Trade name	10	1,010
Goodwill		11,845
Accounts payable and accrued liabilities		(2,932)
Deferred tax asset		972
Allowance for deferred tax asset		(972)
Note payable		(471)
Earn-out liability		(1,100)
Net assets acquired		$14,796

Since the acquisition date, the amount of revenue for PodcastOne included in the Company’s consolidated statements of operations for the three and six months ended September 30, 2020 was $5.3 million. The net income for PodcastOne included in the Company’s condensed consolidated statements of operations for the three and six months ended September 30, 2020 was $0.1 million. The Company incurred less than $0.2 million in transaction costs associated with the PodcastOne acquisition which were expensed and included in General and Administrative in the condensed consolidated statement of operations for the six months ended September 30, 2020.

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal year ended March 31, 2019.

The following table presents the revenues, net loss and earnings per share of the combined company for the three and six months ended September 30, 2020 and 2019 as if the acquisition of PodcastOne had been completed on April 1, 2019 (in thousands, except per share data).

	Three Months Ended September 30, (unaudited)
	2020	2019

Revenues	$14,559	$14,306
Net loss	(10,189)	(11,758)
Net loss per share – basic and diluted	$(0.15)	$(0.21)

	Six Months Ended September 30, (unaudited)
	2020	2019

Revenues	$29,812	$28,680
Net loss	(18,904)	(23,481)
Net loss per share – basic and diluted	$(0.29)	$(0.43)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition along with interest expense associated with the promissory note issued as consideration. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisition which included amortization of acquired intangible assets of $0.2 million and $0.3 million in the three and six months ended September 30, 2019, respectively and transaction costs of $0.2 million included in the three and six months ended September 30, 2019.

Fiscal 2020 Transactions

None

Note 5 — Property and Equipment

The Company’s property and equipment at September 30, 2020 and March 31, 2020 was as follows (in thousands):

	September 30,	March 31,
	2020	2020
Property and equipment, net
Production equipment	$54	$54
Computer, machinery, and software equipment	743	707
Furniture and fixtures	55	41
Leasehold improvements	65	41
Capitalized internally developed software	7,299	5,617
Total property and equipment	8,216	6,460
Less accumulated depreciation and amortization	(4,599)	(3,063)
Total property and equipment, net	$3,617	$3,397

Depreciation expense was $0.8 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and was $1.5 million and $0.8 million for the six months ended September 30, 2020 and 2019, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the six months ended September 30, 2020 (in thousands):

Goodwill
Balance as of March 31, 2020	$9,672
Acquisitions (Note 4 – Business Combinations)	11,845
Balance as of September 30, 2020	$21,517

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets, Tradenames, in the Company’s reportable segment for the six months ended September 30, 2020 (in thousands):

Tradenames
Balance as of March 31, 2020	$4,637
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2020	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2020 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$10,604	$8,676
Intellectual property (patents)	5,366	983	4,383
Customer relationships	6,570	5,391	1,179
Content creator relationships	772	95	677
Domain names	29	16	13
Brand and trade names	2,510	126	2,384
Non-compete agreement	250	56	194
Fan database	230	51	179
Total	$35,007	$17,322	$17,685

The Company’s finite-lived intangible assets were as follows as of March 31, 2020 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$8,674	$10,606
Intellectual property (patents)	5,366	805	4,561
Customer relationships	6,570	5,128	1,442
Domain names	29	13	16
Brand names	1,500	17	1,483
Non-compete agreement	250	14	236
Fan database	230	13	217
Total	$33,225	$14,664	$18,561

The Company’s amortization expense on its finite-lived intangible assets was $1.4 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and was $2.7 million and $3.1 million for the six months ended September 30, 2020 and 2019, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2021 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2021 (remaining six months)	$2,788
2022	5,558
2023	3,989
2024	566
2025	566
Thereafter	4,218
$17,685

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities (including accrued interest) at September 30, 2020 and March 31, 2020 were as follows (in thousands):

	September 30,	March 31,
	2020	2020
Accounts payable	$11,196	$26,703
Accrued liabilities	9,454	3,938
Lease liabilities, current	87	82
	$20,737	$30,723

Note 8 — Notes Payable

	September 30,	March 31,
	2020	2020
Senior promissory note	$341	$331
SBA loan	152	-
PPP loans	2,475	-
	2,968	331
Less: Current portion of Notes payable	(1,862)	(331)
Notes payable	$1,106	$-

Senior Promissory Note

On December 31, 2014, the Company converted accounts payable into a Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. In February 2018, the Note holder filed a claim for collection of the Note (see Note 14 – Commitments and Contingencies). In February 2019, as part of a settlement agreement, the parties agreed to the repayment of the Note on or before June 30, 2019. As of the date of this Quarterly Report, the Note has not been extended and is currently past due. In addition, the holder of the Note obtained a judgement against the Company for nonpayment of the Note in the State of Delaware in August 2019 and a judgement lien against the Company in the State of California in the third fiscal quarter ended December 31, 2019. As of September 30, 2020, and March 31, 2020, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively.

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the U.S. Small Business Administration (the “SBA”). Installment payments, including principle and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum.

PPP Loans

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

On July 1, 2020, the Company acquired PodcastOne and the $0.5 million PPP loan originally obtained by PodcastOne is currently outstanding. Monthly payments including principle and interest begin 7 months from the date of the promissory note, April 26, 2020. The balance is payable 2-years from the date of the promissory note, and bears interest at a rate of 1% per annum.

All or a portion of these loans may be forgiven by the SBA upon application by the Company before the maturity date of the loan and upon documentation of expenditures in accordance with the SBA requirements. In the event the loans, or any portion thereof, are forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. While the Company intends to apply for the forgiveness of the loans, there are no assurances that the Company will obtain forgiveness of the loans in whole or in part. The Company intends to use the proceeds from the loans for qualifying expenses.

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

Note 9 — Senior Secured Convertible Debentures

	September 30,	March 31,
	2020	2020
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$-	$10,118
Accrued interest	-	101
Fair Value of Embedded Derivatives	-	524
Less: Discount	-	(1,518)
Net	-	9,225
Less: Senior Secured Convertible Debentures, current	-	(2,720)
Senior Secured Convertible Debentures, long-term	$-	$6,505

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

The June 2018 Debentures were to mature on June 29, 2021, accrued interest at 12.75% per year, and were convertible into shares of common stock of the Company at a conversion price of $10.00 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”).

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

On August 31, 2020, the Company fully repaid the Debentures issued to its former senior lenders on June 29, 2018, as amended, as provided in such Debentures. In connection with such repayment, all of the agreements among the Company, its subsidiary guarantors and the senior lenders and their collateral agent were terminated, provided, that the Company’s indemnification obligations in the Securities Purchase Agreement, dated as of June 20, 2018, as amended, between the Company and the senior lenders shall survive on the terms therein. Additionally, a prepayment penalty of 8% was paid on repayment of the Debentures in the amount of $0.7 million and is included in the total $1.5 million loss on extinguishment of debt in the accompanying condensed consolidated statement of operations.

Note 10 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at September 30, 2020 and March 31, 2020 were as follows (in thousands):

	September 30,	March 31,
	2020	2020
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2021	$4,254	$4,120
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2021	1,069	1,035
Less: Discount	(23)	(41)
Net	5,300	5,114

Unsecured Convertible Promissory Note	$2,000	$2,000
Accrued Interest	109	24
Less: Discount	(353)	(485)
Fair Value of Embedded Derivatives	62	141
Net	1,818	1,680
Unsecured Convertible Notes, Net	7,118	6,794
Less: Unsecured Convertible Notes, Current	(5,300)	-
Unsecured Convertible Notes, Net, Long-term	$1,818	$6,794

Total principal maturities of the Company’s long-term borrowings, including the senior secured convertible notes, unsecured convertible notes, and notes payable are $1.0 million for the year ending March 31, 2021 (remaining nine months), $8.2 million for the year ending March 31, 2022 and $15.2 million for the year ending March 31, 2023. Thereafter, the Company’s principal maturities are less than $0.1 million per year consisting of obligations to repay the PPP and SBA loans.

Unsecured Convertible Notes – Related Party

As of September 30, 2020 and March 31, 2020, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). At September 30, 2020, the balance due of $4.3 million, which included $0.8 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2020, the balance due of $4.1 million, which included $0.5 million of accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). For the six months ended September 30, 2020, the Company amortized less than $0.1 million of discount to interest expense, and the unamortized discount as of September 30, 2020 was less than $0.1 million. As of September 30, 2020, $0.2 million of accrued interest was added to the principal balance.

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

Unsecured Convertible Promissory Note

On February 5, 2020, React Presents issued a two-year $2.0 million Convertible Promissory Note (the “Unsecured Note”), bearing annual interest at 8%. The purpose of the Unsecured Note was to fund the acquisition of React Presents. All unpaid and outstanding principal and any unpaid and accrued interest is due on February 5, 2022. The Unsecured Note is convertible by the holder at any time prior to maturity in part or in whole with the unpaid interest and principal convertible at a conversion price equal to $4.50 per share of the Company’s common stock, subject to certain protective adjustments. The Unsecured Note may be prepaid in whole or in part in cash without penalty at any time prior to maturity. Any such prepayment will be applied to accrued interest first and then the principal.

The Company has evaluated the Unsecured Note and has determined that it includes two derivative instruments which are bifurcated from the underlying unsecured convertible notes relating to provisions around an event of default and change of control. The Company performed a fair value analysis using a binomial lattice calculation on the event of default derivative instrument using the following assumptions. Coupon Rate: 8.0%, Term: 2.0 years, Volatility: 100.0%, Market Rate: 27.7% and Probability of Default: 33.1%. The Company determined that at issuance, the fair value of the derivative instruments were $0.1 million. The Company has recorded the fair value of the derivatives and corresponding debt discount within the unsecured convertible notes payable on the accompanying condensed consolidated balance sheet.

At September 30, 2020, the Company performed a fair value analysis using a binomial lattice calculation on the derivative instruments using the following assumptions: Coupon Rate: 8.0%, Term: 1.35 years, Volatility: 104.1%, Market Rate: 38.8% and Probability of Default: 44.2%. The Company determined that as of the assessment date, the fair value is $0.1 million. The change in fair value of $0.1 million is recorded in other income (expense) on the accompanying condensed consolidated statements of operations for the six months ended September 30, 2020.

Note 11 — Senior Secured Convertible Notes

	September 30,	March 31,
	2020	2020

Senior Secured Convertible Notes	$15,000	$-
Accrued interest	-	-
Fair value of embedded derivatives	553	-
Less: Discount	(2,679)	-
Net	12,874	-
Less: Senior Secured Convertible Notes, current	-	-
Senior Secured Convertible Notes, long-term	$12,874	$-

On September 15, 2020 (the “Closing Date”), the Company issued two-year senior secured convertible notes in the aggregate principal amount of $15.0 (the “Senior Notes”) with Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners, Ltd. (collectively, the “Purchaser”). The Purchaser are funds affiliated with No Street Capital a San Francisco-based investment firm.

In connection with the Senior Notes, the Company paid $0.2 million in certain fees, including direct costs of $0.2 million consisting of $90,000 for Purchaser’s transaction costs which was subtracted from the $15.0 million disbursement, $75,000 to Purchaser’s outside legal counsel as its transaction fees and $25,000 to the Company’s outside legal counsel (collectively, the “Issuance Costs”).

The sale of the Senior Notes was completed pursuant to the Securities Purchase Agreement, dated as of July 2, 2020, as amended on July 30, 2020 (as amended, the “Senior SPA”), and (ii) issued to the Purchaser 800,000 shares (the “Shares”) of the Company’s common stock valued at $2.1 million. The Senior Notes and the Shares were issued as restricted securities in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

The Senior Notes mature on the 2nd anniversary of the Closing Date, accrue interest at 8.5% per year with interest is payable quarterly in cash in arrears, and are convertible into shares of the Company’s common stock at a conversion price of $4.50 per share at the applicable Purchaser’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). The Company does not have the right to prepay any or all of the Senior Notes prior to their maturity.

The Company’s obligations under the Senior Notes may be accelerated upon the occurrence of certain customary events of default (as defined in the Senior Notes) and are guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), entered into by all of the Company’s subsidiaries (the “Guarantors”) in favor of the Purchaser. The Company’s obligations under the Senior Notes and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement, dated as of the Closing Date (the “Security Agreement”), and an Intellectual Property Security Agreement, dated as of the Closing Date (the “IP Security Agreement”), by a lien on all of the Company’s and the Guarantors’ assets and intellectual property, subject to certain exceptions. The Senior Notes require the Company to maintain aggregate cash deposits of $10.0 million until the Senior Notes are paid in full.

The Company and the Purchaser also entered into a Registration Rights Agreement, dated as of the Closing Date (the “RRA”), which grants the Assignees “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon the conversion of the Notes and the Shares (collectively, the “Registrable Securities”) with the SEC for resale or other disposition. Pursuant to the RRA, the Company is required to file with the SEC a resale Registration Statement on Form S-3 (or another suitable form) as soon as reasonably practical after the Closing Date, but in any event within 30 days after the Closing Date (the “Filing Date”), and have such Registration Statement be declared effective by the SEC on the date (the “Effectiveness Date”) which is the earlier of (i)(x) in the event that the initial Registration Statement is not subject to a full review by the SEC, 45 calendar days after the Filing Date, or (y) in the event that such initial Registration Statement is subject to a full review by the SEC, 90 calendar days after the Filing Date, and (ii) the fifth Business Day after the date the Company is notified by the SEC that such initial Registration Statement will not be reviewed or will not be subject to further review. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the initial Registration Statement is not filed prior to the Filing Date or is not declared effective by the SEC prior to the Effectiveness Date, the Company will be required to pay liquidated damages in cash to each of the Assignees in the amount of 2.0% of the purchase price of the Notes paid by such Assignee upon the date of the Event and then monthly thereafter until the Event is cured. In no event shall the aggregate amount of liquidated damages payable to each of the Assignees exceed in the aggregate 15% of the purchase price of the Notes paid by such Assignee. The Company also agreed to keep the initial Registration Statement continuously effective until the earliest to occur of (i) the date on which all of the Registrable Securities registered thereunder have been sold and (ii) the date on which all of the Registrable Securities covered by such Registration Statement may be sold without volume restriction pursuant to Rule 144 under the Securities Act. Subsequent to the quarter ended September 30, 2020, the Company filed such initial Registration Statement (See Note 19 – Subsequent Events).

In connection with the SPA, Robert S. Ellin, the Company’s CEO, Chairman, director and principal stockholder, agreed not to dispose of any equity securities of the Company owned by Mr. Ellin or any entity of which he is the beneficial owner and not to cease to be the beneficial owner of any other equity securities of the Company of which Mr. Ellin is the beneficial owner as of the Closing Date until the Senior Notes are paid in full (subject to certain customary exceptions), without the Purchaser’s prior written consent.

The Senior Notes and the Shares were issued in private placement transaction that will not registered under the Securities Act, in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

As of September 30, 2020 and March 31, 2020, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 10 – Unsecured Convertible Notes.

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

Short term leases

Slacker leases its San Diego premises under operating leases expiring on December 31, 2020. Rent expense for the operating lease totaled $0.1 million and $0.1 million for the three and six month periods ended September 30, 2020 and 2019, respectively.

React Presents leases its Chicago, Illinois premises under an operating lease expiring October 9, 2020. Rent expense for the operating leases totaled less than $0.1 million for the three and six month periods ended September 30, 2020.

PodcastOne leases its Los Angeles premises under an operating lease expiring on December 31, 2020. Rent expense for the operating lease totaled $0.1 million for the three and six month periods ended September 30, 2020.

Remaining lease commitments at September 30, 2020 is $0.2 million.

Operating lease costs for the six months ended September 30, 2020 consisted of the following (in thousands):

September 30, 2020
Fixed rent cost	46
Short term lease cost	282
Total operating lease cost	$328

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	September 30, 2020
Operating lease right-of-use assets	$87
Total operating lease right-of-use assets	87

Operating lease liability, current	$87
Operating lease liability, noncurrent	-
Total operating lease liabilities	$87

Future maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

For Years Ending March 31,
2021 (remaining six months)	$47
2022	47
Total lease payments	94
Less: imputed interest	(7)
Present value of operating lease liabilities	$87

Significant judgments

Discount rate – the Company’s lease is discounted using the Company’s incremental borrowing rate of 8.5% as the rate implicit in the lease is not readily determinable.

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

On May 1, 2019, the Company entered into a month to month agreement with a third party to lease certain office space in Los Angeles, California for $20 thousand per month. This agreement was subsequently amended on October 1, 2019 to $14 thousand per month with a termination date of December 31, 2019. Effective January 1, 2020, the Company was given the right to occupy approximately 5,200 square feet of office space in West Hollywood, California. The space was provided to the Company by an unrelated third party and is fully furnished. The Company compensates the landlord in cash at the rate of approximately $40 thousand per month for months that the Company occupies the space, provided, that the Company and the temporary trustee of landlord’s assets agreed that such payments shall be $22.4 thousand per month for the months of December 2019 and January 2020. The Company or the third party has the right to terminate the arrangement at any time without prior notice. Rent expense for the month to month arrangements totaled less than $0.1 million for the three and six month periods ended September 30, 2020 and $0.1 million for the three and six month periods ended September 30, 2019.

Note 13 — Long-Term Liabilities

Subsequent to the quarter ended September 30, 2020 ( see Note 19 – Subsequent Events), Slacker entered into an amendment to existing agreements with a certain licensor of music content (the “Music Partner”) which own and license rights to Slacker to certain sound recordings. Pursuant to this amendment, payment terms on $5.9 million of outstanding balances to the Music Partner were extended over periods between 12 and 24 months, and recorded as other long-term liabilities along with the fair value of the PodcastOne earnout, as follows:

	September 30,	March 31,
	2020	2020

Due to Music Partner	$5,914	$-
Fair value of contingent consideration liability	695	-
Other long-term liabilities	$6,609	$-

The contingent consideration liability resulted from the business combination with PodcastOne (Note 4- Business Combinations) and is carried at fair value (see Note 17- Fair Value Measurements).

Note 14 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of September 30, 2020, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $3.9 million for the fiscal year ending March 31, 2021, $6.8 million for the fiscal year ending March 31, 2022, $5.9 million for the fiscal year ending March 31, 2023 and $4.1 million for the fiscal year ending March 31, 2024. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of September 30, 2020, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $0.7 million for the fiscal year ending March 31, 2021, $0.7 million for the fiscal year ending March 31, 2022 and $0.1 million for the fiscal year ending March 31, 2023.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of September 30, 2020, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Legal Proceedings

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about December 31, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. On March 27, 2020, Wynn filed an amended complaint adding Schnaier, Danco and Gamtix, LLC (parties unrelated to the Company) as additional defendants in this matter. On July 29, 2020, Wynn submitted a written discovery request to LXL Tickets in this matter. Currently, the discovery proceedings are continuing and the Company is cooperating with Wynn’s discovery request, subject to standard objections. As of September 30, 2020, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP (“Manatt”) served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At September 30, 2020 the promissory note has not been paid and is currently past due.

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

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until the Company’s fiscal year ending March 31, 2022 (unless further delayed as a result of the COVID-19 pandemic). In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. As of September 30, 2020, all of plaintiffs’ claims other than fraudulent inducement have been dismissed or addressed by the parties or the court, subject to plaintiffs currently appealing the dismissal of the breach of the implied covenant of good faith and fair dealing claims related to Mr. Schnaier’s employment agreement with LXL Tickets. On November 10, 2020, the court of appeals granted the Company’s motion to dismiss plaintiff’s breach of the implied covenant of good faith and fair dealing claims. The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to the remaining claims. As of September 30, 2020, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to such claims. As of September 30, 2020, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On May 6, 2020, Xcellence, Inc. (dba Xact Data Discovery) filed a claim in the Los Angeles Superior Court against us claiming total damages of approximately of $0.56 million as a result of an alleged breach of contract and breach of warranty under the services agreement entered into between Xcellence and the Company. The Company was previously not made aware of this matter and as a result, on October 26, 2020, the court entered a default judgment against the Company in this matter. The Company strongly believes that the default was improperly entered into as a result of the plaintiff failing to correctly serve the Company. On November 13, 2020, the Company filed the motion to set aside the default judgement, and the hearing on the motion is set for January 19, 2021. The Company intends to vigorously defend it in this matter. As of September 30, 2020, the potential range of loss related to this matter was not material.

During each of the six months ended September 30, 2020 and 2019, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0 million.

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

Non-Income Related Taxes

In general, the Company has not historically collected state or local sales, use or other similar taxes in any jurisdictions in which the Company does not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of its music subscription services. In addition, the Company has not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which it has a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. The Company evaluated the new requirements, and based upon its assessment determined that its sales tax exposure was not material to the financial results as of September 30, 2020. The Company is in the process of determining how and when its collection practices will need to change in the relevant jurisdictions, including obtaining resale certificates from third party resellers of the Company’s music services, as necessary.

Note 15 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company made matching contributions of less than $0.1 million to the 401(k) Plan for each of the three and six month periods ended September 30, 2020 and 2019.

Note 16 — Stockholders’ Equity

Issuance of Common Stock in Public Offerings

In August 2020, the Company and Mani Brothers 9200 Sunset (DE), LLC, the landlord of its principal executive offices in West Hollywood, entered into the Occupancy Agreement. Pursuant to the agreement, the Company issued to MBRG Investors, LLC as the designee of the landlord 95,436 shares of the Company’s shares of common stock, at a price per share of $4.14, in full satisfaction of the Company’s payment obligation of approximately $0.4 million to the landlord, which is included in shares issued to consultants and vendors on the Condensed Consolidated Statement of Stockholders Equity (Deficit).

The offering of these shares was made pursuant to the Shelf S-3 and prospectus supplement related to the offering, which was filed with the SEC on August 11, 2020, and the final settlement and issuance of these shares occurred on August 11, 2020.

In July 2020, the Company issued directly to a certain institutional investor and another investor a total of 1,820,000 shares of the Company’s common stock for net cash consideration of approximately $7.1 million at a price per share of $4.14. The offering of the shares was made pursuant to the Shelf S-3 and a prospectus supplement related to the offering filed with the SEC on July 23, 2020.

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

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the six months ended September 30, 2020, the Company issued 3,344,030 shares of its common stock valued at $10.5 million to certain Company consultants and vendors which includes the shares issued to MBRG Investors, LLC and the shares issued to a certain music partner. Additionally, the Company incurred $0.8 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. During the three months and six months ended September 30, 2020, the Company recorded $9.0 million and $10.5 million, respectively, of expense related to stock issuances to its consultants. The remaining unrecognized compensation cost of $0.2 million is expected to be recorded over the next year as the shares vest.

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

Warrants

The table below summarizes the Company’s warrant activities during the six month’s ended September 30, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2020	167,363	$4.01	0.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, September 30, 2020	167,363	$4.01	0.69
Exercisable, September 30, 2020	167,363	$4.01	0.69

At September 30, 2020, the intrinsic value of warrants outstanding and exercisable was $0.

Issuance of Common Stock to Certain Music Partner

In July 2020, the Company issued to a certain music licensor 2,415,459 shares (the “Shares”) of its common stock at a price of $4.14 per share, to satisfy the Company’s payment obligation in the amount of $10.0 million owed to such music licensor (the “Threshold Amount”).  In the event that the value of the Shares as of September 30, 2020 is less than the Threshold Amount, the Company agreed to make an additional cash payment to such music licensor in an amount equal to the difference between (i) the Threshold Amount and (ii) the sum of (x) the net proceeds of any sales of the Shares by the music licensor plus (y) the aggregate value of the Shares not sold by the music licensor as of such date. As of September 30, 2020, the Company had accrued $3.1 million related to additional cash payment required. The shares were issued pursuant to the Shelf S-3 and a prospectus supplement related to the offering of these shares filed with the SEC on July 22, 2020. The Company did not receive any cash proceeds from the offering of these shares.

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

2016 Equity Incentive Plan

On September 17, 2020, our stockholders approved the amendment to the 2016 Equity Incentive Plan, as amended to increase the number of shares available for issuance under the plan by 5,000,000 shares.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in all of their new vehicles. In the six months ended September 30, 2020 and 2019, total revenue from the OEM was $11.2 million and $5.6 million, respectively.

Geographic Information

The Company operates as an internet live music streaming platform and produces, distributes and markets podcasts, based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 18 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability	$695	$-	$-	$695
Bifurcated embedded derivative on senior secured convertible notes payable	553	-	-	553
Bifurcated embedded derivative on unsecured convertible note payable	62	-	-	62
	$1,310	$-	$-	$1,310

	March 31, 2020
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$524	$-	$-	$524
Bifurcated embedded derivative on unsecured convertible note payable	141	-	-	141
	$665	$-	$-	$665

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy for the six month period ended September 30, 2020 (in thousands):

Amount
Balance as of March 31, 2020	$665
Initial measurement of contingent consideration from PodcastOne acquisition on July 1, 2020	1,100
Initial measurement of embedded derivatives on senior secured convertible notes issued on September 15, 2020	671
Adjustments reported in loss on extinguishment of debt	(225)
Fair value adjustments reported in earnings	(901)
Balance as of September 30, 2020	$1,310

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy for the six months ended September 30, 2019 (in thousands):

Amount
Balance as of March 31, 2019	$586
Total fair value adjustments reported in earnings	(194)
Balance as of September 30, 2019	$392

Bifurcated embedded derivative on senior secured convertible debentures, senior secured convertible notes payable, unsecured convertible notes payable and contingent consideration

The fair value of the bifurcated embedded derivatives on senior secured convertible debentures, senior secured convertible notes payable, unsecured convertible notes and contingent consideration was determined using the following significant unobservable inputs:

	September 30,	March 31,
	2020	2020

Bifurcated embedded derivative on senior secured convertible debentures Market yield	-	27.4%
Bifurcated embedded derivative on senior secured convertible notes payable Market yield	22.8%	-
Bifurcated embedded derivative on unsecured convertible note payable Market yield	38.8%	43.9%
Contingent consideration Market yield	22.8%

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is $0.2 million. The changes in fair value of $0.1 million and $0.4 million are recorded in other income (expense) on the Company’s consolidated statements of operations for the three-month and six month periods ended September 30, 2020, respectively.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	September 30, 2020
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,744	$20,744	$-	$-
Restricted cash	235	235	-	-
Liabilities:
Notes payable	2,968	-	-	2,968
Senior secured convertible notes payable, net	12,874	-	-	15,104
Unsecured convertible notes payable related party, net	5,300	-	-	5,950
Unsecured convertible notes, payable net	1,818	-	-	1,758

	March 31, 2020
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,702	$5,702	$-	$-
Restricted cash	6,735	6,735	-	-
Liabilities:
Note payable	331	-	-	331
Senior secured convertible debentures, net	8,701	-	-	9,254
Unsecured convertible notes payable related party, net	5,114			4,451
Unsecured convertible note payable	1,539	-	-	1,338

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2020 and March 31, 2020. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	September 30,	March 31,
	2020	2020
Senior secured convertible debentures, net (binomial lattice model):
Market yield	-	27.4%

Senior secured convertible notes payable, net (binomial lattice model):	22.8%	-
Market yield

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	38.8%	41.6%

Unsecured convertible note payable (yield model with a Black-Scholes-Merton option pricing model):
Market yield	38.8%	43.9%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of September 30, 2020 and March 31, 2020.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value. The Company’s senior convertible notes payable and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions detailed below. The senior convertible notes payable and unsecured convertible notes payable are valued using a binomial lattice model and a yield model with a Black-Scholes-Merton option pricing model, respectively.

Note 19 — Subsequent Events

Filing of Registration Statement on Form S-3

The Company filed an initial Registration Statement on Form S-3 in connection with its Senior Notes (see Note 11 – Senior Secured Convertible Notes) on October 14, 2020, and it was declared effective by the SEC on October 21, 2020.

Binding Letter of Intent for Business Combination

On October 22, 2020, the Company entered into a binding letter of intent with Custom Personalization Solutions, LLC (d/b/a CPS) (“CPS”). At the closing of the transactions contemplated under the letter of intent (the “Closing”), the Company or its acquisition subsidiary will acquire 100% of the issued and outstanding membership interests of CPS (the “Acquisition”), and following the Acquisition, CPS will continue as a standalone wholly owned subsidiary of the Company. The Acquisition is expected to close by December 31, 2020, subject to various customary closing conditions and other conditions, including, among others, approval of the Company’s board of directors, satisfactory completion of the Company’s due diligence of CPS and execution of new employment agreements between CPS and certain of its key employees. The parties may elect to execute a long-form definitive agreement with respect to the Acquisition on the terms set forth in the letter of intent (the “Long-Form Agreement”).

At the Closing, upon satisfaction of each of the closing conditions set forth in the letter of intent, the Company shall issue to the holders of all of CPS’ issued and outstanding membership interests (the “Sellers”) $4.5 million worth of shares (the “Initial Shares”) of the Company’s restricted common stock. In addition, the Company shall issue $1.5 million worth of shares of its restricted common stock (the “Additional Shares” and together with the Initial Shares, the “Shares”) if: (i) CPS reports GAAP revenue of $20.0 million and $1.0 million of earnings before interest, taxes and depreciation for the year ended December 31, 2020, and (ii) at the closing, CPS’ target working capital is $2.7 million (including $0.8 million of cash) and CPS has no more than $1.3 million in outstanding indebtedness. The Shares shall be priced based on the Volume-Weighted Average Closing Price (as defined in the Agreement) and shall be subject to a lock-up period of 12 months from the closing date, such that no Shares can be sold, transferred, assigned, hypothecated, or in any way disposed of, or any right or interest therein, whether voluntarily or by operation of law, or by gift or otherwise prior to the expiration of such period.

The parties to the letter of intent made certain representations, warranties and covenants that are customary for transactions of this nature (including exclusivity), agreed to certain indemnification terms as set forth in the letter of intent, and agreed to enter into certain agreements in connection with the Acquisition. The parties have certain customary termination rights as set forth in the letter of intent, and the letter of intent shall automatically terminate if the Closing has not occurred on or before December 6, 2020, unless otherwise agreed to by the parties, or if the parties do not enter into the Long-Form Agreement by such date; provided that such termination date shall be extended by 30 days if the parties mutually agree in writing and are engaged in good faith negotiations regarding the Long-Form Agreement. There can be no assurance that the Acquisition will be consummated or as to the date by which the Acquisition may be consummated, if at all. The shares of common stock to be issued by the Company in connection with the transactions contemplated by the letter of intent will be issued in a private placement that will rely upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Amendment to Royalty Payment Plan Agreements

On October 30, 2020, the Company entered into an amendment to existing royalty payment plan agreement with a certain licensor of music content which owns and licenses rights to the Company to certain sound recordings. Pursuant to this amendment, payment terms on $5.9 million of outstanding balances to such music licensor were extended over periods between 12 and 24 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “our” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended September 30, 2020, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our chief operating decision maker regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through subscription services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform. In the fourth quarter of our fiscal year ended March 31, 2020, we began generating ticketing, sponsorship, and promotion-related revenue from live music events through our February 2020 acquisition of React Presents, LLC (“React Presents”), a leading live entertainment and promoter of electronic dance music (“EDM”) festivals and events. In May 2020 we launched a new pay-per-view (“PPV”) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. Effective July 2020, we entered the podcasting business with the acquisition of Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”).

For the six months ended September 30, 2020 and 2019, we reported revenue of $25.1 million and $19.1 million, respectively. For the six months ended September 30, 2020 and 2019, one customer accounted for 66% and 56% of our consolidated revenues, respectively.

Key Corporate Developments for the Quarter Ended September 30, 2020

During the three months ended September 30, 2020, we successfully produced and livestreamed 29 live events, generating over 7.5 million live views, with 274 artists livestreamed and 215 hours of live programming.

We launched a new pay-per-view (“PPV”) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship.

We ended the September 30, 2020 quarter with approximately 936,000 paid subscribers on our music platform, up from approximately 775,000 at September 30, 2019, representing 21% annual growth and had approximately 0.8 million monthly active users (“MAUs”). Included in the total number as of September 30, 2020 are certain subscribers which are the subject of a contractual dispute. We are currently not recognizing revenue related to these subscribers.

On July 1, 2020, we acquired 100% of the equity interests of PodcastOne for net consideration of $15.9 million consisting of 5,363,636 shares of our common stock with a fair value of $14.6 million net of a 24% discount for lack of marketability described below, contingent consideration with a fair value of $1.1 million and an additional amount of $0.2 million relating to 89,613 shares of our common stock that will be issued as part of the final purchase price consideration. The shares of our common stock are subject to a twelve-month lock-up period and sales volume restrictions and as a result, the fair value reflects a 24% discount for a lack of marketability.

On August 31, 2020, we repaid in full our senior secured convertible debentures issued to our former senior lenders on June 29, 2018, as amended, as provided in such debentures. In connection with such repayment, all of the agreements among us, our subsidiary guarantors and the senior lenders and their collateral agent were terminated, provided, that our indemnification obligations in the Securities Purchase Agreement, dated as of June 29, 2018, as amended, between us and the senior lenders shall survive on the terms therein.

As required under the Shares Issuance Agreement, dated as of July 17, 2020, entered between us and UMG Recordings, Inc. (“UMGR”), due to the value of shares issued to UMGR under such agreement, together with the net proceeds of all sales of such shares by UMGR, being less than $10 million as of September 30, 2020, we recorded an accrued liability of $3.1 million owed to UMGR in connection with such agreement.

Effective as of September 15, 2020, we (i) completed the sale and issuance of our senior secured convertible notes in the aggregate principal amount of $15.0 million (the “Senior Notes”) to designees of a certain existing institutional investor (collectively, the “Purchaser”), for cash gross proceeds of $15.0 million (the “Financing”), pursuant to the Securities Purchase Agreement, dated as of July 2, 2020, as amended on July 30, 2020, and (ii) issued to the Purchaser 800,000 shares of our common stock. The Senior Notes mature on September 15, 2022, accrue interest at 8.5% per year with interest is payable quarterly in cash in arrears, and are convertible into shares of our common stock at a conversion price of $4.50 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

Today, we derive the majority of our revenue through music subscription services and advertising, and secondarily from ticketing (including PPV events) and sponsorship and licensing. For our three months ended September 30, 2020, approximately 8% and 1% of our revenue was generated from ticketing and sponsorship and licensing, respectively, and 53% and 38% from paid customer subscriptions and advertising, respectively. Beginning in February 2020, we began diversifying our revenue mix and product offerings, including (i) acquisition of React Presents, a producer, promoter and manager of in person live music festivals and events, (ii) with the acquisition of PodcastOne in July 2020, accelerating our entry into the podcasting services and providing substantial advertising revenue and capabilities across our platform beginning with the quarter ended September 30, 2020 and beyond, (iii) accelerating the number of live events digitally live streamed across our platform to 29 live events for quarter ended September 30, 2020, as compared to 42 for the entire fiscal year ended March 31, 2020, (iv) substantially increasing our sponsorship revenue from live events when compared to any prior fiscal period, and (v) successfully launching our PPV platform, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. When we aggregate the combined impact of all of these events, we expect the percentage mix of our advertising versus subscription revenue to be substantially higher throughout the remainder of our fiscal year ending March 31, 2021 (“fiscal year 2021”) versus our fiscal year ended March 31, 2020 (“fiscal year 2020”).

Furthermore, on October 22, 2020, we entered into a binding letter of intent with Custom Personalization Solutions, LLC (d/b/a CPS) (“CPS”). With the expected acquisition of CPS, we intend to accelerate our entry into the merchandise personalization industry and providing substantial merchandise revenue and capabilities across our platform beginning with the quarter ending March 31, 2021 and beyond.

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

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During the three months ended September 30, 2020 and 2019, we livestreamed 29 and 10 major festivals and live music events, respectively. With the acceleration in livestreamed events during the three months ended September 30, 2020, we also experienced significant increases in monetization of these events from paid sponsorships and pay per view ticket purchases. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights within and outside of North America. The long-term economics of any future agreement involving on-premise in-person festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers, and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

With the acceleration of our live events, we have also begun to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. Recently, we have entered into distribution relationships with a variety of platforms, including liner OTT platforms such as XUMO (45 million households), Sinclair’s Stirr and SLING TV. As we continue to acquire more distribution channels, rights and viewership and expand our original programming capabilities, we believe there is a substantial opportunity to increase our brand, advertising, viewership and subscription capabilities and corresponding revenue, domestically and globally.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2020, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our subscriber base, continue to develop and deploy quality and innovative new music services such as PPV, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue and margin growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television and social channels, deploying new services for our subscribers such as PPV, artist merchandise and live music event ticket sales, and licensing user data across our platform. In 2019 we combined our Slacker audio and LiveXLive video services into a single platform – LiveXLive Powered by Slacker, including offering a greater variety of exclusive and unique music content across our platform. For example, we acquired Slacker in December 2017 to accelerate our paid subscription platform, and secondarily to gain synergies across product development initiatives. In 2018 and more recently in 2020, we integrated resources and improved our live music streaming app across Apple TV, Samsung TV, Roku and Amazon Fire platforms. We acquired React Presents in February 2020, which gives us the ability to produce both on premise and virtual live music events and festivals along with increasing our original music content. In May 2020 we launched our first PPV performances across our platform, allowing artists and fans to access a new digital compliment to live concerts and events. In July 2020, we acquired PodcastOne and we now own one of the largest networks of podcast content in North America, including over 300 new podcasts per week and over 2.0 billion downloads annually. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2021, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

Historically, we produced and digitally distributed live music performances of many of these large global music events to fans all around the world. Prior to March 31, 2020, our live events business had not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative contribution margins* and operating losses. Further and beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Major global music festivals such as Coachella, EDC Las Vegas, Rock-in-Rio, Austin City Limits were postponed to 2021 or indefinitely. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital purposes). This shift had a positive impact on our business in the near and long term, and as our platform continues to evolve, we also expect our contribution margins* and Adjusted Operating Loss (“AOL”)* to improve in the near and long term. Lastly, we are forecasting our cost per live event over near term to decrease substantially when compared to prior periods. When combined, the aggregate financial impact of these new events is improvements in both contribution margins* and AOL*in the near- and long-term. For example, during the three months ended September 30, 2019 and 2020, our contribution margins* improved from 12% to 29%, respectively. Moreover, our AOL* improvement was even more substantial during the three months ended September 30, 2020 of $(1.4) million as compared to the three months ended September 30, 2019 of $(3.7) million.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2020 and 2019, all material amounts of our revenue were derived from customers located in the United States. Moreover, and during the six months ended September 30, 2020, one of our customers accounted for 66% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond September 30, 2020 could cause our revenue to fluctuate significantly. Moreover, and with the addition of PodcastOne in July 2020, the percentage of this customer revenue concentration decreased substantially beginning with the quarter ended September 30, 2020 and this trend is expected to continue with the planned acquisition of CPS in the second half of fiscal year ended March 31, 2021 which will add a merchandise revenue stream to our revenues. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly diversify our subscriber base and expand our service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the first half of fiscal March 31, 2021, namely our live events and programmatic advertising. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume, and as a result, the COVID-19 pandemic had an adverse impact on on-premise live music festivals, concerts and events. Major global music festivals such as Coachella, EDC Las Vegas, Rock-in-Rio, Austin City Limits have been postponed until 2021 or indefinitely. With our acquisition of React Presents in February 2020, we are presently unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021, including our flagship live event Spring Awakening festival, which is typically annually produced in June. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused a subset of our legacy advertising mix and demand to decline and as a result, overall advertising cost per thousand impressions/rates across our platform were subsequently reduced. Further, as of the date of this Quarterly Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available to us. Conversely, while the economic and health conditions in the United States and across the globe have changed rapidly since the end of our fiscal year ended March 31, 2020, we are presently experiencing growth in certain parts of our core business, including (i) substantial growth in the number of live music events produced digitally and livestreamed since April 1, 2020 through September 30, 2020 (93 live events) as compared to fiscal year March 31, 2020 (42 live events), (ii) improvement in the monetization of these digital livestreams, which is currently on pace to exceed prior fiscal year by over 300% and (iii) new growth opportunities across our music platform, including PPV. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, our largest customer was ordered to keep its main U.S. factory closed for a substantial amount of time.

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

Revenue

We currently generate our revenue through advertising, sponsorship of our live events, paid subscriptions across our music platform, and secondarily through the licensing of non-US broadcasting rights for our live events. With the acquisition of React Presents in the fourth quarter of our fiscal year ended March 31, 2020 and the launch of our PPV platform we now generate ticket and event revenue, and beginning in the second quarter of our fiscal year ending March 31, 2021 and with the acquisition of PodcastOne, we generate higher advertising revenue when compared to prior periods and as a percentage mix of our consolidated revenue. The expected acquisition of CPS is further expected to diversify revenue with a merchandise revenue stream being added. Our advertising revenue is based upon the number of impressions or active listeners we deliver across our music and podcasting platform. Our subscription revenue is driven by the number of paid subscribers across our music platforms, who pay up to $9.99 per month for a premium music subscription. Licensing revenue is driven by certain broadcasting rights we own and license to third parties. Ticket/event revenue is primarily derived from the sale of tickets and promoter fees earned from venues or other co-promoters under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits.

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

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase throughout fiscal year 2021, most notably in the second quarter of fiscal year 2021 with the acquisition of PodcastOne and fluctuate as a percent of revenue when compared to 2020, as we continue to grow our advertising and sponsorship base, invest in new subscriber growth initiatives and sales and marketing organizations and invest in marketing activities to support the growth of our businesses.

Product Development

Product development expenses consist primarily of expenses incurred in our software engineering, product development and app and web portal design activities and related personnel costs. Fluctuations in our product development expenses are generally the result of hiring personnel to support and develop our music platform, new music product offerings and network operations. We currently anticipate that our product development expenses will increase in the near term and more significantly in fiscal year 2021, as we also continue to hire more product development personnel and further develop our products and offerings to support the growth of our business. We expect our fiscal year 2021 product development expense as a percentage of revenue to fluctuate accordingly when compared to fiscal year 2020.

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

Stock-based Compensation

Included in our operating expenses are expenses associated with stock-based compensation, which are allocated and included in costs of sales, sales and marketing, product development and general and administrative expenses as necessary. Stock-based compensation expense is largely comprised of costs associated with stock options and restricted stock units granted to employees and certain non-employees including directors and consultants. We record the fair value of these equity-based awards and expense at their cost ratably over related vesting periods. In addition, stock-based compensation expense includes the cost of warrants to purchase common stock issued to certain non-employees

As of September 30, 2020, we had approximately $7.8 million of unrecognized employee related stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.7 years. Stock-based compensation expense is expected to increase throughout fiscal year 2021 compared to fiscal year 2020 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

Other Income (Expense)

Other income (expense) principally consists of changes in the fair value of our derivative financial instruments, interest on outstanding debt associated with our notes payable, convertible notes and loans, gain on bargain purchase and certain unrealized transaction gains, loss on extinguishment of debt and losses on foreign currency denominated assets and liabilities. We typically invest our available cash balances in money market funds and short-term United States Treasury obligations.

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

As of September 30, 2020, we had approximately $108.8 million of federal and $78.8 million of state net operating losses (“NOLs”).  These NOL carryforwards are available to us to offset future taxable income which expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million and $2.6 million of federal NOL and federal tax credit carryforwards, respectively, through the acquisition of Slacker in December 2017.  Utilization of these losses and tax credits is limited by Section 382 of the Internal Revenue Code (the “Code”) in fiscal year end March 31, 2018 and each taxable year thereafter.  We have estimated a limitation and revalued the losses and credits at $22.0 million and $0 million, respectively. We obtained $6.4 million of federal NOL carryforwards through the acquisition of PodcastOne in July 2020.  It is possible that the utilization of these NOL carryforwards and tax credits may be further limited. We are undertaking a study to determine the applicable limitations, if any.  We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

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

There were no material changes to our critical accounting policies and estimates during the three months ended September 30, 2020.

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

Reconciliation of Adjusted Operating Loss

Adjusted Operating Income (“AOI”) and AOL is a non-GAAP financial measure that we define as operating income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) any charges in the period pursuant to formal plans to shut down and abandon LXL Tickets, (f) depreciation and amortization (including goodwill impairment, if any), and (g) certain stock-based compensation expense. We use AOI/(AOL) to evaluate the performance of our operating segment. We believe that information about AOI/(AOL) assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI/(AOL) is not calculated or presented in accordance with GAAP. A limitation of the use of AOI/(AOL) as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI/(AOL) should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI/(AOL) as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOI and AOL to Operating Income (loss), the most comparable GAAP financial measure (in thousands):

The following table sets forth the reconciliation of AOL* to Operating Income (loss), the most comparable GAAP financial measure (in thousands), for each of the three and six-month periods ended September 30, 2020 and 2019:

	Contribution Margin	Loss from Operations	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Loss
Three Months Ended September 30, 2020
Operations	$4,260	$(3,968)	$2,221	$1,167	$-	$453	$(127)
Corporate	-	(3,158)	-	1,292	81	522	(1,263)
Total	$4,260	$(7,126)	$2,221	$2,459	$81	$975	$(1,390)

Three Months Ended September 30, 2019
Operations	$1,130	$(6,069)	$1,984	$1,969	$-	$45	$(2,071)
Corporate	-	(3,863)	-	790	-	1,439	(1,634)
Total	$1,130	$(9,932)	$1,984	$2,759	$-	$1,484	$(3,705)

	Contribution Margin	Loss from Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Income (Loss)
Six months Ended September 30, 2020
Operations	$7,106	$(6,433)	$4,195	$2,518	$-	$707	$987
Corporate	-	(6,515)	-	2,823	371	889	(2,432)
Total	$7,106	$(12,948)	$4,195	$5,341	$371	$1,596	$(1,445)

Six months Ended September 30, 2019
Operations	$1,615	$(13,088)	$4,213	$3,140	$-	$45	$(5,690)
Corporate	-	(7,106)	2	2,736	-	1,764	(2,604)
Total	$1,615	$(20,194)	$4,215	$5,876	$-	$1,809	$(8,294)

Operating Results

Three Months Ended September 30, 2020, as compared to Three Months Ended September 30, 2019

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Revenue	$14,559	$9,583	52%

Cost of Sales	10,299	8,453	22%
Sales & Marketing, Product Development and G&A	6,821	5,845	17%
Intangible Asset Amortization	1,407	1,354	4%
Operating Loss	(3,968)	(6,069)	35%
Operating Margin	-27%	-63%	57%
AOL*	$(127)	$(2,071)	94%
AOL Margin*	-1%	-22%	95%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Revenue increased $5.0 million, or 52%, during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to the inclusion of PodcastOne advertising revenue which contributed to an increase of $5.3 million in the three months ended September 30, 2020 and an increase of $1.3 million in ticket sales and sponsorship revenue in the current year period compared to the prior year period. This increase was partially offset by a decrease in subscriber revenue of $1.6 million in the current year period compared to the prior year period as a result of certain subscribers subject to a contractual dispute.

Operating Loss

Operating loss decreased $2.1 million, or 35%, to ($4.0) million for the three months ended September 30, 2020, as compared to $(6.1) million for the three months ended September 30, 2019, primarily as a result of a $3.1 million improvement in contribution margins from operations primarily due to the acquisition of PodcastOne during the current year period as compared to the prior year period, offset by a $0.9 million increase in sales & marketing, product development and G&A during the current year period, as compared to the prior year period.

Adjusted Operating Loss

AOL* decreased ($1.9) million, or 94%, from a ($2.1) million AOL for the three months ended September 30, 2019, to ($0.1) million AOL for the three months ended September 30, 2020. primarily as a result of a $3.1 million improvement in contribution margins from operations primarily due to the acquisition of PodcastOne during the current year period as compared to the prior year comparable period, offset by a $0.9 million increase in sales & marketing, product development and G&A during the current year period, as compared to the prior year period.

Adjusted Operating Loss Margin

AOL Margin* at September 30, 2020 improved to break-even, from (-22%) for the three months ended September 30, 2019.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
G&A Expenses	$3,158	$3,863	-18%
Operating Loss	$(3,158)	$(3,863)	18%
Operating Margin	-100%	-100%	-%
AOL*	$(1,263)	$(1,634)	23%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Corporate Operating Loss

Operating loss decreased ($0.7) million, or 18%, from a ($3.9) million loss for the three months ended September 30, 2019, to a ($3.2) million loss for the three months ended September 30, 2020. The decrease was primarily due to a reduction in legal costs incurred during the quarter ended September 30, 2019 which did not recur in the quarter ended September 30, 2020, the vast majority of which is to support legal defense costs related to a prior period asset acquisition.

Adjusted Operating Loss

Corporate AOL* decreased ($0.4) million, or 23%, from a ($1.6) million AOL* for the three months ended September 30, 2019, to a ($1.3) million AOL for the three months ended September 30, 2020. The decrease was largely due to a decrease in recurring operating expenses such as professional fees and rent during the quarter ended September 30, 2020.

Six Months Ended September 30, 2020 as compared to Six Months Ended September 30, 2019

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Revenue	$25,066	$19,081	31%

Cost of Sales	17,960	17,466	3%
Sales & Marketing, Product Development and G&A	10,881	11,561	-6%
Intangible Asset Amortization	2,658	3,142	-15%
Operating Loss	$(6,433)	$(13,088)	51%
Operating Margin	-26%	-69%	62%
AOI (AOL)*	$987	$(5,690)	117%
AOI (AOL) Margin*	4%	-30%	113%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Revenue increased $6.0 million, or 31%, during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, primarily due to the inclusion of PodcastOne advertising revenue which contributed to an increase of $5.3 million in the six months ended September 30, 2020 and an increase of $1.8 million in ticket sales and sponsorship revenue in the current year period compared to the prior year. This increase was partially offset by a decrease in subscriber revenue of $2.5 million in the current year period compared to the prior year as a result of certain subscribers subject to a contractual dispute.

Operating Loss

Operating loss decreased $6.7 million, or 51%, to ($6.4) million for the six months ended September 30, 2020, as compared to $(13.1) million for the six months ended September 30, 2019, primarily as a result of a $5.5 million improvement in contribution margins* from operations primarily due to the acquisition of PodcastOne during the six-month period ended September 30, 2020, as compared to the prior year comparable period, complimented by a $0.7 million decrease in sales & marketing, product development and G&A during the six months ended September 30, 2020, as compared to the same period in the prior year. This was primarily driven by COVID-19 related cost savings initiated in the first quarter of the fiscal year ended March 31, 2021.

Adjusted Operating Income (Loss)

AOI* increased $6.7 million, or 117%, from a ($5.7) million AOL* for the six months ended September 30, 2019, to a $1.0 AOI* for the six months ended September 30, 2020, primarily as a result of a $5.5 million improvement in contribution margins* from operations primarily due to the acquisition of PodcastOne during the six month period ended September 30, 2020, as compared to the same period in the prior year, complimented by a $0.7 million decrease in sales & marketing, product development and G&A during the six months ended September 30, 2020, as compared to the same period in the prior year. This was primarily driven by COVID-19 related cost savings initiated in the first quarter of the fiscal year ended March 31, 2021.

Adjusted Operating Income (Loss) Margin

AOI Margin* for the six months ended September 30, 2020 improved to 4%, from a (-30%) for the six months ended September 30, 2019.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
G&A Expenses	$6,515	$7,106	-8%
Operating Loss	$(6,515)	$(7,106)	8%
Operating Margin	-100%	-100%	-%
AOL*	$(2,432)	$(2,604)	7%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Corporate Operating Loss

Corporate operating loss decreased ($0.5) million, or 7%, from a ($7.1) million loss for the six months ended September 30, 2019, to a ($6.5) million loss for the six months ended September 30, 2020. The decrease was primarily due by one-time personnel and related costs largely due to COVID-19 cost restructuring initiatives instituted during the quarter ended June 30, 2020.

Adjusted Operating Loss

Corporate AOL* decreased ($0.2) million, or 6%, from a ($2.6) million AOL for the six months ended September 30, 2019, to a ($2.5) million AOL for the three months ended September 30, 2020. The decrease was largely due to COVID-19 cost restructuring initiatives continued during the period ended September 30, 2020.

Consolidated Results of Operations

Three Months Ended September 30, 2020, as compared to Three Months Ended September 30, 2019

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2020	2019
Revenue:	$14,559	$9,583

Operating expenses:
Cost of sales	10,299	8,453
Sales and marketing	2,076	2,100
Product development	2,288	2,505
General and administrative	5,615	5,103
Amortization of intangible assets	1,407	1,354
Total operating expenses	21,685	19,515
Loss from operations	(7,126)	(9,932)

Other income (expense):
Interest expense, net	(1,021)	(940)
Loss on extinguishment of debt	(1,488)	-
Other expense	(552)	253
Total other income (expense)	(3,061)	(687)

Loss before provision for income taxes	(10,187)	(10,619)

Provision for income taxes	(2)	-

Net loss	$(10,189)	$(10,619)

Net loss per share – basic and diluted	$(0.15)	$(0.19)

Weighted average common shares – basic and diluted	69,035,037	55,891,299

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	47	43	9%
Product development	452	541	-16%
General and administrative	289	46	528%
Total depreciation expense	$788	$630	25%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Stock-based compensation expense
Cost of sales	$71	$27	163%
Sales and marketing	591	1,029	-43%
Product development	312	323	-3%
General and administrative	1,485	1,380	12%
Total stock-based compensation expense	$2,459	$2,759	-11%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,
	2020	2019
Revenue	100%	100%
Operating expenses
Cost of sales	71%	88%
Sales and marketing	14%	22%
Product development	16%	26%
General and administrative	39%	53%
Amortization of intangible assets	10%	14%
Total operating expenses	149%	204%
Loss from operations	-49%	-104%
Other income (expense)	-21%	-7%
Loss before income taxes	-70%	-111%
Income tax provision	-%	-%
Net loss	-70%	-111%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Subscription services	$7,732	$8,985	-14%
Advertising	5,492	598	818%
Sponsorship and licensing	204	-	100%
Ticket/Event	1,131	-	100%
Total Revenue	$14,559	$9,583	52%

Subscription Services Revenue

Subscription services revenue decreased to $7.7 million during the three months ended September 30, 2020 as compared to $9.0 million during the three months ended September 30, 2019, a decrease of $1.3 million or 14% primarily as a result of certain subscribers subject to a contractual dispute.

Advertising Revenue

Advertising revenue increased to $5.5 million during the three months ended September 30, 2020, as compared to $0.6 million during the three months ended September 30, 2019, an increase of $4.9 million or 818% due to the acquisition of PodcastOne on July 1, 2020.

Sponsorship and Licensing

Sponsorship and licensing revenue increased to $0.2 million from $0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, there was no comparable revenue in the prior year period.

Ticket/Event Revenue

Ticket/Event revenue increased $1.1 million to $1.1 million for the three months ended September 30, 2020, as compared to $0 for the three months ended September 30, 2019. The increase was due to the roll-out of PPV on our platform in May 2020 with no comparable revenue in the prior year period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Subscription	$5,169	$6,368	-19%
Advertising	4,248	12	n/m
Production	882	2,073	-57%
Total Cost of Sales	$10,299	$8,453	22%

Subscription

Subscription cost of sales decreased $1.2 million, or 19%, to $5.2 million for the three months ended September 30, 2020, as compared to $6.4 million for the three months ended September 30, 2019. The decrease was primarily due to reduced volume in the three-month period ended September 30, 2020, as compared to the same period in the prior year.

Advertising

Advertising cost of sales increased $4.2 million, or 100%, to $4.2 million for the three months ended September 30, 2020, as compared to less than $0.1 million for the three months ended September 30, 2019. The increase was primarily due to the acquisition of PodcastOne on July 1, 2020.

Production

Production cost of sales decreased $1.2 million, or 58%, to $0.9 million for the three months ended September 30, 2020, as compared to $2.1 million for the three months ended September 30, 2019. The decrease was largely due to efforts to reduce the average costs per events produced during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Sales and marketing expenses	$2,076	$2,100	-1%
Product development	2,288	2,505	-9%
General and administrative	5,615	5,103	10%
Amortization of intangible assets	1,407	1,354	4%
Total Other Operating Expenses	$11,386	$11,062	3%

Sales and Marketing Expenses

Sales and marketing expenses were flat at $2.1 million for the three months ended September 30, 2020, and for the three months ended September 30, 2019, respectively.

Product Development

Product development expenses decreased $0.2 million, or 9%, to $2.3 million for the three months ended September 30, 2020, as compared to $2.5 million for the three months ended September 30, 2019. The decrease of $0.2 million was largely due to decreased personnel-related expenses during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

General and Administrative

General and administrative expenses increased $0.6 million, or 10%, to $5.6 million for the three months ended September 30, 2020, as compared to $5.1 million for the three months ended September 30, 2019. The increase was primarily due to the acquisition of PodcastOne during the quarter ended September 30, 2020.

Amortization of Intangible Assets

Amortization of intangible assets was flat at $1.4 million for the three months ended September 30, 2020, as compared to $1.4 million for the three months ended September 30, 2019.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Total other income (expense), net	$(3,061)	$(687)	-346%

Total other expense increased $2.4 million to $3.1 million for the three months ended September 30, 2020, as compared to $0.7 million for the three months ended September 30, 2019. The increase was primarily due to a $1.5 million loss on extinguishment of debt in the current year period and a $0.7 million prepayment penalty for the repayment of the convertible debentures. The balances primarily represent interest expense related to senior secured convertible debentures, senior secured convertible notes, non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Six Months Ended September 30, 2020, as compared to Six Months Ended September 30, 2019

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended September 30,	Six Months Ended September 30,
	2020	2019

Revenue:	25,066	19,081

Operating expenses:
Cost of sales	17,960	17,466
Sales and marketing	3,422	3,811
Product development	4,374	4,928
General and administrative	9,600	9,928
Amortization of intangible assets	2,658	3,142
Total operating expenses	38,014	39,275
Loss from operations	(12,948)	(20,194)

Other income (expense):
Interest expense, net	(3,099)	(1,810)
Loss on extinguishment of debt	(1,488)	-
Other income (expense)	(182)	419
Total other income (expense)	(4,769)	(1,391)

Loss before provision for income taxes	(17,717)	(21,585)

Provision for income taxes	(4)	-
Net loss	$(17,721)	$(21,585)

Net loss per share – basic and diluted	$(0.28)	$(0.40)

Weighted average common shares – basic and diluted	64,127,618	54,115,343

The following table provides the depreciation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Depreciation expense
Cost of sales	$-	$-	-
Sales and marketing	106	95	12%
Product development	1,059	888	19%
General and administrative	346	90	284%
Total depreciation expense	$1,511	$1,073	41%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Stock-based compensation expense
Cost of sales	$122	$43	184%
Sales and marketing	1,202	1,205	-%
Product development	754	797	-5%
General and administrative	3,263	3,831	-15%
Total stock-based compensation expense	$5,341	$5,876	-8%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended September 30,
	2020	2019
Revenue	100%	100%
Operating expenses
Cost of sales	72%	92%
Sales and marketing	14%	20%
Product development	17%	26%
General and administrative	38%	52%
Amortization of intangible assets	11%	16%
Total operating expenses	152%	206%
Loss from operations	-52%	-106%
Other income (expense)	-19%	-7%
Loss before income taxes	-71%	-113%
Income tax provision	-%	-%
Net loss	-71%	-113%

Revenue

Revenue was as follows (in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Subscription services	$16,602	$17,550	-5%
Advertising	5,743	1,273	351%
Sponsorship and licensing	1,379	258	434%
Ticket/Event	1,342	-	100%
Total Revenue	$25,066	$19,081	31%

Subscription Services Revenue

Subscription services revenue decreased to $16.6 million during the six months ended September 30, 2020, as compared to $17.6 million during the six months ended September 30, 2019, a decrease of $1.0 million or 5% primarily as a result of certain subscribers subject to a contractual dispute.

Advertising Revenue

Advertising revenue increased to $5.7 million during the six months ended September 30, 2020, as compared to $1.3 million during the six months ended September 30, 2019, an increase of $4.4 million or 351% due to the acquisition of PodcastOne on July 1, 2020.

Sponsorship and licensing

Sponsorship and licensing revenue increased $1.1 million from $0.3 million for the six months ended September 30, 2019 to $1.4 million for the six months ended September 30, 2020, primarily driven by additional sponsorship deals associated with our digital livestream offerings.

Ticket/Event Revenue

Ticket/Event revenue increased $1.3 million to $1.3 million for the six months ended September 30, 2020, as compared to $0 for the six months ended September 30, 2019. The increase was due to the roll-out of PPV on our platform in May 2020 with no comparable revenue in the same period in the prior year.

Cost of Sales

Cost of sales was as follows (in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Subscription	$11,239	$12,620	-11%
Advertising	4,248	26	16238%
Production	2,473	4,820	49%
Total Cost of Sales	$17,960	$17,466	3%

Subscription

Subscription cost of sales decreased $1.4 million, or 11%, to $11.2 million for the six months ended September 30, 2020, as compared to $12.6 million for the six months ended September 30, 2019. The decrease was primarily due to reduced volume in the six months ended September 30, 2020, as compared to the same period in the prior year.

Advertising

Advertising cost of sales increased $4.2 million, or 162%, to $4.2 million for the six months ended September 30, 2020, as compared to less than $0.1 million for the six months ended September 30, 2019. The increase was primarily due to the acquisition of PodcastOne on July 1, 2020.

Production

Production cost of sales decreased $2.3 million, or 49%, to $2.5 million for the six months ended September 30, 2020, as compared to $4.8 million for the six months ended September 30, 2019. The decrease was largely due to efforts to reduce the average costs per events produced during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Sales and marketing expenses	$3,422	$3,811	-10%
Product development	4,374	4,928	-11%
General and administrative	9,600	9,928	-3%
Amortization of intangible assets	2,658	3,142	-15%
Total Other Operating Expenses	$20,054	$21,809	-8%

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.4 million, or 10%, to $3.4 million for the six months ended September 30, 2020, as compared to $3.8 million for the six months ended September 30, 2019. The $0.4 million decrease was largely due to decreased marketing spending to acquire paid subscribers and promote live events.

Product Development

Product development expenses decreased $0.5 million, or 11%, to $4.4 million for the six months ended September 30, 2020, as compared to $4.9 million for the six months ended September 30, 2019. The decrease of $0.5 million was largely due to decreased personnel-related expenses during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019.

General and Administrative

General and administrative expenses decreased $0.3 million, or 3%, to $9.6 million for the six months ended September 30, 2020, as compared to $9.9 million for the six months ended September 30, 2019. The decrease was primarily due to decreased non-recurring legal fees, the vast majority of which is to support legal defense costs related to a prior period asset acquisition.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 15%, to $2.7 million for the six months ended September 30, 2020, as compared to $3.1 million for the six months ended September 30, 2019. The decrease was primarily due to certain customer relationships fully amortized in prior periods thus resulting in further reductions of amortization.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Six Months Ended September 30,
	2020	2019	% Change
Total other income (expense), net	$(4,769)	$(1,391)	-243%

Total other expense increased $3.4 million to $4.8 million for the six months ended September 30, 2020, as compared to $1.4 million for the six months ended September 30, 2019. The increase was primarily due to a $1.5 million loss from extinguishment of debt and $0.9 million of interest accrued in connection with such extinguishment in the current year period not in the comparable prior year period, and a $0.7 million prepayment penalty for the repayment of the convertible debentures in the current year period not in the comparable prior year period. The balances primarily represent interest expense related to senior secured convertible notes, non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2020, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $21.0 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014 (including in fiscal years 2020 and 2021), public offerings, bank debt financing in fiscal year 2018 and the Debentures financing in June 2018 and February 2019. As of September 30, 2020, we had notes payable balance of $2.9 million, in secured convertible notes with aggregate principal amount of $15.0 million and unsecured convertible notes with aggregate principal balances of $7.4 million.

As of September 30, 2020 and March 31, 2020, we had an outstanding note payable of $0.3 million issued in connection with certain professional services performed for us through March 2015, and outstanding unsecured convertible notes (the “Trinad Notes”) of $5.3 million in principal and accrued interest, issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder. As of September 30, 2020, the Trinad Notes were classified as a current liability on the Company’s balance sheet.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $17.7 million and used cash of $4.9 million from operating activities for the six months ended September 30, 2020 and had a working capital deficiency of $11.8 million as of September 30, 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

On August 31, 2020, we fully repaid the senior secured convertible debentures. In connection with such repayment, all of the agreements among us, our subsidiary guarantors and the senior lenders and their collateral agent were terminated, provided, that our indemnification obligations in the Securities Purchase Agreement, dated as of June 20, 2018, as amended, between us and the senior lenders survive on the terms therein. Additionally, a prepayment penalty of 8% was paid on repayment of the senior secured convertible debentures in the amount of $0.7 million as interest expense in the Statement of Operations.

On July 25, 2019, we completed a registered offering with certain institutional investors pursuant to which we sold 5,000,000 shares of our common stock at a price per share of $2.10 to such investors (the “2019 Offering”). The gross proceeds of the 2019 Offering to us were $10.5 million. The net proceeds of the 2019 Offering to us were approximately $9.5 million, after deducting placement agent fees and other estimated offering expenses payable by us. The use of these proceeds was for redemption of our senior secured convertible debentures, working capital needs and general corporate purposes, including without limitation future acquisitions, purchases of outstanding warrants and capital expenditures. The 2019 Offering was made pursuant to our existing shelf Registration Statement on Form S-3 (File No. 333-228909), which was filed with the SEC on December 19, 2018 and went effective on February 7, 2019, and a prospectus supplement relating to the 2019 Offering, which was filed with the SEC on July 26, 2019.

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

In September 2019, we issued to one of our Music Partners $0.4 million in restricted shares of our common stock, at a price of approximately $4.51 per share, as full payment of certain amounts due under such agreement.

In February 2020, we acquired React Presents in exchange for $2.0 million in convertible debt. The convertible debt has a term of 2 years, bears interest at 8% per year and has a conversion price of $4.50 per share.

In April 2020, we received approximately $2.0 million pursuant to the PPP promulgated under the CARES Act (the “PPP Loan”). The PPP Loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Commencing in November 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by the maturity date the principal amount outstanding on the PPP Loan as of such date. All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon our application and upon documentation of expenditures in accordance with the SBA requirements. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. We intend to use the proceeds from the PPP Loan for qualifying expenses.

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

On July 1, 2020, we acquired PodcastOne and the $0.5 million PPP loan originally obtained by PodcastOne is currently outstanding. Monthly payments including principle and interest begin 12 months from the date of the promissory note April 26, 2020. The balance is payable 2 years from the date of the promissory note, and bears interest at a rate of 1% per annum. While we intend to apply for the forgiveness of the loan, there is no assurance that we will obtain forgiveness of the loan in whole or in part.

In July 2020, we completed a registered offering with an existing institutional investor, another investor and a music partner pursuant to which we sold 1,820,000 shares of our common stock to the investors for gross proceeds of $7.5 million and issued 2,415,459 shares of our common stock to partially satisfy a $10.0 million vendor payment obligation to such music partner, each at a price of $4.14 per share (the “July 2020 Offering”). The July 2020 Offering was made pursuant to our existing shelf Registration Statement on Form S-3 (File No. 333-228909).

On August 31, 2020, we fully repaid the Debentures. In connection with such repayment, all of the agreements among us, our subsidiary guarantors and the senior lenders and their collateral agent were terminated, provided, that our indemnification obligations in the Securities Purchase Agreement, dated as of June 20, 2018, as amended, between us and the senior lenders survive on the terms therein. Additionally, a prepayment penalty of 8% was paid on repayment of the Debentures in the amount of $0.7 million as interest expense in the accompanying condensed consolidated statement of operations.

Effective as of September 15, 2020, we completed the sale and issuance of our Senior Notes in the aggregate principal amount of $15.0 million to designees of a certain existing institutional investor, for cash gross proceeds of $15.0 million. The Senior Notes mature on September 15, 2022, accrue interest at 8.5% per year with interest is payable quarterly in cash in arrears, and are convertible into shares of our common stock at a conversion price of $4.50 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(4,914)	$(4,766)
Net cash used in investing activities	(224)	(982)
Net cash provided by financing activities	13,680	8,097
Net change in cash, cash equivalents and restricted cash	$8,542	$2,349

Cash Flows Provided by (Used In) Operating Activities

For the six months ended September 30, 2020

Net cash used in our operating activities of $4.9 million primarily resulted from our net loss during the period of ($17.7) million, which included non-cash charges of $10.6 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, change in fair value of embedded derivatives, loss on extinguishment of debt and stock-based compensation. The remainder of our sources of cash used in operating activities of $2.3 million was from changes in our working capital, primarily from timing of accounts payable, accrued expenses, prepaid expenses and other current assets, long term liabilities and accounts receivable.

For the six months ended September 30, 2019

Net cash used in our operating activities of ($4.8) million primarily resulted from our net loss during the period of ($21.6) million, which included non-cash charges of $10.6 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, interest paid in kind, change in fair value of embedded derivatives and stock-based compensation. The remainder of our sources of cash provided by operating activities of $6.2 million was from changes in our working capital, including $0.5 million from timing of accounts receivable, ($0.6) million in prepaid expenses and other assets and $6.5 million from timing of accounts payable, accrued expenses and other long-term liabilities.

Cash Flows Used In Investing Activities

For the six months ended September 30, 2020

Net cash used in investing activities of ($0.2) million was primarily due to the ($1.5) million cash used for the purchase of capitalized internally developed software costs during the quarter ended September 30, 2020 net of the $1.3 million acquired in the acquisition of PodcastOne.

For the six months ended September 30, 2019

Net cash used in investing activities of ($1.0) million was principally due to the ($1.0) million cash used for the purchase of capitalized internally developed software costs during the quarter ended September 30, 2019.

Cash Flows Provided by (Used In) Financing Activities

For the six months ended September 30, 2020

Net cash provided by financing activities of $13.7 million was due to $13.1 million of proceeds from secured convertible notes net of ($10.8) million to repay the senior secured debentures, $8.9 million proceeds from the issuance of shares of common stock, $2.1 million proceeds from notes payable and $0.5 million proceeds from exercises of stock options.

For the six months ended September 30, 2019

Net cash provided by financing activities of $8.1 million primarily due to net proceeds of $9.6 million from the registered public offering, partially offset by repayment of senior secured debentures of $1.3 million and amendment costs of debentures of $0.2 million.

Debt Covenants

Our Senior Notes contain a number of restrictions that, among other things, restrict our and our subsidiaries’ ability to incur additional secured or guaranteed debt, repurchase our stock and prepay certain indebtedness, enter into agreements with affiliates, modify the nature of our business, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners) and require us to maintain on deposit in one or more of our bank accounts the required amount of free cash. Non-compliance with one or more of these restrictions could result in the full or partial principal balance of the Senior Notes becoming immediately due and payable.

As of September 30, 2020, we were in full compliance with these covenants as a result of the amendment to the Notes that we entered into on September 15, 2020.

Contractual Obligations and Commitments

During the three months ended September 30, 2020, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have not added any future minimum commitments for the fiscal year 2021, or for the fiscal year ending March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2020 Form 10-K, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

During the quarter ended September 30, 2020, we began the process of integrating the operations of PodcastOne into our control environment. Certain transaction cycles have been migrated to existing processes and controls. We are in the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of our Chief Executive Officer and the Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about December 31, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. On March 27, 2020, Wynn filed an amended complaint adding Schnaier, Danco and Gamtix, LLC (parties unrelated to the Company) as additional defendants in this matter. On July 29, 2020, Wynn submitted a written discovery request to LXL Tickets in this matter. Currently, the discovery proceedings are continuing and the Company is cooperating with Wynn’s discovery request, subject to standard objections. As of September 30, 2020, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP (“Manatt”) served our Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that we would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against us without prejudice. No additional consideration was paid by us to the plaintiff related to this settlement. At September 30, 2020, the promissory note has not been paid and is currently past due.

On October 11, 2018, Manatt filed a complaint in the Court of Chancery of the State of Delaware against the Company alleging that we have improperly refused to remove the restrictive legend from the shares of the Company’s common stock owned by the plaintiff (the “Manatt DE Action”). Plaintiff is seeking declaratory judgment that all of the statutory prerequisites for removal of the restrictive legend have been met and injunctive relief requiring us to remove such restrictive legend, plus damages and losses suffered by the plaintiff as a result of our alleged conduct, including interest, attorneys’ fees and costs and other such relief as the court may award. On February 19, 2019, the parties entered into a settlement agreement and agreed to release each other from all claims and damages relating to this matter, pending the repayment by us of the promissory note discussed above by June 30, 2019 and the sale of such shares by Manatt in compliance with such order. The parties further agreed that within three days after the later of (i) Manatt’s sale of all of their shares pursuant to the court’s order in compliance therewith, and (ii) the note repayment by such due date, Manatt would dismiss this Delaware action and the California action with prejudice. Such settlement was approved by the court on March 4, 2019. Other than the repayment of the note and accrued interest in full, no additional consideration was paid by us to the plaintiff related to this settlement. Pursuant to the terms of the settlement agreement, as a result of the note due to Manatt described above having not been paid as of June 30, 2019 and is currently being past due, in August 2019, Manatt obtained a judgement in the Court of Chancery of the State of Delaware against us for the amount of $0.3 million, which represents principal and all accrued and unpaid interest on the note through July 5, 2019. The judgement amount will continue to accrue interest at the 6% applicable rate from July 6, 2019 through the date of the judgment’s satisfaction in full. In September 2019, Manatt obtained a related sister-state judgement in the Superior Court of California, County of Los Angeles against us for the same amount. In December 2019, Manatt obtained a judgement lien with the Secretary of State of California related to such California sister-state judgment.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into our Company in 2016, our purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of our common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. We have denied plaintiffs’ claims. We believe that the complaint is an intentional act by the plaintiffs to publicly tarnish our and our senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. We are vigorously defending this lawsuit, and we believe that the allegations are without merit and that it has strong defenses. On June 26, 2018, we and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until our fiscal year ending March 31, 2022 (unless further delayed as a result of the COVID-19 pandemic). In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for its costs and expenses incurred in connection with this matter. As of September 30, 2020, all of plaintiffs’ claims other than fraudulent inducement have been dismissed or addressed by the parties or the court, subject to plaintiffs currently appealing the dismissal of the breach of the implied covenant of good faith and fair dealing claims related to Mr. Schnaier’s employment agreement with LXL Tickets. On November 10, 2020, the court of appeals granted our motion to dismiss plaintiff’s breach of the implied covenant of good faith and fair dealing claims. We intend to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to the remaining claims. As of September 30, 2020, while we have assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on our business, financial condition and results of operations.

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

On May 6, 2020, Xcellence, Inc. (dba Xact Data Discovery) filed a claim in the Los Angeles Superior Court against us claiming total damages of approximately of $0.56 million as a result of an alleged breach of contract and breach of warranty under the services agreement entered into between Xcellence and our Company. We were previously not made aware of this matter and as a result, on October 26, 2020, the court entered a default judgment against us in this matter. We strongly believe that the default was improperly entered into as a result of the plaintiff failing to correctly serve us. On November 13, 2020, we filed the motion to set aside the default judgement, and the hearing on the motion is set for January 19, 2021. We intend to vigorously defend our Company in this matter. As of September 30, 2020, the potential range of loss related to this matter was not material.

During each of the six months ended September 30, 2020 and 2019, we recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against us by certain third-parties of $0 million.

While the resolution of the above matters cannot be predicted with certainty, other than as set forth above we do not believe, based on our current knowledge, that the outcome of the currently pending claims or legal proceedings in which we are currently involved will have a material adverse effect on our financial statements.

Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. We regularly evaluate the status of our commitments and contingencies in which we are involved to (i) assess whether a material loss is probable or there is at least a reasonable possibility that a material loss or an additional material loss in excess of a recorded accrual may have been incurred and (ii) determine if financial accruals are required when appropriate. We record an expense accrual for any commitments and loss contingency when it determines that a loss is probable and the amount of the loss can be reasonably estimated. If an expense accrual is not appropriate, we further evaluate each matter to assess whether an estimate of possible loss or range of loss can be made and whether or not any such matter requires additional disclosure. There can be no assurance that any proceeding against our Company will be resolved in amounts that will not differ from the amounts of estimated exposures. Legal fees and other costs of defending litigation are expensed as incurred.

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 66% of our consolidated revenue for the six months ended September 30, 2020, and 56% of our consolidated revenue for the six months ended September 30, 2019. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

In addition, a significant amount of the subscription revenue we generate from Tesla is indirectly subsidized by Tesla to its customers, which Tesla is not committed to carry indefinitely, including the ability to terminate and/or change our music services for convenience at any time. Should our subscription revenue services no longer be subsidized by and/or made available by Tesla to its customers or if Tesla reclassifies or renegotiates with us the definition of a paid subscriber or demands credit for past subscribers that no longer meet such requirement, there can be no assurance that we will continue to maintain the same number of paid subscribers or receive the same levels of subscription service revenue and subscription revenue may substantially fluctuate accordingly. There is no assurance that we would be able to replace Tesla or lost business with Tesla with one or more customers that generate comparable revenue. Furthermore, there could be no assurance that our revenue from Tesla continues to grow at the same rate or at all. Any revenue growth will depend on our success in growing such customer’s revenues on our platform and expanding our customer base to include additional customers.

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

As reflected in our condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $17.7 million and $21.6 million for the six months ended September 30, 2020 and 2019, respectively, and cash used in operating activities of ($4.9) million and ($4.8) million for the six months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of ($145.8) million and a working capital deficiency of ($11.8) million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit report for the fiscal year ended March 31, 2020 a “going concern” explanatory paragraph raising substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $67.8 million as of September 30, 2020, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

We generate a substantial portion of our revenues from podcast and advertising sales. If we fail to maintain or grow podcasting and advertising revenue, our financial results may be adversely affected.

For the six months ended September 30, 2020, we generated $5.2 million of our revenues from podcasting and advertising services, representing 21% of our total revenues for the same period. Our financial results could be adversely affected if we fail to maintain or grow our podcasting and advertising revenue in the future. In addition, if we fail to collect our receivable balance from our key customers in our podcasting and advertising business, our financial results may be adversely affected.

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

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States, and continues as of the date of this Quarterly Report. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the first quarter of fiscal March 31, 2021, namely our live events and programmatic advertising. We began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact is expected to become more adverse and to continue throughout at least the fiscal year ending March 31, 2021, and possibly longer. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume. With our acquisition of React Presents in February 2020, we are presently unable to produce and promote more than 200 forecasted live events in fiscal year ending March 31, 2021, including our flagship live event Spring Awakening festival which is typically annually produced in June. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused advertising demand to decline and as a result, overall advertising cost per thousand impressions rates across our platform were subsequently reduced. Furthermore, as of the date of this Quarterly Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available to us. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, our largest customer was ordered to keep its main U.S. factory closed for a substantial amount of time.

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

The COVID-19 pandemic is partially affecting our revenue, sponsorship and advertiser partners, vendors and other business partners, and we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. For example, as a result of COVID-19 pandemic, our largest customer experienced a government ordered halt to its production in part of the quarter ended March 31, 2020 and early quarter ended September 30, 2020 related to COVID-19, but resumed its production as of the date of this Quarterly Report which temporary halt will in turn slow subscriber growth in the first quarter of fiscal year 2021 and potentially beyond. In addition, as a result of COVID-19, certain of our advertising and sponsor partners have been forced to reduce their marketing budgets. If our revenue and/or sales channels are substantially impaired for an extended period of time, our revenues will be materially reduced.

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

Our revenue, margins and other operating results could vary significantly in the future from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control, including, as a result of our acquisition of React Presents in February 2020 and PodcastOne in July 2020 and expected acquisition of CPS, and our entry into holding, promoting and managing our live festivals and events, and podcasting, respectively, and our expected entry into the merchandise personalization industry. Factors that may contribute to the variability of our operating results and cause the market price of our common stock to fluctuate include:

●	the entrance of new competitors or competitive products in our market, whether by established or new companies;
●	our ability to retain and grow the number of our active user base and increase engagement among new and existing users;
●	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased product taxes;
●	our revenue mix, which drives gross profit;
●	seasonal or other shifts in festival, event and advertising revenue;
●	the timing of the launch of our new or updated festivals, events, products, platforms, channels, podcasts or features;
●	the addition or loss of popular content;
●	the popularity of EDM and EDM festivals, events, concerts and clubs;
●	the popularity of podcasts and specifically our podcast content;
●	an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

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

In addition to our current outstanding debt and notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. In August 2020, we repaid in full our senior secured convertible debentures, and in September 2020 we issued 8.5% Senior Secured Convertible Notes in the aggregate principal amount of $15.0 million due September 15, 2022 (the “Senior Notes”). The Senior Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. The Senior Notes also contain certain covenants, including maintaining a minimum free cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets.

We may not have the ability to repay the amounts then due under the Senior Notes and/or convertible notes at maturity.

At maturity, the entire outstanding principal amount of the Senior Notes and convertible notes will become due and payable by us. As of September 30, 2020, $1.0 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2021, $8.2 million is due in in fiscal 2022, $15.2 million is due in in fiscal 2023 and less than $0.1 million thereafter.

Our failure to repay any outstanding amount of the Senior Notes or convertible notes would constitute a default under such indentures. A default would increase the interest rate to the default rate under the Senior Notes or the maximum rate permitted by applicable law until such amount is paid in full. A default under the Senior Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the Senior Notes or convertible notes or make cash payments thereon. Furthermore, upon the occurrence and during the continuation of any event of default, the agent, for the benefit of the holders of the Senior Notes, shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. We do not have the right to prepay the Senior Notes prior to their maturity.

The conditional conversion feature of our convertible notes or the Senior Notes , if triggered, may adversely affect our financial condition and operating results, particularly our earnings per share.

In the event the conditional conversion feature of the Senior Notes or convertible notes is triggered, holders, as applicable, will be entitled to convert at any time during specified periods at their option. In addition, even if holders do not elect to convert the Senior Notes or convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Senior Notes as a current rather than long-term liability, which may result in a material reduction of our net working capital and potential impact on our going concern status. Any conversion of the Senior Notes and/or convertible notes in shares of our common stock may cause dilution to our earnings per share.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of September 30, 2020 was $23.0 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with the holders of the Senior Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the holders of the Senior Notes or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

If we do not comply with the provisions of the Senior Notes, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

The Senior Notes contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount of Free Cash (as defined in the Senior Notes). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of September 30, 2020, we were in full compliance with these covenants.

Conversion of the Senior Notes and/or convertible notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Senior Notes and/or convertible notes in shares of our common stock will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon conversion. Any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Senior Notes or convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, ASCAP and BMI are governed by consent decrees relating to decades-old litigations. Changes to the terms of or interpretation of these consent decrees could affect Slacker’s ability to obtain licenses from these PROs on favorable terms, which could harm its business, operating results, and financial condition. As of September 30, 2020, Slacker owed $0.6 million in aggregate royalty payments to such PROs.

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

Certain of our podcast license agreements contain minimum guarantees and/or require that we make minimum guarantee payments. As of September 30, 2020, we have estimated future minimum guarantee commitments of $17.2 million, primarily under license agreements for sound recordings and musical compositions (both for mechanical rights and public performance rights) but also under license agreements for podcasts. Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or user growth forecasts (e.g., number of users, active users, premium subscribers), or the number of podcasts used on our service. We may also be subject to minimum guarantees to rights holders with respect to certain strategic partnerships we enter into that may not produce all of the expected benefits. Accordingly, our ability to achieve and sustain profitability and operating leverage on our service in part depends on our ability to increase our revenue through increased sales of premium service and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for podcast content that contain minimum guarantees is frequently between one and two years, but our premium subscribers may cancel their subscriptions at any time. If our forecasts of premium subscriber acquisition or retention do not meet our expectations or the number of our premium subscribers or advertising sales decline significantly during the term of our license agreements, our margins may be materially and adversely affected. To the extent our premium service revenue growth or advertising sales do not meet our expectations, our business, operating results, and financial condition could also be adversely affected as a result of such minimum guarantees. In addition, the fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 12,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433 shares have been issued, 5,777,736 restricted stock units have been granted and options to purchase 4,423,334 shares of our common stock have been granted and are outstanding as of September 30, 2020. On September 17, 2020, our stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares, and we anticipate formally increasing the size of the 2016 Plan during the quarter ending December 31, 2020. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2016 Plan, as amended, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

During the three months ended September 30, 2020, we issued 273,277 shares of our common stock valued at $0.9 million to various consultants. We valued these shares at prices between $5.47 and $1.43 per share, the market price of our common stock on the date of issuance.

During the three months ended September 30, 2020, we issued 1,225,801 restricted stock units to various employees and consultants.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

On December 31, 2014, we converted accounts payable into a senior promissory note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by our former attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to December 31, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and is in default. In addition, the holder of the Note obtained a judgement against us for nonpayment of the Note in the State of Delaware in August 2019 and in the State of California in September 2019, and filed a judgement lien in December 2019 with the Secretary of State of California related to the California judgement. As of September 30, 2020 and March 31, 2020, the balance due of $0.3 million and $0.3 million includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
4.1	Convertible Promissory Note, dated as of February 5, 2020, between React Presents, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
4.2	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.3	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.7†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.8†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.9†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.10†	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).

Exhibit Number	Description

10.11†	Amendment No. 3 to Employment Agreement, dated as of March 31, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.12†	Amendment No. 4 to Employment Agreement, dated as of April 16, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.13†	Amendment No. 5 to Amended and Restated Employment Agreement, dated as of December 20, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2019).
10.14†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.15†	Amendment No. 1 to Employment Agreement, dated as of March 31, 2019, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.16†	Amendment No. 2 to Employment Agreement, dated as of April 16, 2020 and effective as of April 1, 2020, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
10.17†£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.18†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.19	Amendment, dated as of September 20, 2019, to the Interactive Radio Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.20£	Amendment, dated as of September 27, 2019, to the Amended and Restated Interactive Radio and Music Services Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.21	Membership Interest Purchase Agreement, dated as of February 5, 2020, among the Company, LiveXLive Events, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
10.22	Promissory Note, dated as of April 13, 2020, between the Company and MidFirst Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
10.23	Stock Purchase Agreement, dated as of May 7, 2020, by and among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.24	Shares Issuance Agreement, dated as of July 17, 2020, between the Company and music label (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2020).
10.25	Occupancy Agreement, dated as of August 5, 2020, by and between the Company and Mani Brothers 9200 Sunset (DE), LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.26£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).
10.27£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2020).
10.28	Subsidiary Guarantee, dated as of September 15, 2020, made by each of the Guarantors, in favor of the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).

Exhibit Number	Description

10.29	Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.30	Intellectual Property Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.31	Registration Rights Agreement, dated as of September 15, 2020, among the Company and the Buyer (as defined therein). (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.32£	Transition Services and General Release Agreement, dated as of October 7, 2020, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 8, 2020).
10.33	Letter of Intent, dated as of October 22, 2020, by and between the Company and Custom Personalization Solutions, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2020).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: November 16, 2020	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Jerome N. Gold
Jerome N. Gold
Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)