Form 10-Q
period 2020-12-31
LiveXLive Media, Inc.
filed 2021-02-16
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

Commission File Number: 001-38249

LIVEXLIVE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverly Dr., Suite #1450 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

(310) 601-2500

(Registrant’s telephone number, including area code)

9200 Sunset Blvd., Suite #1201

West Hollywood, California 90069

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

As of February 9, 2021, there were 75,478,577 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveXLive Media, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	December 31,	March 31,
	2020	2020
Assets
Current Assets
Cash and cash equivalents	$17,353	$5,702
Restricted cash	235	6,735
Accounts receivable, net	16,210	3,889
Prepaid expense and other assets	2,853	1,396
Inventories	2,750	-
Total Current Assets	39,401	17,722
Property and equipment, net	4,229	3,397
Goodwill	24,078	9,672
Intangible assets, net	22,395	23,198
Other assets	1,142	127
Total Assets	$91,245	$54,116

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$30,702	$30,723
Accrued royalties	13,195	13,071
Notes payable, net	2,242	331
Deferred revenue	1,412	949
Senior secured convertible debentures, net	-	2,720
Total Current Liabilities	47,551	47,794
Senior secured convertible debentures, net	-	6,505
Unsecured convertible notes, net	7,280	6,794
Senior secured convertible notes, net	12,830	-
Notes payable, net	754	-
Lease liabilities, noncurrent	813	-
Other long-term liabilities	6,483	45
Deferred income taxes	108	108
Total Liabilities	75,819	61,246

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 75,265,970 and 58,984,382 shares issued and outstanding, respectively	75	59
Additional paid in capital	169,924	120,932
Accumulated deficit	(154,573)	(128,121)
Total stockholders’ equity (deficit)	15,426	(7,130)
Total Liabilities and Stockholders’ Equity (Deficit)	$91,245	$54,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Revenue:	$19,123	$9,699	$44,189	$28,780

Operating expenses:
Cost of sales	14,564	7,638	32,524	25,104
Sales and marketing	3,059	1,391	6,481	5,202
Product development	2,534	2,754	6,908	7,682
General and administrative	5,162	4,473	14,762	14,401
Amortization of intangible assets	1,399	1,355	4,057	4,497
Total operating expenses	26,718	17,611	64,732	56,886
Loss from operations	(7,595)	(7,912)	(20,543)	(28,106)

Other income (expense):
Interest expense, net	(998)	(890)	(4,097)	(2,700)
Loss on extinguishment of debt	-	-	(1,488)	-
Other income (expense)	(138)	(6)	(320)	413
Total other income (expense), net	(1,136)	(896)	(5,905)	(2,287)

Loss before provision for income taxes	(8,731)	(8,808)	(26,448)	(30,393)

Provision for income taxes	-	-	4	-
Net loss	$(8,731)	$(8,808)	$(26,452)	$(30,393)

Net loss per share – basic and diluted	$(0.12)	$(0.15)	$(0.40)	$(0.55)
Weighted average common shares – basic and diluted	72,356,093	57,927,217	66,880,417	55,390,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2020	71,689,101	$72	$158,968	$(145,842)	$13,198
Shares issued for services to consultants and vendors	436,629	-	998	-	998
Stock-based compensation	-	-	1,568	-	1,568
Vested employee restricted stock units	706,222	1	(1)	-	-
Shares issued in the public offering, net of cost	-	-	198	-	198
Additional shares issued for PodcastOne acquisition	203,249	-	439	-	439
Shares issued for CPS acquisition	2,230,769	2	6,389	-	6,391
Shares to be issued for CPS acquisition	-	-	1,365	-	1,365
Net loss	-	-	-	(8,731)	(8,731)
Balance as of December 31, 2020	75,265,970	$75	$169,924	$(154,573)	$15,426

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	58,984,382	$59	$120,932	$(128,121)	$(7,130)
Shares issued for services to consultants and vendors	3,780,659	4	11,457	-	11,461
Stock-based compensation	-	-	5,120	-	5,120
Vested employee restricted stock units	1,963,274	2	(2)	-	-
Interest paid in kind	-	-	9		9
Exercise of employee stock options	120,001	-	481	-	481
Shares issued in the public offering, net of cost	1,820,000	2	7,327	-	7,329
Shares issued for PodcastOne acquisition	5,566,885	5	14,986	-	14,991
Shares issued for CPS acquisition	2,230,769	2	6,389	-	6,391
Shares to be issued for CPS acquisition	-	-	1,365	-	1,365
Shares issued in connection with Senior Secured Convertible Notes	800,000	1	1,860	-	1,861
Net loss	-	-	-	(26,452)	(26,452)
Balance as of December 31, 2020	75,265,970	$75	$169,924	$(154,573)	$15,426

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of September 30, 2019	57,834,822	$58	$114,972	$(110,779)	$4,251
Shares issued for services to consultants and vendors	396,989	-	1,050	-	1,050
Stock-based compensation	-	-	1,668	-	1,668
Offering costs	-	-	(50)	-	(50)
Net loss	-	-	-	(8,808)	(8,808)
Balance as of December 31, 2019	58,231,811	$58	$117,640	$(119,587)	$(1,889)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2019	52,275,236	$52	$98,605	$(89,194)	$9,463
Shares issued for services to consultants and vendors	956,575	1	3,518	-	3,519
Stock-based compensation	-	-	5,970	-	5,970
Interest paid in kind	-	-	29	-	29
Shares issued in the public offering, net of cost	5,000,000	5	9,518	-	9,523
Net loss		-	-	(30,393)	(30,393)
Balance as of December 31, 2019	58,231,811	$58	$117,640	$(119,587)	$(1,889)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended December 31,
	2020	2019
Cash Flows used in Operating Activities:
Net loss	$(26,452)	$(30,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,368	6,157
Common stock issued for services	3,092	3,639
Stock-based compensation	4,908	5,501
Amortization of debt discount	1,025	522
Interest paid in kind	453	29
Change in fair value of bifurcated embedded derivatives	(827)	(189)
Change in fair value of contingent consideration liability	(39)	-
Loss on extinguishment of debt	1,488	-
Changes in operating assets and liabilities:
Accounts receivable	(2,218)	637
Prepaid expenses and other current assets	(1,044)	(380)
Inventories	5	-
Deferred revenue	428	(31)
Accounts payable and accrued liabilities	4,120	9,140
Other liabilities	(407)	-
Net cash used in operating activities	(9,100)	(5,368)
Cash Flows from Investing Activities:
Increase in cash from the acquisitions	2,418	-
Purchases of property and equipment	(2,229)	(1,755)
Net cash provided by (used in) investing activities	189	(1,755)
Cash Flows from Financing Activities:
Repayment of senior secured convertible debentures	(10,823)	(1,989)
Proceeds from senior secured convertible notes	13,139	-
Debt issuance costs	(190)	-
Amendment costs of senior secured debentures	-	(150)
Proceeds from issuance of shares of common stock, net	9,395	9,523
Proceeds from notes payable	2,145	-
Proceeds from exercise of stock options	481	-
Payments on capital lease liability	(85)	-
Net cash provided by financing activities	14,062	7,384
Net change in cash, cash equivalents and restricted cash	5,151	261

Cash, cash equivalents and restricted cash, beginning of period	12,437	13,939
Cash, cash equivalents and restricted cash, end of period	$17,588	$14,200

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$651	$1,289
Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally developed software	$212	$469
Fair value of 5,566,885 shares of common stock issued in connection with the PodcastOne acquisition	$14,991	$-
Fair value of 2,230,769 shares of common stock issued in connection with the CPS acquisition	$6,391	$-
Non-cash settlement for issuable or prepaid shares	$494	$-
2,679,459 shares of common stock issued to consultants and vendors to settle accounts payable	$8,657	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2020 and 2019

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in Beverly Hills, California. The Company is a global platform for livestream and on-demand audio, video and podcast content in music, comedy and pop culture.

On December 29, 2017, LiveXLive acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveXLive. On February 5, 2020. The Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the issued and outstanding equity interests of Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”) (see Note 4 – Business Combinations). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired 100% of the issued and outstanding equity interests of Custom Personalization Solutions, Inc. (“CPS”). (see Note 4 – Business Combinations).

Basis of Presentation

The presented financial information includes the financial information and activities of React Presents for the three and nine months ended December 31, 2020 (92 days and 275 days) and the three and nine months ended December 31, 2019 (0 days). The presented financial information includes the financial information and activities of PodcastOne for the three and nine months ended December 31, 2020 (92 days and 184 days) and December 31, 2019 (0 days). The presented financial information includes the financial information and activities of CPS for the three and nine months ended December 31, 2020 (10 days and 10 days) and December 31, 2019 (0 days). The financial activities of CPS from December 22, 2020 through December 31, 2020 are included in the Company’s December 31, 2020 financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2020, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended December 31, 2020. The results for the three months ended December 31, 2020 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2021 (“fiscal 2021”). The condensed consolidated balance sheet as of March 31, 2020 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “2020 Form 10-K”).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $17.6 million as of December 31, 2020). As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, and incurred a net loss of $8.7 million during the quarter ended December 31, 2020 and had a working capital deficiency of $8.2 million as of December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to supplement its operating liquidity for its business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. The Company may also have to consider reducing certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that the Company’s attempts at any or all of these endeavors will be successful.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may continue to or further reduce demand for its services, and may negatively impact its ability to retain key personnel.

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

Note 2 — Summary of Significant Accounting Policies

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact is expected to continue throughout at least the fiscal year ending March 31, 2021, and possibly longer. The Company’s event and programmatic advertising revenues were directly impacted in the 2021 fiscal year with all on-premise in-person live music festivals and events postponed and mixed demand from historical programmatic advertising partners. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which in turn could adversely impact the Company’s near-term subscriber growth in 2021. During the nine months ended December 31, 2020, the Company enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program loan (see Note 8 - Notes Payable) and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. The Company also launched a new pay-per-view (“PPV) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

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

On December 29, 2020 the Consolidated Appropriations Act (“CAA”) was enacted in the United States. The CAA provides numerous tax provisions and most notably for the Company changes the tax treatment of those expenses paid for with a PPP loan from non-deductible to deductible.  The Company is in the process of evaluating the provisions of the CAA including second draw Paycheck Protection Program loans and potential eligibility for Employee Retention Credits and does not anticipate the other provisions included will have a material impact on its provision for income taxes.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with the United States of America (“US”) generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, inventory calculations and reserves, the fair value of the Company’s equity-based compensation awards and convertible debt instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. Given the overall uncertainty surrounding the COVID-19 pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long-lived assets that are depreciated or amortized.

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

Sponsorship Revenue

Sponsorship revenue primarily consists of sales of sponsorship programs that provide sponsors with opportunities to reach our customers. Sponsorship revenue is recognized as the event airs. Any sponsorship fees collected in advance of the contract term (typically an event) are deferred until the event airs. The Company reports sponsorship revenue on a gross basis as the Company acts as the principal in the underlying transactions.

Merchandise Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the condensed consolidated statements of income. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30-60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at December 31, 2020 was $0.1 million.

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

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of December 31, 2020, and March 31, 2020, the Company accrued $13.2 million and $13.1 million of royalties, respectively, due to artists from use of Slacker’s radio services.

Cost of sales for the Company’s advertising revenue primarily includes PodcastOne direct costs. Cost of sales for the Company’s merchandising revenue includes purchase costs and related direct costs. Direct costs include all costs for personalization, production, planning, quality control, fulfillment and inbound freight.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s product and event advertising and marketing. Additionally, sales and marketing includes merchandising advertising and royalty costs.

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

At December 31, 2020 and 2019, the Company had 167,363 warrants outstanding, 4,423,334 and 4,640,001 stock options outstanding, respectively, 3,943,095 and 3,878,287 restricted stock units outstanding, respectively, 0 restricted stock awards outstanding and 5,613,374 and 3,912,671 shares of common stock issuable, respectively, underlying the Company’s convertible notes and senior secured convertible notes.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the nine months ended December 31, (in thousands):

	2020	2019
Cash and cash equivalents	$17,353	$13,965
Restricted cash	235	235
Total cash and cash equivalents and restricted cash	$17,588	$14,200

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of December 31, 2020, and March 31, 2020, the Company had restricted cash of $0.2 million and $6.7 million, respectively. The decrease in restricted cash as of December 31, 2020 as compared to March 31, 2020, was a result of the repayment of the senior secured convertible debentures in August 2020 (see Note 10 – Unsecured Convertible Notes).

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations. There were no impairment losses recorded on receivables for the three and nine months ended December 31, 2020 and 2019.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At December 31, 2020, the Company had two customers that made up approximately 43% and 23% of the total gross accounts receivable balance, respectively. At March 31, 2020, the Company had two customers that made up approximately 57% and 22% of the total gross accounts receivable balance, respectively.

The Company’s accounts receivable at December 31, 2020 and March 31, 2020 is as follows (in thousands):

	December 31,	March 31,
	2020	2020
Accounts receivable, gross	$16,683	$4,109
Less: Allowance for doubtful accounts	(473)	(220)
Accounts receivable, net	$16,210	$3,889

Inventories

Inventories, principally finished goods on hand and partially finished goods awaiting final customization process, are stated at the lower of cost (weighted average) or net realizable value.

Inventory valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers and liquidations.

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the nine months ended December 31, 2020 and 2019, the Company capitalized $2.3 million and $2.0 million of internal use software, respectively.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. No impairment losses have been recorded in the three and nine months ended December 31, 2020 and 2019.

Intangible Assets with Indefinite Useful Lives

The Company’s indefinite-lived intangible assets consist of trade names for Slacker. The Company evaluates indefinite-lived intangible assets for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year.

Intangible Assets with Finite Useful Lives

The Company has certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Trademarks/Trade Names, Intellectual Property, Customer Relationships, Content Creator Relationships, Wholesale Relationships, Domain Names, Customer List and Capitalized Software Development Costs resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Intellectual Property (15 years), Customer, Content Creator and Wholesale Relationships (1.5-6 years), Domain Names (5 years), Customer List (5 years) and Software (5 years).

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. No impairment losses have been recorded in the three and nine months ended December 31, 2020 and 2019.

Deferred Revenue and Costs

Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance service period. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight line over the remaining contractual term of an agreement.

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

Seasonality

 Our CPS merchandising business is affected by seasonality, which historically has resulted in higher sales volume during our third quarter, which ends December 31.

Adoption of New Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.

In August 2020, The Financial Accounting Standards Board issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the update, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted EPS. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue
Subscription services	$8,346	$9,115	$24,948	$26,665
Advertising	7,710	540	13,453	1,814
Sponsorship and licensing	2,087	44	3,466	301
Merchandise	796	-	796	-
Ticket/Event	184	-	1,526	-
Total Revenue	$19,123	$9,699	$44,189	$28,780

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

The following table summarizes the significant changes in contract liabilities balances during the nine months ended December 31, 2020 (in thousands):

Contract Liabilities
Balance as of March 31, 2020	$949
Revenue recognized that was included in the contract liability at beginning of period	(618)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,081
Balance as of December 31, 2020	$1,412

Note 4 — Business Combinations

Fiscal 2021 Transactions

PodcastOne

On July 1, 2020, the Company’s wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the equity interests of PodcastOne for net consideration of $16.1 million consisting of 5,363,636 shares of the Company’s common stock with a fair value of $14.6 million net of a 24% discount for lack of marketability described below, contingent consideration with a fair value of $1.1 million and an additional true-up of 203,249 shares during the third quarter of fiscal 2021 valued at $0.4 million, net of a 24% discount for lack of marketability described below, that was issued as part of the final purchase price consideration. The total net consideration was 5,566,885 shares of the Company’s common stock valued at $15.0 million. The shares of the Company’s common stock are subject to a twelve-month lock-up period and sales volume restrictions.

Fair Value of Consideration Transferred:
Common stock	$14,991
Contingent consideration	1,100
Total	$16,091

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. In the future, the fair value of the contingent consideration liability will be remeasured on each balance sheet reported by the Company or on the settlement date of the contingent consideration liability, with changes in fair value reflected in earnings. The contingent consideration liability is classified within Other Long-term Liabilities in the accompanying condensed consolidated balance sheet at December 31, 2020 (see Note 13 - Other Long-term Liabilities).

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s single reportable segment. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of PodcastOne, the goodwill is not deductible for tax purposes. The initial accounting for the PodcastOne acquisition is incomplete and subject to change which may be significant. The Company recorded provisional accounts and may allocate additional value to identified intangible assets.

The following table summarizes the fair value of the assets assumed in the PodcastOne acquisition (in thousands):

Asset Type	Weighted Average Amortization Period (Years)	Fair Value
Cash and cash equivalents		$1,286
Accounts receivable		3,951
Prepaid expense and other assets		316
Property and equipment		119
Content creator relationships	1.6	772
Trade name	10	1,010
Goodwill		12,042
Accounts payable and accrued liabilities		(2,934)
Deferred tax asset		972
Allowance for deferred tax asset		(972)
Note payable		(471)
Net assets acquired		$16,091

The fair value of the assets acquired includes accounts receivable of $4.0 million. The gross amount due under contracts is $4.2 million, of which $0.2 million is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of PodcastOne.

CPS

On December 22, 2020, the Company’s wholly owned subsidiary, LiveXLive Merchandising, Inc., acquired 100% of the equity interests of CPS for total consideration of 2,230,769 shares of the Company’s restricted common stock with a fair value of $6.4 million net of a 25% discount for lack of marketability described below. The shares of the Company’s common stock issued to the sellers are subject to a twelve-month lock-up period from the closing date, such that no such shares can be sold, transferred, assigned, hypothecated, or in any way disposed of, or any right or interest therein, whether voluntarily or by operation of law, or by gift or otherwise prior to the expiration of such period.

The Company agreed to also issue up to approximately 437,000 additional shares of its restricted common stock, classified as contingent consideration, if (i) CPS reports GAAP revenue of $20.0 million and $1.0 million of EBITDA for its fiscal year ended December 31, 2020, and (ii) at the closing, CPS’ target working capital is $4.0 million (including $0.8 million of cash), with a dollar-for-dollar reduction with respect to each such shortfall with no duplication. Based on their likelihood of achievement, these additional shares were valued at $1.3 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. This amount is included in accounts payable and accrued liabilities on the December 31, 2020 Condensed Consolidated Balance Sheet. The Company further agreed to issue up to approximately 477,000 additional shares of its restricted common stock to the extent CPS’ final working capital as determined by the parties exceeds $4.0 million. These additional shares were valued at $1.4 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. This amount is included in additional paid in capital on the December 31, 2020 Condensed Consolidated Balance Sheet. Amounts recorded as consideration for the shares to be issued are provisional and subject to change.

Fair Value of Consideration Transferred:
Common stock	$6,391
Additional paid-in capital – common stock to be issued	1,365
Contingent consideration	1,254
Total	$9,010

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s single reportable segment. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of CPS, the goodwill is not deductible for tax purposes. The initial accounting for the CPS acquisition is incomplete and subject to change, which may be significant. The Company recorded provisional amounts and may allocate additional value to identified intangible assets and inventory.

The following table summarizes the fair value of the assets assumed in the CPS acquisition (in thousands):

Asset Type	Weighted Average Amortization Period (Years)	Fair Value
Cash and cash equivalents		$1,132
Accounts receivable		6,153
Inventories		2,756
Prepaid expense		29
Property and equipment		585
Wholesale relationship	6	1,000
Domain name	10	300
Customer list	5	172
Goodwill		2,364
Other assets		53
Right of use asset		1,086
Lease liability		(1,086)
Accounts payable		(5,067)
Other liabilities		(467)
Net assets acquired		$9,010

Revenue of $7.3 million and $0.8 million was included in the Company’s consolidated statements of operations from the date of acquisition for the three months ended December 31, 2020 for PodcastOne and CPS, respectively, and $12.6 million and $0.8 million for the nine months ended December 31,2020 for PodcastOne and CPS, respectively. Net income of $(0.6) million and $(0.1) million was included in the Company’s consolidated statements of operations for the three months ended December 31, 2020 for PodcastOne and CPS, respectively, and $(0.1) million and $(0.1) million for the nine months ended December 31, 2020 for PodcastOne and CPS, respectively.

The Company incurred $0.1 million in transaction costs associated with the CPS acquisition which were expensed and included in General and Administrative in the condensed consolidated statement of operations for the three and nine months ended December 31, 2020. The Company incurred less than $0.2 million in transaction costs associated with the PodcastOne acquisition which were expensed and included in General and Administrative in the condensed consolidated statement of operations for the nine months ended December 31, 2020.

The fair value of the assets acquired includes accounts receivable of $6.2 million. The gross amount due under contracts is $6.5 million, of which $0.3 million is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of CPS.

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal year ended March 31, 2019.

The following table presents the revenues, net loss and earnings per share of the combined company for the three and nine months ended December 31, 2020 and 2019 as if the acquisition of CPS and PodcastOne had been completed on April 1, 2019 (in thousands, except per share data).

	Three Months Ended December 31, (unaudited)
	2020	2019

Revenues	$27,205	$29,463
Net loss	(7,859)	(10,586)
Net loss per share – basic and diluted	$(0.11)	$(0.18)

	Nine Months Ended December 31, (unaudited)
	2020	2019

Revenues	$66,032	$80,775
Net loss	(38,970)	(32,824)
Net loss per share – basic and diluted	$(0.58)	$(0.59)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisition which included amortization of acquired intangible assets of $0.2 million and $0.6 million in the three and nine months ended December 31, 2019, respectively and transaction costs of $0.1 million included in the three and nine months ended December 31, 2019.

Fiscal 2020 Transactions

None

Note 5 — Property and Equipment

The Company’s property and equipment at December 31, 2020 and March 31, 2020 was as follows (in thousands):

	December 31,	March 31,
	2020	2020
Property and equipment, net
Production equipment	$54	$54
Computer, machinery, and software equipment	1,165	707
Furniture and fixtures	55	41
Leasehold improvements	255	41
Capitalized internally developed software	8,074	5,617
Total property and equipment	9,603	6,460
Less accumulated depreciation and amortization	(5,374)	(3,063)
Total property and equipment, net	$4,229	$3,397

Depreciation expense was $0.8 million and $0.6 million for the three months ended December 31, 2020 and 2019, respectively, and was $2.3 million and $1.7 million for the nine months ended December 31, 2020 and 2019, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the nine months ended December 31, 2020 (in thousands):

Goodwill
Balance as of March 31, 2020	$9,672
Acquisitions (Note 4 – Business Combinations)	14,406
Balance as of December 31, 2020	$24,078

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets, Tradenames, in the Company’s reportable segment for the nine months ended December 31, 2020 (in thousands):

Tradenames
Balance as of March 31, 2020	$4,637
Acquisitions	-
Impairment losses	-
Balance as of December 31, 2020	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of December 31, 2020 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$11,569	$7,711
Intellectual property (patents)	5,366	1,073	4,293
Customer relationships	6,570	5,521	1,049
Content creator relationships	772	252	520
Wholesale relationships	1,000	-	1,000
Domain names	329	18	311
Brand and trade names	2,571	203	2,368
Customer list	172	-	172
Non-compete agreement	250	76	174
Fan database	230	70	160
Total	$36,540	$18,782	$17,758

The Company’s finite-lived intangible assets were as follows as of March 31, 2020 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$8,674	$10,606
Intellectual property (patents)	5,366	805	4,561
Customer relationships	6,570	5,128	1,442
Domain names	29	13	16
Brand names	1,500	17	1,483
Non-compete agreement	250	14	236
Fan database	230	13	217
Total	$33,225	$14,664	$18,561

The Company’s amortization expense on its finite-lived intangible assets was $1.4 million and $1.4 million for the three months ended December 31, 2020 and 2019, respectively, and was $4.1 million and $4.5 million for the nine months ended December 31, 2020 and 2019, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2021 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2021 (remaining three months)	$1,452
2022	5,736
2023	4,211
2024	788
2025	788
Thereafter	4,783
$17,758

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities (including accrued interest) at December 31, 2020 and March 31, 2020 were as follows (in thousands):

	December 31,	March 31,
	2020	2020
Accounts payable	$17,821	$26,703
Accrued liabilities	12,541	3,938
Lease liabilities, current	340	82
	$30,702	$30,723

Note 8 — Notes Payable

The Company’s notes payable at December 31, 2020 and March 31, 2020 were as follows (in thousands):

	December 31,	March 31,
	2020	2020
Senior promissory note	$346	$331
SBA loan	153	-
PPP loans	2,497	-
	2,996	331
Less: Current portion of Notes payable	(2,242)	(331)
Notes payable	$754	$-

Senior Promissory Note

On December 31, 2014, the Company converted accounts payable into a Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. In February 2018, the Note holder filed a claim for collection of the Note (see Note 14 – Commitments and Contingencies). In February 2019, as part of a settlement agreement, the parties agreed to the repayment of the Note on or before June 30, 2019. As of the date of this Quarterly Report, the Note has not been extended and is currently past due. In addition, the holder of the Note obtained a judgement against the Company for nonpayment of the Note in the State of Delaware in August 2019 and a judgement lien against the Company in the State of California in the third fiscal quarter ended December 31, 2019. As of December 31, 2020, and March 31, 2020, the balance due under the Note was $0.3 million and $0.3 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively.

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the U.S. Small Business Administration (the “SBA”). Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum.

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

On July 1, 2020, the Company acquired PodcastOne and the $0.5 million PPP loan originally obtained by PodcastOne is currently outstanding. Monthly payments including principal and interest begin 7 months from the date of the promissory note, April 26, 2020. The balance is payable 2-years from the date of the promissory note, and bears interest at a rate of 1% per annum.

All or a portion of these loans may be forgiven by the SBA upon application by the Company before the maturity date of the loan and upon documentation of expenditures in accordance with the SBA requirements. In the event the loans, or any portion thereof, are forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. While the Company intends to apply for the forgiveness of the loans, there are no assurances that the Company will obtain forgiveness of the loans in whole or in part. The Company has used the proceeds from the loans for qualifying expenses.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. The Company’s lenders have paused acceptance of applications for forgiveness given recent changes by the SBA, the Company’s forgiveness applications will be completed once the lenders resume acceptance of applications.

Note 9 — Senior Secured Convertible Debentures

 The Company’s senior secured convertible debentures at December 31, 2020 and March 31, 2020 were as follows (in thousands):

	December 31,	March 31,
	2020	2020
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$-	$10,118
Accrued interest	-	101
Fair Value of Embedded Derivatives	-	524
Less: Discount	-	(1,518)
Net	-	9,225
Less: Senior Secured Convertible Debentures, current	-	(2,720)
Senior Secured Convertible Debentures, long-term	$-	$6,505

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

Note 10 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at December 31, 2020 and March 31, 2020 were as follows (in thousands):

	December 31,	March 31,
	2020	2020
Unsecured Convertible Notes - Related Party
(A) 7.5% Unsecured Convertible Note - Due May 31, 2021	$4,322	$4,120
(B) 7.5% Unsecured Convertible Notes - Due May 31, 2021	1,086	1,035
Less: Discount	(15)	(41)
Net	5,393	5,114

Unsecured Convertible Promissory Note	$2,000	$2,000
Accrued Interest	144	24
Less: Discount	(287)	(485)
Fair Value of Embedded Derivatives	30	141
Net	1,887	1,680
Unsecured Convertible Notes, Net	7,280	6,794
Less: Unsecured Convertible Notes, Current	-	-
Unsecured Convertible Notes, Net, Long-term	$7,280	$6,794

Total principal maturities of the Company’s long-term borrowings, including the senior secured convertible notes, unsecured convertible notes, and notes payable are $0.9 million for the year ending March 31, 2021 (remaining three months), $3.7 million for the year ending March 31, 2022 and $19.6 million for the year ending March 31, 2023. Thereafter, the Company’s principal maturities are less than $0.1 million per year consisting of obligations to repay the PPP and SBA loans.

Unsecured Convertible Notes – Related Party

As of December 31, 2020 and March 31, 2020, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as follows:

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). At December 31, 2020, the balance due of $4.3 million, which included $0.8 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2020, the balance due of $4.1 million, which included $0.5 million of accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $0.9 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). For the nine months ended December 31, 2020, the Company amortized less than $0.1 million of discount to interest expense, and the unamortized discount as of December 31, 2020 was less than $0.1 million. As of December 31, 2020, $0.3 million of accrued interest was added to the principal balance.

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

On March 31, 2019, the Company entered into a further Amendment of Notes Agreement (the “Second Amendment Agreement”) with Trinad Capital pursuant to which the maturity dates of all of the Trinad Notes were all extended to May 31, 2021. The Company evaluated the Second Amendment Agreement and the modification was required to be accounted for as Troubled Debt Restructuring under ASC 470-50, Debt – Modifications and Extinguishment as it had been determined that there was substantial doubt about the Company’s ability to continue as a going concern and Trinad Capital granted the Company a concession, as the effective interest rate of the amended Note is less than that of the original Trinad Notes.

On January 11, 2021, the Company entered into an additional Amendment of Notes Agreement (the “Third Amendment Agreement”) with Trinad Capital pursuant to which the maturity dates of all of the Trinad Notes were extended to May 31, 2022, and in consideration of such extension, the interest rate payable under such notes increased to 8.5%, and the Company agreed to issue to Trinad Capital 280,000 shares of its common stock. Accordingly, these notes have been classified as long-term as of December 31, 2020 on the Company’s balance sheet. The Company may not redeem any of the Trinad Notes prior to May 31, 2022 without Trinad Capital’s consent.

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

At December 31, 2020, the Company performed a fair value analysis using a binomial lattice calculation on the derivative instruments using the following assumptions: Coupon Rate: 8.0%, Term: 1.1 years, Volatility: 102.7%, Market Rate: 31.2% and Probability of Default: 36.45%. The Company determined that as of the assessment date, the fair value is less than $0.1 million. The change in fair value of $0.1 million is recorded in other income (expense) on the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2020.

Note 11 — Senior Secured Convertible Notes

 The Company’s senior secured convertible notes at December 31, 2020 and March 31, 2020 were as follows (in thousands):

	December 31,	March 31,
	2020	2020

Senior Secured Convertible Notes	$15,000	$-
Accrued interest	319	-
Fair value of embedded derivatives	251	-
Less: Discount	(2,421)	-
Net	13,119	-
Less: Accrued interest	(319)	-
Senior Secured Convertible Notes, long-term	$12,830	$-

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

The Senior Notes mature on the second anniversary of the Closing Date, accrue interest at 8.5% per year with interest is payable quarterly in cash in arrears, and are convertible into shares of the Company’s common stock at a conversion price of $4.50 per share at the applicable Purchaser’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). The Company does not have the right to prepay any or all of the Senior Notes prior to their maturity.

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

The Company and the Purchaser also entered into a Registration Rights Agreement, dated as of the Closing Date (the “RRA”), which grants the Assignees “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon the conversion of the Notes and the Shares (collectively, the “Registrable Securities”) with the SEC for resale or other disposition. Pursuant to the RRA, the Company is required to file with the SEC a resale Registration Statement on Form S-3 (or another suitable form) as soon as reasonably practical after the Closing Date, but in any event within 30 days after the Closing Date (the “Filing Date”), and have such Registration Statement be declared effective by the SEC on the date (the “Effectiveness Date”) which is the earlier of (i)(x) in the event that the initial Registration Statement is not subject to a full review by the SEC, 45 calendar days after the Filing Date, or (y) in the event that such initial Registration Statement is subject to a full review by the SEC, 90 calendar days after the Filing Date, and (ii) the fifth Business Day after the date the Company is notified by the SEC that such initial Registration Statement will not be reviewed or will not be subject to further review. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the initial Registration Statement is not filed prior to the Filing Date or is not declared effective by the SEC prior to the Effectiveness Date, the Company will be required to pay liquidated damages in cash to each of the Assignees in the amount of 2.0% of the purchase price of the Notes paid by such Assignee upon the date of the Event and then monthly thereafter until the Event is cured. In no event shall the aggregate amount of liquidated damages payable to each of the Assignees exceed in the aggregate 15% of the purchase price of the Notes paid by such Assignee. The Company also agreed to keep the initial Registration Statement continuously effective until the earliest to occur of (i) the date on which all of the Registrable Securities registered thereunder have been sold and (ii) the date on which all of the Registrable Securities covered by such Registration Statement may be sold without volume restriction pursuant to Rule 144 under the Securities Act. Subsequent to the quarter ended December 31, 2020, the Company filed such initial Registration Statement (See Note 19 – Subsequent Events).

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

As of December 31, 2020 and March 31, 2020, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 10 – Unsecured Convertible Notes.

Note 12 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of 1 year, expiring in fiscal year 2022. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, expiring June 30, 2024. Rent expense for this operating lease totaled $0.1 million for the three and nine month periods ended December 31, 2020.

Remaining lease commitments at December 31, 2020 is $1.4 million.

Short term leases

Slacker leases its San Diego premises under operating lease which expired on December 31, 2020 and was renewed through December 31, 2021. Rent expense for this operating lease totaled $0.1 million and $0.1 million for the three month periods ending December 31, 2020 and 2019, respectively, and $0.3 million and $0.3 million for the nine month periods ended December 31, 2020 and 2019, respectively.

Operating lease costs for the nine months ended December 31, 2020 consisted of the following (in thousands):

December 31, 2020
Fixed rent cost	$123
Short term lease cost	341
Total operating lease cost	$464

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	December 31, 2020
Operating lease right-of-use assets	$1,154
Total operating lease right-of-use assets	1,154

Operating lease liability, current	$341
Operating lease liability, noncurrent	813
Total operating lease liabilities	$1,154

The operating lease right-of-use assets are included in other assets in the December 31, 2020 condensed consolidated balance sheets, and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the December 31, 2020 condensed consolidated balance sheets.

Future maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

For Years Ending March 31,
2021 (remaining three months)	$127
2022	582
2023	358
2024	320
2025	93
Total lease payments	1,480
Less: imputed interest	(326)
Present value of operating lease liabilities	$1,154

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

Lease and non-lease components – Non lease components were considered and determined not to be material.

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

On May 1, 2019, the Company entered into a month-to-month agreement with a third party to lease certain office space in Los Angeles, California for $20 thousand per month. This agreement was subsequently amended on October 1, 2019 to $14 thousand per month with a termination date of December 31, 2019. Effective January 1, 2020, the Company was given the right to occupy approximately 5,200 square feet of office space in West Hollywood, California. The space was provided to the Company by an unrelated third party and is fully furnished. The Company compensated the landlord in cash at the rate of approximately $40 thousand per month for months that the Company occupied the space, provided, that the Company and the temporary trustee of landlord’s assets agreed that such payments shall be $22.4 thousand per month for the months of December 2019 and January 2020. The Company or the third party has the right to terminate the arrangement at any time without prior notice. Rent expense for the month to month arrangements totaled less than $0.1 million for the three and nine month periods ended December 31, 2020 and $0.1 million and $0.2 million for the three and nine month periods ended December 31, 2019, respectively. The Company vacated this office space as of December 31, 2020.

React Presents leases its Chicago, Illinois premises under a month-to-month operating lease expiring October 9, 2020. Rent expense for the operating leases totaled less than $0.1 million and 0.1 million for the three and nine month periods ended December 31, 2020, respectively.

PodcastOne leases its Los Angeles premises under a month-to-month operating lease. Rent expense for the operating lease totaled $0.1 million and $0.2 million for the three and nine month periods ended December 31, 2020, respectively.

Note 13 — Long-Term Liabilities

On October 30, 2020, Slacker entered into an amendment to existing agreements with a certain licensor of music content (the “Music Partner”) which own and license rights to Slacker to certain sound recordings. Pursuant to this amendment, payment terms on $5.9 million of outstanding balances to the Music Partner were extended over periods between 12 and 24 months, and recorded as other long-term liabilities along with the fair value of the PodcastOne earnout, as follows:

	December 31,	March 31,
	2020	2020

Due to Music Partner	$5,422	$-
Fair value of contingent consideration liability	1,061	-
Other long-term liabilities	$6,483	$-

The Company evaluated the agreements with the Music Partner and it was required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructuring by Debtor. As a result of the evaluation, the Company reclassified the portion of the payable balance due after 12-months to non-current liabilities.

The contingent consideration liability resulted from the business combination with PodcastOne (Note 4- Business Combinations) and is carried at fair value (see Note 18- Fair Value Measurements).

Note 14 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of December 31, 2020, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $2.1 million for the fiscal year ending March 31, 2021, $6.8 million for the fiscal year ending March 31, 2022, $5.9 million for the fiscal year ending March 31, 2023 and $4.1 million for the fiscal year ending March 31, 2024. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of December 31, 2020, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $0.3 million for the fiscal year ending March 31, 2021, $0.9 million for the fiscal year ending March 31, 2022 and $0.1 million for the fiscal year ending March 31, 2023.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of December 31, 2020, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Legal Proceedings

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about December 31, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. On March 27, 2020, Wynn filed an amended complaint adding Schnaier, Danco and Gamtix, LLC (parties unrelated to the Company) as additional defendants in this matter. On July 29, 2020, Wynn submitted a written discovery request to LXL Tickets in this matter. Currently, the discovery proceedings are continuing and the Company is cooperating with Wynn’s discovery request, subject to standard objections. As of December 31, 2020, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP (“Manatt”) served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At December 31, 2020 the promissory note has not been paid and is currently past due.

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

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin, and Blake Indursky and Computershare. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.3 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs, which claims have been dismissed. Based on the remaining claims, Plaintiffs are seeking injunctive relief, damages, if any, of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until the Company’s fiscal year ending March 31, 2022 (unless further delayed as a result of the COVID-19 pandemic). In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. As of December 31, 2020, all of plaintiffs’ claims other than fraudulent inducement have been dismissed or addressed by the parties or the court, subject to plaintiffs currently appealing the dismissal of the breach of the implied covenant of good faith and fair dealing claims related to Mr. Schnaier’s employment agreement with LXL Tickets. On November 10, 2020, the Appellate Division affirmed the dismissal court of appeals of the plaintiffs’ claims for granting the Company’s motion to dismiss plaintiff’s breach of the implied covenant of good faith and fair dealing claims concerning Mr. Schnaier’s employment agreement. As of December 31, 2020, all of plaintiffs’ claims other than fraudulent inducement and breach of the employment agreement have been dismissed or addressed by the parties or the court.

The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to the remaining claims. As of December 31, 2020, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.”

On May 6, 2020, Xcellence, Inc. (dba Xact Data Discovery) filed a claim in the Los Angeles Superior Court against us claiming total damages of approximately of $0.6 million as a result of an alleged breach of contract and breach of warranty under the services agreement entered into between Xcellence and the Company. The Company was previously not made aware of this matter and as a result, on October 26, 2020, the court entered a default judgment against the Company in this matter. On November 13, 2020, the Company filed the motion to set aside the default judgement due to the default being improperly entered into as a result of the plaintiff failing to correctly serve the Company and the default was set aside in December 2020. In December, the Company also filed its answer to the complaint. The Company intends to vigorously defend it in this matter. As of December 31, 2020, the potential range of loss related to this matter was not material.

During each of the nine months ended December 31, 2020 and 2019, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0.1 million.

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

Non-Income Related Taxes

In general, the Company has not historically collected state or local sales, use or other similar taxes in any jurisdictions in which the Company does not have a tax nexus, in reliance on court decisions or applicable exemptions that restrict or preclude the imposition of obligations to collect such taxes with respect to online sales of its music subscription services. In addition, the Company has not historically collected state or local sales, use or other similar taxes in certain jurisdictions in which it has a physical presence, in reliance on applicable exemptions. On June 21, 2018, the U.S. Supreme Court decided, in South Dakota v. Wayfair, Inc., that state and local jurisdictions may, at least in certain circumstances, enforce a sales and use tax collection obligation on remote vendors that have no physical presence in such jurisdiction. A number of states have already begun, or have positioned themselves to begin, requiring sales and use tax collection by remote vendors and/or by online marketplaces. The details and effective dates of these collection requirements vary from state to state. The Company evaluated the new requirements, and based upon its assessment determined that its sales tax exposure was not material to the financial results as of December 31, 2020. The Company is in the process of determining how and when its collection practices will need to change in the relevant jurisdictions, including obtaining resale certificates from third party resellers of the Company’s music services, as necessary. Following the CPS acquisition, the Company acquired a $0.4 million sales tax accrual.

Note 15 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company made matching contributions of less than $0.1 million and $0.1 million to the 401(k) Plan for the three and nine month periods ended December 31, 2020, respectively, and less than $0.1 million for the three and nine month periods ended December 31, 2019, respectively.

Note 16 — Stockholders’ Equity

Issuance of Common Stock in Public Offerings

In July 2020, the Company issued directly to a certain institutional investor and another investor a total of 1,820,000 shares of the Company’s common stock for net cash consideration of approximately $7.3 million at a price per share of $4.14. The offering of the shares was made pursuant to the Shelf S-3 and a prospectus supplement related to the offering filed with the SEC on July 23, 2020.

On July 25, 2019, in a registered direct public offering, the Company entered into securities purchase agreements with certain institutional investors pursuant to which the Company sold a total of 5,000,000 shares of its common stock at a price per share of $2.10. The gross proceeds to the Company were $10.5 million. The net proceeds of the offering to the Company were $9.5 million, after deducting placement agent fees and other offering expenses totaling $1.0 million paid by the Company. The offering of the shares was made pursuant to the Shelf S-3 and a prospectus supplement related to the offering filed with the SEC on July 26, 2019.

In August 2020, the Company and Mani Brothers 9200 Sunset (DE), LLC, the landlord of its principal executive offices in West Hollywood, entered into the Occupancy Agreement. Pursuant to the agreement, the Company issued to MBRG Investors, LLC as the designee of the landlord 95,436 shares of the Company’s shares of common stock, at a price per share of $4.14, in full satisfaction of the Company’s payment obligation of approximately $0.4 million to the landlord, which is included in shares issued to consultants and vendors on the Condensed Consolidated Statement of Stockholders Equity (Deficit). The Company did not receive any cash proceeds from the offering of these shares. The offering of these shares was made pursuant to the Shelf S-3 and prospectus supplement related to the offering filed with the SEC on August 11, 2020.

The offering of these shares was made pursuant to the Shelf S-3 and prospectus supplement related to the offering, which was filed with the SEC on August 11, 2020, and the final settlement and issuance of these shares occurred on August 11, 2020.

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the nine months ended December 31, 2020, the Company issued 3,780,659 shares of its common stock valued at $11.5 million to certain Company consultants and vendors which includes the shares issued to MBRG Investors, LLC and the shares issued to a certain music partner. Additionally, the Company incurred $1.0 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. During the three months and nine months ended December 31, 2020, the Company recorded $1.0 million and $11.5 million, respectively, of expense related to stock issuances to its consultants. The remaining unrecognized compensation cost of $0.2 million is expected to be recorded over the next year as the shares vest.

During the nine months ended December 31, 2019, the Company issued 956,575 shares of its restricted common stock valued at $3.5 million to certain Company consultants and vendors. Additionally, the Company had $0.6 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued at December 31, 2019. During the three and nine months ended December 31, 2019, the Company recorded $0.2 million and $0.6 million, respectively, of expense related to stock issuances to its consultants.

Warrants

The table below summarizes the Company’s warrant activities during the nine month’s ended December 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, March 31, 2020	167,363	$4.01	0.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, December 31, 2020	167,363	$4.01	0.19
Exercisable, December 31, 2020	167,363	$4.01	0.19

At December 31, 2020, the intrinsic value of warrants outstanding and exercisable was $0.

Issuance of Common Stock to Certain Music Partner

In June 2020, the Company entered into a new two-year license agreement with a certain music partner which owns and license rights to Slacker to certain sound recordings. Pursuant to this agreement, the Company agreed to certain minimum yearly guarantee payments and issued 264,000 shares of its restricted common stock to such music partner in consideration of all payments due to the music partner prior the date of the agreement.

In July 2020, the Company issued to a certain music licensor 2,415,459 shares (the “Shares”) of its common stock at a price of $4.14 per share, to satisfy the Company’s payment obligation in the amount of $10.0 million owed to such music licensor (the “Threshold Amount”).  In the event that the value of the Shares as of September 30, 2020 was less than the Threshold Amount, the Company agreed to make an additional cash payment to such music licensor in an amount equal to the difference between (i) the Threshold Amount and (ii) the sum of (x) the net proceeds of any sales of the Shares by the music licensor plus (y) the aggregate value of the Shares not sold by the music licensor as of such date. As of December 31, 2020, the Company accrued $2.1 million related to additional cash payment required. The shares were issued pursuant to the Shelf S-3 and a prospectus supplement related to the offering of these shares filed with the SEC on July 22, 2020. The Company did not receive any cash proceeds from the offering of these shares.

2016 Equity Incentive Plan

On September 17, 2020, our stockholders approved the amendment to the 2016 Equity Incentive Plan, as amended to increase the number of shares available for issuance under the plan by 5,000,000 shares.

Stock Repurchase Program

In December 2020, we announced that our board of directors has authorized the repurchase up to two million shares of our outstanding common stock from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in all of their new vehicles. In the three and nine months ended December 31, 2020 total revenue from the OEM was $5.7 million and $17.0 million, respectively. In the three and nine months ended December 31, 2019 total revenue from the OEM was $6.0 million and $16.6 million, respectively.

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

Note 18 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$1,061	$-	$-	$1,061
Initial measurement of contingent consideration from CPS acquisition	1,254	-	-	1,254
Bifurcated embedded derivative on senior secured convertible notes payable	251	-	-	251
Bifurcated embedded derivative on unsecured convertible note payable	30	-	-	30
	$2,596	$-	$-	$2,596

	March 31, 2020
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$524	$-	$-	$524
Bifurcated embedded derivative on unsecured convertible note payable	141	-	-	141
	$665	$-	$-	$665

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy for the nine month period ended December 31, 2020 (in thousands):

Amount
Balance as of March 31, 2020	$665
Initial measurement of contingent consideration from PodcastOne acquisition on July 1, 2020	1,100
Initial measurement of contingent consideration from CPS acquisition on December 22, 2020	1,254
Initial measurement of embedded derivatives on senior secured convertible notes issued on September 15, 2020	671
Adjustments reported in loss on extinguishment of debt	(228)
Fair value adjustments reported in earnings	(866)
Balance as of December 31, 2020	$2,596

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy for the nine months ended December 31, 2019 (in thousands):

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

	December 31,	March 31,
	2020	2020

Bifurcated embedded derivative on senior secured convertible debentures Market yield	-	27.4%
Bifurcated embedded derivative on senior secured convertible notes payable Market yield	19.1%	-
Bifurcated embedded derivative on unsecured convertible note payable Market yield	31.2%	43.9%
Contingent consideration Market yield	19.1%	-

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is $0.3 million. The changes in fair value of $(0.3) million and $(0.4) million are recorded in other income (expense) on the Company’s consolidated statements of operations for the three-month and nine month periods ended December 31, 2020, respectively.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	December 31, 2020
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$17,353	$17,353	$-	$-
Restricted cash	235	235	-	-
Liabilities:
Notes payable	2,996	-	-	2,996
Senior secured convertible notes payable, net	12,830	-	-	17,370
Unsecured convertible notes payable related party, net	5,393	-	-	6,485
Unsecured convertible notes, payable net	1,887	-	-	1,996

	March 31, 2020
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,702	$5,702	$-	$-
Restricted cash	6,735	6,735	-	-
Liabilities:
Note payable	331	-	-	331
Senior secured convertible debentures, net	8,701	-	-	9,254
Unsecured convertible notes payable related party, net	5,114			4,451
Unsecured convertible note payable	1,539	-	-	1,338

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of December 31, 2020 and March 31, 2020. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	December 31,	March 31,
	2020	2020
Senior secured convertible debentures, net (binomial lattice model):
Market yield	-	27.4%

Senior secured convertible notes payable, net (binomial lattice model):	19.1%	-
Market yield

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	31.2%	41.6%

Unsecured convertible note payable (yield model with a Black-Scholes-Merton option pricing model):
Market yield	29.17%	43.9%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of December 31, 2020 and March 31, 2020.

The Company’s outstanding debt is carried at cost, adjusted for discounts. The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value. The Company’s senior convertible notes payable and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions detailed above. The senior convertible notes payable and unsecured convertible notes payable are valued using a binomial lattice model and a yield model with a Black-Scholes-Merton option pricing model, respectively.

Note 19 — Subsequent Events

On January 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital Master Fund Ltd. (“TCMF”), a related party, pursuant to which the maturity date of all of the Company’s Unsecured Convertible Notes issued to TCMF was extended to May 31, 2022, and in consideration of such extension, the interest rate payable under such notes increased to 8.5% and the Company shall issue to TCMF 280,000 shares of its common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “our” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended December 31, 2020, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our chief operating decision maker regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We currently generate a majority of our revenue through subscription services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform. In the fourth quarter of our fiscal year ended March 31, 2020, we began generating ticketing, sponsorship, and promotion-related revenue from live music events through our February 2020 acquisition of React Presents, LLC (“React Presents”), a leading live entertainment and promoter of electronic dance music (“EDM”) festivals and events. In May 2020 we launched a new pay-per-view (“PPV”) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. Effective July 2020, we entered the podcasting business with the acquisition of Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”). Effective December 22, 2020, we entered the merchandising business with the acquisition of Custom Personalization Solutions, Inc. (“CPS”).

For the nine months ended December 31, 2020 and 2019, we reported revenue of $44.2 million and $28.8 million, respectively. For the nine months ended December 31, 2020, one customer accounted for 38% of our consolidated revenues. For the nine months ended December 31, 2019, two customers accounted for 13% and 58% of our consolidated revenues, respectively.

Key Corporate Developments for the Quarter Ended December 31, 2020

During the three months ended December 31, 2020, we successfully produced and livestreamed 52 live events, generating over 28.4 million live views, with 323 Artists livestreamed and 231 hours of live programming.

We ended the December 31, 2020 quarter with approximately 1,006,000 paid subscribers on our music platform, up from approximately 820,000 at December 31, 2019, representing 23% annual growth and had approximately 0.9 million monthly active users (“MAUs”). Included in the total number as of December 31, 2020 are certain subscribers which are the subject of a contractual dispute. We are currently not recognizing revenue related to these subscribers.

On December 22, 2020, the Company’s wholly owned subsidiary, LiveXLive Merchandising, Inc., acquired 100% of the equity interests of CPS for total consideration of 2,230,769 shares of the Company’s restricted common stock with a fair value of $6.4 million net of a 25% discount for lack of marketability described below. The shares of the Company’s common stock issued to the sellers are subject to a twelve-month lock-up period from the closing date, such that no such shares can be sold, transferred, assigned, hypothecated, or in any way disposed of, or any right or interest therein, whether voluntarily or by operation of law, or by gift or otherwise prior to the expiration of such period.

We agreed to also issue up to approximately 437,000 additional shares of our restricted common stock if (i) CPS reports GAAP revenue of $20.0 million and $1.0 million of EBITDA for its fiscal year ended December 31, 2020, and (ii) at the closing, CPS’ target working capital is $4.0 million (including $0.8 million of cash), with a dollar-for-dollar reduction with respect to each such shortfall with no duplication. We further agreed to issue up to approximately 477,000 additional shares of our restricted common stock to the extent CPS’ final working capital as determined by the parties exceeds $4.0 million. Based on their likelihood of achievement, the Company accrued for these additional shares at December 31, 2020 and valued at $2.6 million, net of 25% discount for lack of marketability.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

Today, we derive the majority of our revenue through music subscription services and advertising, and secondarily from sponsorship and licensing (including PPV events) and ticketing. For our three months ended December 31, 2020, approximately 46% and 42% of our revenue was generated from paid customer subscriptions and advertising, respectively, and 11% and 1% of our revenue was generated from sponsorship and licensing, and ticketing, respectively. Additionally, we generated 4% of our revenue from custom merchandise sales. Beginning in February 2020, we began diversifying our revenue mix and product offerings, including (i) acquisition of React Presents, a producer, promoter and manager of in person live music festivals and events, (ii) with the acquisition of PodcastOne in July 2020, accelerating our entry into the podcasting services and providing substantial advertising revenue and capabilities across our platform beginning with the quarter ended September 30, 2020 and beyond, (iii) accelerating the number of live events digitally live streamed across our platform to 52 live events for quarter ended December 31, 2020, as compared to 42 for the entire fiscal year ended March 31, 2020, (iv) substantially increasing our sponsorship revenue from live events when compared to any prior fiscal period, (v) successfully launching our PPV platform, allowing us to charge customers directly to access and watch certain live events digitally on our music platform, and (vi) with the acquisition of CPS in December 2020, accelerating our entry into the merchandise personalization industry and providing substantial merchandise revenue and capabilities across our platform beginning with the quarter ended December 31, 2020 and beyond. When we aggregate the combined impact of all of these events, we expect the percentage mix of our advertising versus subscription revenue to be substantially higher throughout the remainder of our fiscal year ending March 31, 2021 (“fiscal year 2021”) versus our fiscal year ended March 31, 2020 (“fiscal year 2020”).

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

We believe there is substantial near and long-term value in our live music content. We also believe that the monetary value of broadcasting live music follows a similar evolution to sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As the thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During the three months ended December 31, 2020 and 2019, we livestreamed 52 and 9 major festivals and live music events, respectively. With the acceleration in livestreamed events during the three months ended December 31, 2020, we also experienced significant increases in monetization of these events from paid sponsorships and pay per view ticket purchases. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights within and outside of North America. The long-term economics of any future agreement involving on-premise in-person festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers, and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

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

As our music platform continues to evolve, we believe that there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television and social channels, deploying new services for our subscribers such as PPV, artist merchandise and live music event ticket sales, and licensing user data across our platform. In 2019 we combined our Slacker audio and LiveXLive video services into a single platform – LiveXLive Powered by Slacker, including offering a greater variety of exclusive and unique music content across our platform. For example, we acquired Slacker in December 2017 to accelerate our paid subscription platform, and secondarily to gain synergies across product development initiatives. In 2018 and more recently in 2020, we integrated resources and improved our live music streaming app across Apple TV, Samsung TV, Roku and Amazon Fire platforms. We acquired React Presents in February 2020, which gives us the ability to produce both on premise and virtual live music events and festivals along with increasing our original music content. In May 2020 we launched our first PPV performances across our platform, allowing artists and fans to access a new digital compliment to live concerts and events. In July 2020, we acquired PodcastOne and we now own one of the largest networks of podcast content in North America, including over 300 new podcasts per week and over 2.0 billion downloads annually. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2021, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities. In December 2020, we acquired CPS and we now own a group of fast-growing web-oriented businesses specializing in the merchandise personalization industry. CPS develops, manufactures, and distributes personalized products for wholesale and direct-to-consumer distribution. The company offers over 10,000 exclusive personalized gift items for family, home, seasonal holidays, and special events. CPS is also one of the largest distributors of personalized jewelry in the U.S. Wholesale clients include Walmart, Zulily, Zales, Petco, and Bed, Bath, and Beyond. From embroidery to laser engraving to direct-to-garment printing, CPS utilizes ten types of personalization methods resulting in a one- stop shop for anyone's personalization /print on demand needs.

Historically, we produced and digitally distributed live music performances of many of these large global music events to fans all around the world. Prior to March 31, 2020, our live events business had not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative contribution margins* and operating losses. Further and beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Major global music festivals such as Coachella, EDC Las Vegas, Rock-in-Rio, Austin City Limits were postponed to 2021 or indefinitely. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital purposes). This shift had a positive impact on our business in the near and long term, and as our platform continues to evolve, we also expect our contribution margins* and Adjusted Operating Loss (“AOL”)* to improve in the near and long term. Lastly, we are forecasting our cost per live event over near term to decrease substantially when compared to prior periods. When combined, the aggregate financial impact of these new events is improvements in both contribution margins* and AOL*in the near- and long-term. For example, during the three months ended December 31, 2020 and 2019, our contribution margins* improved to 24% from 21%, respectively. Our AOL* improved by $0.2 million, to $(1.9) million from $(2.1) million, during the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2020 and 2019, all material amounts of our revenue were derived from customers located in the United States. Moreover, and during the nine months ended December 31, 2020, one of our customers accounted for 39% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond December 31, 2020 could cause our revenue to fluctuate significantly. Moreover, and with the addition of PodcastOne and CPS in July and December 2020, respectively, the percentage of this customer revenue concentration decreased substantially and this trend is expected to continue in the fourth quarter of fiscal year ending March 31, 2021. While our revenue is primarily generated through music subscription services based in the United States today, we believe that there is a substantial opportunity in the longer term for us to significantly diversify our subscriber base and expand our service offerings to customers based in countries outside of the United States. Historically, we have sold certain licensing rights to stream live music in Latin America and China to third parties. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the first half of fiscal March 31, 2021, namely our live events and programmatic advertising. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume, and as a result, the COVID-19 pandemic had an adverse impact on on-premise live music festivals, concerts and events. Major global music festivals such as Coachella, EDC Las Vegas, Rock-in-Rio, Austin City Limits have been postponed until 2021 or indefinitely. With our acquisition of React Presents in February 2020, we are presently unable to produce and promote more than 200 forecasted live events in fiscal year ending March 31, 2021, including our flagship live event Spring Awakening festival, which is typically annually produced in June. However, in January 2021, we announced our first-ever expansion of Spring Awakening music festival (“SAMF”) outside of Chicago with its first edition of "Spring Awakening Excursions'' Cancun Awakening music festival which is a live event scheduled from April 28 to May 2, 2021. However, further outbreaks of COVID-19 could cause the postponement or cancelation of this event.” Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused a subset of our legacy advertising mix and demand to decline and as a result, overall advertising cost per thousand impressions/rates across our platform were subsequently reduced. Further, as of the date of this Quarterly Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become regularly available to us. Conversely, while the economic and health conditions in the United States and across the globe have changed rapidly since the end of our fiscal year ended March 31, 2020, we are presently experiencing growth in certain parts of our core business, including (i) growth in the number of live music events produced digitally and livestreamed since April 1, 2020 through December 31, 2020 (140 live events) as compared to fiscal year March 31, 2020 (42 live events), (ii) improvement in the monetization of these digital livestreams, which is currently on pace to exceed prior fiscal year by over 300% and (iii) new growth opportunities across our music platform, including PPV. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, our largest customer was ordered to keep its main U.S. factory closed for a substantial amount of time.

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

Revenue

We have historically generated revenue through advertising, sponsorship of our live events, paid subscriptions across our music platform, and secondarily through the licensing of non-US broadcasting rights for our live events. With the acquisition of React Presents in the fourth quarter of our fiscal year ended March 31, 2020 and the launch of our PPV platform we now generate ticket and event revenue, and beginning in the second quarter of our fiscal year ending March 31, 2021 and with the acquisition of PodcastOne, we generate higher advertising revenue when compared to prior periods and as a percentage mix of our consolidated revenue. The acquisition of CPS has further diversified revenue with a merchandise revenue stream being added. Our advertising revenue is based upon the number of impressions or active listeners we deliver across our music and podcasting platform. Our subscription revenue is driven by the number of paid subscribers across our music platforms, who pay up to $9.99 per month for a premium music subscription. Licensing revenue is driven by certain broadcasting rights we own and license to third parties. Ticket/event revenue is primarily derived from the sale of tickets and promoter fees earned from venues or other co-promoters under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits.

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

Cost of Sales

Costs of sales principally consist of the costs of licensing our services across our music platform, including producing audio and live music content; music licensing costs paid to labels such as Universal Music, Warner Music and Sony Music, publishers and digital rights organizations such as SoundExchange and BMI; programming, DJ’s, hosts and streaming costs; revenue recognized by us and shared with others as a result of our revenue-sharing arrangements including podcasts, vodcasts and PPV events; platform operating expenses, including depreciation of the systems and hardware used to build and operate our platform; personnel costs related to our network operations, production teams, customer service and information technology. As we continue to grow our revenue base, build out our music services platform and expand our coverage globally, we anticipate that our service costs will increase when compared to historical periods. Our services cost of sales is dependent on a number of factors, including the amount of premium music downloaded, live festivals we stream in a given period, the amount of content and programming required to operate our services and the number of partners we share our corresponding revenue with. Cost of sales for merchandising revenue are for finished goods, which includes the purchase costs and related direct costs. Direct costs include all costs for personalization, production, planning, quality control, fulfillment and inbound freight.

Sales and Marketing

Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales support, public relations, advertising, marketing and general promotional expenditures. Fluctuations in our sales and marketing expenses are generally the result of our efforts to support the growth in our businesses, including expenses required to support the expansion of our direct sales force. We currently anticipate that our sales and marketing expenses will continue to increase throughout fiscal year 2021, most notably in the second and third quarters of fiscal year 2021 with the acquisition of PodcastOne and CPS, respectively, and fluctuate as a percent of revenue when compared to 2020, as we continue to grow our advertising and sponsorship base, invest in new subscriber growth initiatives and sales and marketing organizations and invest in marketing activities to support the growth of our businesses. Additionally, sales and marketing includes merchandising advertising and has royalty costs.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs from our executive, legal, finance, human resources and information technology organizations and facilities related expenditures, as well as third party professional fees, insurance and bad debt expenses. Professional fees are largely comprised of outside legal, accounting, audit, information technology consulting and legal settlements. With the full year of React Presents expenses in fiscal year 2021 versus partial year in fiscal year 2020, coupled with the expected addition of new personnel from PodcastOne and CPS to support our planned growth in fiscal year 2021 and beyond, we anticipate general and administrative expenses to increase overall in fiscal year 2021 as compared to fiscal year 2020.

Amortization of Intangibles

We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows based on our historical experience of intangible assets of similar quality and value. We expect amortization expense to increase in the near term as a result of the React Presents acquisition made in the fourth quarter of fiscal year ended March 31, 2020, and the PodcastOne and CPS acquisitions which closed in the second and third quarters of fiscal year ending March 31, 2021, respectively. Amortization as a percentage of revenue will depend upon a variety of factors, such as the amounts and mix of our identifiable intangible assets acquired in business combinations.

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

As of December 31, 2020, we had approximately $5.9 million of unrecognized employee related stock-based compensation, which we expect to recognize over a weighted-average period of approximately 2.2 years. Stock-based compensation expense is expected to increase throughout fiscal year 2021 compared to fiscal year 2020 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees and non-employee directors.

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

As of December 31, 2020, we had approximately $118.3 million of federal and $82.1 million of state net operating losses (“NOLs”).  These NOL carryforwards are available to us to offset future taxable income which expire in varying amounts beginning in 2024 if unused. We obtained $136.0 million and $2.6 million of federal NOL and federal tax credit carryforwards, respectively, through the acquisition of Slacker in December 2017.  Utilization of these losses and tax credits is limited by Section 382 of the Internal Revenue Code (the “Code”) in fiscal year end March 31, 2018 and each taxable year thereafter.  We have estimated a limitation and revalued the losses and credits at $22.0 million and $0 million, respectively. We obtained $6.4 million of federal NOL carryforwards through the acquisition of PodcastOne in July 2020.  It is possible that the utilization of these NOL carryforwards and tax credits may be further limited. We are undertaking a study to determine the applicable limitations, if any. We currently believe that based on available information, it is not more likely than not that our deferred tax assets will be realized, and accordingly we have recorded a valuation allowance against our federal, state and foreign deferred tax assets.

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

On December 29, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in the United States. The CAA provides numerous tax provisions and most notably for the Company changes the tax treatment of those expenses paid for with a PPP loan from non-deductible to deductible. The Company is in the process of evaluating the provisions of the CAA including second draw Paycheck Protection Program loans and potential eligibility for Employee Retention Credits and does not anticipate the other provisions included will have a material impact on its provision for income taxes.

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

There were no material changes to our critical accounting policies and estimates during the three months ended December 31, 2020.

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

The following table sets forth the reconciliation of AOI and AOL to Operating Income (loss), the most comparable GAAP financial measure (in thousands):

The following table sets forth the reconciliation of AOL* to Operating Income (loss), the most comparable GAAP financial measure (in thousands), for each of the three and nine-month periods ended December 31, 2020 and 2019:

	Contribution Margin	Loss from Operations	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Loss
Three Months Ended December 31, 2020
Operations	$4,559	$(4,636)	$2,173	$1,630	$-	$256	$(577)
Corporate	-	(2,959)	-	1,062	50	478	(1,369)
Total	$4,559	$(7,595)	$2,173	$2,692	$50	$734	$(1,946)

Three Months Ended December 31, 2019
Operations	$2,061	$(4,668)	$1,941	$1,329	$-	$201	$(1,197)
Corporate	-	(3,224)	1	1,606	-	702	(935)
Total	$2,061	$(7,912)	$1,942	$2,935	$-	$903	$(2,132)

	Contribution Margin	Loss from Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Income (Loss)
Nine months Ended December 31, 2020
Operations	$11,665	$(11,069)	$6,368	$4,148	$-	$963	$410
Corporate	-	(9,474)	-	3,885	421	1,367	(3,801)
Total	$11,665	$(20,543)	$6,368	$8,033	$421	$2,330	$(3,391)

Nine months Ended December 31, 2019
Operations	$3,676	$(17,753)	$6,154	$4,470	$-	$246	$(6,883)
Corporate	-	(10,353)	3	4,342	-	2,469	(3,539)
Total	$3,676	$(28,106)	$6,157	$8,812	$-	$2,715	$(10,422)

Operating Results

Three Months Ended December 31, 2020, as compared to Three Months Ended December 31, 2019

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Revenue	$19,123	$9,699	97%

Cost of Sales	14,564	7,638	91%
Sales & Marketing, Product Development and G&A	7,796	5,374	45%
Intangible Asset Amortization	1,399	1,355	3%
Operating Loss	(4,636)	(4,668)	1%
Operating Margin	-24%	-48%	50%
AOL*	$(577)	$(1,197)	52%
AOL Margin*	-3%	-12%	75%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Revenue increased $9.4 million, or 97%, during the three months ended December 31, 2020, as compared to $9.7 million for the three months ended December 31, 2019, primarily due to the inclusion of PodcastOne advertising revenue which contributed to an increase of $7.3 million in the three months ended December 31, 2020, an increase of $2.0 million in ticket sales and sponsorship revenue in the current year period compared to the prior year period and the inclusion of CPS merchandising revenue which contributed to an increase of $0.8 million in the three months ended December 31, 2020. This increase was partially offset by a decrease in subscriber revenue of $0.8 million in the current year period compared to the prior year period as a result of certain subscribers subject to a contractual dispute.

Operating Loss

Operating loss decreased less than $0.1 million, or 1%, to ($4.6) million for the three months ended December 31, 2020, as compared to $(4.7) million for the three months ended December 31, 2019, as a result of $2.5 million improvement in contribution margins from operations primarily due to the acquisition of PodcastOne during the current year period as compared to the prior year period, offset by $2.4 million increase in sales & marketing, product development and G&A during the current year period, as compared to the prior year period.

Adjusted Operating Loss

AOL* decreased ($0.6) million, or 52%, from a ($1.2) million AOL for the three months ended December 31, 2019, to ($0.6) million AOL for the three months ended December 31, 2020, primarily as a result of a $2.5 million improvement in contribution margins from operations primarily due to the acquisition of PodcastOne during the current year period as compared to the prior year comparable period.

Adjusted Operating Loss Margin

AOL Margin* at December 31, 2020 improved to (3%), from (12%) for the three months ended December 31, 2019.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
G&A Expenses	$2,959	$3,244	-9%
Operating Loss	$(2,959)	$(3,244)	9%
Operating Margin	100%	-100%	-%
AOL*	$(1,369)	$(935)	-46%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Corporate Operating Loss

Operating loss decreased ($0.3) million, or 9%, from a ($3.2) million loss for the three months ended December 31, 2019, to a ($3.0) million loss for the three months ended December 31, 2020. The decrease was primarily due to a reduction in legal costs incurred during the quarter ended December 31, 2019 which did not recur in the quarter ended December 31, 2020, the vast majority of which is to support legal defense costs related to a prior period asset acquisition.

Adjusted Operating Loss

Corporate AOL* increased ($0.3) million, or 46%, from a ($0.9) million AOL* for the three months ended December 31, 2019, to a ($1.4) million AOL for the three months ended December 31, 2020. The increase was largely due to a decrease in stock-based compensation and other non-operating costs add-backs during the three months ended December 31, 2020, as compared to the prior year comparable period.

Nine Months Ended December 31, 2020 as compared to Nine Months Ended December 31, 2019

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Revenue	$44,189	$28,780	54%

Cost of Sales	32,524	25,104	30%
Sales & Marketing, Product Development and G&A	18,677	16,932	10%
Intangible Asset Amortization	4,057	4,497	-10%
Operating Loss	$(11,069)	$(17,753)	38%
Operating Margin	-25%	-62%	59%
AOI (AOL)*	$410	$(6,883)	106%
AOI (AOL) Margin*	1%	-24%	104%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Revenue

Revenue increased $15.4 million, or 54%, during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, primarily due to the inclusion of PodcastOne advertising revenue which contributed to an increase of $12.6 million in the nine months ended December 31, 2020, an increase of $3.2 million in ticket sales and sponsorship revenue in the current year period compared to the prior year and the inclusion of CPS merchandising revenue which contributed to an increase of $0.8 million in the nine months ended December 31, 2020. This increase was partially offset by a decrease in subscriber revenue of $1.7 million in the current year period compared to the prior year as a result of certain subscribers subject to a contractual dispute.

Operating Loss

Operating loss decreased $6.7 million, or 38%, to ($11.1) million for the nine months ended December 31, 2020, as compared to $(17.8) million for the nine months ended December 31, 2019, primarily as a result of $8.0 million improvement in contribution margins* from operations primarily due to the acquisition of PodcastOne during the nine month period ended December 31, 2020, as compared to the prior year comparable period, and COVID-19 related cost savings initiated in the first quarter of the fiscal year ending March 31, 2021.

Adjusted Operating Income (Loss)

AOI* increased $7.1 million, or 106%, from a ($6.9) million AOL* for the nine months ended December 31, 2019, to a $0.4 million AOI* for the nine months ended December 31, 2020, primarily as a result of a $8.0 million improvement in contribution margins* from operations primarily due to the acquisition of PodcastOne during the nine month period ended December 31, 2020, as compared to the same period in the prior year, and due to COVID-19 related cost savings initiated in the first quarter of the fiscal year ending March 31, 2021, offset by a $1.7 million increase in sales & marketing, product development and G&A during the nine months ended December 31, 2020, as compared to the same period in the prior year.

Adjusted Operating Income (Loss) Margin

AOI Margin* for the nine months ended December 31, 2020 improved to 1%, from (24%) for the nine months ended December 31, 2019.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
G&A Expenses	$9,474	$10,353	-8%
Operating Loss	$(9,474)	$(10,353)	8%
Operating Margin	-100%	-100%	-%
AOL*	$(3,801)	$(3,539)	-7%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Corporate Operating Loss

Corporate operating loss decreased ($0.9) million, or 8%, from a ($10.4) million loss for the nine months ended December 31, 2019, to a ($9.5) million loss for the nine months ended December 31, 2020. The decrease was primarily due by one-time personnel and related costs largely due to COVID-19 cost restructuring initiatives instituted during the quarter ended June 30, 2020.

Adjusted Operating Loss

Corporate AOL* increased ($0.3) million, or 7%, from a ($3.5) million AOL for the nine months ended December 31, 2019, to a ($3.8) million AOL for the nine months ended December 31, 2020. The increase was largely due to a decrease in other non-operating costs and stock-based compensation add-backs during the nine months ended December 31, 2020 as compared to the prior year comparable period.

Consolidated Results of Operations

Three Months Ended December 31, 2020, as compared to Three Months Ended December 31, 2019

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,
	2020	2019
Revenue:	$19,123	$9,699

Operating expenses:
Cost of sales	14,564	7,638
Sales and marketing	3,059	1,391
Product development	2,534	2,754
General and administrative	5,162	4,473
Amortization of intangible assets	1,399	1,355
Total operating expenses	26,718	17,611
Loss from operations	(7,595)	(7,912)

Other income (expense):
Interest expense, net	(998)	(890)
Other expense	(138)	(6)
Total other income (expense)	(1,136)	(896)

Loss before provision for income taxes	(8,731)	(8,808)

Provision for income taxes	-	-

Net loss	$(8,731)	$(8,808)

Net loss per share – basic and diluted	$(0.12)	$(0.15)

Weighted average common shares – basic and diluted	72,356,093	57,927,217

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Depreciation expense
Sales and marketing	$51	$39	33%
Product development	575	505	6%
General and administrative	174	43	305%
Total depreciation expense	$800	$587	30%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Stock-based compensation expense
Cost of sales	$492	$16	2975%
Sales and marketing	439	575	-24%
Product development	517	693	-25%
General and administrative	1,244	1,651	-25%
Total stock-based compensation expense	$2,692	$2,935	-8%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended December 31,
	2020	2019
Revenue	100%	100%
Operating expenses
Cost of sales	76%	79%
Sales and marketing	16%	14%
Product development	13%	28%
General and administrative	27%	46%
Amortization of intangible assets	7%	14%
Total operating expenses	140%	182%
Loss from operations	-39%	-82%
Other income (expense)	-6%	-9%
Loss before income taxes	-46%	-91%
Income tax provision	-%	-%
Net loss	-46%	-91%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Subscription services	$8,346	$9,115	-8%
Advertising	7,710	540	1,328%
Sponsorship and licensing	2,087	44	4,643%
Merchandising	796	-	100%
Ticket/Event	184	-	100%
Total Revenue	$19,123	$9,699	97%

Subscription Services Revenue

Subscription services revenue decreased to $8.3 million during the three months ended December 31, 2020 as compared to $9.1 million during the three months ended December 31, 2019, a decrease of $0.8 million or 8% primarily as a result of certain subscribers subject to a contractual dispute.

Advertising Revenue

Advertising revenue increased to $7.7 million during the three months ended December 31, 2020, as compared to $0.5 million during the three months ended December 31, 2019, an increase of $7.2 million or 1,328% due to the acquisition of PodcastOne on July 1, 2020.

Sponsorship and Licensing

Sponsorship and licensing revenue increased to $2.1 million from less than $0.1 million for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, there was less than $0.1 million comparable revenue in the prior year period. The increase was primarily due to 62 events livestreamed by us during the three months ended December 31, 2020 as compared to 8 events livestreamed during the prior year comparable period, and by additional sponsorship deals associated with our digital livestream offerings.

Merchandising

Merchandising revenue increased to $0.8 million from $0 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, due to the acquisition of CPS on December 22, 2020.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Subscription	$4,381	$4,650	-6%
Advertising	5,695	1,658	243%
Production	4,109	1,330	209%
Merchandising	379	-	100%
Total Cost of Sales	$14,564	$7,638	91%

Subscription

Subscription cost of sales decreased $0.3 million, or 6%, to $4.4 million for the three months ended December 31, 2020, as compared to $4.7 million for the three months ended December 31, 2019. The decrease was in line with the lower subscription revenues noted above.

Advertising

Advertising cost of sales increased $4.0 million, or 243%, to $5.7 million for the three months ended December 31, 2020, as compared to $1.7 million for the three months ended December 31, 2019. The increase was primarily due to the acquisition of PodcastOne on July 1, 2020.

Production

Production cost of sales increased $2.8 million, or 209%, to $4.1 million for the three months ended December 31, 2020, as compared to $1.3 million for the three months ended December 31, 2019. The increase was primarily due to the increase in events livestreamed by us and our podcast production during the three months ended December 31, 2020 as compared to the prior year comparable period.

Merchandising

Merchandising cost of sales increased to $0.4 million from $0 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, due to the acquisition of CPS on December 22, 2020.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Sales and marketing expenses	$3,059	$1,391	120%
Product development	2,534	2,754	-8%
General and administrative	5,162	4,473	15%
Amortization of intangible assets	1,399	1,355	3%
Total Other Operating Expenses	$12,154	$9,973	22%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.7 million, or 120% to $3.1 million for the three months ended December 31, 2020, as compared to $1.4 million for the three months ended December 31, 2019. The increase of $1.7 million was largely due to the inclusion of PodcastOne during the three months ended December 31, 2020, as compared to the three months ended December 31, 2019.

Product Development

Product development expenses decreased $0.2 million, or 8%, to $2.5 million for the three months ended December 31, 2020, as compared to $2.8 million for the three months ended December 31, 2019. The decrease of $0.2 million was largely due to decreased personnel-related expenses during the three months ended December 31, 2020, as compared to the three months ended December 31, 2019.

General and Administrative

General and administrative expenses increased $0.7 million, or 15%, to $5.2 million for the three months ended December 31, 2020, as compared to $4.5 million for the three months ended December 31, 2019. The increase was primarily due to the inclusion of PodcastOne during the quarter ended December 31, 2020.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended December 31,
	2020	2019	% Change
Total other income (expense), net	$(1,136)	$(896)	-27%

Total other expense increased $0.2 million to $1.1 million for the three months ended December 31, 2020, as compared to $(0.9) million for the three months ended December 31, 2019. The increase was primarily due to change in fair value of bifurcated embedded derivatives. The balances primarily represent interest expense related to senior secured convertible debentures, senior secured convertible notes, non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Nine Months Ended December 31, 2020, as compared to Nine Months Ended December 31, 2019

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Nine Months Ended December 31,	Nine Months Ended December 31,
	2020	2019

Revenue:	$44,189	$28,780

Operating expenses:
Cost of sales	32,524	25,104
Sales and marketing	6,481	5,202
Product development	6,908	7,682
General and administrative	14,762	14,401
Amortization of intangible assets	4,057	4,497
Total operating expenses	64,732	56,886
Loss from operations	(20,543)	(28,106)

Other income (expense):
Interest expense, net	(4,097)	(2,700)
Loss on extinguishment of debt	(1,488)	-
Other income (expense)	(320)	413
Total other income (expense)	(5,905)	(2,287)

Loss before provision for income taxes	(26,448)	(30,393)

Provision for income taxes	4	-
Net loss	$(26,452)	$(30,393)

Net loss per share – basic and diluted	$(0.40)	$(0.55)

Weighted average common shares – basic and diluted	66,880,417	55,390,589

The following table provides the depreciation expense included in the above line items (in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Depreciation expense
Sales and marketing	$157	$134	17%
Product development	1,634	1,393	17%
General and administrative	520	133	291%
Total depreciation expense	$2,311	$1,660	39%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Stock-based compensation expense
Cost of sales	$614	$59	941%
Sales and marketing	1,641	1,780	-8%
Product development	1,271	1,490	-15%
General and administrative	4,507	5,483	-18%
Total stock-based compensation expense	$8,033	$8,812	-9%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Nine Months Ended December 31,
	2020	2019
Revenue	100%	100%
Operating expenses
Cost of sales	74%	87%
Sales and marketing	15%	18%
Product development	16%	27%
General and administrative	33%	50%
Amortization of intangible assets	9%	16%
Total operating expenses	146%	198%
Loss from operations	-46%	-98%
Other income (expense)	-13%	-8%
Loss before income taxes	-60%	-106%
Income tax provision	-%	-%
Net loss	-60%	-106%

Revenue

Revenue was as follows (in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Subscription services	$24,948	$26,665	-6%
Advertising	13,453	1,814	642%
Sponsorship and licensing	3,466	301	1051%
Merchandising	796	-	100%
Ticket/Event	1,526	-	100%
Total Revenue	$44,189	$28,780	54%

Subscription Services Revenue

Subscription services revenue decreased $1.7 million, or 6%, during the nine months ended December 31, 2020, to $24.9 million as compared to $26.7 million during the nine months ended December 31, 2019, primarily as a result of certain subscribers subject to a contractual dispute.

Advertising Revenue

Advertising revenue increased to $13.5 million during the nine months ended December 31, 2020, as compared to $1.8 million during the nine months ended December 31, 2019, an increase of $11.6 million, or 642%, primarily due to the acquisition of PodcastOne on July 1, 2020.

Sponsorship and licensing

Sponsorship and licensing revenue increased $3.2 million from $0.3 million for the nine months ended December 31, 2019 to $3.5 million for the nine months ended December 31, 2020. The increase was primarily due to more events livestreamed by us during the three months ended December 31, 2020 as compared to the number of events livestreamed during the prior year comparable period, and by additional sponsorship deals associated with our digital livestream offerings.

Merchandising

Merchandising revenue increased to $0.8 million from $0 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, due to the acquisition of CPS on December 22, 2020.

Ticket/Event Revenue

Ticket/Event revenue increased $1.5 million to $1.5 million for the nine months ended December 31, 2020, as compared to $0 for the nine months ended December 31, 2019. The increase was due to the roll-out of PPV on our platform in May 2020 with no comparable revenue in the same period in the prior year.

Cost of Sales

Cost of sales was as follows (in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Subscription	$15,620	$17,270	-10%
Advertising	9,943	1,684	490%
Production	6,582	6,150	7%
Merchandising	379	-	100%
Total Cost of Sales	$32,524	$25,104	30%

Subscription

Subscription cost of sales decreased $1.7 million, or 10%, to $15.6 million for the nine months ended December 31, 2020, as compared to $17.3 million for the nine months ended December 31, 2019. The decrease was in line with the lower subscription revenues noted above.

Advertising

Advertising cost of sales increased $8.3 million, or 490%, to $9.9 million for the nine months ended December 31, 2020, as compared to $1.7 million for the nine months ended December 31, 2019. The increase was primarily due to the acquisition of PodcastOne on July 1, 2020.

Production

Production cost of sales increased $0.4 million, or 7%, to $6.6 million for the nine months ended December 31, 2020, as compared to $6.2 million for the nine months ended December 31, 2019. The increase was largely due to the increase in events and podcast production during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019.

Merchandising

Merchandising cost of sales increased to $0.4 million from $0 million for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, due to the acquisition of CPS on December 22, 2020.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Sales and marketing expenses	$6,481	$5,202	25%
Product development	6,908	7,682	-10%
General and administrative	14,762	14,401	3%
Amortization of intangible assets	4,057	4,497	-10%
Total Other Operating Expenses	$32,208	$31,782	21%

Sales and Marketing Expenses

Sales and marketing expenses increased $1.3 million, or 25%, to $6.5 million for the nine months ended December 31, 2020, as compared to $5.2 million for the nine months ended December 31, 2019. The $1.3 million increase was largely due to the inclusion of PodcastOne during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019.

Product Development

Product development expenses decreased $0.8 million, or 10%, to $6.9 million for the nine months ended December 31, 2020, as compared to $7.7 million for the nine months ended December 31, 2019. The decrease of $0.8 million was largely due to decreased personnel-related expenses during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019.

General and Administrative

General and administrative expenses increased $0.4 million, or 3%, to $14.8 million for the nine months ended December 31, 2020, as compared to $14.4 million for the nine months ended December 31, 2019. The increase was primarily due to the inclusion of PodcastOne during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, and decreased non-recurring legal fees, the vast majority of which is to support legal defense costs related to a prior period asset acquisition.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 10%, to $4.1 million for the nine months ended December 31, 2020, as compared to $4.5 million for the nine months ended December 31, 2019. The decrease was primarily due to certain customer relationships fully amortized in prior periods thus resulting in further reductions of amortization.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Nine Months Ended December 31,
	2020	2019	% Change
Total other income (expense), net	$(5,905)	$(2,287)	158%

Total other expense increased $3.6 million to $5.9 million for the nine months ended December 31, 2020, as compared to $2.3 million for the nine months ended December 31, 2019. The increase was primarily due to a $1.5 million loss from extinguishment of debt and $0.9 million of interest accrued in connection with such extinguishment in the current year period not in the comparable prior year period, and a $0.7 million prepayment penalty for the repayment of the convertible debentures in the current year period not in the comparable prior year period. The balances primarily represent interest expense related to senior secured convertible notes, non-secured convertible notes, amortization of debt discounts and late fees on outstanding payables.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2020, our principal sources of liquidity were our cash and cash equivalents in the amount of $17.6 million, which includes $0.2 million of restricted cash, and are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014 (including in fiscal years 2020 and 2021), public offerings, bank debt financing in fiscal year 2018 and the Debentures financing in June 2018 and February 2019. As of December 31, 2020, we had notes payable balance of $3.0 million, in secured convertible notes with aggregate principal amount of $15.0 million and unsecured convertible notes with aggregate principal balances of $7.6 million.

As of December 31, 2020 and March 31, 2020, we had an outstanding note payable of $0.3 million issued in connection with certain professional services performed for us through March 2015, and outstanding unsecured convertible notes (the “Trinad Notes”) of $5.3 million in principal and accrued interest, issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder. As of December 31, 2020, the Trinad Notes were classified as a noncurrent liability on the Company’s balance sheet as a result of entering into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital on January 11, 2021, pursuant to which the maturity dates of all of the Trinad Notes were extended to May 31, 2022.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $26.5 million and used cash of $8.7 million from operating activities for the nine months ended December 31, 2020 and had a working capital deficiency of $8.2 million as of December 31, 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

In April 2020, we received approximately $2.0 million pursuant to the PPP promulgated under the CARES Act (the “PPP Loan”). The PPP Loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Commencing in November 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by the maturity date the principal amount outstanding on the PPP Loan as of such date. All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon our application and upon documentation of expenditures in accordance with the SBA requirements. While we intend to apply for the forgiveness of the PPP Loan, there is no assurance that we will obtain forgiveness of the PPP Loan in whole or in part. We used the proceeds from the PPP Loan for qualifying expenses and intend to apply for forgiveness of the loan.

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

On January 11, 2021, we entered into an additional Amendment of Notes Agreement (the “Third Amendment Agreement”) with Trinad Capital pursuant to which the maturity dates of all of the Trinad Notes were extended to May 31, 2022, and in consideration of such extension, the interest rate payable under such notes increased to 8.5%, and we agreed to issue to Trinad Capital 280,000 shares of our common stock. We may not redeem the any of the Trinad Notes prior to May 31, 2022 without Trinad Capital’s consent.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(8,689)	$(5,368)
Net cash provided by (used in) investing activities	189	(1,755)
Net cash provided by financing activities	13,651	7,384
Net change in cash, cash equivalents and restricted cash	$5,151	$261

Cash Flows Used In Operating Activities

For the nine months ended December 31, 2020

Net cash used in our operating activities of $8.7 million primarily resulted from our net loss during the period of ($26.5) million, which included non-cash charges of $16.2 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, change in fair value of embedded derivatives, loss on extinguishment of debt and stock-based compensation. The remainder of our sources of cash used in operating activities of $1.6 million was from changes in our working capital, primarily from timing of accounts payable and accrued expenses, accounts receivable, prepaid expenses and other current assets and other long term liabilities.

For the nine months ended December 31, 2019

Net cash used in our operating activities of ($5.4) million primarily resulted from our net loss during the period of ($30.4) million, which included non-cash charges of $15.7 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, interest paid in kind, change in fair value of embedded derivatives and stock-based compensation. The remainder of our sources of cash provided by operating activities of $9.3 million was from changes in our working capital, including $0.6 million from timing of accounts receivable, ($0.4) million in prepaid expenses and other assets and $9.1 million from timing of accounts payable, accrued expenses and other long-term liabilities.

Cash Flows Used In Investing Activities

For the nine months ended December 31, 2020

Net cash provided by investing activities of $0.2 million was primarily due to $2.4 million of cash acquired from the stock purchase of PodcastOne and CPS, net of ($2.2) million cash used for the purchase of capitalized internally developed software costs during the nine months ended December 31, 2020.

For the nine months ended December 31, 2019

Net cash used in investing activities of $(1.8) million was principally due to the ($1.8) million cash used for the purchase of capitalized internally developed software costs during the nine months ended December 31, 2019.

Cash Flows Provided by Financing Activities

For the nine months ended December 31, 2020

Net cash provided by financing activities of $13.7 million was primarily due to $13.1 million of proceeds from secured convertible notes net of ($10.8) million to repay the senior secured debentures, $9.0 million proceeds from the issuance of shares of common stock, $2.1 million proceeds from notes payable and $0.5 million proceeds from exercises of stock options.

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

As of December 31, 2020, we were in full compliance with these covenants.

Contractual Obligations and Commitments

During the three months ended December 31, 2020, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have not added any future minimum commitments for the fiscal year 2021, or for the fiscal year ending March 31, 2022.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2020 Form 10-K along with a material weakness identified at December 31, 2020, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. The following material weakness was identified as of December 31, 2020: our controls over business combinations were not operating effectively to allow management to timely identify errors related to the recording of those transactions. Specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting and classification of consideration transferred in a business combination.

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

During the quarter ended December 31, 2020, we identified an additional material weakness in internal control described above in further detail. Further, during the current quarter, we continued the process of integrating the operations of PodcastOne and began integration the operations of CPS into our control environment. Certain transaction cycles have been migrated to existing processes and controls. We are in the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2018, Wynn Las Vegas, LLC (“Wynn”) filed a claim in the District Court, Clark County, Nevada against LXL Tickets claiming total damages in excess of $0.6 million (the “Wynn Claim Amount”) as a result of alleged breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment with respect to that certain Second Amendment and Extension of the Wantickets.com Presale Agreement entered into by and between Wantickets and Wynn on or about December 31, 2016 (the “Wantickets-Wynn Agreement”). In connection with this action, on June 21, 2017, Wynn filed suit in the Eighth Judicial District Court, Clark County, Nevada against RNG Tickets, LLC (d/b/a Wantickets) and Wantickets. That litigation is still pending and active. RNG Tickets has not filed a responsive pleading in the case and Wantickets RDM has defaulted. The Company believes that Wynn’s position is that LXL Tickets acquired Wantickets, including Wantickets’ obligations under the Wantickets-Wynn Agreement (and not just certain assets and liabilities of Wantickets), and as such LXL Tickets should be liable to Wynn for the Wynn Claim Amount pursuant to the Wantickets-Wynn Agreement. The Company further believes that this action against LXL Tickets is without merit and intends to vigorously defend itself against any obligations or liability to Wynn with respect to such claims. In October 2018, pursuant to the terms of the APA (as defined below), the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In April 2019, the parties agreed to informally stay the proceeding for the time being and extend discovery deadlines. On March 27, 2020, Wynn filed an amended complaint adding Schnaier, Danco and Gamtix, LLC (parties unrelated to the Company) as additional defendants in this matter. On July 29, 2020, Wynn submitted a written discovery request to LXL Tickets in this matter. Currently, the discovery proceedings are continuing and the Company is cooperating with Wynn’s discovery request, subject to standard objections. As of December 31, 2020, the potential range of loss related to this matter was not material.

In March 2018, Manatt Phelps & Phillips, LLP (“Manatt”) served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At December 31, 2020, the promissory note has not been paid and is currently past due.

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

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin, and Blake Indursky and Computershare. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.3 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs, which claims have been dismissed. Based on the remaining claims, Plaintiffs are seeking injunctive relief, damages, if any, of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until the Company’s fiscal year ending March 31, 2022 (unless further delayed as a result of the COVID-19 pandemic). In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. As of December 31, 2020, all of plaintiffs’ claims other than fraudulent inducement have been dismissed or addressed by the parties or the court, subject to plaintiffs currently appealing the dismissal of the breach of the implied covenant of good faith and fair dealing claims related to Mr. Schnaier’s employment agreement with LXL Tickets. On November 10, 2020, the Appellate Division affirmed the dismissal court of appeals of the plaintiffs’ claims for granting the Company’s motion to dismiss plaintiff’s breach of the implied covenant of good faith and fair dealing claims concerning Mr. Schnaier’s employment agreement. As of December 31, 2020, all of plaintiffs’ claims other than fraudulent inducement and breach of the employment agreement have been dismissed or addressed by the parties or the court. The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to the remaining claims. As of December 31, 2020, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to such claims. As of December 31, 2020, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

On May 6, 2020, Xcellence, Inc. (dba Xact Data Discovery) filed a claim in the Los Angeles Superior Court against us claiming total damages of approximately of $0.6 million as a result of an alleged breach of contract and breach of warranty under the services agreement entered into between Xcellence and the Company. The Company was previously not made aware of this matter and as a result, on October 26, 2020, the court entered a default judgment against the Company in this matter. On November 13, 2020, the Company filed the motion to set aside the default judgement due to the default being improperly entered into as a result of the plaintiff failing to correctly serve the Company and the default was set aside in December 2020. In December, the Company also filed its answer to the complaint. The Company intends to vigorously defend it in this matter. As of December 31, 2020, the potential range of loss related to this matter was not material.

During each of the nine months ended December 31, 2020 and 2019, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0.1 million.

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 38% of our consolidated revenue for the nine months ended December 31, 2020, and 58% of our consolidated revenue for the nine months ended December 31, 2019. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $26.5 million and $30.4 million for the nine months ended December 31, 2020 and 2019, respectively, and cash (provided by) used in operating activities of ($8.7) million and $5.4 million for the nine months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of ($154.6) million and a working capital deficiency of ($8.2) million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our auditors have included in their audit report for the fiscal year ended March 31, 2020 a “going concern” explanatory paragraph raising substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities of $77.2 million as of December 31, 2020, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

For the nine months ended December 31, 2020, we generated $12.6 million of our revenues from podcasting and advertising services, representing 29% of our total revenues for the same period. Our financial results could be adversely affected if we fail to maintain or grow our podcasting and advertising revenue in the future. In addition, if we fail to collect our receivable balance from our key customers in our podcasting and advertising business, our financial results may be adversely affected.

We generate a substantial portion of our revenues from ecommerce merchandise sales. If we fail to maintain or grow ecommerce merchandise sales revenue, our financial results may be adversely affected.

For the nine months ended December 31, 2020, we generated $0.8 million of our revenues from ecommerce merchandise sales, representing 2% of our total revenues for the same period. Our financial results could be adversely affected if we fail to maintain or grow our ecommerce merchandise revenue in the future. In addition, if we fail to collect our receivables balance from our customers in our ecommerce merchandising business, our financial results may be adversely affected.

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

We cannot guarantee that our stock repurchase program will be consummated, fully or all, or that it will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

In December 2020, we announced that our board of directors has authorized the repurchase up to two million shares of our outstanding common stock from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

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

At maturity, the entire outstanding principal amount of the Senior Notes and convertible notes will become due and payable by us. As of December 31, 2020, $1.5 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2021, $9.3 million is due in in fiscal 2022, $16.3 million is due in in fiscal 2023 and $0.1 million thereafter.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of December 31, 2020 was $23.4 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with the holders of the Senior Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the holders of the Senior Notes or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

The Senior Notes contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount of Free Cash (as defined in the Senior Notes). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of December 31, 2020, we were in full compliance with these covenants.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, ASCAP and BMI are governed by consent decrees relating to decades-old litigations. Changes to the terms of or interpretation of these consent decrees could affect Slacker’s ability to obtain licenses from these PROs on favorable terms, which could harm its business, operating results, and financial condition. As of December 31, 2020, Slacker owed $0.7 million in aggregate royalty payments to such PROs.

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

Certain of our podcast license agreements contain minimum guarantees and/or require that we make minimum guarantee payments. As of December 31, 2020, we have estimated future minimum guarantee commitments of $18.9 million, primarily under license agreements for sound recordings and musical compositions (both for mechanical rights and public performance rights) but also under license agreements for podcasts. Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or user growth forecasts (e.g., number of users, active users, premium subscribers), or the number of podcasts used on our service. We may also be subject to minimum guarantees to rights holders with respect to certain strategic partnerships we enter into that may not produce all of the expected benefits. Accordingly, our ability to achieve and sustain profitability and operating leverage on our service in part depends on our ability to increase our revenue through increased sales of premium service and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for podcast content that contain minimum guarantees is frequently between one and two years, but our premium subscribers may cancel their subscriptions at any time. If our forecasts of premium subscriber acquisition or retention do not meet our expectations or the number of our premium subscribers or advertising sales decline significantly during the term of our license agreements, our margins may be materially and adversely affected. To the extent our premium service revenue growth or advertising sales do not meet our expectations, our business, operating results, and financial condition could also be adversely affected as a result of such minimum guarantees. In addition, the fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of streaming content owned by each content provider, as well as our own user growth and forecasted advertising revenue, to forecast whether such minimum guarantees could be recouped against our actual content acquisition costs incurred over the duration of the license agreement. To the extent that this revenue and/or market share estimates underperform relative to our expectations, leading to content acquisition costs that do not exceed such minimum guarantees, our margins may be materially and adversely affected.

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

Risks Related to Our Ecommerce Merchandising Business

Our business is affected by seasonality, which could result in fluctuations in our operating results.

Our CPS merchandising business is affected by seasonality. Historically, we generated higher sales revenues in the third fiscal quarter ending December 31. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal demand and change in preferences or popularity of certain of our merchandise. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate materially from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of inventory and transportation disruptions, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

To meet anticipated demand for our products, we purchase certain materials, which we hold in inventory. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair CPS’ image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and consumer relationships and negatively impact our reputation. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.

In addition to our own sensitive and proprietary business information, we collect transactional and personal information about our customers, which include online distribution channels. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation; resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S and elsewhere. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility and could have a negative impact on our results of operations, financial condition and cash flows from period to period.

The success of our business depends, in part, on high-quality employees, including key personnel.

Our success depends in part on the continued service of high-quality employees, including key executive officers and personnel. The loss of the services of key individuals, or any negative perception with respect to these individuals, could harm our business. Our success also depends on our ability to recruit, retain and engage our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. We may not be successful in attracting and retaining such personnel.

Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. We continually upgrade existing technologies and business applications to keep pace with these rapidly changing and continuously evolving technologies, and we may be required to implement new technologies or business applications in the future. The implementation of these upgrades and changes requires significant investments and as new devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms. Additionally, we may need to devote significant resources to the support and maintenance of such applications once created. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure to accommodate such alternative devices and platforms. Further, in the event that it is more difficult or less compelling for our customers to buy products from us on their mobile or other devices, or if our customers choose not to buy products from us on such devices or to use mobile or other products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. Some of our products require special handling and delivery. From time to time our products are damaged in transit, which can increase return rates and harm our brand.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us generate a significant portion of our net revenue. We provide daily emails and "push" communications to customers and other visitors informing them of what is available for purchase on our sites, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our email subscribers, or if our email subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening our emails. For example, in 2013 Google Inc.'s Gmail service began offering a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber's inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our products and site or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

We are subject to risks related to online payment methods.

We accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected. We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition and results of operations.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e- commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated. Further, as we enter into new market segments or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Due to the global nature of the Internet, it is possible that various states might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494 where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. While we do not expect the Court's decision to have a significant impact on our business, other new or revised taxes and, in particular, sales taxes and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 17,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants, of which 408,433shares have been issued, 6,227,297 restricted stock units have been granted and options to purchase 4,423,334 shares of our common stock have been granted and are outstanding as of December 31, 2020. On September 17, 2020, our stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares, and we formally increased the size of the 2016 Plan during the quarter ending March 31, 2021. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2016 Plan, as amended, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

During the three months ended December 31, 2020, we issued 436,630 shares of our restricted common stock valued at $1.0 million to various consultants. We valued these shares at prices between $2.01 and $3.89 per share, the market price of our common stock on the date of issuance.

During the three months ended December 31, 2020, we issued 706,221 restricted stock units to various employees and consultants.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

On December 31, 2014, we converted accounts payable into a senior promissory note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by our former attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to December 31, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and is in default. In addition, the holder of the Note obtained a judgement against us for nonpayment of the Note in the State of Delaware in August 2019 and in the State of California in September 2019, and filed a judgement lien in December 2019 with the Secretary of State of California related to the California judgement. As of December 31, 2020 and March 31, 2020, the balance due of $0.3 million and $0.3 million includes $0.1 million and $0.1 million of accrued interest, respectively, outstanding under the Note.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.4	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).
4.1	Convertible Promissory Note, dated as of February 5, 2020, between React Presents, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
4.2	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.3	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.7†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.8†	Amended and Restated Employment Agreement, dated as of September 1, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.9†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.10†	Amendment No. 2 to Employment Agreement, dated as of April 27, 2018 and effective as of April 16, 2018, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2018).

Exhibit Number	Description

10.11†	Amendment No. 3 to Employment Agreement, dated as of March 31, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.12†	Amendment No. 4 to Employment Agreement, dated as of April 16, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.13†	Amendment No. 5 to Amended and Restated Employment Agreement, dated as of December 20, 2019, between the Company and Jerome N. Gold (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2019).
10.14†	Employment Agreement, dated as of April 13, 2018, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2018).
10.15†	Amendment No. 1 to Employment Agreement, dated as of March 31, 2019, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.16†	Amendment No. 2 to Employment Agreement, dated as of April 16, 2020 and effective as of April 1, 2020, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
10.17†£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.18†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.19	Amendment, dated as of September 20, 2019, to the Interactive Radio Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.20£	Amendment, dated as of September 27, 2019, to the Amended and Restated Interactive Radio and Music Services Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.21	Membership Interest Purchase Agreement, dated as of February 5, 2020, among the Company, LiveXLive Events, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
10.22	Promissory Note, dated as of April 13, 2020, between the Company and MidFirst Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
10.23	Stock Purchase Agreement, dated as of May 7, 2020, by and among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.24	Shares Issuance Agreement, dated as of July 17, 2020, between the Company and music label (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2020).
10.25	Occupancy Agreement, dated as of August 5, 2020, by and between the Company and Mani Brothers 9200 Sunset (DE), LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 11, 2020).
10.26£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).
10.27£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2020).
10.28	Subsidiary Guarantee, dated as of September 15, 2020, made by each of the Guarantors, in favor of the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).

Exhibit Number	Description

10.29	Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.30	Intellectual Property Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.31	Registration Rights Agreement, dated as of September 15, 2020, among the Company and the Buyer (as defined therein). (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.32£	Transition Services and General Release Agreement, dated as of October 7, 2020, between the Company and Michael Zemetra (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 8, 2020).
10.33†	Employment Agreement, dated as of November 16, 2020, between the Company and Michael Quartieri (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2020).
10.34	Stock Purchase Agreement, dated as of December 22, 2020, among the Company, Custom Personalization Solutions, Inc., LiveXLive Merchandising, Inc., the persons identified as “Sellers” on the signature pages thereto, and Scott R. Norman, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: February 16, 2021	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 16, 2021	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)