Form 10-K
period 2021-03-31
LiveXLive Media, Inc.
filed 2021-07-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Registrant’s telephone number, including area code (310) 601-2505

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2020, was approximately $157 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of July 9, 2021 the registrant had 77,553,472  shares of common stock outstanding.

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

Overview

LiveXLive Media, Inc. (the “Company,” “LXL,” “we,” “us,” or “our”) is a pioneer in the acquisition, distribution and monetization of live music events, Internet radio, podcasting/vodcasting and music-related subscription, streaming and video content. Through our comprehensive service offerings and innovative content platform, we provide music fans the ability to listen, watch, attend, engage and transact. Serving a global audience, our mission is to bring the experience of live music and entertainment to consumers wherever music and entertainment is watched, listened to, discussed, deliberated or performed around the world. Our operating model is focused on a flywheel concept of integrated services centered on servicing and monetizing superfans through multiple revenue streams and product/service offerings. At March 31, 2021, we operated five core integrated services: (1) one of the industry’s leading online live music streaming platforms (LiveXLive), (2) a fully integrated subscription and advertising streaming music service Slacker, Inc. (“Slacker”) operating as LiveXLive powered by Slacker, (3) a leading podcasting platform operating as PodcastOne (“PodcastOne”), (4) producer of original music-related content, including live music festivals, concerts and events through React Presents LLC (“React Presents”), and (5) a retailer of personalized merchandise and gifts operating as Custom Personalization Solutions, Inc. (“CPS”). LiveXLive is the first ‘live social music network’, delivering premium live-streamed, digital audio and on-demand music experiences from the world’s top music festivals, concerts and events, including Rock in Rio, Electronic Daisy Carnival (“EDC”) Las Vegas, iHeartRadio’s Wango Tango and many more. LiveXLive enhances the experience by granting audiences access to premium original content, artist exclusives and industry interviews. Our LiveXLive application offers users access to live events, audio streams with access to millions of songs and hundreds of expert-curated radio platforms and stations, original episodic content, podcasts, vodcasts, video on demand, real-time livestreams, and social sharing of content. Today, our business is comprised of a single operating segment (hereon referred to as our “operations”).

We generate revenue through the sale of subscription-based services and advertising from our music offerings, from the licensing, advertising and sponsorship of our live music and podcast content rights and services, from our expanding pay-per-view offerings, from retail sales of merchandise and gifts and expect to generate revenue from ticket sales as live events return post-COVID 19 pandemic and other revenue streams.

Operations

We provide services through a dedicated over-the-top application (“LXL App”) called LiveXLive. Our services are delivered through digital streaming transmissions over the Internet and/or through satellite transmissions and may be accessed on users’ desk-top, tablets, mobile devices (iOS, Android), Roku, Apple TV, and Amazon Fire, and through over-the-top (“OTT”), Samsung TV, STIRR, Sling, and XUMO with more service platforms in discussions. Our users can also access our music platform from our websites, including www.livexlive.com and www.slacker.com. Our users may also access our podcasts on www.podcastone.com or our PodcastOne app and acquire merchandise and gifts on www.personalizedplanet.com and www.limogesjewelry.com.

Historically, we acquired the rights to stream our live and recorded music and broadcasts from a combination of festival owners and promoters, such as Anschutz Entertainment Group (“AEG”) and Live Nation Entertainment, Inc. (“Live Nation”), music labels, including Universal Music, Warner Music and Sony Music, and through individual music publishers and rights holders. In March 2019, we entered into a multi-year agreement with iHeartMedia that combines content, production, distribution and promotion, which was further extended in March 2020, giving us exclusive global livestreaming rights to over 20 of their events per year. Beginning mid-March 2020, the current pandemic associated with COVID-19 temporarily shut down the production of all on-ground, live music festivals and events. As a result, we pivoted our production to 100% streaming, and began producing, curating, and broadcasting streaming music festivals, concerts and events across our platform. In May 2020, we launched our first pay-per-view (“PPV”) performances across our platform, allowing artists and fans to access a new digital compliment to live festivals, concerts and events.

The majority of our content acquisition agreements provide us the exclusive rights to produce, license, broadcast and distribute live broadcast streams of these festivals and events throughout the world and across any digital platform, including cable, Internet, video, audio, video-on-demand (“VOD”) and virtual reality (“VR”). As of March 31, 2021, we held the streaming rights to over 26 festivals and live music events under long-term contracts that range from two to seven years in duration. Today, we have increased these live streaming festival rights and are working to expand our VOD, PPV, content catalog and content capabilities. Since 2018, we launched LiveZone, a traveling studio originating from live music events and festivals all over the world. LiveZone combines music news, commentary, festival updates and artist interviews, and provide context to premiere events by showcasing exotic locales, unique venues, and artist backstories, adding “pre-show” and “post-show” segments to livestreamed artist performances and original festival-based content. During fiscal year ended March 31, 2021, we launched our own franchises including “Music Lives,” our multi-artist virtual festival, “Music Lives ON,” our weekly series of virtual live-streaming performances, and “The Lockdown Awards”, our award show celebrating the best in quarantine content.

In February 2020, we acquired React Presents, giving us the capability to produce and stream over 200 events annually, including React Presents’ tent pole festival Spring Awakening. In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS.

During the fiscal year ended March 31, 2021, we livestreamed 146 major music festivals and live music events and generated approximately 150 million views worldwide, and as of March 31, 2021, our subscription service eclipsed 1,070,000 paid subscribers and approximately 0.8 million monthly active users (“MAUs”) across our audio services. Included in the total number as of March 31, 2021 are certain subscribers which are the subject of a contractual dispute. We are currently not recognizing revenue related to these subscribers. We use MAUs, which is a non-GAAP financial measure, as a measure of our audience reach and define a MAU as a user of one of our platforms who has logged in and visited our music subscription platform, as a unique user, on the day of measurement.

Live Music Events

We produce, edit, curate and stream live music events through (i) broadband transmission over the Internet and/or satellite networks to our users throughout the world, where permitted (“Digital Live Events”) both advertiser supported and PPV events, and (ii) physical ticket sales of on-location music events and festivals at a variety of indoor clubs and outdoor venues and arenas (“On-premise Live Events”). These services allow our users to access live music content in person and over the Internet, including the ability to chat and communicate over our platform. LiveXLive provides Digital Live Events for free to our users; however, beginning in May 2020 we launched PPV capabilities and began charging our users to view certain Digital Live Events. We monetize these live events through third party advertising and sponsorship, including with brands such as Hyundai, Facebook, Tik Tok, Porsche, and Pepsi, and selling territorial licensing rights to Tencent in China and Ocesa in Mexico. Our cost structure varies by music event, and may include set upfront fees/artist guarantees, the amount of which is often dependent on specific artist. A festival’s existing production infrastructure or lack thereof, and, in turn results in, us having an production/financial commitment to the live stream, and in some cases, we may also share the associated revenue. The fees generated from any advertising, sponsored content, VOD/PPV and other services are generally subject to the aforementioned revenue sharing arrangements with certain artists, festival owners and/or music right holders, when applicable.

In February 2020, we acquired React Presents, a Chicago based live music promoter giving us the rights to produce and stream over 200 events annually, including React Presents’ tent pole festival Spring Awakening.

Digital Internet Radio and Music Services

Our digital Internet radio and music services are available to users online and through automotive and mobile original equipment manufacturers (“OEMs”) on a white label basis, which allow certain OEMs to customize the radio and music services with their own logos, branding and systems. Our users are able to listen to a variety of music, radio personalities, news, sports, comedy and the audio of live music events. Our revenue structure for our digital Internet radio and music services varies and may be in the form of (i) a free service to the listener supported by paid advertising, (ii) paid premium subscription services, and/or (iii) a fixed fee per user. The fees generated from ad-supported and subscription services are generally subject to revenue sharing arrangements with music right holders and labels, and fees to festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (“Content Providers”).

Podcast Services

Our podcasts are available to users online alongside our digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on the LiveXLive platforms and also on other leading podcast listening platforms such as Apple Music, Spotify, and Amazon. Similar to our digital Internet radio fee structure, we monetize podcasts through (i) paid advertising or (ii) paid premium subscription services. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 300 episodes per week and has generated over 2.26 billion downloads during the year ended March 31, 2021. In April 2021, we announced an agreement with Samsung for all PodcastOne distributed content to be available via the Listen tab on Samsung TV.

Merchandise

With the acquisition of CPS, we now own a group of web-oriented businesses specializing in the merchandise personalization industry. CPS develops, manufactures, and distributes personalized products for wholesale and direct-to-consumer distribution. CPS offers thousands of exclusive personalized gift items for family, home, seasonal holidays, and special events along with personalized jewelry. Wholesale clients include Walmart, Zulily, Zales, Petco, and Bed, Bath, & Beyond.

Ancillary Products and Services

We also provide our customers the following:

●	Regulatory Support – streaming of music is generally subject to copyright protection. Whenever possible, we use our best efforts to clear music copyright licenses, artist streaming preferences and music publishing rights in advance of usage.

●	Post-Implementation Support – once our LXL App is activated, we provide technical and network support, which includes 24/7 operational assistance and monitoring of our services and performance.

Our Industry

Globally, we estimated that recorded music revenues increased to $21.5 billion in 2020, up 7.4%. We believe that by 2030, global recorded music revenues will increase to $45 billion. Our addressable market includes streaming of live music and entertainment, Internet radio, audio downloadable music, podcasts and online VOD services. These markets are experiencing significant growth and now represent the majority of the music industry’s overall revenue, as physical and digital record sales have steadily declined. We both capitalize on these trends and provide additional earnings opportunities to industry stakeholders, including agents, managers, distributors, producers, labels, publishers, advertisers and social influencers (collectively, “Industry Stakeholders”).

Live Music Industry

The live music industry is a large, growing market that creates, manages and promotes live performances and events, ranging from festivals to concerts and events in stadiums, arenas, and other smaller venues. In the U.S. alone, pre-COVID-19, we expect the live music industry to grow to over $17 billion of revenue annually in 2021, representing a +43% growth rate over 2020, and over $5.0 billion in live music sponsorship for the same periods. Post-COVID-19, we expect live music industry revenues to grow to $30 billion by 2023. Festivals, which is where our live concert promotion has focused on, have become an increasingly important cultural phenomenon. Each festival can attract hundreds of thousands of people over multiple day periods. The most popular festivals based on attendance include Coachella, EDC, Glastonbury, Outside Lands Music and Arts Festival, Rock Werchter, Rock in Rio, Roskilde, Tomorrowland and Ultra Music Festival. The live event industry is a global market with only a fraction of the leading live music events located in the U.S. In addition to festivals, there are thousands of live music events and performances that occur nightly in large and small venues such as arenas, theatres, clubs, bars and lounges. As a result of the popularity of live music performances, there has been a growing interest in experiencing live events and performances via online streaming distribution. To address this growing opportunity, we acquired React Presents in February 2020, which promoted, produced and ran over 200 live events in 2019, including Spring Awakening, one of the largest music festivals in the Chicago, Illinois and drawing a large regional audience.

With the onset of COVID-19 in early calendar year 2020, substantially all major live music events to be held in calendar year 2020 were cancelled, including our own Spring Awakening. To address the demand for live music events, we shifted our focus to live digital concerts and festivals, and our platform experienced tremendous growth in the number of live events streamed and overall viewership. During the fiscal year ended March 31, 2021, we live-streamed over 146 events with over 150 million views. These events featured artists such as Pitbull, Wiz Khalifa, Dierks Bentley, Billie Eilish, and The Foo Fighters, in addition to our own internally developed franchises such as “Music Lives,” our largest digital music event, “Music Lives ON,” our weekly series of virtual live-streaming performances, and “The Lockdown Awards,” our award show celebrating the best in quarantine content. By comparison, we livestreamed 42 live festival and events and generated over 69 million views for the entire fiscal year ended March 31, 2020.

Additionally, the growth of the live music industry benefits ancillary verticals, such as merchandise and primary/secondary ticket marketplaces. Merchandise includes the retail sales of licensed music-related goods and is estimated to be larger than $3.5 billion since 2018.

Digital Music Streaming Industry

The addressable market for paid digital music streaming is large and growing, representing almost half of global music revenue. In 2020, we estimate that streaming revenue was $13.4 billion or approximately 62% of global music sales and we further expect paid streaming users to surpass 1.2 billion by 2030.

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

Podcasting Industry

The podcasting industry continues to benefit from both a broad audience, with attractive demographics and loyal listeners. According to Edison One and Triton Digital, an estimated 100 million people listened to a podcast each month in 2020 and is expected to reach 125 million in 2022. As podcast listening grows, the addressable market for podcast advertising spend continues to grow. PricewaterhouseCoopers estimated that podcast advertising spend was $1.5 billion in 2020 and is slated to reach $3.5 billion by 2024, annual growth of nearly 20%.

Technology

We own 15 registered or pending patents on our streaming Internet radio services, including patents over playback of digital media content, method for providing user personalized content, systems for portable personalized radio, method for interactive distribution of digital content and systems for scoring and raking digital content based on activity of network users. Key components of this technology include:

●	User authorization system

●	Data Warehouse/Data Management Platform, including user preferences and behavior

●	Enterprise Content Management and Delivery Platform for Music

●	Relevancy and Personalization Technology

●	Patented off-line mode

●	Mobile and OTT Development

●	Development around the balance between curated and programmatically generated content

●	Integrated carrier billing with most major carriers

●	Service-based technology systems which allows for easier development of new products

While we do not currently have a trademark on the LiveXLive name, on September 23, 2017, we entered into a Co-Existence Agreement with Monday Sessions Media, Inc. d/b/a Live X (“Live X”) (pronounced by “live by live”), in which we consented to Live X’s use and registration of the name and mark Live X and agreed to not challenge, dispute or contest Live X’s rights in such mark. Pursuant to this agreement, we agreed to not offer certain production services to third party businesses in connection with our mark “LiveXLive” and use commercially reasonable efforts to afford Live X opportunities to bid on production or streaming service opportunities. We intend to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. In connection with the Slacker acquisition, we acquired a trademark for the Slacker name. We believe that certain trademarks and other proprietary rights that we may apply for or otherwise obtain will have significant value and will be important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be successful or adequate to prevent misappropriation, infringement or other violation of these rights. Upon the consummation of any future acquisitions, we may acquire additional registered trademarks, as well as applied-for trademarks potentially for worldwide use.

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

Live Music

Technology is a key component of our network that brings our ecosystem to life for our users and Content Providers. We currently deliver our video viewer experience through our LXL App and an HTML-based website compatible with most major web browsers (e.g., Chrome, Safari, Internet Explorer) and operating systems (e.g., Windows, MacOS, iOS, Android). Our developers bring extensive experience building technology solutions for the leading media companies of the world, including the design of live and VOD workflows, the video content management system and delivery of content on mobile, OTT and desktop clients.

More recently, we built and launched a pioneering technology stack for delivering our content to users on nearly any Internet-connected device. Our most recent version of the LXL App is available on the iOS and Android operating systems and through Apple TV, Roku, Samsung and Amazon Fire platforms. We believe our full-service, delivery-to-distribution back-end will allow us to capitalize on monetization opportunities and is the first step in creating a digital supply chain for live music and music-related video content.

Users

We currently stream our music services for live events globally to music fans worldwide, and with users located in North America for our digital music streaming services. We are currently developing plans to expand our music presence internationally. Our music streaming customers include individual users and OEMs such as Tesla, Verizon, T-Mobile, and, to a lesser extent, advertisers and third-party licensees. For the fiscal year ended March 31, 2021 and 2020, we had one single customer that represented approximately 36% and 60% of our total consolidated revenue in the period, respectively.

We provide live production and content curating and processing services to our festival and event partners on an exclusive basis, globally. These agreements are generally for three to seven years in duration. Our customers also include major cable networks such as MTV, where we have historically agreed to share production costs for certain festivals. As of March 31, 2021, we were the exclusive representative to 26 festivals around the world.

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

Many of the members of our leadership team have built businesses as entrepreneurs and/or have been executives at Fortune 500 companies. The team includes seasoned finance executives that have collectively been extensively involved in mergers and acquisitions in the live event, recorded music, music publishing, fashion, technology and other media and entertainment businesses. Our leadership team provides the knowledge to source, analyze, negotiate and complete acquisition transactions, partnerships and other business combinations.

Strategy

Content

During the year ended March 31, 2021, we livestreamed 146 major music festivals and events. The majority of our agreements provide us multi-year, exclusive rights to produce and digitally stream these live festivals across any screen in most major territories around the world for periods between two to seven years. Moreover, and in most cases, we also have the exclusive rights to VOD, AR, VR, broadcast TV and audio rights from these festivals (subject to music copyright clearances).

Our near-term strategy is to continue aggressively producing, acquiring and aggregating live and on-demand performances (e.g., on stage sets) and non-performance (e.g., behind the scenes, interviews) music-related video content from festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (collectively, the “Content Providers”); acquiring and producing original music-related video and audio content; and curating existing online and digital radio premium content. In addition to acquiring and/or partnering with third party Content Providers, our digital studio, LXL Studios, plans to develop and produce original music-related video content, including digital magazine-style news programming and original-concept digital pilots and documentaries. During fiscal year ended March 31, 2021, we also launched our own franchises including “Music Lives,” our annual multi-artist virtual festival, “Music Lives ON,” our weekly series of virtual live-streaming performances, and “The Lockdown Awards”, our award show celebrating the best in quarantine content.

Over the long term, our strategy is to combine our live events with our audio music and radio services (collectively, the “Music Services”). We believe that the combination of these Music Services will serve as our user engagement platform, differentiate our Music Services from our competitors and provide us more opportunities to expand and grow our current subscriber base and revenues from subscription fees, advertising, sponsorship and licensing. Moreover, we plan to drive more audience to our Music Services platform of as we grow our streamed live events, helping us leverage and lower our overall marketing spending and drive more user growth.

Approximately 51% and 93% of our revenue for the years ended March 31, 2021 and 2020, respectively, was from our subscription services platform. With the increase in the number of digital-only live events and live views across our platform, we have experienced substantial growth in paid sponsorship revenue. With the acquisition of PodcastOne, our advertising revenue substantially increased as an overall percentage of our total revenue from 6% to 32%. Given the timing of the acquisition of CPS, merchandising revenue represented only 8% of our total revenues for the fiscal year ended March 31, 2021, however, we expect it to become a more meaningful portion of our overall revenue mix in fiscal 2022 and thereafter. Also, as live events return post the COVID-19 pandemic, we expect ticket and event revenue (including sponsorship) to increase meaningfully as a percentage of our overall revenue mix in the coming periods. We also believe the data we generate from our platform will be valuable to Industry Stakeholders and the ability to reach our audience to market more efficiently to them products and services.

Platform Innovation

Our platform engagement strategy is to build a compelling online and digital experience for our users, anchored by a pioneering website and our custom LXL App. Our LiveXLive platform offers access to some of the world’s leading music festivals and live events with multi-day and simultaneous multi-stage coverage, unique concerts, intimate performances and premium original programming. It is fueled by our LXL App, which we believe will drive 24/7/365 user engagement and data that we will be able to convert to earnings and cash flow through multiple potential revenue streams.

We continuously redesign and develop our custom App with interactive features that enhance the live music experience and, when combined with our platform’s functionality, unique features and underlying music service, create an immersive digital experience in and of itself. We believe the combination of the intuitive, modern LiveXLive user interface and cross-platform capabilities will be instrumental in creating a deeply engaging, personally-tailored central hub for live music, music-related video content and streaming music content, particularly for those users who are otherwise unable to attend live events in person. Our aim is to also include features for personalization, social interaction services, multiple live channels, vertical video, merchandise and other offerings to further solidify users’ affinity toward our platform and their interests.

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

Our unified LXL App ecosystem includes live streaming video, VOD, streaming music stations, podcasts, vodcasts, push notifications, festival-specific functionality, original content video, locally sold and programmatic ads capability, the capability to display time-shifted content and enhanced functionality that will support social media sharing and user community engagement. The main Live page of our LXL App includes a top hero carousel depicting featured performances and options for viewing concurrent programming located below the top carousel. Our LXL App also includes a Live Video experience tab dedicated to ongoing and past festivals. For this section, we allow users to view multiple stages of a single festival broadcasting live simultaneously when applicable. We believe this fun and simple interface layout, together with LiveZone, will highlight key content and encourage users to also discover our other content offerings.

Our unified LXL App showcases several features that we believe will encourage and facilitate user engagement and interactivity, including:

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

Personalized and Programmed Content Carousels — Content carousels are a key feature of the new unified App with the ability to feature multiple programmed and personalized content of Live events, VOD featured content and audio streams.

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

Pay Per View (PPV) — Due to the growing demand for digital-only events post COVID-19, we created our own PPV platform, which allows artists, venues, promoters and festivals to charge users direct for digital access to live events. We also expect our PPV platform to continue to grow substantially in the long term and could represent a large mix of our revenue as early as fiscal year 2022. We continue to see growth in PPV post COVID-19 lockdowns being eased.

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

Our competitors include (i) broadcast radio providers, including terrestrial radio providers such as CBS and satellite radio providers such as Sirius XM, (ii) interactive on-demand audio content and pre-recorded entertainment, such as Apple Music, Amazon Music, Spotify and Pandora that allow listeners to stream music or select the audio content that they stream or purchase, (iii) podcast providers, including Amazon Music, Apple Music, Apple Podcasts, Spotify and iHeartMusic, (iv) large merchandise retailers, online and traditional specialty retailers, (v) other forms of entertainment, including Facebook, Twitch, Instagram, Google / YouTube and Twitter, and (v) promoters and producers of content on mobile, online and AR/VR platforms such as Red Bull TV, Live Nation TV and independent content owners. Conversely, these content platforms can also become valuable distribution partners. For example, we have livestreamed our music festivals and events across Facebook, YouTube and Twitch, and partnered with iHeartMedia to livestream multiple iHeart-sponsored events across our music platform, and our podcasts are available on Spotify, Amazon Music, Apple Podcasts, and iHeartMusic, among others.

We may also face direct competition from other large live music event competitors with regards to online distribution of live music and music-related video content, ticketing and sponsorship opportunities, including from Live Nation, AEG, and LiveStyle (formerly SFX). Furthermore, there are many smaller, regional companies that compete in the market as well.

Music Copyright and Rights Regulation

As a participant in the global music and radio industries, we are subject to a variety of copyright and regulatory obligations.

●	Broadcast Music, Inc. (“BMI”) – BMI is a bridge between songwriters and the business and organizations that want to play their music publicly. BMI supports businesses and organizations that play music publicly by offering blanket music licenses that permit them to play nearly 17 million musical works.

●	The American Society of Composers, Authors and Publishers (“ASCAP”) – ASCAP is a membership association of more than 800,000 songwriters, composers and music publishers. ASCAP licenses songs and scores to the businesses that play them publicly.

●	SoundExchange, Inc. – SoundExchange collects and distributes digital performance royalties on behalf of more than 245,000 recording artists and master rights owners and licensees.
●

The Music Modernization Act (MMA) updated the copyright law to make statutory licensing more efficient for digital music providers. Under the new law, the U.S. Copyright Office has designated the Mechanical Licensing Collective, Inc. (The MLC) to collect and distribute mechanical royalty payments. As of January 1, 2021. LiveXLive has a blanket license in place with the MLC that enables us to make all songs delivered by our recorded music label partners available to our users in our music service upon delivery, eliminating any need for further rights clearances, making our service more robust and current.

●	Other performing right organizations.

Government Regulation

Our operations are subject to various federal, state and local laws statutes, rules, regulations, policies and procedures, both domestically and internationally, governing matters such as:

●	labor and employment laws;

●	the United States Foreign Corrupt Practice Act (the “FCPA”) and similar regulations and laws in other countries;

●	sales and other taxes and withholding of taxes;

●	U.S. Securities and Exchange Commission (the “SEC”) requirements;

●	privacy laws and protection of personally identifiable information;

●	marketing activities online; and

●	United States copyright laws.

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

We also collect and use certain types of information from our users in accordance with the privacy policies posted on our websites. We collect personally identifiable information directly from our platform’s users when they register to use our service, fill out their listener profiles, post comments, use our service’s social networking features, participate in polls and contests and sign up to receive email newsletters. We may also obtain information about our platform’s users from other platform users and third parties. We also collect information from users using our other websites in order to provide ticketing services and other user support. Our policy is to use the collected information to customize and personalize our offerings for platform users and other users and to enhance the listeners’ experience when using our service.

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

Intellectual Property

We own 15 registered or pending patents on our streaming Internet radio services, including patents over playback of digital media content, method for providing user personalized content, systems for portable personalized radio, method for interactive distribution of digital content and systems for scoring and raking digital content based on activity of network users. We also own over 25 trademarks and trademark applications covering our various brands, channels and product names.

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

Human Capital Management

Our business relies on our ability to attract and retain talented employees. In order to do so, we seek to provide a work environment that creates a diverse, inclusive and supportive workplace, with opportunities for our employees to grow and develop in their careers, which is supported by competitive compensation, benefits, and health and wellness programs.

Workforce Composition

As of March 31, 2021, we had a total of 227 employees of which 209 were full-time employees as well as other persons who provide to us consulting and other services, including through our subsidiaries. These employees represent the diverse and complex nature of LiveXLive with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance.

Total Rewards

We operate in a highly-competitive environment and make significant investments in our people and provide competitive pay and comprehensive benefits including:

●	Employer sponsored health insurance;

●	Paid sick, holidays and vacation;

●	401(k) plan; and

●	An Employee Assistance Program, which is available to all full-time employees and their household members at no cost and provides services such as in person and telephonic counseling sessions, consultation on legal and financial matters and referrals for services such as child-care and relocation.

In response to COVID-19 we quickly took action enabling our employees, where possible, to work from home, voluntarily expanding our paid sick leave benefits to include additional paid time off for COVID-related illness, testing, and implementing flexible work policies and reasonable accommodations for our employees on a case by case basis, including making resources available to parents who were homeschooling their children and offering a mid-year annual enrollment to give our employees the opportunity to elect additional coverage if they so desired.

Diversity

Diversity, equity and inclusion are keys to our success. As a company, we value diversity and respect all voices, from both inside and outside our organization. One of our top human capital priorities at LiveXLive is to create an inclusive organizational culture to attract and develop a dynamic workforce that is as diverse as the audiences and communities we serve which includes and supports gender identity, race, sexual orientation, sexual identity, ethnicity, religion, socioeconomic background, age, disability, national origin and more. Our ongoing recruiting efforts include including targeting minority enrolled universities, working with minority and woman owned talent and search firms, working hand and hand with them to create job descriptions that are both gender neutral and culturally sensitive to attract the most diverse and inclusive candidate pools. In addition, our Board is committed to seeking director candidates who can best contribute to the future success of the Company and represent stockholder interests through the exercise of sound judgment and leveraging of the group’s diversity of skills and experience, resulting in board members with diverse backgrounds, including, among other attributes, gender, ethnicity and professional experience.

Workplace Safety

Employee health and safety in the workplace is of utmost importance to our Company. We believe that all employees, regardless of our job role or title, have a shared responsibility in the promotion of health and safety in the workplace. We collectively are committed to providing and following all safety laws and rules, including internal policies and procedures. This means carrying out company activities in ways that preserve and promote a clean, safe and healthy environment.

The global effects associated with the COVID-19 pandemic have been unprecedented in their scope and depth. We have been and will continue to be following recommendations of the U.S. Center for Disease Control and other applicable agencies to maximize the safety and well-being of our employees. With respect to job roles that can be performed remotely, we quickly implemented a Work from Home policy that enabled our employees to continue working while also keeping themselves and their loved ones safe.

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

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued. We may be required to cease operations which could result in our stockholders losing all or almost all of their investment. Management’s plans in regard to these matters are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 – Organization and Basis of Presentation to our consolidated financial statements included elsewhere in this Annual Report.

Geographic Information

For additional information regarding our segment, including information about our financial results by geography, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 – Organization and Basis of Presentation to our consolidated financial statements included elsewhere in this Annual Report.

Corporate History

On August 2, 2017, our name changed from “Loton, Corp” to “LiveXLive Media, Inc.”, and we reincorporated from the State of Nevada to the State of Delaware, pursuant to the reincorporation merger of Loton, Corp (“Loton”), a Nevada corporation, with and into LiveXLive Media, Inc., a Delaware corporation and Loton’s wholly owned subsidiary, effected on the same date. As a result of such reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. Our principal executive offices are located at 269 S. Beverly Drive, Suite #1450, Beverly Hills, 90212.

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

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before deciding whether to invest in our common stock. The occurrence of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

RISK FACTORS SUMMARY

The risks contained in this Risk Factors Summary are not exhaustive and it is not possible for us to predict all risks that could cause our actual results to differ materially. The risks speak only as of the date hereof, and new risks may emerge or changes to the foregoing risks may occur that could impact our business.  Some of the material risk include, but are not limited to, the following:

●	Risks Relating to Our Business and Industry

o	We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

o	We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

o	We may require additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures, which may not be available on terms acceptable to us or at all and which depends on many factors beyond our control.

o	The COVID-19 pandemic adversely impacted our ability to produce on-premise live events, and to a lesser extent portions of our programmatic advertising revenue; the pandemic also adversely affected the global economy, which adversely impacted other parts of our business, including our ability to access capital markets, if and when required. Additional factors or COVID-19 strains that are vaccine resistant could exacerbate such negative consequences and/or cause other and potentially materially adverse effects.

o	Our business is partially dependent on our ability to secure music streaming rights from Content Providers and to stream their live music and music-related video content on our platform, and we may not be able to secure such content on commercially reasonable terms or at all.

o	If we fail to increase the number of users consuming our live music and music-related video content on our platform, and/or the number of subscribers to Slacker, our business, financial condition and results of operations may be adversely affected.

o	Our ability to increase the number of our listeners depends in part on our ability to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers with products that integrate our service.

o	We may be unsuccessful in developing our original content.

o	We face intense competition from competitors, and we may not be able to increase our revenues, which could adversely impact our business, financial condition and results of operations.

o	Expansion of our content beyond live events and pre-recorded music, such as podcasts, subjects us to additional business, legal, financial and competitive risks.

o	We face significant competition for advertiser and sponsorship spend.

o	Our services and software are highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.

o	Negative media coverage could adversely affect our business.

o	Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of ad-supported users, premium subscribers and advertisers.

o	If our security systems are breached, we may face civil liability, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain premium subscribers, ad-supported users, advertisers, Content Providers and other business partners.

•	Risks Related to Our Company

o	If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

o	We may not be entitled to forgiveness of the Paycheck Protection Program loans that some of our subsidiaries have obtained, and our and our subsidiaries’ applications for the Paycheck Protection Program loans could in the future be determined to have been impermissible or could result in damage to our reputation.

o	We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

o	Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.

o	Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

o	We may not have the ability to repay the amounts then due under the Subordinated Notes and/or convertible notes at maturity.

o	If we do not comply with the provisions of the Subordinated Notes, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

o	We generate a substantial portion of our revenues from podcast and advertising and e-commerce merchandise sales. If we fail to maintain or grow podcasting and advertising and e-commerce merchandise revenue, our financial results may be adversely affected.

•	Risks Related to Our Acquisition Strategy

o	We can give no assurances as to when we will consummate any future acquisitions or whether we will consummate any of them at all.

•	Risks Related to Our Technology and Intellectual Property

o	We rely heavily on technology to stream content and manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

o	Regulatory and business practice developments relating to personal information of our users and/or failure to adequately protect the personal information of our users may adversely affect our business.

•	Risks Related to Our PodcastOne Business

o	We face and will continue to face competition for ad-supported users, premium subscribers, and user listening time.

o	Minimum guarantees required under certain of our podcast license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

•	Risks Related to Our E-commerce Merchandising Business

o	Our business is affected by seasonality, which could result in fluctuations in our operating results.

o	We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.

o	Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

•	Risks Related to our Festival and Events Business

o	Our success relies, in part, on the strength of our live in person festivals and events, as well as our online businesses, and if any of them were to become less popular, our business could suffer.

o	If we are forced to cancel or postpone all or part of a scheduled festival or event, our business may be adversely impacted, and our reputation may be harmed.

o	There is the risk of personal injuries and accidents occurring at our live music events, which could subject us to personal injury or other claims, increase our expenses and damage our brands.

•	Risks Related to the Ownership of Our Common Stock

o	The market price of our common stock may be highly volatile.

o	We cannot guarantee that our stock repurchase program will be consummated, fully or all, or that it will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

o	Our Chairman and Chief Executive Officer and stockholders affiliated with him own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

o	Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall.

o	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

o	Provisions in our Certificate of Incorporation and Bylaws and provisions under Delaware law could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Risks Related to Our Business and Industry

We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 36% of our consolidated revenue for the year ended March 31, 2021, and 60% of our consolidated revenue for the year ended March 31, 2020. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

We began our current business operations in February 2015 and have a limited operating history related to our current business. We are now a global digital media company focused on live entertainment. As of March 31, 2021, we generated minimal revenue from the operations of our live music streaming platform. In December 2017, we acquired Slacker Radio (“Slacker”) and substantially all of our revenues as of March 31, 2021 were generated by Slacker, PodcastOne, and CPS. To date, we have devoted most of our financial resources to developing our current business model, growing Slacker’s user base and product offerings and making key acquisitions. We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform and potentially making other accretive acquisitions.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $41.8 million and $38.9 million for the fiscal years ended March 31, 2021 and 2020, respectively, and cash used in operating activities of $9.5 million and $4.9 million for the fiscal years ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $169.9 million and net assets of $8.1 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $77.6 million as of March 31, 2021, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

The COVID-19 pandemic adversely impacted our ability to produce on-premise live events, and to a lesser extent portions of our programmatic advertising revenue; the pandemic also adversely affected the global economy, which adversely impacted other parts of our business, including our ability to access capital markets, if and when required. Additional factors or COVID-19 strains that are vaccine resistant could exacerbate such negative consequences and/or cause other and potentially materially adverse effects.

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a global pandemic and its impact continues as of the date of this Annual Report. The COVID-19 pandemic adversely impacted parts of our business during the fiscal year ended March 31, 2021,and continues to impact such parts of our business as of the date of this Annual Report, namely our live events and programmatic advertising. We began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact became more adverse and continued throughout the fiscal year ended March 31, 2021 and is expected to continue through at least the quarter ended June 30, 2021. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume. With our acquisition of React Presents in February 2020, we were unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021 and as of the date of this Annual Report, including our flagship live event Spring Awakening festival which is typically annually produced in June. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused advertising demand to decline and as a result, overall advertising cost per thousand impressions rates across our platform were subsequently reduced. Furthermore, as of the date of this Annual Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available to us. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, Tesla was ordered to keep its main U.S. factory closed for a substantial amount of time in 2020 calendar year.

The extent to which the coronavirus impacts our results will depend on future developments, including new information which may emerge concerning the severity of the coronavirus and the actions taken by us and our partners to contain the coronavirus or treat its impact, among others. The impact of the suspension or cancellation of in-person live festivals, concerts or other live events, and any other continuing effects of COVID-19 on our business operations (such as general economic conditions and impacts on the advertising, sponsorship and ticketing marketplace and our partners), may result in a decrease in our revenues, and if the global COVID-19 epidemic continues for an extended period or COVID-19 strains become vaccine resistant our business, financial condition and results of operations could be materially adversely affected.

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

There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. The extent to which COVID-19 impacts our business, result of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, including new variants, the actions taken to contain it or treat its impact and the distribution and efficacy of vaccines. We cannot reasonably estimate the ultimate impact and duration of the coronavirus pandemic, and accordingly, the full extent to which COVID-19 impacts our business, results of operations, cash flows and financial condition cannot be predicted at this time and will depend on, among other things, the duration and spread of coronavirus, the impact of federal and local government actions that have been and continue to be taken in response, and the effectiveness of actions taken to contain or mitigate the pandemic and economic conditions, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.

Depending on the duration and severity of the current COVID-19 pandemic and rollout and effectiveness of the COVID-19 vaccine, it may also have the effect of heightening many of the other risks described in this Annual Report and our other filings with the SEC, such as risks relating to our ability to further develop and execute on our business plan; our ability to access capital markets to obtain additional sources of suitable and adequate financing; restricted access to capital and increased borrowing costs; our ability to fund our current debt obligations and complying with the covenants contained in the agreements that govern our existing indebtedness; our ability to fund potential acquisitions and capital expenditures; and our ability to maintain adequate internal controls in the event that our employees are restricted from accessing our regular offices for a significant period of time.

The ability of our employees to work may be significantly impacted by the coronavirus.

As of the date of this Annual Report, the COVID-19 pandemic continues. Our employees are being affected by the COVID-19 pandemic. Operationally, substantially all of our employees and consultants are working remotely, and we have restricted some of our production activities and business travel. The health of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, any adverse impact of the pandemic on our businesses could be exacerbated. Furthermore, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across our entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.

We cannot predict the impact of the COVID-19 pandemic on our customers, suppliers, vendors, and other business partners, and the full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID -19 pandemic is partially affecting our revenue, sponsorship and advertiser partners, vendors and other business partners, and we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. For example, as a result of COVID-19 pandemic, our largest customer experienced a government ordered halt to its production in part of the quarter ended March 31, 2020 and early quarter ended June 30, 2020 related to COVID-19, but resumed its production as of the date of this Annual Report which temporary halt in turn slowed subscriber growth in the first two quarters of fiscal year 2021. In addition, as a result of COVID-19, certain of our advertising and sponsor partners have been forced to reduce their marketing budgets. If our revenue and/or sales channels are substantially impaired for an extended period of time, our revenues will be materially reduced.

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

In the 2019 fiscal year, we also began livestreaming our own digital live events under “LiveXLive Presents”. In the 2020 fiscal year, we acquired React Presents, a producer, promoter and manager of in person live music festivals and events. In the 2021 fiscal year, we also began livestreaming our own digital festival and live events under “Music Lives” and “Music Lives ON”, with “Music Lives” returning in March 2021 for its second edition. As we continue to livestream and grow our own live events, we may directly compete with our current and prospective Content Providers. This direct competition with our current and prospective Content Providers could harm our existing and future relationships with our Content Providers, and may result in a decline in the number of live events partnership, license, distribution and/or production opportunities available to us, which could adversely affect our business, financial condition and results of operations.

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

In order to secure event and festival live music streaming rights, we may be required to fund significant up-front and/or minimum guaranteed cash payment requirements to artists or festival or event promoters prior to the event or festival taking place (“MGs”). While some MGs are recoupable by us as a direct cost before we share any revenue with the underlying partners, such future MGs are not tied to a number of users, active users, premium subscribers or the number of times we stream such content on our platform. Accordingly, our ability to achieve and sustain profitability and operating leverage on our services in part depends on our ability to increase our revenues through increased sales of premium services and advertising sales on terms that maintain an adequate gross margin. The duration of our content acquisition agreements that contain MGs is typically between three to seven years, but our premium subscribers may cancel their subscriptions at any time. If our forecasts for premium subscribers do not meet our expectations or the number of our premium subscribers or advertising sales do not materialize and/or decline significantly during the term of our content acquisition agreements, our margins may be materially and adversely impacted. To the extent our premium service revenue growth or advertising sales do not meet our or our partners’ collective expectations, our business, operating results and financial condition also could be adversely impacted as a result of such MGs. In addition, the fixed cost nature of these MGs may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

In addition to the popularity of our content, we believe that our ability to attract and retain users depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance and reliability of our platform, products and services, including Slacker, our LiveXLive Powered by Slacker application (“LXL App” or “LiveXLive App”) and our PodcastOne application (“PodcastOne App”), compared to those of our competitors;

●	the timing and market acceptance of our platform, products and services, including Slacker, LXL App and PodcastOne App;

●	users’ willingness to pay for subscription rights to our platform;

●	our ability to develop and monetize an effective strategy to attract advertisers and sponsor of our platform;

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with our Content Providers to provide new content for our network;

●	user concerns related to user privacy and our ability to keep user data secure;

●	changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	our ability to attract, retain and motivate talented employees, particularly engineers, designers and platform and content managers;

●	fluctuations in costs of content which we may be unwilling or unable to pass through to our users;

●	competitors’ offerings that may include more favorable terms than we offer in order to obtain agreements for new content or venue, festival or ticketing arrangements;

●	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live streamed entertainment providers currently offer;

●	general economic conditions which could cause consumers to reduce discretionary spending;

●	our ability to develop and monetize an effective strategy to buildout our e-commerce revenue stream;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and the brand strength relative to our competitors.

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

In addition, in the 2021 fiscal year, we started producing and expect to continue to produce live events, including digital and PPV events, that generated revenue and which we believe will enhance our attractiveness to users, content partners and advertisers. We hope to drive increased advertising to monetize our live events and our platform and services through advertising and sponsorship opportunities associated with live streaming and music-related content. In the future, we may invest in new products, product features, services and initiatives and may produce a greater number of live events to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate advertising and/or sponsorship opportunities and generate revenue from or able to monetize our new products or services and live events produced by us. If such strategic initiatives do not enhance our ability to monetize our existing platform and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We face significant competition for advertiser spend. Substantially all of our revenue to date is generated through subscriptions to our music platform, as well as sponsorships and ads on our website and mobile app. We compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Oath advertising platform and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. Slacker competes with platforms, such as Apple’s iTunes Music Store and Apple Music, Spotify, SiriusXM Satellite Radio, YouTube, Tidal, Napster and Amazon Prime that provide interactive on-demand audio content and pre-recorded entertainment. In order to grow our revenues and improve our operating results, we will need to increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. If we are not able to compete effectively for users and advertisers spend, our business, financial condition and results of operations would be materially and adversely affected.

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

Interruptions, delays or discontinuations in service arising from our own systems or from third parties could impair the delivery of our services and harm our business.

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

We rely on a variety of operating systems, online platforms, hardware, and networks to reach our customers. These platforms range from desktop and mobile operating systems and application stores to wearables and intelligent voice assistants. The owners or operators of these platforms may not share our interests and may restrict our access to them or place conditions on access that would materially affect our ability to access those platforms. In particular, where the owner of a platform also is our direct competitor, the platform may attempt to use this position to affect our access to customers and ability to compete. For example, an online platform might arbitrarily remove our services from its platform, deprive us of access to business-critical data, or engage in other harmful practices. Online platforms also may unilaterally impose certain requirements that negatively affect our ability to convert users to the premium service, such as conditions that limit our freedom to communicate promotions and offers to our users. Similarly, online platforms may force us to use the platform’s payment processing systems which may be inferior to and more costly than other payment processing services available in the market.

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

We plan to expand into international markets in the 2022 fiscal year, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Company

For the years ended March 31, 2021 and 2020, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal years ended March 31, 2021 and 2020, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting. See Item 9A. Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

For the steps we intend to take, including steps we undertook in fiscal year ended March 31, 2021 to remediate the fiscal year ended March 31, 2020 material weaknesses, see Item 9A. Controls and Procedures. We may need to expend significant financial resources to remediate these material weaknesses. Beyond fiscal year ended March 31, 2021, we may not be able to remediate any current or future material weaknesses.

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

We may not be entitled to forgiveness of the Paycheck Protection Program (the “PPP”) loans that some of our subsidiaries have obtained, and our and our subsidiaries’ applications for the PPP loans could in the future be determined to have been impermissible or could result in damage to our reputation.

In April, 2020, we received proceeds of less than $2.0 million from a loan under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was subsequently forgiven in April 2021. On March 20, 2021, we received proceeds of $0.6 million from a second loan (“the PPP loan”) under the PPP of the CARES Act, which we intend to use to retain employees and for other qualifying expenses. The PPP Loan matures on March 20, 2026 and bears annual interest at a rate of 1.0%. Commencing on March 31, 2022, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by March 20, 2026 any principal amount outstanding on the PPP Loan as of such date. A portion of the PPP Loan may be forgiven by the Small Business Administration (the “SBA”) upon our application beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval, which eight-week forgiveness period was extended to be the earlier of 24 weeks after funding or December 31, 2021 under the PPP Flexibility Act of 2020 (the “PPPFA”). Borrowers who received their loan prior to the date of enactment of this bill may elect to use 8 weeks as their covered period for forgiveness. Not more than 40% of the forgiven amount may be for non-payroll costs as adjusted by the PPPFA. The amount of the PPP Loan eligible to be forgiven is reduced if our full-time headcount declines or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In addition, certain of the subsidiaries also obtained loan under the PPP. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loans will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation. However, on April 23, 2020, and subsequently revised on March 3, 2021, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith and such a company should be prepared to demonstrate to the SBA, upon request, the basis for its certification. The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we or any company that we may acquire in the future which received a loan under the PPP, are later determined to have violated any of the laws or governmental regulations that apply to us or such acquiree in connection with the PPP Loan or another loan under the PPP, respectively, such as the False Claims Act, or it is otherwise determined that we or such acquiree were ineligible to receive the PPP Loan or such other loan under the PPP, respectively, we or such acquiree may be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to repay the PPP Loan or such other loan under the PPP, respectively, in its entirety. In addition, our receipt of the PPP Loan or any company that we may acquire in the future which received a loan under the PPP may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

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

Our results may be affected by the outcome of future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, from time to time in the future we may be subject to various claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, including as described in the immediately preceding risk factor. For example, see “Item 3. Legal Proceedings” regarding our ongoing litigation with Wantickets’ principal. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of March 31, 2021 was $24.1 million net of fees and including any premiums or discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with the holders of the Subordinated Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the holders of the Subordinated Notes or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and funds from external sources, including equity and/or debt financing. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments.

We may not have the ability to repay the amounts then due under the Subordinated Notes and/or convertible notes at maturity.

At maturity, the entire outstanding principal amount of the Subordinated Notes and convertible notes will become due and payable by us. As of March 31, 2021, $4.7 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2022, $19.9 million is due in fiscal 2023 and $0.6 million thereafter.

Our failure to repay any outstanding amount of the Subordinated Notes or convertible notes would constitute a default under such indentures. A default would increase the interest rate to the default rate under the Subordinated or the maximum rate permitted by applicable law until such amount is paid in full. A default under the Subordinated Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the Subordinated Notes or convertible notes or make cash payments thereon. Furthermore, upon the occurrence and during the continuation of any event of default, the agent, for the benefit of the holders of the Subordinated Notes, shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. We do not have the right to prepay the Subordinated Notes prior to their maturity.

If we do not comply with the provisions of the Subordinated Notes, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

The Subordinated Notes contain provisions that limit our operating and financing activities, including covenants relating to a requirement to maintain a certain amount of Free Cash (as defined in the Subordinated Notes). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of March 31, 2021, we were in full compliance with these covenants.

We may incur substantially more debt or take other actions that would intensify the risks discussed above.

In addition to our current outstanding debt and notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. In August 2020, we repaid in full our senior secured convertible debentures, and in September 2020 we issued 8.5% Senior Secured Convertible Notes in the aggregate principal amount of $15.0 million due September 15, 2022 (the “Subordinated Notes”). In June 2021, we entered into a revolving senior credit facility, collateralized by all of the assets of our Company and our subsidiaries, that provides for up to $7.0 million in borrowing capacity, and the holders of the Subordinated Notes agreed to subordinate their debt to the senior credit facility lender. Refer to Item 8. Financial Statements, Note 21 – Subsequent Events, for further information. The Subordinated Notes and the senior credit facility contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. The Subordinated Notes and the senior credit facility also contain certain covenants, including maintaining a minimum free cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets.

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

The conditional conversion feature of our convertible notes or the Subordinated Notes, if triggered, may adversely affect our financial condition and operating results, particularly our earnings per share.

In the event the conditional conversion feature of the Subordinated Notes or convertible notes is triggered, holders, as applicable, will be entitled to convert at any time during specified periods at their option. In addition, even if holders do not elect to convert the Subordinated Notes or convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Subordinated Notes as a current rather than long-term liability, which may result in a material reduction of our net working capital and potential impact on our going concern status. Any conversion of the Subordinated Notes and/or convertible notes in shares of our common stock may cause dilution to our earnings per share.

Our quarterly operating results may be volatile and are difficult to predict in the future, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

Our live festivals and events, our revenue, margins and other operating results could vary significantly in the future from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control, including, as a result of our acquisition of React Presents in February 2020, PodcastOne in July 2020 and acquisition of CPS in December 2020, and our entry into holding, promoting and managing our live festivals and events, and podcasting, respectively, and our entry into the merchandise personalization industry. Factors that may contribute to the variability of our operating results and cause the market price of our common stock to fluctuate include:

●	the entrance of new competitors or competitive products in our market, whether by established or new companies;

●	our ability to retain and grow the number of our active user base and increase engagement among new and existing users;

●	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased product taxes;

●	our revenue mix, which drives gross profit;

●	seasonal or other shifts in festival, event and advertising revenue;

●	the timing of the launch of our new or updated festivals, events, products, platforms, channels, podcasts or features;

●	the addition or loss of popular content;

●	the popularity of EDM and EDM festivals, events, concerts and clubs;

●	the popularity of podcasts and specifically our podcast content;

●	the seasonality of our e-commerce sales; and

●	an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

Our gross margins are expected to vary across our offerings. Festival and event revenue has a lower gross margin compared to platform revenue derived through our arrangements with advertising, content distribution, billing and licensing activities. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in music taste, geographic or sales mix, price competition, or the introduction of new technology and EDM festivals and events. We may in the future strategically reduce our Slacker gross margin in an effort to increase our active accounts and/or maintain our OEM relationships and agreements. As a result, our subscription revenue may not increase as consistently as it has historically, or at all, and, unless we are able to adequately increase our other revenues, including festival and event revenue, and grow our active user base we may be unable to maintain or grow our margins and revenues and our business will be harmed. If a reduction in margins does not result in an increase in our active user base and revenues, our financial results may suffer, and our business may be harmed.

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

We depend upon third-party licenses for sound recordings and musical compositions and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results and financial condition.

To secure the rights to stream content, we enter into license agreements to obtain licenses from rights holders such as record labels, aggregators, artists, music publishers, performing rights organizations, collecting societies, podcasters and podcast networks, and other copyright owners or their agents, and pay royalties or other consideration to such parties or their agents around the world. We cannot guarantee that our efforts to obtain all necessary licenses to stream content will be successful, nor that the licenses available to us now will continue to be available in the future at rates and on terms that are favorable or commercially reasonable or at all. The terms of these licenses, including the royalty rates that we are required to pay pursuant to them, may change as a result of changes in its bargaining power, the industry, laws and regulations, or for other reasons. Increases in royalty rates or changes to other terms of these licenses may materially impact our business, operating results, and financial condition.

We enter into license agreements to obtain rights to stream sound recordings, including from the major record labels who hold the rights to stream a significant number of sound recordings, such as Universal Music Group, Sony Music Entertainment, and Warner Music Group, as well as others. If we fail to obtain these licenses, the size and quality of its catalog may be materially impacted and its business, operating results and financial condition could be materially harmed.

We generally obtain licenses for two types of rights with respect to musical compositions: mechanical rights and public performance rights. With respect to mechanical rights, for example, in the United States, the rates we pay are, to a significant degree, a function of a ratemaking proceeding conducted by an administrative agency called the Copyright Royalty Board. The rates that the Copyright Royalty Board set apply both to compositions that we license under the compulsory license in Section 115 of the Copyright Act of 1976 (the “Copyright Act”), and to a number of direct licenses that we have with music publishers for U.S. rights, in which the applicable rate is generally pegged to the statutory rate set by the Copyright Royalty Board. The rates set by the Copyright Royalty Board are also subject to further change as part of any future Copyright Royalty Board proceedings. If any such rate change increases Slacker’s content acquisition costs and impacts its ability to obtain content on pricing terms favorable to us, it could negatively harm our business, operating results and financial condition and hinder its ability to provide interactive features in its services, or cause one or more of our services not to be economically viable.

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of March 31, 2021, we owed $0.7 million in aggregate royalty payments to such PROs.

In other parts of the world, including Europe, Asia, and Latin America, we obtain mechanical and performance licenses for musical compositions either through local collecting societies representing publishers or from publishers directly, or a combination thereof. We cannot guarantee that our licenses with collecting societies and its direct licenses with publishers provide full coverage for all of the musical compositions we make available to our users in such countries. In Asia and Latin America, we are seeing a trend of movement away from blanket licenses from copyright collectives, which is leading to a fragmented copyright licensing landscape. Publishers, songwriters, and other rights holders choosing not to be represented by collecting societies could adversely impact our ability to secure favorable licensing arrangements in connection with musical compositions that such rights holders own or control, including increasing the costs of licensing such musical compositions, or subjecting us to significant liability for copyright infringement.

With respect to podcasts and other non-music content, we produce or commission the content itself or obtain distribution rights directly from rights holders. In the former scenario, we employ various business models to create original content. In the latter scenario, we and/or PodcastOne negotiates license directly with individuals that enable creators to post content directly to our service after agreeing to comply with the applicable terms and conditions. We are dependent on those who provide content on its service complying with the terms and conditions of its license agreements as well as the PodcastOne Terms and Conditions of Use (the “Terms and Conditions of Use”). However, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact its business, operating results, and financial condition.

There is also no guarantee that we have all of the licenses it needs to stream content, as the process of obtaining such licenses involves many rights holders, some of whom are unknown, and myriad complex legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Additionally, there is a risk that rights holders, creators, performers, writers and their agents, or societies, unions, guilds, or legislative or regulatory bodies will create or attempt to create new rights or regulations that could require Slacker to enter into license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

Even when we are able to enter into license agreements with rights holders, it cannot guarantee that such agreements will continue to be renewed indefinitely. For example, from time to time, our license agreements with certain rights holders and/or their agents expire while we negotiate their renewals and, per industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended, including by our continuing to make content available. During these periods, we may not have assurance of long-term access to such rights holders’ content, which could have a material adverse effect on its business and could lead to potential copyright infringement claims.

It is also possible that such agreements will never be renewed at all. The lack of renewal, or termination, of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, could have a material adverse effect on its business, financial condition, and results of operations.

We generate a substantial portion of our revenues from podcast and advertising and e-commerce merchandise sales. If we fail to maintain or grow podcasting and advertising and e-commerce merchandise revenue, our financial results may be adversely affected.

For the year ended March 31, 2021, we generated $20.8 million of our revenues from podcasting and advertising services and $5.2 million of our revenues from e-commerce merchandise sales, representing 32% and 8%, respectively, of our total revenues for the same period. Our financial results could be adversely affected if we fail to maintain or grow our podcasting and advertising and e-commerce merchandise revenue in the future. In addition, if we fail to collect our receivable balance from our key customers in our podcasting and advertising and e-commerce merchandise businesses, our financial results may be adversely affected.

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

Risks Related to Our Acquisition Strategy

Each of our announced acquisitions of Modern Drummer and Gramophone Media is subject to closing conditions, as well as other uncertainties, and there can be no assurances as to whether or when they may be completed. Failure to complete the proposed acquisitions could adversely affect our business.

The completion of each of our proposed acquisitions of Modern Drummer and Gramophone Media is subject to a number of closing conditions, which make the completion and timing of the completion of the proposed transactions uncertain. If a proposed acquisition of Modern Drummer and/or Gramophone Media is not completed, our business may be adversely affected and, without realizing any of the benefits of having completed the proposed acquisition, we will be subject to a number of risks, including the following:

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

In addition, we could be subject to litigation related to any failure to complete the proposed acquisitions of Modern Drummer and/or Gramophone Media. The materialization of any of these risks could adversely impact our ongoing businesses. Similarly, delays in the completion of the proposed acquisitions could, among other things, result in additional transaction costs, loss of revenue or personnel, or other negative effects associated with uncertainty about completion of the proposed acquisitions.

We can give no assurances as to when we will consummate any future acquisitions or whether we will consummate any of them at all.

We intend to continue to build our business through strategic acquisitions, such as the recently completed CPS acquisition and pursue and consummate one or more additional acquisitions and to possibly use our remaining cash to fund any cash portion of the consideration we will pay in connection with those acquisitions. However, such additional acquisitions, may be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may be required to forfeit payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all.

If we are unable to close any future acquisition, it could significantly alter our business strategy and impede our prospects for growth. If we are unable to successfully consummate a particular acquisition, we may not be able to stream desired live music content on our network, produce and/or participate in the planned festivals or events or have ownership or licenses of the brands owned or licensed by that acquisition target. Further, we may not be able to identify suitable acquisition candidates to replace these acquisitions, and even if we were to do so, we may only be able to consummate them on less advantageous terms. In addition, some of the businesses we acquire may incur significant losses from operations, which, in turn, could have a material and adverse impact on our business, results of operations and financial condition.

As shown by our acquisitions of Slacker, PodcastOne and CPS, acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty in integrating the operations of any businesses we may acquire in the future, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

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

We utilize a combination of proprietary and third-party technology. Our business substantially depends on our Slacker Radio app, which offers a digital spin on the classic radio listening experience through free and subscription-based access. Our business is also substantially dependent on our LXL App, which includes live video streaming, live digital events, PPV events, VOD, push notifications, festival-, venue- and original content-specific functionality, Google Ads capability, digital rights management (e.g., geo-blocking), and the capability to display time-shifted content and enhanced function, and our PodcastOne App which offers users access to our podcasts on their favorite device. We cannot be sure that the Slacker Radio app will continue to, or that the LXL App and/or the PodcastOne App or any enhancements or other modifications we make in the future to such apps will, perform as intended or otherwise be of value to our users. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to successfully develop, maintain and enhance our technology to manage the streaming of live events in a timely and efficient manner, our ability to attract and retain users may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and retain users may be impaired. Also, any harm to our users’ personal computers or mobile devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

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

We currently own the www.livexlive.com, www.slacker.com, www.podcastone.com, www.personalizedplanet.com, www.limogesjewelry.com, and various other domain names. Internet regulatory bodies generally regulate domain names. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our services within that country or, in extreme cases, to elect not to offer our services in that country. Either result could harm our business, operating results, and financial condition. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

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

Our competitors also include providers of internet radio, terrestrial radio, and satellite radio. Internet radio providers may offer more extensive content libraries than we offer and some may be offered internationally more broadly than our PodcastOne service. In addition, internet radio providers may leverage their existing infrastructure and content libraries, as well as their brand recognition and user base, to augment their services by offering competing on-demand podcast features to provide users with more comprehensive podcast service delivery choices. Terrestrial radio providers often offer their content for free, are well-established and accessible to consumers, and offer media content that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers, such as SiriusXM and iHeartRadio, may offer extensive and exclusive news, comedy, sports and talk content, and national signal coverage.

We believe that companies with a combination of technical expertise, brand recognition, financial resources, and digital media experience also pose a significant threat of developing competing on-demand audio distribution technologies. In particular, if known incumbents in the digital media space such as Facebook choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment, and leverage their existing user base and proprietary technologies to provide services that our users and advertisers may view as superior. Furthermore, Amazon Music, Apple Music, Apple Podcasts, Spotify, iHeartMusic and others have competing podcast services, which may negatively impact our business, operating results, and financial condition. Our current and future competitors may have higher brand recognition, more established relationships with content licensors and mobile device manufacturers, greater financial, technical, and other resources, more sophisticated technologies, and/or more experience in the markets in which we compete. Our current and future competitors may also engage in mergers or acquisitions with each other, as SiriusXM and Pandora have done, or to acquire smaller podcasting services, such as Spotify has done, to combine and leverage their audiences. Our current and future competitors may innovate new features or introduce new ways of consuming or engaging with content that cause our users, especially the younger demographic, to switch to another product, which would negatively affect our user retention, growth, and engagement. In addition, Apple and Google also own application store platforms and are charging in-application purchase fees, which are not being levied on their own applications, thus creating a competitive advantage for themselves against us. If other competitors that own application store platforms and competitive services adopt similar practices, we may be similarly impacted. As the market for on-demand audio on the internet and mobile and connected devices increases, new competitors, business models, and solutions are likely to emerge.

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

We depend upon podcast content creators to continuously provide a large variety of high-quality content on our platform, which is a key factor of engaging and satisfactory user experience that ensures long-term user stickiness. We compete with other audio platforms for active, popular or celebrity content creators. To attract and retain top content creators and maintain the high level of content quality, we enter into contracts with our podcast content creators under which such creators are usually paid a certain percentage of the ad sales and other revenue that we generate related to their podcast. The compensation to a top podcast content creator may increase as the competition intensifies. If our content creators become too costly, we will not be able to produce high quality content at commercially acceptable costs. If our competitors’ platforms offer higher revenue sharing percentage with an intent to attract our popular podcast content creators, costs to retain such content creators may increase. Furthermore, as our business and user base further expand, we may have to devote more resources in encouraging our podcast content creators to produce content that meets the evolving interests of a diverse user base, which would increase the costs of content on our platform. If we are unable to generate sufficient revenues that outpace our increased costs in relation to content creators, our business, financial condition and results of operations may be materially and adversely affected.

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

Risks Related to Our E-commerce Merchandising Business

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

We face intense competition and may not be able to compete successfully against existing or future competitors.

The e-commerce merchandise market is evolving rapidly and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

●	large merchandise retailers with or without discount departments, including Amazon.com, AliExpress (part of the Alibaba Group), eBay, and Rakuten.com;

●	online specialty retailers; and

●	traditional general merchandise and specialty retailers.

We expect that existing and future traditional manufacturers and retailers will continue to add or improve their e-commerce offerings, and that our existing and future e-commerce competitors, including Amazon, will continue to increase their offerings and the ways in which they enable shoppers to purchase merchandise, including their mobile technology and the voice-activated shopping services offered by Amazon. Further, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms and some shoppers may begin their searches at these websites rather than utilize traditional search engines at all. Many of our competitors specialize in one or more of the areas in which we offer products. Competition from Amazon and from other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition, greater access to capital and significantly greater financial, marketing and other resources than we do, affect us and have had and could continue to have a material adverse effect on our financial results, business and prospects.

We depend on our relationships with third parties, and changes in our relationships with these parties could adversely impact our net revenue and profits.

We rely on third parties to operate certain elements of our business. For example, carriers such as FedEx, UPS, DHL and the U.S. Postal Service deliver many of our small parcel products, and third party national, regional and local transportation companies deliver a portion of our large parcel products. As a result, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics (including the COVID-19 outbreak) or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as cloud computing services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.

We may be, accused of infringing intellectual property rights of third parties.

The e-commerce industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We may become subject to claims and litigation by third parties that we infringe their intellectual property rights. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained. As our business expands and the number of competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Any claims or proceedings against us, whether meritorious or not, could be time-consuming, result in considerable litigation costs, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially adversely affect our business, financial condition and operating results.

Legal claims regarding intellectual property rights are subject to inherent uncertainties due to the oftentimes complex issues involved, and we cannot be certain that we will be successful in defending ourselves against such claims. In addition, some of our larger competitors have extensive portfolios of issued patents. Many potential litigants, including patent holding companies, have the ability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from conducting our business as we have historically done or may desire to do in the future. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to develop non-infringing technology or intellectual property, which could require significant effort and expense and may ultimately not be successful.

We may receive in the future communications alleging that certain items posted on or sold through our sites violate third-party copyrights, designs, marks and trade names or other intellectual property rights or other proprietary rights. Brand and content owners and other proprietary rights owners have actively asserted their purported rights against online companies. In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit or infringing products.

Such claims, whether or not meritorious, may result in the expenditure of significant financial, managerial and operational resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have violated their rights, but such licenses may not be available on terms acceptable to us, or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

Risks Related to our Festival and Events Business

Our success relies, in part, on the strength of our live in person festivals and events, as well as our online businesses, and if any of them were to become less popular, our business could suffer.

With our acquisition of React Presents in February 2020, we produce, promote and manage music in person live festivals and events, including Spring Awakening, Mamby on the Beach, Summer Set Music & Camping Festival, Freaky Deaky and Reaction New Year’s Eve. In 2020, we also launched in-house our new annual digital festival, Music Lives, and digital streaming series and events, Music Lives ON and LiveXLive Presents. Our festival and events growth strategy relies on the strength of these brands to attract customers to our in person festivals and events, both through attendance at the original festivals and markets and in new markets, as well as to our online digital properties. We also rely on the strength of these brands to secure sponsorships and marketing partners and to facilitate growth in revenue from the sale of music and other content, as well as advertising on our online properties. Maintaining the strength of our festivals, events and online businesses will be challenging, and our relationship with our fans could be harmed for many reasons, including the quality of the experience at a particular festival or event, our competitors developing more popular events or attracting talent from our businesses, adverse occurrences or publicity in connection with an event and changes to public tastes that are beyond our control and difficult to anticipate. If our key properties become less popular with consumers within the particular music community, such as electronic music culture (“EMC”), our growth strategy would be harmed, which could in turn adversely affect our business and financial results.

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

A substantial part of our festival and events business focuses on the broad market for electronic music and the EMC community, including electronic music festivals and events, venues, sponsorships and e-commerce. Accordingly, our growth strategy is dependent upon the continued growth of the popularity of electronic music and the EMC community, however, this growth is subject to the whims of public taste, which may change over time and may be beyond our control. While interest in electronic music has increased significantly over the past few years, this increased interest may not continue, and it is possible that the public’s current level of interest in electronic music will decline. If either were to happen, the demand for and interest in EMC festivals, events and venues and our online properties could fail to meet our expectations or even decline. This would have a material adverse effect on our business and financial results.

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

We incur a significant amount of up-front costs when we plan and prepare for a festival or event. Accordingly, if a planned festival or event is canceled, we would lose a substantial amount of sunk costs, fail to generate the anticipated revenue and may be forced to issue refunds for tickets sold. If we are forced to postpone a planned festival or event, we would incur substantial additional costs in connection with our having to stage the event on a new date, may have reduced attendance and revenue and may have to refund money to ticketholders. In addition, any cancellation or postponement could harm both our reputation and the reputation of the particular festival or event. We could be compelled to cancel or postpone all or part of an event or festival for many reasons, including such things as low attendance, adverse weather conditions, technical problems, issues with permitting or government regulation, incidents, injuries or deaths at that event or festival, as well as extraordinary incidents, such as pandemics, terrorist attacks, mass-casualty incidents and natural disasters or similar events. In 2019, Mamby on the Beach festival was canceled due to circumstances beyond then owner’s control. In 2020, due to the global COVID-19 pandemic and various government actions taken as a result, we postponed React Presents’ flagship annual Spring Awakening festival from 2020 to 2021 and canceled most of the 2020 events and festivals that React produces. While we hope to hold our Spring Awakening festival in the 2021 calendar year which is currently scheduled for October 2021, there can be no assurances that we will be able to hold such festival or any other in-person festival or events in 2021 or thereafter, pending the developments of the COVID-19 pandemic. We often have cancellation insurance policies in place to cover a portion of our insured losses if we are compelled to cancel an event or festival, but our coverage may not be sufficient and may be subject to deductibles. The occurrence of an extraordinary condition in the geographic region or at or near the site where a festival or event will be held may make it impossible or difficult to stage the event or make it difficult for attendees to travel to the site of a festival or event. For example, as of the date of this Annual Report, U.S. and global restrictions on travel and related required quarantine times imposed as a result of COVID-19, may make it nearly impossible or very difficult to stage the event or for attendees to travel to the site of a festival or event. An extraordinary incident may also make it inappropriate to hold a festival or event at a particular site or at a particular time.

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

The market price of our common stock may be highly volatile.

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

Mr. Ellin, our Chief Executive Officer and Chairman, and his affiliates beneficially owned approximately 23% of shares of our common stock issued and outstanding as of July 9, 2021 (not including Mr. Ellin’s options which have an exercise price substantially above the market price of our common stock as of the date of this Annual Report). Therefore, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Subject to certain limitations, all of our outstanding shares held by our directors, executive officers and entities affiliated with our directors prior to the Public Offering, and the other shares subject to lock-up periods described above, will become eligible for sale upon expiration of the applicable lock-up period. In addition, shares issued or issuable upon exercise of warrants, if any, held by these stockholders and vested as of the expiration of the lock-up period will be eligible for sale at that time. Furthermore, the holders of Subordinated Notes may elect to convert their debentures into shares of our common stock, in addition to any interest thereunder. Sales of stock by these stockholders and/or debtholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and any acquisition agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity and/or convertible securities, our stockholders may experience substantial dilution. We may sell or otherwise issue our common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell or issue our common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent issuances. These issuances may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. We may pay for future acquisitions with additional issuances of shares of our common stock as well, which would result in further dilution for existing stockholders.

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

Conversion of the Subordinated Notes and/or convertible notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Subordinated Notes and/or convertible notes in shares of our common stock will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon conversion. Any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Subordinated Notes or convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2020, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Effective January 1, 2021, our temporary principal executive offices are located at 269 S. Beverly Drive, Suite #1450, Beverly Hills, 90212. We intend to combine all of our Los Angeles-based operations under one address. Slacker leases its San Diego premises located at 16935 West Bernardo Drive, Suite #270, San Diego, CA 92127, under operating leases which expires on December 31, 2021. PodcastOne leases its Los Angeles premises located at 335 North Maple Drive, Suite 127, Beverly Hills, CA 90210, under an operating lease which expired on December 31, 2020 and is currently month to month. React Presents leases its Chicago, Illinois premises under an operating lease which expired October 9, 2020 and is currently month to month. CPS leases its Chicago premises located at 31 Mitchell Court, Addison, IL 60101, under an operating lease which expires on June 30, 2024. We believe that each of these properties are in good condition and suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 15 - Commitments and Contingencies, to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has been trading publicly on The NASDAQ Capital Market (“Nasdaq”) under the symbol “LIVX since February 22, 2018.

Number of Holders

As of July 9, 2021, there were 429 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Other than as set forth below and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since April 1, 2020 were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuances of Shares, Options and Restricted Stock Units to Consultants, Employees, and Vendors

Fiscal Year 2021

During the fiscal year ended March 31, 2021, we issued an aggregate of 10,428,085 shares of our common stock and 0 restricted stock units to our consultants, employees, and vendors, respectively.

Fiscal Year 2020

During the fiscal year ended March 31, 2020, we issued an aggregate of 1,709,146 shares of our common stock and 4,048,306 restricted stock units to our consultants, employees, and vendors, respectively.

Fiscal Year 2019

During the fiscal year ended March 31, 2019, we issued an aggregate of 290,132 shares of our common stock and 703,983 restricted stock units to our consultants, employees, and vendors, respectively.

Issuance of Securities in Private Offerings

Fiscal Year 2021

During the fiscal year ended March 31, 2021, we issued an aggregate of 0 warrants to purchase our common stock to various investors.

Fiscal Year 2020

During the fiscal year ended March 31, 2020, we issued an aggregate of 0 warrants to purchase our common stock to various investors.

Fiscal Year 2019

During the fiscal year ended March 31, 2019, we issued an aggregate of 0 warrants to purchase our common stock to various investors.

Except as otherwise noted, the securities in the transactions describe above were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D as offers and sales of securities not involving any public offering. Each of the persons acquiring the foregoing securities pursuant to Rule 506 of Regulation D was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

Stock Repurchase Program

In December 2020, we announced that our board of directors has authorized the repurchase up to 2 million shares of our outstanding common stock from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. As of March 31, 2021, there have been no repurchases of our outstanding common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report.

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

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2021, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “LiveXLive,” “LXL,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our chief operating decision maker regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We previously generated a majority of our revenue through subscription services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform. In the fourth quarter of our fiscal year ended March 31, 2020, we began generating ticketing, sponsorship, and promotion-related revenue from live music events through our February 2020 acquisition of React Presents. In May 2020, we launched a new PPV offering enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS.

For the fiscal years ended March 31, 2021 and 2020, we reported revenue of $65.2 million and $38.7 million, respectively. For the years ended March 31, 2021 and 2020, one customer accounted for 36% and 60% of our consolidated revenues, respectively.

Fiscal 2021 Significant Transactions

Acquisition of PodcastOne

On July 1, 2020, we acquired 100% of the equity interests of PodcastOne for net consideration of $16.1 million consisting of 5,363,636 shares of our common stock with a fair value of $14.6 million net of a 24% discount for lack of marketability, contingent consideration with a fair value of $1.1 million and an additional 203,249 shares during the third quarter of fiscal 2021 valued at $0.4 million, net of a 24% discount for lack of marketability, that was issued as part of the final purchase price consideration.

Share issuance to UMG

In July 2020, the Company issued to UMG Recordings, Inc. (“UMGR”) 2,415,459 shares of its common stock at a price of $3.28 per share, to satisfy the Company’s payment obligation in the amount of $10.0 million owed to such music licensor (the “Threshold Amount”).  In the event that the value of the Shares as of September 30, 2020 was less than the Threshold Amount, the Company agreed to make an additional cash payment to such music licensor in an amount equal to the difference between (i) the Threshold Amount and (ii) the sum of (x) the net proceeds of any sales of the Shares by the music licensor plus (y) the aggregate value of the Shares not sold by the music licensor as of such date. Due to the value of shares issued to UMGR under such agreement, together with the net proceeds of all sales of such shares by UMGR, being less than $10 million as of March 31, 2021, we recorded an accrued liability owed to UMGR in connection with such agreement. As of March 31, 2021, the Company accrued $1.8 million related to additional cash payment required.

Equity Offering

In July 2020, the Company issued directly to a certain institutional investor and another investor a total of 1,820,000 shares of the Company’s common stock for net proceeds of approximately $7.3 million after offering costs at a price per share of $4.14. The offering of the shares was made pursuant to the Registration Statement, and a prospectus supplement related to the offering filed with the SEC on July 23, 2020.

Repaid senior secured convertible debentures

On August 31, 2020, we repaid in full our senior secured convertible debentures issued to our former senior lenders, JGB as provided in such debentures. In connection with such repayment, all of the agreements among us, our subsidiary guarantors and the senior lenders and their collateral agent were terminated, provided, that our indemnification obligations between us and the senior lenders shall survive on the terms therein.

Issued new senior secured convertible notes

Effective as of September 15, 2020, we (i) completed the sale and issuance of our new senior secured convertible notes in the aggregate principal amount of $15.0 million to designees of a certain existing institutional investor for cash gross proceeds of $15.0 million and (ii) issued 800,000 shares of our common stock. The new senior secured convertible notes mature on September 15, 2022, accrue interest at 8.5% per year with interest is payable quarterly in cash in arrears, and are convertible into shares of our common stock at a conversion price of $4.50 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations.

Acquisition of CPS

On December 22, 2020, we acquired 100% of the equity interests of CPS for total consideration of 2,230,769 shares of the Company’s restricted common stock with a fair value of $6.4 million net of a 25% discount for lack of marketability, an additional 577,000 shares of our restricted common stock if CPS reports GAAP revenue of $20.0 million and $1.0 million of EBITDA for its fiscal year ended December 31, 2020, and an additional 110,000 shares of our restricted common stock to the extent CPS’ final working capital as determined by the parties exceeds $4.0 million with a dollar-for-dollar reduction with respect to each such shortfall with no duplication.

Basis of Presentation

The consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2020, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial statements for the year ended March 31, 2021. The presented financial information for the fiscal year ended March 31, 2021 includes the financial information and activities of LiveXLive and React Presents for the full year and PodcastOne and CPS from the effective date of their acquisitions.

Opportunities, Challenges and Risks

For our fiscal year ended March 31, 2020, we derived 93% of our revenue from paid customers’ subscriptions and the remainder from advertising, ticketing, sponsorship and licensing. During fiscal year ended March 31, 2021, we (i) acquired PodcastOne (effective July 1, 2020) and CPS (effective December 22, 2020), (ii) accelerated the number of live events digitally live streamed across our platform, (iii) increased our sponsorship revenue from live events when compared to prior fiscal years and (iv) successfully launched our Pay Per View (“PPV”) platform, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the fiscal year ended March 31, 2021 was comprised of 51% from paid customers’ subscriptions, 32% from advertising (which includes PodcastOne), 8% from merchandise (which includes CPS) and 9% from ticketing and sponsorship and licensing. Conversely, the COVID-19 pandemic adversely impacted our on-premise live events, concerts and festivals through React Presents and our programmatic advertising as more fully discussed below. Until the impact of COVID-19 eases around the world and related government actions are relaxed in the markets in which we operate, we do not expect to produce on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term.

We believe there is substantial near and long-term value in our live music content. We believe the monetary value of broadcasting live music will follow a similar evolution to live sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As a thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During the fiscal year ended March 31, 2021, we livestreamed 146 major festivals and live music events compared to 42 in the prior fiscal year. With this acceleration in livestreamed events, we also experienced increases in monetization of these events from paid sponsorships and pay per view ticket purchases. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers, and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

With the acceleration of our live events, we have also begun to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. Recently, we have entered into distribution relationships with a variety of platforms, including Roku, Samsung, AppleTV, Amazon Fire, liner OTT platforms such as STIRR, Sling and XUMO. As we continue to have more distribution channels, rights and viewership and expand our original programming capabilities, we believe there is a substantial opportunity to increase our brand, advertising, viewership and subscription capabilities and corresponding revenue, domestically and globally.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2021, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our subscriber base in a cost effective manner, continue to develop and deploy quality and innovative new music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and vodcasts, extending our distribution to include pay television, OTT and social channels, deploying new services for our subscribers, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne and CPS are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2021, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

As our platform matures, we also expect our contribution margins and AOL to improve in the near and long term, which are Non-GAAP measures as defined in section following below titled, “Non-GAAP Measures”. Historically, our live events business has not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative contribution margins* and operating losses. Beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Historically, we produced and digitally distributed the live music performances of many of these large global music events to fans all around the world. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital distribution). In April 2020, we also launched our first all-digital music festival, Music Lives, which aired continuously for over 48 straight hours, with nearly 100 artists and generated over 50 million livestreams and over 6.5 billion video views of the of hashtag #musiclives across TikTok. Music Lives was simulcast across our platform and on TikTok’s platform, who also sponsored the event. In March 2021, we held our second annual Music Lives festival, which featured 130 artists performing over 72 continuous hours generating nearly 28 million livestreams.

Growth in our music services is also dependent upon the number of customers that use and pay for our services, the attractiveness of our music platform to sponsors and advertisers and our ability to negotiate favorable economic terms with music labels, publishers, artists and/or festival owners, and the number of consumers who use our services. Growth in our margins is heavily dependent on our ability to grow the subscriber base in a cost-efficient manner, coupled with the managing the costs associated with implementing and operating our services, including the costs of licensing music with the music labels, producing, streaming and distributing video and audio content and sourcing and distributing personalized products and gifts. Our ability to attract and retain new and existing customers will be highly dependent on our abilities to implement and continually improve upon our technology and services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2021 and 2020, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 36% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond March 31, 2021 could cause our revenue to fluctuate significantly. Moreover, and with the addition of PodcastOne and CPS in July and December 2020, respectively, the percentage of this customer revenue concentration decreased substantially and this trend is expected to continue in the future. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the fiscal year ended March 31, 2021, namely our live events and programmatic advertising. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume, and as a result, the COVID-19 pandemic had an adverse impact on on-premise live music festivals, concerts and events. Major global music festivals have been postponed until 2021 or indefinitely. With our acquisition of React Presents in February 2020, we were unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021, including our flagship live event Spring Awakening festival, which is typically annually produced in June. In January 2021, we announced our first-ever expansion of Spring Awakening music festival (“SAMF”) outside of Chicago with its first edition of “Spring Awakening Excursions” Cancun Awakening music festival which is a live event held from April 28 to May 2, 2021. However, further outbreaks of COVID-19 have caused the postponement of this event. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused a subset of our legacy advertising mix and demand to decline and as a result, overall advertising cost per thousand impressions/rates across our platform were subsequently reduced. Further, as of the date of this Annual Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become regularly available to us. Conversely, while the economic and health conditions in the United States and across the globe have changed rapidly since the end of our fiscal year ended March 31, 2020, we are presently experiencing growth in certain parts of our core business, including (i) growth in the number of live music events produced digitally and livestreamed during fiscal year ended March 31, 2021(146 live events) as compared to fiscal year March 31, 2020 (42 live events), (ii) improvement in the monetization of these digital livestreams, which exceeded prior fiscal year by over 1,188% and (iii) new growth opportunities across our music platform, including podcasts, vodcasts, merchandising and PPV. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, our largest customer was ordered to keep its main U.S. factory closed for a substantial amount of time during the quarter ended June 30, 2020.

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

Reconciliation of Adjusted Operating Loss

Adjusted Operating Income (“AOI”) or Loss (“AOL”) is a non-GAAP financial measure that we define as operating income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) any charges in the period pursuant to formal plans to abandon events or product offerings, (f) depreciation and amortization (including goodwill impairment, if any), and (g) certain stock-based compensation expense. We use AOI/(AOL) to evaluate the performance of our operating segment. We believe that information about AOI/(AOL) assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI/(AOL) is not calculated or presented in accordance with GAAP. A limitation of the use of AOI/(AOL) as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI/(AOL) should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI/(AOL) as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOI/(AOL) to Operating Income (loss) from Continuing Operations, the most comparable GAAP financial measure (in thousands):

	Contribution Margin	Operating Loss	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Recurring Costs	Adjusted Operating Loss
2021
Operations	$16,243	$(16,209)	$8,756	$6,093	$-	$1,107	$(253)
Corporate	-	(13,161)	14	5,189	421	1,950	(5,587)
Total	$16,243	$(29,370)	$8,770	$11,282	$421	$3,057	$(5,840)
2020
Operations	$5,873	$(22,558)	$8,017	$6,184	$-	$387	$(7,970)
Corporate	-	(13,437)	3	5,843	-	2,913	(4,678)
Total	$5,873	$(35,995)	$8,020	$12,027	$-	$3,300	$(12,648)

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended March 31,	Year Ended March 31,
	2021	2020
Revenue:	$65,230	$38,659

Operating expenses:
Cost of sales	48,987	32,786
Sales and marketing	9,517	6,255
Product development	9,680	10,767
General and administrative	20,831	19,120
Amortization of intangible assets	5,585	5,726
Total operating expenses	94,600	74,654
Loss from operations	(29,370)	(35,995)

Other income (expense):
Interest expense, net	(5,303)	(3,738)
Loss on extinguishment of debt	(5,180)	-
Other expense	(2,312)	614
Total other expense, net	(12,795)	(3,124)

Loss before income tax benefit	(42,165)	(39,119)

Income tax benefit	(345)	(192)
Net loss	$(41,820)	$(38,927)

Net loss per share – basic and diluted	$(0.61)	$(0.69)

Weighted average common shares – basic and diluted	69,040,055	56,206,107

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2021 vs.
	2021	2020	2020
Depreciation expense
Cost of sales	$47	$-	-
Sales and marketing	200	185	8%
Product development	2,188	1,925	14%
General and administrative	750	184	308%
Total depreciation expense	$3,185	$2,294	39%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2021 vs.
	2021	2020	2020
Stock-based compensation expense:
Cost of sales	$820	$106	674%
Sales and marketing	2,358	2,127	11%
Product development	2,135	2,568	-17%
General and administrative	5,969	7,226	-17%
Total stock-based compensation expense	$11,282	$12,027	-6%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended March 31,
	2021	2020
Revenue	100%	100%
Operating expenses
Cost of sales	75%	85%
Sales and marketing	15%	16%
Product development	15%	28%
General and administrative	32%	49%
Amortization of intangible assets	9%	15%
Total operating expenses	145%	193%
Loss from operations	-45%	-93%
Other expense	-20%	-8%
Loss before income taxes	-65%	-101%
Income tax provision	-1%	-%
Net loss	-64%	-101%

Revenue

Revenue was as follows (in thousands):

	Year Ended March 31,		% Change 2021 vs.
	2021	2020	2020
Subscription services	$33,577	$35,904	-6%
Advertising	20,779	2,167	859%
Merchandising	5,168	-	-
Sponsorship and licensing	3,878	301	1,188%
Ticket/Event	1,828	287	537%
Total Revenue	$65,230	$38,659	69%

Subscription Revenue

Subscription revenue decreased $2.3 million, or 6%, to $33.6 million for the year ended March 31, 2021, as compared to $35.9 million for the year ended March 31, 2020. The decrease was primarily as a result of certain subscribers subject to a contractual dispute with our largest customer. The Company is not recognizing revenue related to these subscribers.

Advertising Revenue

Advertising revenue increased $18.6 million, or 859%, to $20.8 million during the year ended March 31, 2021, as compared to $2.2 million the year ended March 31, 2020 which is primarily attributable to the acquisition of PodcastOne.

Merchandising

Merchandising revenue increased to $5.2 million from $0 million for the year ended March 31, 2021 as compared to the year ended March 31, 2020 due to the acquisition of CPS.

Sponsorship and Licensing

Sponsorship and licensing revenue increased $3.6 million, or 1,188%, to $3.9 million from $0.3 million for the year ended March 31, 2021 as compared to the year ended March 31, 2020. The increase was primarily due to the 146 events livestreamed by us during the year ended March 31, 2021 compared to 42 events livestreamed during the prior year comparable period, and by additional sponsorship deals associated with our digital livestream offerings.

Ticket/Event

Ticket/Event revenue increased $1.5 million, or 537%, to $1.8 million for the year ended March 31, 2021, as compared to $0.3 million for the year ended March 31, 2020, driven by the launch of our pay-per-view platform in May 2020.

Cost of Sales

Cost of sales was as follows (in thousands):

	Year Ended March 31,		% Change 2021 vs.
	2021	2020	2020
Subscription	$20,449	$23,189	-12%
Advertising	17,146	2,016	750%
Production	8,226	7,581	9%
Merchandising	3,166	-	-
Total Cost of Sales	$48,987	$32,786	49%

Subscription

Subscription cost of sales decreased $2.7 million, or 12%, to $20.4 million for the year ended March 31, 2021, as compared to $23.2 million for the year ended March 31, 2020. The decrease was in line with the lower subscription revenues noted above.

Advertising

Advertising cost of sales increased $15.1 million, or 750%, to $17.1 million for the year ended March 31, 2021, as compared to $2.0 million for the year ended March 31, 2020. The increase was primarily due to the acquisition of PodcastOne which significantly increased our Advertising revenues and is in line with our increase in related costs.

Production

Production cost of sales increased $0.6 million, or 9%, to $8.2 million for the year ended March 31, 2021, as compared to $7.6 million for the year ended March 31, 2020. The increase was primarily due to the increase in events livestreamed noted above compared to the prior year period and our podcast production costs from PodcastOne.

Merchandising

Merchandising cost of sales increased to $3.2 million from $0 million for the year ended March 31, 2021 due to the acquisition of CPS.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Year Ended March 31,		% Change 2021 vs.
	2021	2020	2020
Sales and marketing expenses	$9,517	$6,255	52%
Product development	9,680	10,767	-10%
General and administrative	20,831	19,120	9%
Amortization of intangible assets	5,585	5,726	-2%
Total Other Operating Expenses	$45,613	$41,868	9%

Sales and Marketing Expenses

Sales and marketing expenses increased $3.3 million, or 52%, to $9.5 million for the year ended March 31, 2021, as compared to $6.3 million for the year ended March 31, 2020. The increase was largely due to an increase in personnel-related expenses and vendor related expenses of $3.5 million due to the acquisition of PodcastOne and CPS.

Product Development

Product development expenses decreased $1.1 million, or 10%, to $9.7 million for the year ended March 31, 2021, as compared to $10.8 million for the year ended March 31, 2020. The decrease was largely due to a $1.4 million reduction in consulting expenses offset by an increase in personnel-related expenses of $0.5 million primarily as a result of the PodcastOne acquisition.

General and Administrative

General and administrative expenses increased $1.7 million, or 9%, to $20.8 million for the year ended March 31, 2021, as compared to $19.1 million for the year ended March 31, 2020. The increase was primarily due to an increase in personnel-related costs of approximately $1.3 million due to the addition of corporate personnel.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.1 million, to $5.6 million for the year ended March 31, 2021, as compared to $5.7 million for the year ended March 31, 2020. The decrease was due to certain customer relationships which were fully amortized in the prior year, offset by amortization in the current year related to intangible assets acquired with the acquisition of PodcastOne and CPS.

Total Other Income (Expense)

	Year Ended March 31,		% Change 2021 vs.
	2021	2020	2020
Total other expense, net	$(12,795)	$(3,124)	310%

Total other income (expense) increased $9.7 million, or 310%, to $12.8 million for the year ended March 31, 2021, as compared to $3.1 million for the year ended March 31, 2020. The increase was primarily due a loss on the extinguishment of debt of $5.2 million, an increase in contingent consideration of $1.3 million related to the acquisition of PodcastOne, and an increase in interest expense of $1.6 million.

Business Segment Results

Operations

Our operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2021 vs.
	2021	2020	2020
Revenue	$65,230	$38,659	69%

Cost of Sales	48,987	32,786	49%
Sales & Marketing, Product Development and G&A	26,867	22,705	18%
Intangible Asset Amortization	5,585	5,726	-2%
Operating Loss	$(16,209)	$(22,558)	28%
Operating Margin	-25%	-58%	33%
AOL*	$(253)	$(7,970)	97%
AOL Margin*	0%	-21%	21%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL

Fiscal Year 2021 Compared to Fiscal Year 2020

Revenue

Revenue increased $26.6 million, or 69%, during the year ended March 31, 2021, as compared to $38.7 million for the year ended March 31, 2020, primarily due to the inclusion of PodcastOne advertising revenue which contributed $19.7 million, the inclusion of CPS merchandising revenue which contributed $5.2 million and an increase of $3.6 million in sponsorship and licensing revenue due to a higher number of livestreamed events in the current year period compared to the prior year. This increase was partially offset by a decrease in subscriber revenue of $2.3 million as a result of certain subscribers subject to a contractual dispute.

Operating Loss

Operating loss decreased $6.3 million, or 28%, to $16.2 million for the year ended March 31, 2021 as compared to $22.6 million for the year ended March 31, 2020, as a result of the increase in contribution margins from operations of $10.4 million primarily due to the acquisitions of PodcastOne and CPS, partially offset by a $4.2 million increase in sales & marketing, product development and G&A expenses.

Adjusted Operating Loss

Operations Adjusted Operating Loss decreased by $7.7 million, or 97%, to $0.3 million for the year ended March 31, 2021 as compared to $8.0 million for the year ended March 31, 2020. This was largely due to the improved contribution margin mentioned above of $10.4 million, partially offset a $4.2 million increase in sales & marketing, product development, and G&A expenses for the year ended March 31, 2021 compared to the same period in March 31, 2020.

Corporate

Our Corporate operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2020 vs.
	2021	2020	2019
Sales & Marketing, Product Development, and G&A	$13,161	$13,437	-2%
Operating Loss	$(13,161)	$(13,437)	-2%
Operating Margin	N/A	N/A	-%
AOL*	$(5,587)	$(4,678)	19%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL

Operating Loss

Operating loss decreased $0.3 million, or 2%, to $13.2 million for the year ended March 31, 2021, as compared to $13.4 million for the year ended March 31, 2020 largely due to the addition of corporate personnel.

Adjusted Operating Loss

Corporate AOL increased $0.9 million, or 19%, to $5.6 million for the year ended March 31, 2021 as compared to $4.7 million for the year ended March 31, 2020. The increase was largely due to the addition of corporate personnel mentioned above.

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

Revenue Recognition

We account for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when we satisfy our obligation by transferring control of the goods or services to our customers in an amount that reflects the consideration to which the we expect to be entitled in exchange for those goods or services. We use the expected value method to estimate the value of variable consideration on advertising and with original equipment manufacturer contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising and subscription services are rendered as the amounts reflect the consideration we are entitled to and relate specifically to our efforts to satisfy our performance obligation. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. Where applicable, we have determined that we act as the principal in all of its subscription service streams and may act as principal or agent for our advertising and licensing revenue streams.

Our revenue is principally derived from the following services:

Subscriptions Services

Subscription services revenue substantially consist of monthly to annual recurring subscription fees, which are primarily paid in advance by credit card or through direct billings arrangements. We defer the portion of monthly to annual recurring subscription fees collected in advance and recognize them in the period earned. Subscription revenue is recognized in the period of services rendered. Our subscription revenue consists of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. As a result, we have concluded that the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. We recognize subscription revenue straight-line through the subscription period.

Subscription Services consist of:

Direct subscriber, mobile service provider and mobile app services

We generate revenue for subscription services on both a direct basis and through subscriptions sold through certain third-party mobile service providers and mobile app services (collectively the “Mobile Providers”). For subscriptions sold through the Mobile Providers, the subscriber executes an on-line agreement with Slacker outlining the terms and conditions between Slacker and the subscriber upon purchase of the subscription. The Mobile Providers promote the Slacker app through their e-store, process payments for subscriptions, and retain a percentage of revenue as a fee. We report this revenue gross of the fee retained by the Mobile Providers, as the subscriber is Slacker’s customer in the contract and Slacker controls the service prior to the transfer to the subscriber. Subscription revenues from monthly subscriptions sold directly through Mobile Providers are subject to such Mobile Providers’ refund or cancellation terms. Revenues from Mobile Providers are recognized net of any such adjustments for variable consideration, including refunds and other fees. Our payment terms vary based on whether the subscription is sold on a direct basis or through Mobile Providers. Subscriptions sold on a direct basis require payment before the services are delivered to the customer. The payment terms for subscriptions sold through Mobile Providers vary, but are generally payable within 30 days.

Third-Party Original Equipment Manufacturers

We generate revenue for subscription services through subscriptions sold through a third-party Original Equipment Manufacturer (the “OEM”). For subscriptions sold through the OEM, the OEM executes an agreement with Slacker outlining the terms and conditions between Slacker and the OEM upon purchase of the subscription. The OEM installs the Slacker app in their equipment and provides the Slacker service to the OEM’s customers. The monthly fee charged to the OEM is based upon a fixed rate per vehicle, multiplied by the variable number of total vehicles which have the Slacker application installed. The number of customers, or the variable consideration, is reported by OEMs and resolved on a monthly basis. Our payment terms with OEM are up to 30 days. The OEM does not charge the car owners a fee for the Slacker service.

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

Merchandise Revenue

Revenue is recognized upon the transfer of control to the customer. We recognize revenue and measure the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. Our customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30-60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. We record a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2021 was less than $0.1 million.

Licensing Revenue

Licensing revenue primarily consists of sales of licensing rights to digitally stream its live music services in certain geographies (e.g. China). Licensing revenue is recognized when we satisfy our performance obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, which is typically when the live event has aired. Any license fees collected in advance of an event are deferred until the event airs. We report our licensing revenue on a gross basis as we act as the principal in the underlying transactions.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires us to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. We use a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of our stock price as well as including an estimate using guideline companies. Expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. We have selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options, restricted stock, restricted stock units (“RSUs”), restricted stock awards and warrant grants. Forfeitures are recognized as incurred.

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

Business Combinations

We account for business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates and estimates of terminal values.

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

Fair Value of Convertible Debt

As of the date of this Annual Report we have several debt instruments outstanding which are convertible into shares of our common stock that include embedded derivatives. Refer to Note 9 – Senior Secured Convertible Debentures, Note 10 – Unsecured Convertible Notes, and Note 11 – Senior Secured Convertible Notes, to our consolidated financial statements included elsewhere in this Annual Report. We measure the embedded derivatives associated with the convertible debt instruments at fair value, as described in the aforementioned notes to the consolidated financial statements. We have estimated the fair value of the convertible debt instruments to be equal to their carrying values and have not elected the fair value option for these instruments.

The fair value of the embedded derivatives, which are carried at fair value, was estimated using a yield method, including assumptions of probabilities of default and recovery rates. The fair value of the convertible debt instruments, which are carried at amortized cost, was estimated using a binomial lattice model, including assumptions of volatility and risk-free rates. For further discussion see Note 20 – Fair Value Measurements to our consolidated financial statements included elsewhere in this Annual Report.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2021, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $18.8 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of operations, the issuance of convertible notes, public offerings of our common shares, and PPP loans. As of March 31, 2021, we had notes payable of $3.6 million, secured convertible notes with aggregate principal amount of $15.0 million and unsecured convertible notes with aggregate principal balances of $7.5 million.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and incurred a net loss of $41.8 million and utilized cash of $9.5 million in operating activities for the year ended March 31, 2021 and had a working capital deficiency of $15.7 million as of March 31, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

In April 2020, we received approximately $2.0 million pursuant to the PPP promulgated under the CARES Act (the “PPP Loan”). The PPP Loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Commencing in November 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by the maturity date the principal amount outstanding on the PPP Loan as of such date. All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon our application and upon documentation of expenditures in accordance with the SBA requirements. On April 24, 2021, the Company received confirmation that the entire balance of the loan was forgiven.

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

On July 1, 2020, we acquired PodcastOne and the $0.8 million PPP loan originally obtained by PodcastOne is currently outstanding. Monthly payments including principle and interest begin 12 months from the date of the promissory note April 26, 2020. The balance is payable 2 years from the date of the promissory note, and bears interest at a rate of 1% per annum. On May 11, 2021, the Company received confirmation that the entire balance of the loan was forgiven.

In July 2020, we completed a registered offering with an existing institutional investor, another investor and a music partner pursuant to which we sold 1,820,000 shares of our common stock to the investors for net cash proceeds of $7.3 million and issued 2,415,459 shares of our common stock to partially satisfy a $10.0 million vendor payment obligation to such music partner, each at a price of $3.28 per share (the “July 2020 Offering”). The July 2020 Offering was made pursuant to our existing shelf Registration Statement on Form S-3 (File No. 333-228909).

On August 31, 2020, we fully repaid the senior secured convertible debentures. In connection with such repayment, all of the agreements among us, our subsidiary guarantors and the senior lenders and their collateral agent were terminated, provided, that our indemnification obligations in the Securities Purchase Agreement, dated as of June 20, 2018, as amended, between us and the senior lenders survive on the terms therein. Additionally, a prepayment penalty of 8% was paid on repayment of the senior secured convertible debentures in the amount of $0.7 million as interest expense in the accompanying consolidated statement of operations.

Effective as of September 15, 2020, we completed the sale and issuance of our senior secured convertible notes in the aggregate principal amount of $15.0 million to designees of a certain existing institutional investor, for cash gross proceeds of $15.0 million. The senior secured convertible notes mature on September 15, 2022, accrue interest at 8.5% per year with interest is payable quarterly in cash in arrears, and are convertible into shares of our common stock at a conversion price of $4.50 per share at the holder’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations.

On December 22, 2020, we acquired 100% of the equity interests of CPS for total consideration of 2,230,769 shares of the Company’s restricted common stock with a fair value of $6.4 million net of a 25% discount for lack of marketability, an additional 577,000 shares of our restricted common stock if CPS reports GAAP revenue of $20.0 million and $1.0 million of EBITDA for its fiscal year ended December 31, 2020, and an additional 110,000 shares of our restricted common stock to the extent CPS’ final working capital as determined by the parties exceeds $4.0 million with a dollar-for-dollar reduction with respect to each such shortfall with no duplication.

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

In March 2021, the Company obtained an additional PPP loan totaling $0.6 million through the Consolidated Appropriations Act (“CAA”). The terms of this loan is on comparable terms to the prior PPP loans obtained under the CARES Act.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals rights, our working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, and our infrastructure and equipment for our business offerings, and sale of our investments. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments, capital raising and/or acquisition of additional debt in the near and long term. Over the next twelve to eighteen months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid subscribers that we add to our businesses.

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our unsecured convertible notes, and pay down our debt, in part or in full, subject to repayment limitation set forth in the credit agreement. Management plans to fund its operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a universal shelf Registration Statement on Form S-3, effective February 7, 2019, allowing us to issue various types of securities, including common stock, preferred stock, warrants, debt securities, units, or any combination of such securities, up to an aggregate amount of $150 million.

Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt, see “Contractual Obligations” in this Item 7 below and in the footnotes to the Consolidated Financial Statements (Notes 8, 9, 10, and 11).

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Net cash used in operating activities	$(9,508)	$(4,894)
Net cash used in by investing activities	(791)	(2,437)
Net cash provided by financing activities	16,632	5,829
Net change in cash and cash equivalents	$6,333	$(1,502)

Cash Used In Operating Activities

Net cash used in our operating activities for 2021 of $9.5 million primarily resulted from our net loss during the period of $41.8 million, which included non-cash charges of $27.5 million largely comprised of depreciation and amortization, stock-based compensation, and the change in fair value of embedded derivatives. The remainder of our sources of cash provided by operating activities of $4.8 million was from changes in our working capital, including $3.4 million from timing of accounts receivable and $2.4 million from timing of accounts payable and accrued expenses.

Cash Flows Used In Investing Activities

Net cash used in investing activities for 2021 of $0.8 million was principally due to the $3.2 million cash used for the purchase of capitalized internally developed software costs during the year ended March 31, 2021, net of cash acquired in the acquisitions of PodcastOne and CPS of $2.4 million.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for 2021 of $16.6 million was primarily due to proceeds of $15 million from the issuance of secured convertible notes, $7.5 million from the issuance of common stock, and $2.6 million from the exercise of stock options, partially offset by the repayment of senior secured convertible debentures of $10.8 million.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2021. The future contractual requirements include payments required for our operating leases and contractual purchase agreements (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$1,167	$396	$771	$-	$-
Content and Festival Fees and Guarantees and Contractual Obligations (1)	19,756	7,567	6,533	5,656	-
Deferred revenue arrangements (2)	1,262	1,262	-	-	-
Long-term debt obligations (3)	25,180	4,735	19,861	584	-
Total	$47,365	$13,960	$27,165	$6,240	$-

(1)	Amounts represent minimum guarantees and contractual obligations associated with licensing, production and/or distribution agreements for digital broadcast rights across certain events.

(2)	Amounts represent obligations to provide service for which we have already received in cash from our customers.

(3)	Excludes amounts pertaining to the interest on unsecured convertible notes and notes payable. See also Note 8 – Note Payable, Note 9 – Senior Secured Convertible Debentures, Note 10 – Unsecured Convertible Notes, and Note 11 – Senior Secured Convertible Notes included in our consolidated financial statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

LiveXLive Media, Inc.

Beverly Hills, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LiveXLive Media, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Business Combinations

As described in Notes 1 and 4 to the consolidated financial statements, on July 1, 2020 the Company acquired 100% of the equity interests of Courtside Group, Inc. (dba PodcastOne) for net consideration of $16.1 million including $1.1 million of contingent consideration and on December 22, 2020 acquired 100% of the equity interests of Custom Personalization Solutions, Inc. (CPS) for net consideration of $8.4 million. Management applied significant judgment in estimating the fair value of the intangible assets acquired from PodcastOne and CPS and estimating the fair value of the contingent consideration payable to the sellers of PodcastOne which required the use of significant estimates and assumptions.

We have identified the estimation of the fair value of identifiable intangible assets acquired from PodcastOne and CPS and the contingent consideration payable to the sellers of PodcastOne as a critical audit matter. The Company’s estimation of the acquisition date fair values of certain identifiable intangible assets and contingent consideration is complex, requires management’s judgment and involves the use of significant estimates and assumptions, including, selection of the appropriate valuation methodology, revenue, expense, cash flow projections, royalty rates, and discount rates. Additionally, the valuation of the contingent consideration payable to the sellers of PodcastOne required complex management judgement with respect to certain inputs used in the valuation model such as the credit yield. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of significant underlying assumptions of revenue, expense, and cash flow projections by comparing them to the historical performance of the acquired businesses, relevant market industry data and other relevant supporting documentation.
●	Utilizing personnel with specialized skills and knowledge in valuation to assist in: (i) assessing the appropriateness of valuation models used by management to determine the fair values of certain intangible assets acquired, and (ii) evaluating the reasonableness of certain significant assumptions incorporated into the valuation model, including royalty rates and discount rates.
●	Utilizing personnel with specialized skills and knowledge in valuation to assist in: (i) assessing the appropriateness of the Monte Carlo simulation used by management to determine the fair value of the contingent consideration payable to the sellers of PodcastOne, (ii) evaluating the reasonableness of certain significant assumptions incorporated into the valuation model, including the credit yield, and (iii) performing a sensitivity analysis and evaluating the potential effect of changes in certain critical assumptions on the fair value calculations.

Senior Secured Convertible Notes

As described in Notes 11 and 20 to the consolidated financial statements, on September 15, 2020 the Company issued two-year 8.5% senior secured convertible notes in the aggregate principal amount of $15.0 million. In accounting for the issuance of the notes, the Company concluded there was an embedded derivative that required bifurcation.

We have identified the accounting evaluation and the related estimation of the fair value of the embedded derivative of the senior secured convertible notes as a critical audit matter. Accounting for the senior secured notes required significant management judgment in evaluating the key contract terms and the application of the appropriate accounting guidance. Determination of the fair value of the embedded derivative required management judgement with respect to certain inputs used in the valuation model such as the market yield. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing personnel with specialized knowledge and experience in technical accounting to assist in: (i) evaluating the relevant contact terms and features of the senior secured convertible notes, and (ii) assessing the appropriateness of conclusions reached by management with respect to the accounting for the notes and the identification, assessment and accounting for the embedded derivative.
●	Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the appropriateness of the valuation model utilized by management to determine the fair value of the embedded derivative and assessing the reasonableness of assumptions incorporated into the valuation model including market yield.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.

Los Angeles, California

July 14, 2021

LiveXLive Media, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$18,635	$5,702
Restricted cash	135	6,735
Accounts receivable, net	10,567	3,889
Inventories	2,568	-
Prepaid expense and other assets	3,366	1,396
Total Current Assets	35,271	17,722
Property and equipment, net	4,367	3,397
Goodwill	22,619	9,672
Intangible assets, net	22,468	23,198
Other assets	1,044	127
Total Assets	$85,769	$54,116

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$32,646	$30,723
Accrued royalties	12,349	13,071
Note payable	2,729	331
Deferred revenue	1,262	949
Senior secured convertible debentures, net	-	2,720
Unsecured convertible notes, net	1,976	-
Total Current Liabilities	50,962	47,794
Senior secured convertible debentures, net	-	6,505
Senior secured convertible notes, net	13,047	-
Unsecured convertible notes, net	5,501	6,794
Notes payable, net	885	-
Lease liabilities, noncurrent	742	45
Due to Music Partner	3,937	-
Other long-term liabilities	2,422	-
Deferred income taxes	137	108
Total Liabilities	77,633	61,246

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 76,807,898 and 58,984,382 shares issued and outstanding, respectively	77	59
Additional paid in capital	178,000	120,932
Accumulated deficit	(169,941)	(128,121)
Total stockholders’ equity (deficit)	8,136	(7,130)
Total Liabilities and Stockholders’ Equity (Deficit)	$85,769	$54,116

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended March 31, 2021	Year Ended March 31, 2020

Revenue:	$65,230	$38,659

Operating expenses:
Cost of sales	48,987	32,786
Sales and marketing	9,517	6,255
Product development	9,680	10,767
General and administrative	20,831	19,120
Amortization of intangible assets	5,585	5,726
Total operating expenses	94,600	74,654
Loss from operations	(29,370)	(35,995)

Other expense:
Interest expense, net	(5,303)	(3,738)
Loss on extinguishment of debt	(5,180)	-
Other expense	(2,312)	614
Total other expense, net	(12,795)	(3,124)

Loss before income tax benefit	(42,165)	(39,119)

Income tax benefit	(345)	(192)
Net loss	$(41,820)	$(38,927)

Net loss per share – basic and diluted	$(0.61)	$(0.69)

Weighted average common shares – basic and diluted	69,040,055	56,206,107

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2021 and 2020

(In thousands, except share and per share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of April 1, 2019	52,275,236	$52	$98,605	$(89,194)	$9,463
Shares issued to consultants and vendors	1,709,146	2	4,668	-	4,670
Stock-based compensation	-	-	7,982	-	7,982
Interest paid in kind	-	-	29	-	29
Shares issued in the public offering, net of cost	5,000,000	5	9,518	-	9,523
Conversion feature recorded as debt discount	-	-	130	-	130
Net loss	-	-	-	(38,927)	(38,927)
Balance as of March 31, 2020	58,984,382	59	120,932	(128,121)	(7,130)
Shares issued to vendors	2,782,116	3	8,816	-	8,819
Stock-based compensation	1,279,210	1	11,110	-	11,111
Interest paid in kind	-	-	33	-	33
Shares issued in offering, net of cost	1,820,000	2	7,329	-	7,331
Shares issued in connection with PodcastOne acquisition	5,566,885	6	14,985	-	14,991
Shares issued in connection with CPS acquisition	2,230,769	2	6,702	-	6,704
Shares issued in connection with Senior Secured Convertible Notes and Unsecured Convertible Notes	1,080,000	1	1,860	-	1,861
Unsecured Convertible Note Premium	-	-	3,677	-	3,677
Shares issued pursuant to restricted stock units	2,410,286	2	(2)	-	-
Shares issued pursuant to stock options	654,250	1	2,558	-	2,559
Net loss	-	-	-	(41,820)	(41,820)
Balance as of March 31, 2021	76,807,898	$77	$178,000	$(169,941)	$8,136

The accompanying notes are an integral part of these consolidated financial statements.

LiveXLive Media, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31, 2021	Year Ended March 31, 2020
Cash Flows from Operating Activities:
Net loss	$(41,820)	$(38,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,770	8,020
Interest paid in kind	33	29
Stock-based compensation	11,282	12,027
Change in fair value of bifurcated embedded derivatives	(977)	14
Amortization of debt discount	1,433	824
Deferred income taxes	(359)	(103)
Change in fair value of contingent consideration liability	2,174	-
Loss on extinguishment of debt	5,180	-
Gain on bargain purchase	-	(511)
Changes in operating assets and liabilities:
Accounts receivable	3,426	525
Prepaid expenses and other current assets	(1,288)	50
Inventories	32	-
Deferred revenue	278	(1)
Accounts payable and accrued liabilities	2,328	13,159
Net cash used in operating activities	(9,508)	(4,894)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,209)	(2,575)
Cash acquired in acquisition of PodcastOne	1,286	-
Cash acquired in acquisition of CPS	1,132	-
Cash acquired in acquisition of React Presents	-	138
Net cash used in investing activities	(791)	(2,437)

Cash Flows from Financing Activities:
Repayment of senior secured convertible debentures payable	(10,823)	(2,984)
Proceeds from senior secured convertible notes and issuance of shares of common stock	15,000	-
Proceeds from notes payable	2,742	-
Debt issuance costs	(190)	-
Proceeds from issuance of shares of common stock	7,534	9,523
Proceeds from exercise of stock options	2,559	-
Payments on capital lease liability	(190)	-
Senior secured convertible debenture amendment costs	-	(710)
Net cash provided by financing activities	16,632	5,829

Net increase (decrease) in cash, cash equivalents and restricted cash	6,333	(1,502)

Cash, cash equivalents and restricted cash, beginning of period	12,437	13,939

Cash, cash equivalents and restricted cash, end of period	$18,770	$12,437

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$17
Cash paid for interest	$969	$1,517

Supplemental disclosure of non-cash investing and financing activities:

Conversion features recorded as debt discount	$-	$130
Fair value of 1,080,000 shares issued in connection with Senior Secured Convertible Notes and Unsecured Convertible Notes	1,861	-
Fair value of options issued to employees, capitalized as internally-developed software	$241	$378
Fair value of 5,566,885 shares of common stock issued in connection with PodcastOne acquisition	$14,991	$-
Fair value of 2,230,769 shares of common stock issued in connection with CPS acquisition	6,391	-
Non-cash settlement for issuable or prepaid shares	$283	$-
2,782,116 shares of common stock issued to consultant and vendors to settle accounts payable	$8,816	-
Common stock issued to senior secured convertible debenture holders	-	$560
Fair value of promissory note issued in React Presents acquisition	-	$1,541

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

Basis of Presentation

The presented financial information for the fiscal year ended March 31, 2021 includes the financial information and activities of LiveXLive and React Presents for the full year and PodcastOne and CPS from the effective date of their acquisitions.

Certain reclassifications have been made to prior-year amounts to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Acquisitions are included in the Company’s consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. See the Company’s accounting policy “Business Combinations” within Note 2 – Summary of Significant Accounting Policies. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $18.8 million as of March 31, 2021). As reflected in its consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $41.8 million, and utilized cash of $9.5 million in operating activities for the year ended March 31, 2021, and had a working capital deficiency of $15.7 million as of March 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a universal shelf Registration Statement on Form S-3 which became effective in February 2019 to raise up to $150.0 million in cash from the sale of equity, debt and/or other financial instruments, of which $121.5 million is remaining. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services, and may negatively impact its ability to retain key personnel. During the year ended March 31, 2021, the Company sold 1,820,000 shares of its common stock to certain institutional investors for gross proceeds of $7.5 million. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it.  Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. The Company may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Note 2 — Summary of Significant Accounting Policies

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and became more adverse throughout the fiscal year ended March 31, 2021. Although the impact has subsided, the Company expects to continue experiencing modest adverse impacts throughout the fiscal year ending March 31, 2022. The Company’s event and programmatic advertising revenues were directly impacted throughout the 2021 fiscal year with all on-premise in-person live music festivals and events postponed and mixed demand from historical advertising partners. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which negatively impacted the Company’s near-term subscriber growth in the 2021 fiscal year. During the fiscal year ended March 31, 2021, the Company enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program loan (see Note 8 - Notes Payable) and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. The Company also launched a new pay-per-view (“PPV) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

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

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction by transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its subscription service, sponsorship, and merchandising streams and may act as principal or agent for its ticketing/live events, advertising and licensing revenue streams.

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

Third-Party Original Equipment Manufacturers

The Company generates revenue for subscription services through subscriptions sold through a third-party Original Equipment Manufacturer (the “OEM”). For subscriptions sold through the OEM, the OEM executes an agreement with Slacker outlining the terms and conditions between Slacker and the OEM upon purchase of the subscription. The OEM installs the Slacker app in their equipment and provides the Slacker service to the OEM’s customers. The monthly fee charged to the OEM is based upon a fixed rate per vehicle, multiplied by the variable number of total vehicles which have signed up for a paid subscription. The number of customers, or the variable consideration, is reported by OEMs and resolved on a monthly basis. The Company’s payment terms with OEM are up to 30 days.

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue performed on a monthly basis which represents the Company’s efforts to satisfy the performance obligation. Additionally, following the acquisition of PodcastOne, the Company began deriving revenue from podcast advertising. PodcastOne earns advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using impressions.

From time to time we enter into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions have occurred before the receipt of goods or services, a receivable is recorded. Total revenues related to barter transactions were $3.5 million for the year ended March 31, 2021. We did not enter into any barter transactions during the year ended March 31, 2020.

Licensing Revenue

Licensing revenue primarily consists of sales of licensing rights to digitally stream its live music services. Licensing revenue is recognized when the Company satisfies its performance obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, which is typically when the live event has aired. Any license fees collected in advance of an event are deferred until the event airs.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2021 was less than $0.1 million.

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

Revenue from our ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets, including both online pay-per-view (“PPV”) tickets as well as ticket physically purchased through a ticket sale vendor. For primary tickets sold to the Company’s PPV and festival events the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. For PPV arrangements that include multiple performance obligations, i.e. delivery of the online stream, sponsorships, digital meet and greet, or physical merchandise, we allocate the total contract consideration to each performance obligation using the standalone selling price. If the standalone selling price is not readily determinable, it is estimated using observable inputs including an adjusted market based approach, expected cost plus margin, or the residual approach.

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of March 31, 2021, and 2020, the Company accrued $12.3 million and $13.1 million of royalties, respectively, due to artists from use of Slacker’s radio services.

Cost of sales for the Company’s advertising revenue primarily includes PodcastOne direct costs comprised of revenue sharing and commissions. Cost of sales for the Company’s merchandising revenue includes purchase costs and related direct costs. Direct costs include all costs for personalization, production, planning, quality control, fulfillment and inbound freight.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s product and event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs.

Product Development

Product development costs primarily are expenses for research and development, product and content development activities, including internal software development and improvement costs which have not been capitalized by the Company.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on an accelerated basis. The Company accounts for awards with graded vesting as if each vesting tranche is valued as a separate award. The Company uses the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires the Company to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company uses a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of the Company’s stock price as well as including an estimate using guideline companies. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Compensation expense resulting from granted restricted stock units and restricted stock awards is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Stock-based awards are comprised principally of stock options, restricted stock, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”). Forfeitures are recognized as incurred.

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

At March 31, 2021 and 2020, the Company had 0 and 167,363 warrants outstanding, 3,946,584 and 4,428,334 options outstanding, respectively, 4,512,916 and 4,530,705 restricted stock units outstanding, respectively, 0 and 24,675 restricted stock awards outstanding, respectively, and 5,723,685 and 4,206,437 shares of common stock issuable underlying the Company’s convertible notes and convertible debentures, respectively.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting where the purchase consideration is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase consideration over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses and cash flows, weighted average cost of capital, discount rates, estimates of customer turnover rates, estimates of terminal values, and royalty rates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows for the fiscal years ended March 31 (in thousands):

	2021	2020
Cash and cash equivalents	$18,635	$5,702
Restricted cash	135	6,735
Total cash and cash equivalents and restricted cash	$18,770	$12,437

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of March 31, 2021 and 2020, the Company had restricted cash of $0.1 million and $6.7 million, respectively. The decrease in restricted cash as of March 31, 2021 as compared to March 31, 2020, was a result of the repayment of the senior secured convertible debentures in August 2020 (see Note 9 –Senior Secured Convertible Debentures).

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the short-term nature of its subscription receivables. At March 31, 2021, the Company had two customers that made up 21% and 15% of the total accounts receivable balance. At March 31, 2020, the Company had two customers that made up 22% and 57% of the total accounts receivable balance.

The following table provides amounts included in accounts receivable, net for the fiscal years ended March 31 (in thousands):

	2021	2020
Accounts receivable	$10,679	$4,109
Less: Allowance for doubtful accounts	112	220
Accounts receivable, net	$10,567	$3,889

Inventories

Inventories, principally raw materials awaiting final customization process, are stated at the lower of cost or net realizable value. Inventories are relieved on a first-in, first-out basis.

The carrying value of inventories is reduced for any excess and obsolete inventory. Excess and obsolete reductions are determined based on currently available information, including the likely method of disposition, such as through sales to individual customers and liquidations, and the age of inventory.

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended March 31, 2021 and 2020, the Company capitalized $3.4 million and $2.8 million of internal use software, respectively.

Goodwill and Indefinite-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is carried at cost. Acquired trademarks and trade names are assessed as indefinite lived assets if there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and indefinite-lived assets are not amortized, but are subject to an annual impairment testing, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at January 1 of each year.

Our annual goodwill impairment test is performed at the reporting unit level. As of March 31, 2021 and 2020, our single reporting unit is the same as our operating segment, as described in Note 19. We generally test goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on our annual impairment assessment, no impairments of goodwill were identified in the fiscal years ended March 31, 2021 and 2020.

Estimations and assumptions regarding, future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

We test our acquired trademarks and trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trademarks and trade names. Based on our annual impairment assessment, no impairments of acquired trademarks and trade names were identified in the fiscal years ended March 31, 2021 and 2020.

Intangible Assets with Finite Useful Lives

The Company has certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of Intellectual Property, Customer Relationships, Content Creator Relationships, Wholesale Relationships, Domain Names, Customer List, Capitalized Software Development Costs, and Non-compete Agreements resulting from business combinations. Intangible assets with finite useful lives are amortized using the straight-line method over their respective estimated useful lives, which are generally as follows: Intellectual Property (15 years), Customer, Content Creator and Wholesale Relationships (1-6 years), Domain Names, Customer Lists, and Software (5 years), Patents (15 years), and Non-Compete Agreements (3 years).

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the global COVID-19 pandemic which caused the temporary halting of car production of our OEM partner as well as overall advertising spend decrease from our advertising partners. No impairment losses have been recorded in the fiscal years ended March 31, 2021 and 2020. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may impair the Company’s asset values, including intangible assets.

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

Seasonality

Our CPS merchandising business is affected by seasonality, which typically results in higher sales volume during our third quarter, which ends December 31.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the years ended March 31, 2021 and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Revenue
Subscription services	$33,577	$35,904
Advertising	20,779	2,167
Merchandising	5,168	-
Sponsorship and Licensing	3,878	301
Ticket/Event	1,828	287
Total Revenue	$65,230	$38,659

For some contracts, the Company may invoice up front for services recognized over time or for contracts in which the Company has unsatisfied performance obligations. Payment terms and conditions vary by contract type, although terms generally cover monthly payments. In the circumstances where the timing of invoicing differs from the timing of revenue recognition, the Company has determined its contracts do not include a significant financing component. The Company has elected to apply the practical expedient under ASC 606-10-50-14 and not provide disclosure of the amount and timing of performance obligations as the performance obligations are part of a contract that has an original expected duration of one year or less.

For the years ended March 31, 2021 and 2020, one customer accounted for 36% and 60% of our consolidated revenues, respectively.

The following table summarizes the significant changes in contract liabilities balances during the years ended March 31, 2021 and 2020 (in thousands):

Contract Liabilities
Balance as of April 1, 2019	$950
Revenue recognized that was included in the contract liability at beginning of period	(950)
Increase due to cash received, excluding amounts recognized as revenue during the period	949
Balance as of March 31, 2020	949
Revenue recognized that was included in the contract liability at beginning of period	(949)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,262
Balance as of March 31, 2021	$1,262

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

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. During March 2021, the closing price of the Company’s common stock exceeded $5.00 per share for the requisite five consecutive days. The Company recorded a $1.3 million charge to Other income (expense) in the Consolidated Statement of Operations. The contingent consideration liability of $2.4 million is classified within Other Long-term Liabilities in the accompanying Consolidated Balance Sheet at March 31, 2021 (see Note 14 – Other Long-term Liabilities).

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

The Company agreed to also issue up to approximately 577,000 additional shares of its restricted common stock, classified as contingent consideration, if CPS reports GAAP revenue of $20.0 million and $1.0 million of EBITDA (as defined in the purchase agreement) for its fiscal year ended December 31, 2020. Based on their likelihood of achievement, the number of shares reflect management’s current estimate and were valued at $1.7 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. The contingent consideration liability at March 31, 2021 of $2.5 million is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. The Company recorded a $0.9 million charge to Other income (expense) in the Consolidated Statement of Operations.

The Company further agreed to issue up to approximately 110,000 additional shares of its restricted common stock to the extent CPS’ final working capital as determined by the parties exceeds $4.0 million. These number of shares reflect management’s current estimate based on achievement. These additional shares were valued at $0.3 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. This amount is included in additional paid in capital on the March 31, 2021 Consolidated Balance Sheet. Amounts recorded as consideration for the shares to be issued are provisional and subject to change.

Fair Value of Consideration Transferred:
Common stock	$6,391
Additional paid-in capital – common stock to be issued	313
Contingent consideration	1,654
Total	$8,358

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

The following table summarizes the fair value of the assets assumed in the CPS acquisition (in thousands):

Asset Type	Weighted Average Amortization Period (Years)	Fair Value
Cash and cash equivalents		$1,132
Accounts receivable		6,153
Inventories		2,600
Prepaid expense		29
Property and equipment		585
Wholesale relationship	6	2,500
Domain name	10	400
Customer list	5	172
Goodwill		905
Other assets		53
Right of use asset		1,086
Lease liability		(1,086)
Accounts payable		(5,067)
Deferred tax liability		(388)
Other liabilities		(716)
Net assets acquired		$8,358

The fair value of the assets acquired includes accounts receivable of $6.2 million. The gross amount due under contracts is $6.5 million, of which $0.4 million is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of CPS.

The Company recorded a tax benefit of $0.4 million for the release of valuation allowance on the Company’s net operating losses to support acquired deferred tax liabilities. The Company is required to establish a deferred tax liability for book tax basis differences of acquired assets and liabilities which would result in the utilization of available net operating losses. The decrease in valuation allowance resulted in a tax benefit of $0.4 million which was recorded in the Company’s Consolidated Statement of Operations for fiscal year ended March 31, 2021.

Revenue of $19.7 million and $5.2 million and net loss of $2.9 million and $0.3 million was included in the Company’s Consolidated Statements of Operations from the date of acquisition for the fiscal year ended March 31, 2021 for PodcastOne and CPS, respectively.

The Company incurred less than $0.1 million in transaction costs associated with the PodcastOne and CPS acquisitions, respectively, which were expensed and included in General and Administrative in the Consolidated Statement of Operations for fiscal year ended March 31, 2021.

 Fiscal 2020 Transaction

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

The amount of revenue for React Presents included in the Company’s consolidated statements of operations for the year ended March 31, 2020 was $0.3 million. The net loss for React Presents included in the Company’s consolidated statements of operations for the year ended March 31, 2020 was $0.6 million. The Company incurred less than $0.1 million in transaction costs associated with the React Presents acquisition.

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal years ended March 31, 2021 and 2020, respectively.

The following table presents the revenues, net loss and earnings per share of the combined company for the years ended March 31, 2021 and 2020 as if the acquisition of CPS had been completed on April 1, 2019 (in thousands, except per share data).

	Year Ended March 31, (unaudited)
	2021	2020

Revenues	$83,050	$57,823
Net loss	(41,801)	(42,025)
Net loss per share – basic and diluted	$(0.61)	$(0.72)

The following table presents the revenues, net loss and earnings per share of the combined company for the years ended March 31, 2021 and 2020 as if the acquisition of PodcastOne had been completed on April 1, 2019 (in thousands, except per share data).

	Year Ended March 31, (unaudited)
	2021	2020

Revenues	$69,953	$63,985
Net loss	(42,656)	(40,398)
Net loss per share – basic and diluted	(0.62)	$(0.65)

The following table presents the revenues, net loss and earnings per share of the combined company for the year ended March 31, 2020 as if the acquisition of React Presents had been completed on April 1, 2019 (in thousands, except per share data).

Year Ended March 31, (unaudited)
2020

Revenues	$52,727
Net loss	(42,476)
Net loss per share – basic and diluted	(0.76)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisition which included amortization of acquired intangible assets of $1.7 million and $2.4 million in the year ended March 31, 2021 and 2020, respectively and transaction costs of $0.2 million included in the year ended March 31, 2020.

Note 5 — Property and Equipment

The Company’s property and equipment at March 31, 2021 and 2020 was as follows (in thousands):

	As of March 31,
	2021	2020
Property and equipment, net
Computer, machinery, and software equipment	5,277	4,793
Furniture and fixtures	141	127
Leasehold improvements	531	316
Capitalized internally developed software	10,154	6,718
Total property and equipment	16,103	11,954
Less accumulated depreciation and amortization	(11,736)	(8,557)
Total property and equipment, net	$4,367	$3,397

Depreciation and amortization expense was $3.2 million and $2.1 million for the years ended March 31, 2021 and 2020, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the years ended March 31, 2021 and 2020 (in thousands):

Goodwill
Balance as of April 1, 2019	$9,672
Acquisitions	-
Balance as of March 31, 2020	$9,672
Acquisitions	12,947
Balance as of March 31, 2021	$22,619

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the year ended March 31, 2021 (in thousands):

Tradenames
Balance as of April 1, 2019	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2020	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2021	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of March 31, 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$12,533	$6,748
Intellectual property (patents)	5,366	1,163	4,203
Customer relationships	6,570	5,652	918
Content creator relationships	772	371	401
Domain names	429	31	398
Brand and trade names	2,571	253	2,318
Non-compete agreement	250	97	153
Customer list	2,903	211	2,692
Total	$38,142	$20,311	$17,831

The Company’s finite-lived intangible assets were as follows as of March 31, 2020 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,280	$8,674	$10,606
Intellectual property (patents)	5,366	805	4,561
Customer relationships	6,570	5,128	1,442
Domain names	29	13	16
Brand and trade names	1,500	17	1,483
Non-compete agreement	250	14	236
Fan database	230	13	217
Total	$33,225	$14,664	$18,561

The Company’s amortization expense on its finite-lived intangible assets was $5.5 million and $5.7 million for the years ended March 31, 2021 and 2020, respectively.

The Company estimated future amortization expense on its finite-lived intangible assets as of March 31, 2021 to be as follows (in thousands):

For Years Ended March 31,
2022	$6,006
2023	4,482
2024	1,024
2025	1,058
2026	1,084
Thereafter	4,177
$17,831

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2021 and 2020 were as follows (in thousands):

	March 31,	March 31,
	2021	2020
Accounts payable	$18,541	$26,703
Accrued liabilities	13,786	3,938
Lease liabilities, current	319	82
Total	$32,646	$30,723

Note 8 — Note Payable

The Company’s notes payable at March 31, 2021 and 2020 were as follows (in thousands):

	March 31,	March 31,
	2021	2020
Senior promissory note	$351	$331
SBA loan	153	-
PPP loans	3,110	-
	3,614	331
Less: Current portion of Notes payable	(2,729)	(331)
Notes payable	$885	$-

Senior Promissory Note

On December 31, 2014, the Company converted accounts payable into a Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. In February 2018, the Note holder filed a claim for collection of the Note (see Note 15 – Commitments and Contingencies). In February 2019, as part of a settlement agreement, the parties agreed to the repayment of the Note on or before June 30, 2019. As of the date of this Annual Report, the Note has not been extended and is currently past due. In addition, the holder of the Note obtained a judgement against the Company for nonpayment of the Note in the State of Delaware in August 2019 and a judgement lien against the Company in the State of California in the third fiscal quarter ended December 31, 2019. As of March 31, 2021 and 2020, the balance due under the Note was $0.4 million and $0.3 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively.

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

PPP Loans

In April, 2020, the Company received proceeds of $2.0 million from a loan under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was subsequently forgiven in April 2021. On March 20, 2021, the Company received proceeds of $0.6 million from a second loan (“the PPP loan”) under the PPP of the CARES Act, which the Company intends to use to retain employees and for other qualifying expenses. The PPP Loan matures on March 20, 2026 and bears annual interest at a rate of 1.0%. Commencing on March 31, 2022, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by March 20, 2026 any principal amount outstanding on the PPP Loan as of such date.

On July 1, 2020, the Company acquired PodcastOne and the $0.8 million PPP loan originally obtained by PodcastOne is currently outstanding. Monthly payments including principal and interest begin 7 months from the date of the promissory note, April 26, 2020. The balance is payable 2-years from the date of the promissory note, and bears interest at a rate of 1% per annum.

All or a portion of these loans may be forgiven by the SBA upon application by the Company before the maturity date of the loan and upon documentation of expenditures in accordance with the SBA requirements. In the event the loans, or any portion thereof, are forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. On April 24, 2021, the Company received confirmation that the entire balance of the initial loan received on April 13, 2020 in the amount of $2.0 million was forgiven and on May 11, 2021, the Company received confirmation from the lender of the SBA that the entire balance of the PodcastOne loan received on April 26, 2020 was forgiven.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

Note 9 — Senior Secured Convertible Debentures

The Company’s senior secured convertible debentures at March 31, 2021 and 2020 were as follows (in thousands):

	March 31,	March 31,
	2021	2020
Senior Secured Convertible Debentures
Senior Secured Convertible Debentures	$-	$10,118
Accrued interest	-	101
Fair Value of Embedded Derivatives	-	524
Less: Discount	-	(1,518)
Net	-	9,225
Less: Senior Secured Convertible Debentures, current	-	(2,720)
Senior Secured Convertible Debentures, long-term	$-	$6,505

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

On August 31, 2020, the Company fully repaid the Debentures issued to its former senior lenders on June 29, 2018, as amended, as provided in such Debentures. In connection with such repayment, all of the agreements among the Company, its subsidiary guarantors and the senior lenders and their collateral agent were terminated, provided, that the Company’s indemnification obligations in the Securities Purchase Agreement, dated as of June 20, 2018, as amended, between the Company and the senior lenders shall survive on the terms therein. Additionally, a prepayment penalty of 8% was paid on repayment of the Debentures in the amount of $0.7 million and is included in the $1.5 million loss on extinguishment which is included in “Loss on extinguishment of debt” in the accompanying consolidated statement of operations.

Note 10 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at March 31, 2021 and 2020 were as follows (in thousands):

	March 31,	March 31,
	2021	2020
Unsecured Convertible Notes - Related Party
(A) 8.5% Unsecured Convertible Note - Due May 31, 2022	$4,397	$4,120
(B) 8.5% Unsecured Convertible Notes - Due May 31, 2022	1,104	1,035
Less: Discount	-	(41)
Net	5,501	5,114

Unsecured Convertible Promissory Note	$2,000	$2,000
Accrued interest	186	24
Less: Discount	(223)	(485)
Fair Value of Embedded Derivatives	13	141
Net	1,976	1,680
Unsecured Convertible Promissory Notes, Net	$7,477	$6,794
Unsecured Convertible Promissory Notes, Net, Current	1,976	-
Unsecured Convertible Promissory Notes, Net, Long-Term	$5,501	$6,794

Total principal maturities of the Company’s long-term borrowings, including the Debentures, unsecured convertible notes, and note payable are $4.7 million for the year ending March 31, 2022, $19.9 million for the year ending March 31, 2023, and $0.6 million thereafter.

Unsecured Convertible Notes – Related Party

As of March 31, 2020 and March 31, 2019, the Company had outstanding 7.5% (effective as of April 1, 2018, previously 6%) unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder as follows below. The Trinad Notes are convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

(A) The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). At March 31, 2021, the balance due of $4.4 million, which included $1.0 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2020, the balance due of $4.1 million, which included $0.5 million of accrued interest, was outstanding under the first Trinad Note.

(B) Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $1.1 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and further extended to May 31, 2022 (as discussed below). For the year ended March 31, 2021, the Company amortized less than $0.1 million of discount to interest expense, and the unamortized discount was fully amortized as of March 31, 2021. As of March 31, 2020, $0.1 million of accrued interest was added to the principal balance.

On January 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital Master Fund Ltd. (“TCMF”), a related party, pursuant to which the maturity date of all of the Company’s Unsecured Convertible Notes issued to TCMF was extended to May 31, 2022, and in consideration of such extension, the interest rate payable under such notes increased to 8.5% and the Company issued to TCMF 280,000 shares of its common stock. The Company evaluated the Amendment Agreement and the modification was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. As a result, we determined that the amendment should be accounted for as an extinguishment and we recorded the amended debt instrument at fair value which included the consideration in common stock transferred. The resulting loss on extinguishment recorded of $3.7 million is included in “Loss on extinguishment of debt” in the accompanying consolidated statement of operations.

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

At March 31, 2021, the Company performed a fair value analysis using a binomial lattice calculation on the derivative instruments using the following assumptions: Coupon Rate: 8.0%, Term: 0.85 years, Volatility: 90.2%, Market Rate: 26.5% and Probability of Default: 31.63%. The Company determined that as of the assessment date, the fair value is less than $0.1 million. The change in fair value of less than $0.1 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the year ended March 31, 2021.

Note 11 — Senior Secured Convertible Notes

The Company’s senior secured convertible notes at March 31, 2021 and 2020 were as follows (in thousands):

	March 31,	March 31,
	2021	2020

Senior Secured Convertible Notes	$15,000	$-
Accrued interest	319	-
Fair value of embedded derivatives	118	-
Less: Discount	(2,071)	-
Net	13,366	-
Less: Current Portion, accrued interest	(319)	-
Senior Secured Convertible Notes, long-term	$13,047	$-

On September 15, 2020 (the “Closing Date”), the Company issued two-year senior secured convertible notes in the aggregate principal amount of $15.0 (the “Senior Notes”) with Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners, Ltd. (collectively, the “Purchaser”). The Purchaser are funds affiliated with No Street Capital a San Francisco-based investment firm.

In connection with the Senior Notes, the Company paid $0.2 million in certain fees, including direct costs of $0.2 million consisting of Purchaser’s transaction and legal costs (collectively, the “Issuance Costs”).

The sale of the Senior Notes was completed pursuant to the Securities Purchase Agreement, dated as of July 2, 2020, as amended on July 30, 2020 (as amended, the “Senior SPA”), and (ii) issued to the Purchaser 800,000 shares (the “Shares”) of the Company’s common stock valued at $1.8 million. The Senior Notes and the Shares were issued as restricted securities in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

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

The Company’s obligations under the Senior Notes may be accelerated upon the occurrence of certain customary events of default (as defined in the Senior Notes) and are guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), entered into by all of the Company’s subsidiaries (the “Guarantors”) in favor of the Purchaser. The Company’s obligations under the Senior Notes and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement, dated as of the Closing Date (the “Security Agreement”), and an Intellectual Property Security Agreement, dated as of the Closing Date (the “IP Security Agreement”), by a lien on all of the Company’s and the Guarantors’ assets and intellectual property, subject to certain exceptions. The Senior Notes require the Company to maintain aggregate cash deposits of $10.0 million until the Senior Notes are paid in full. In May 2021 and in connection with the Company entering into a $7 million secured revolving credit facility, the holders of the Senior Notes subordinated their security interest (see Note 21 – Subsequent Events).

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

Note 12 — Related Party Transactions

As of March 31, 2021, and March 31, 2020, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 10 – Unsecured Convertible Notes.

Note 13 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of 1 year, expiring in fiscal year 2022. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, expiring June 30, 2024.

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense for these leases totaled $0.3 million for the year ended March 31, 2021. Operating leases with lease terms of greater than 12 months are capitalized in Operating lease right-of-use assets and Operating lease liabilities in the consolidated balance sheet. Rent expense for these operating leases totaled $0.5 million the years ended March 31.

Operating lease costs for the year ended March 31, 2021 consisted of the following (in thousands):

	Year Ended March 31,
	2021	2020
Fixed rent cost	$507	94
Short term lease cost	281	352
Total operating lease cost	$788	446

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	March 31, 2021	March 31, 2020
Operating lease right-of-use assets	$1,057	127

Operating lease liability, current	$319	82
Operating lease liability, noncurrent	742	45
Total operating lease liabilities	$1,061	127

The operating lease right-of-use assets are included in other assets in the March 31, 2021 consolidated balance sheets, and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the March 31, 2021 consolidated balance sheets.

Future maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

For Years Ending March 31,
2022	396
2023	358
2024	320
2025	93

Total lease payments	1,167
Less: imputed interest	(106)
Present value of operating lease liabilities	$1,061

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

Month to month arrangements

The Company leased corporate headquarters office space in West Hollywood from a third party. The Company or the third party had the right to terminate the arrangement at any time without prior notice. Rent expense for the month to month arrangements totaled less than $0.1 million and $0.5 million for the years ended March 31, 2021 and 2020, respectively. The Company vacated this office space as of December 31, 2020.

React Presents leases its Chicago, Illinois premises under a month-to-month lease. Rent expense for the operating leases totaled less than $0.1 million for the year ended March 31, 2021 and the period from the acquisition date to March 31, 2020, respectively.

PodcastOne leases its Los Angeles premises under a month-to-month operating lease. Rent expense for the operating leases totaled $0.3 million for the period from the acquisition date to March 31, 2021.

Note 14 — Other Long-Term Liabilities

On October 30, 2020, Slacker entered into an amendment to existing agreements with a certain licensor of music content (the “Music Partner”) which own and license rights to Slacker to certain sound recordings. Pursuant to this amendment, payment terms on $5.9 million of outstanding balances to the Music Partner were extended over periods between 12 and 24 months.

	March 31,	March 31,
	2021	2020

Due to Music Partner	$3,937	$-
Other long-term liabilities	2,422	-

The Company evaluated the agreements with the Music Partner and it was required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructuring by Debtor. As a result of the evaluation, the Company reclassified the portion of the payable balance due after 12-months to non-current liabilities.

The amount included in Other long-term liabilities is comprised of a contingent consideration liability resulting from the business combination with PodcastOne (Note 4 - Business Combinations) and is carried at fair value (see Note 20 - Fair Value Measurements).

Note 15 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of March 31, 2021, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.5 million for the fiscal year ending March 31, 2022, and less than $0.1 million for the fiscal year ending March 31, 2023. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of March 31, 2021, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $7.1 million for the fiscal year ending March 31, 2022, $6.5 million for the fiscal year ending March 31, 2023, and $5.7 million for the fiscal year ending March 31, 2024.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of March 31, 2021, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Employment Agreements

As of March 31, 2021, the Company has employment agreements with 4 named executive officers (“Section 16 Officers”) that provide annual salary payments of $1.7 million and target bonus compensation of up to $1.7 million for the year ending March 31, 2022, salary payments of $1.1 million and target bonus compensation of up to $1.1 million for the year ending March 31, 2023. Furthermore, such employment agreements contain severance clauses that could require severance payments in the aggregate amount of $11.0 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers).

Legal Proceedings

In March 2018, Manatt Phelps& Phillips, LLP (“Manatt”) served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At March 31, 2021 the promissory note has not been paid and is currently past due. Refer to Note 8 – Noes Payable where the related amounts are disclosed.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until the Company’s fiscal year ending March 31, 2022 (unless further delayed as a result of the COVID-19 pandemic). In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. As of March 31, 2021, all of plaintiffs’ claims other than fraudulent inducement and breach of the employment agreement have been dismissed or addressed by the parties or the court. While a trial date has not yet been set, the Company expects to commence trial sometime during the fiscal year ended March 31, 2022. The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to the remaining claims. As of March 31, 2021, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

During each of the years ended March 31, 2021 and 2020, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of less than $0.1 million and $0.2 million, respectively. During the years ended March 31, 2021 and 2020, the full amounts were expensed and included in general and administrative expenses.

From time to time, the Company is involved in legal proceedings and other matters arising in connection with the conduct of its business activities. Many of these proceedings may be at preliminary stages and/or seek an indeterminate amount of damages. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not currently expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Note 16 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the years ended March 31, 2021 and 2020, respectively.

.

Note 17 — Stockholders’ Equity

Issuance of Common Stock in Private Offerings

In July 2020, the Company issued directly to a certain institutional investor and another investor a total of 1,820,000 shares of the Company’s common stock for net proceeds of approximately $7.3 million after offering costs at a price per share of $4.14. The offering of the shares was made pursuant to the Shelf S-3 and a prospectus supplement related to the offering filed with the SEC on July 23, 2020.

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

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During year ended March 31 2021, the Company issued 4,061,326 shares of its common stock and restricted common stock valued at $12.6 million to certain Company consultants and vendors of which $8.8 million relates to shares issued to settle accounts payable which includes the shares issued to MBRG Investors, LLC and the shares issued to a certain music partner and $3.8 million relates to shares issued in exchange for services and is included in share-based compensation. Additionally, the Company incurred $1.2 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost associated with restricted shares of common stock issued to consultants and vendors of $0.3 million is expected to be recorded over the next year as the shares vest.

During the year ended March 31, 2020, the Company issued 1,709,146 shares of its restricted common stock valued at $4.2 million to certain Company consultants and vendors. Additionally, the Company had $0.4 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued at March 31, 2020.

During the year ended March 31, 2020, Slacker entered into an amendment to an existing agreement with a certain licensor of music content (the “Music Partner”) which owns and licenses rights to Slacker to certain sound recordings. Pursuant to this amendment the Company issued the Music Partner $0.4 million in restricted shares of the Company’s common stock, at a price of approximately $4.51 per share, as full payment of certain amounts due under such agreement.

The Company evaluated this agreement and it was required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. There were no material adjustments required as a result.

Issuance of Common Stock to Certain Music Partner

In June 2020, the Company entered into a new two-year license agreement with a certain music partner which owns and license rights to Slacker to certain sound recordings. Pursuant to this agreement, the Company agreed to certain minimum yearly guarantee payments and issued 264,000 shares of its restricted common stock to such music partner in consideration of all payments due to the music partner prior the date of the agreement. These shares issued are included in the total number of shares issued to consultants and vendors above.

In July 2020, the Company issued to a certain music licensor 2,415,459 shares (the “Shares”) of its common stock at a price of $3.28 per share, to satisfy the Company’s payment obligation in the amount of $10.0 million owed to such music licensor (the “Threshold Amount”). These shares issued are included in the total number of shares issued to consultants and vendors above.  In the event that the value of the Shares as of September 30, 2020 was less than the Threshold Amount, the Company agreed to make an additional cash payment to such music licensor in an amount equal to the difference between (i) the Threshold Amount and (ii) the sum of (x) the net proceeds of any sales of the Shares by the music licensor plus (y) the aggregate value of the Shares not sold by the music licensor as of such date. As of March 31, 2021, the Company accrued $1.8 million related to additional cash payment required which is included in Accrued Royalties in the consolidated balance sheet and classified as a current liability. The shares were issued pursuant to the Shelf S-3 and a prospectus supplement related to the offering of these shares filed with the SEC on July 22, 2020. The Company did not receive any cash proceeds from the offering of these shares.

2016 Equity Incentive Plan

The Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 12,600,000 shares of the Company’s common stock for issuance. On September 17, 2020, our stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares increasing the total up to 17,600,000 shares. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company recognized share-based compensation expense of $11.2 million and $12.0 million during the years ended March 31, 2021 and 2020, respectively. The total tax benefit recognized related to share-based compensation expense was $0 for the years ended March 31, 2021 and 2020.

The maximum contractual term for awards is 10 years. As of March 31, 2021, there were 5,599,030 shares of common stock available for future issuance under the 2016 Plan.

 Options Grants to Employees

As of March 31, 2021, unrecognized compensation costs for unvested awards to employees was $1 million, which is expected to be recognized over a weighted-average service period of 6.7 years.

The following table provides information about our option grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2021	2020
Number of options granted	350,000	195,000
Weighted-average exercise price per share	$4.11	$2.39
Weighted-average grant date fair value per share	$1.85	$1.14

The grant date fair value of each of these option grants to employees was determined using the Black-Sholes-Merton option-pricing model with the following assumptions:

	Year Ended March 31,
	2021	2020
Expected volatility	53.97% - 73.61%	47.79% - 50.62%
Dividend yield	0.00%	0.00%
Risk-free rate	0.22% - 0.46%	0.37% - 1.88%
Expected term (in years)	5.25 - 7.00	5.50 - 7.00

The following table summarizes the activity of our options issued to employees during the years ended March 31, 2021 and 2020:

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding as of April 1, 2019	4,880,001	$3.95
Granted	195,000	2.39
Exercised	-	-
Forfeited or expired	(671,667)	4.87
Outstanding as of March 31, 2020	4,403,334	3.74
Granted	350,000	4.11
Exercised	(654,250)	3.90
Forfeited or expired	(177,500)	4.00
Outstanding as of March 31, 2021	3,921,584	3.74
Exercisable as of March 31, 2021	3,454,170	3.75

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2021 was 7 years and 6.7 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was $2.4 million and $2.0 million, respectively, at March 31, 2021.

 On April 11, 2018, the Company granted options to purchase 1,326,667 shares of common stock to 4 key executives. In FY21, the Board of Directors approved an amendment to the key executive’s employment agreement which modified the exercise periods associated with these options. The modified terms approved by the Board of Directors, which extended the original exercise period from 3 to 12 months, resulted in incremental fair value which was recognized as incremental share-based compensation expense of $0.9 million during the year ended March 31, 2021.

Options Grants to Non-Employees

As of March 31, 2021, there were no unrecognized compensation costs for unvested awards to non-employees. There were no option grants to non-employees for the last two fiscal years.

The following table summarizes the activity of our options issued to non-employees during the years ended March 31, 2021 and 2019:

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding as of April 1, 2019	101,667	$4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	(76,667)	4.00
Outstanding as of March 31, 2020	25,000	4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2021	25,000	4.00
Exercisable as of March 31, 2021	25,000	4.00

The weighted average remaining contractual term for options to non-employees outstanding as of March 31, 2021 was 6.9 years. The intrinsic value of options to non-employees outstanding and options to non-employees exercisable was $0 at March 31, 2021.

Restricted Stock Units Grants

As of March 31, 2021, unrecognized compensation costs for unvested awards to employees was $8.2 million, which is expected to be recognized over a weighted-average service period of 1.13 years.

The following table provides information about our restricted stock units grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2021	2020
Number of units granted	1,914,136	4,048,306
Weighted-average grant date fair value per share	$3.15	$2.12

The following table summarizes the activity of our restricted stock units issued to employees during the years ended March 31, 2021 and 2020:

Number of Shares
Outstanding as of April 1, 2019	1,337,391
Granted	4,048,306
Vested	(761,583)
Cancelled	(93,409)
Outstanding as of March 31, 2020	4,530,705
Granted	1,914,136
Vested	(1,641,082)
Cancelled	(290,843)
Outstanding as of March 31, 2021	4,512,916

Restricted Stock Awards

The following table summarizes the activity of our restricted stock awards made to employees during the years ended March 31, 2021 and 2020:

Number of Shares
Outstanding as of April 1, 2019	-
Granted	24,675
Outstanding as of March 31, 2020	24,675
Granted	-
Vested	-
Cancelled	(24,675)
Outstanding as of March 31, 2021	-

In April 2018, the Company granted 1,150,000 restricted stock units to 2 key executives. In FY21 (“the Modification Date”), the Board of Directors approved an amendment to the key executives’ employment agreement which modified the vesting terms associated with these awards. The modified vesting terms approved by the Board of Directors, which modified the number of shares issued and the timing of vesting, resulted in an additional 464,557 units probable of vesting as of the Modification Date. This resulted in incremental share-based compensation expense of $0.3 million during the year ended March 31, 2021.

Issuance of Restricted Shares of Common Stock for Services to Employees

During each of the years ended March 31, 2021 and 2020, the Company issued 0 shares of its restricted common stock to employees. As of March 31, 2021 and 2020, there was no remaining unrecognized compensation cost related to these awards.

Additional details of the Company’s issuances of its restricted common stock to employees during the years ended March 31, 2021 and 2020 are as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Unvested as of April 1, 2019	15,278	$5.01
Granted	-	-
Vested	(15,278)	5.01
Forfeited or expired	-	-
Unvested as of March 31, 2020	-	-
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Unvested as of March 31, 2021	-	-

Warrants

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, April 1, 2019	167,363	$4.01	1.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2020	167,363	4.01	0.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	(167,363)	4.01	0.94
Balance outstanding, March 31, 2021	-	-	-
Exercisable, March 31, 2021	-	-	-

Authorized Common Stock and Creation of Preferred Stock

The Company has the authority to issue up to 501,000,000 shares, consisting of 500,000,000 shares of the Company’s common stock and 10,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “preferred stock”).

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

Note 18 — Income Tax Provision

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

The components of pretax loss and income tax (benefit) expense are as follows (in thousands):

	Year Ended March 31,
	2021	2020
Loss before income taxes:
Domestic	$(42,165)	$(39,119)
Foreign	-	-
Total loss before income taxes	$(42,165)	$(39,119)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	14	18
Foreign	-	-
Total Current	14	18

Deferred:
U.S. Federal	(330)	(96)
State	(29)	(114)
Foreign	-	-
Total Deferred	(359)	(210)
Total provision for income taxes	$(345)	$(192)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2021	2020

Income taxes computed at Federal statutory rate	$(8,855)	$(8,214)
State tax — net of federal benefit	(888)	(839)
State minimum taxes	14	18
Change in tax rates	(375)	926
Change in valuation allowance	7,165	5,959
Permanent differences	2,594	1,958
Total provision for income taxes	$(345)	$(192)

At March 31, 2021, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $113 million and $78.7 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2024. Of the $113 million of federal net operating loss carryforwards, $54.1 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”), the remaining $58.9 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation.

The Company obtained $136 million and $2.6 million of net operating loss and credit carryforwards, respectively, through the acquisition of Slacker, Inc. in December 2017.  Utilization of these losses is limited by Section 382 and 383 of the Code in fiscal year end March 31, 2018 and each taxable year thereafter.  The Company has estimated a limitation and revalued the losses and credits at $22 million and $0, respectively.  It is possible that the utilization of these NOL carryforwards and tax credits may be further limited. The Company will undertake a study to determine the applicable limitations, if any. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2016 and forward are subject to examination by the federal tax authorities and tax years for 2015 and forward are subject to examination by California tax authorities due to the carryforward of unutilized net operating losses.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2021 and 2020, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and (liabilities) are as follows as of (in thousands):

	Year Ended March 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$25,994	$20,370
Property and equipment	307	190
Accruals and reserves	2,060	716
Stock compensation	4,653	4,845
163 (j) interest expense carryforwards	832	378
Charitable contribution carryforward	63	7
Capital loss carryforward	522	509
Gross deferred tax assets	34,431	27,015

Deferred tax liabilities:
Intangible assets	(4,951)	(5,032)
Net deferred tax assets	29,480	21,983
Valuation allowance	(29,617)	(22,091)
Net deferred tax liability	$(137)	$(108)

As the ultimate realization of the potential benefits of a portion of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying Consolidated Statements of Operations to offset its pre-tax losses. The valuation allowance against deferred tax assets is $29.6 million and $22.1 million for the years ended March 31, 2021 and 2020, respectively.

Note 19 — Business Segment and Geographic Reporting

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”).

Management has determined that the Company has one operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker (“CODM”) reviews results and allocates resources. The CODM reviews operating segment performance exclusive of: share-based compensation expense, amortization of intangible assets, depreciation, and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and certain other non-cash charges.

Our single operating segment is also consistent with our internal organizational structure, the way we assess operating performance and allocate sources.

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $23.3 million and $23.1 million for the years ended March 31, 2021 and 2020.

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

Note 20 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,423	$-	$-	$2,423
Contingent consideration liability from CPS acquisition	2,513	-	-	2,513
Bifurcated embedded derivative on senior secured convertible notes payable	118	-	-	118
Bifurcated embedded derivative on unsecured convertible note payable	13	-	-	13
	$5,067	$-	$-	$5,067

	March 31, 2020
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Bifurcated embedded derivative on senior secured convertible debentures	$524	$-	$-	$524
Bifurcated embedded derivative on unsecured convertible note payable	141	-	-	141
	$665	$-	$-	$665

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of April 1, 2019	$586
Additions - unsecured convertible note payable	65
Total fair value adjustments reported in earnings	14
Balance as of March 31, 2020	665
Initial measurement of contingent consideration from PodcastOne acquisition on July 1, 2020	1,100
Initial measurement of contingent consideration from CPS acquisition on December 22, 2020	1,654
Initial measurement of embedded derivatives on senior secured convertible notes issued on September 15, 2020	671
Total fair value adjustments reported in earnings	977
Balance as of March 31, 2021	$5,067

Bifurcated embedded derivative on senior secured convertible debentures, senior secured convertible notes payable and unsecured convertible notes payable

The fair value of the bifurcated embedded derivatives on senior secured convertible debentures, senior secured convertible notes payable and unsecured convertible notes was determined using the following significant unobservable inputs:

	March 31,	March 31,
	2021	2020

Bifurcated embedded derivative on senior secured convertible debentures Market yield	-	27.4%
Bifurcated embedded derivative on senior secured convertible notes payable Market yield	17.0%	-
Bifurcated embedded derivative on unsecured convertible note payable Market yield	26.5%	43.9%

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

The Company did not elect the fair value measurement option for the following financial assets and liabilities. The fair values of certain financial instruments and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	March 31, 2021
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Senior secured convertible notes payable, net	13,047	-	-	20,228
Unsecured convertible notes payable related party, net	5,501	-	-	9,216
Unsecured convertible note payable	1,976	-	-	2,167

	March 31, 2020
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Senior secured convertible debentures, net	8,701	-	-	9,254
Unsecured convertible notes payable, net	5,114	-	-	4,451
Unsecured convertible note payable	1,539	-	-	1,338

The fair values of financial assets and liabilities not included in these tables are estimated to be equal to their carrying values as of March 31, 2021 and 2020. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option and carried at amortized cost, were determined using the following significant unobservable inputs:

	Year Ended March 31,
	2021	2020
Senior secured convertible debentures, net (binomial lattice model):
Market yield	-	27.4%

Senior secured convertible notes payable, net (binomial lattice model):
Market yield	17.0%	-

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	23.0%	41.6%

Unsecured convertible note payable (yield model with a Black-Scholes-Merton option pricing model):
Market yield	26.5%	43.9%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at March 31, 2021 and 2020.

The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value. The Company’s debentures and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions detailed above. The senior convertible notes payable and unsecured convertible notes are valued using a binomial lattice model and a yield model with a Black-Scholes-Merton option pricing model, respectively. The Company has estimated the fair value of contingent consideration related to the acquisitions of PodcastOne and CPS based on the number of shares issuable based on the achievement of certain provisions within the purchase agreement, as detailed in Note 4 – Business Combinations, using the quoted price of the Company’s common stock. The inputs used to fair value the contingent consideration on the date of acquisition were also used as of the balance sheet date.

Note 21 — Subsequent Events

Subsequent to March 31, 2021, LiveXLive received notification from its lenders of the Small Business Administration’s Payroll Protection Program (“PPP”) that the balance of the approximately $2.5 million of PPP loans were forgiven. Refer to Note 8 – Notes Payable, for further details.

On April 27, 2021, LiveXLive, Corp., the Company’s wholly owned subsidiary, entered into a binding letter of intent with Modern Drummer Publications, Inc. (“Modern Drummer”) to acquire 100% of the equity interests of Modern Drummer in exchange for consideration comprising of cash and shares of the Company, the number of shares being dependent upon certain closing conditions. The proposed acquisition is subject to approval of the Company’s board of directors along with other customary closing conditions. The acquisition of Modern Drummer is expected to close in July 2021.

On May 26, 2021, the Company entered into a binding letter of intent with Gramophone Media Inc., (“Seller”) to acquire 100% of the equity interests in the Seller in exchange for consideration comprising of cash and shares of the Company, the number of shares being dependent upon certain closing conditions. The terms of the agreement, including the Purchase Price, are subject to approval of the Company’s Board of Directors along with other customary closing conditions. The acquisition of the Seller is expected to close in July 2021.

Effective as of June 7, 2021 (the “Closing Date”), LiveXLive Media, Inc. (the “Company”) entered into a Business Loan Agreement (the “Business Loan Agreement”), with East West Bank (the “Senior Lender”), for revolving credit facility collateralized by all of the assets of the Company and its subsidiaries. The Business Loan Agreement provides for up to $7.0 million in borrowing capacity in the form of a secured first lien revolving credit facility with a maturity date of June 2, 2023 (the “Revolving Credit Facility”). In connection with the Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender in the principal amount of $7,000,000 (the “Promissory Note”). The net proceeds of the borrowings under the Revolving Credit Facility will be used for the Company’s business operations and general working capital.

In connection with the execution of the Revolving Credit Facility, the holders of the Company’s 8.5% Senior Secured Convertible Notes (the “Subordinated Lenders”) in the aggregate principal amount of $15.0 million (the “Subordinated Notes”) agreed to (i) extend the maturity date of the Subordinated Notes to June 3, 2023 and (ii) subordinate their security interest in all of the Company’s assets to the Senior Lender. In consideration of such loan extension and subordination, the Company issued to the Subordinated Lenders an aggregate of 60,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), with piggyback registration rights. The Shares were issued as restricted securities in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended. All other terms of the Subordinated Notes and related transaction documents will remain the same.

In connection with the extension of the Subordinated Notes, Robert S. Ellin, the Company’s CEO, Chairman, director and principal stockholder, agreed to extend the period during which he cannot dispose of any equity securities of the Company owned by him or any entity of which he is the beneficial owner and not to cease to be the beneficial owner of any other equity securities of the Company of which Mr. Ellin is the beneficial owner as of June 3, 2021 until the Subordinated Notes are paid in full (subject to certain exceptions), without the Subordinated Lenders’ prior written consent.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of material weaknesses in internal control over financial reporting, described in Management’s Annual Report on Internal Control Over Financial Reporting below.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2021, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021 due to material weaknesses that existed in our internal controls. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of March 31, 2021, the following material weaknesses existed as of that date, specifically relating to the following control activities:

(i)	our controls related to the preparation of the financial statements were not adequately designed to ensure the accuracy and completeness of amounts and disclosures and the classification between current and noncurrent liabilities, resulting in errors;

(ii)	our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value;

(iii)	our controls were not adequately designed to allow management to identify errors in the accounting for business combinations. Specifically, these deficiencies resulted in errors related to the determination of purchase consideration, the classification of earnouts, and identification of income tax assets and liabilities resulting from business combinations.; and

(iv)	our automated application controls and manual controls relating to revenue and inventory of our recently acquired subsidiary, including the posting of these transactions, sales returns, inventory overhead allocations, and inventory cutoff were not adequately designed, which could have resulted in a material misstatement.

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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Our management, with oversight of the Audit Committee of our Board of Directors has identified and begun to implement several steps to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. During our fiscal year ending March 31, 2022, our management is committed to remediating such material weaknesses through continuing training and hiring of personnel, improving the timeliness of our accounting close process, and continuing to enhance our financial review controls. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until theses material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2021, we continued the process of integrating the operations of PodcastOne and CPS into our control environment. Certain transaction cycles have been migrated to existing processes and controls. We are in the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the fourth quarter of the fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders (our “2021 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of LiveXLive Media, Inc. included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2021 and 2020

●	Consolidated Statements of Operations for the years ended March 31, 2021 and 2020

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the years ended March 31, 2021 and 2020

●	Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.4	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).
4.1	Convertible Promissory Note, dated as of February 5, 2020, between React Presents, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
4.2	Promissory Note, dated as of April 13, 2020, between the Company and MidFirst Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
4.3	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.4	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.5	Promissory Note, dated as of June 2, 2021, issued by the Company to East West Bank (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
4.6*	Description of Securities
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.7†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.8†£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).

10.9†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.10	Amendment, dated as of September 20, 2019, to the Interactive Radio Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.11£	Amendment, dated as of September 27, 2019, to the Amended and Restated Interactive Radio and Music Services Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.12	Membership Interest Purchase Agreement, dated as of February 5, 2020, among the Company, LiveXLive Events, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
10.13	Stock Purchase Agreement, dated as of May 7, 2020, by and among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.14£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).
10.15£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2020).
10.16	Subsidiary Guarantee, dated as of September 15, 2020, made by each of the Guarantors, in favor of the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.17	Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.18	Intellectual Property Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.19	Registration Rights Agreement, dated as of September 15, 2020, among the Company and the Buyer (as defined therein). (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.20*	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, L.P.
10.21*	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, Ltd.
10.22†	Employment Agreement, dated as of November 16, 2020, between the Company and Michael Quartieri (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2020).
10.23	Stock Purchase Agreement, dated as of December 22, 2020, among the Company, Custom Personalization Solutions, Inc., LiveXLive Merchandising, Inc., the persons identified as “Sellers” on the signature pages thereto, and Scott R. Norman, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020).
10.24	Business Loan Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.25	Commercial Security Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.26	Amendment No. 2 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
21.1*	List of subsidiaries of the Company.
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.

£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.

*	Filed herewith.

**	Furnished herewith.

96

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: July 14, 2021	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: July 14, 2021	By:	/s/ Michael Quartieri
	Name:	Michael Quartieri
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer, Chairman and	July 14, 2021
Robert S. Ellin	Director

/s/ Jay Krigsman	Director	July 14, 2021
Jay Krigsman

/s/ Craig Foster	Director	July 14, 2021
Craig Foster

/s/ Maria Garrido	Director	July 14, 2021
Maria Garrido

/s/ Ramin Arani	Director	July 14, 2021
Ramin Arani

/s/ Patrick Wachsberger	Director	July 14, 2021
Patrick Wachsberger

/s/ Kenneth Solomon	Director	July 14, 2021
Kenneth Solomon

/s/ Bridget Baker	Director	July 14, 2021
Bridget Baker

/s/ Kristopher Wright	Director	July 14, 2021
Kristopher Wright