Form 10-Q
period 2021-06-30
LiveXLive Media, Inc.
filed 2021-08-16
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-38249

LIVEXLIVE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverly Dr., Suite #1450 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

(310) 601-2505

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

As of August 13, 2021, there were 78,344,870 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEXLIVE MEDIA, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveXLive Media, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2021	2021
Assets
Current Assets
Cash and cash equivalents	$24,574	$18,635
Restricted cash	135	135
Accounts receivable, net	12,753	10,567
Inventories	2,389	2,568
Prepaid expense and other assets	2,994	3,366
Total Current Assets	42,845	35,271
Property and equipment, net	4,607	4,367
Goodwill	22,920	22,619
Intangible assets, net	21,047	22,468
Other assets	966	1,044
Total Assets	$92,385	$85,769

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$38,277	$32,646
Accrued royalties	12,379	12,349
Notes payable, current portion	416	2,729
Deferred revenue	1,836	1,262
Unsecured convertible notes, net	2,073	1,976
Total Current Liabilities	54,981	50,962
Secured convertible notes, net	12,922	13,047
Unsecured convertible notes, net	5,595	5,501
Senior secured revolving line of credit	6,000	-
Notes payable, net	695	885
Lease liabilities, noncurrent	677	742
Due to Music Partner	2,338	3,937
Other long-term liabilities	2,528	2,422
Deferred income taxes	137	137
Total Liabilities	85,873	77,633

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 77,425,864 and 76,807,898 shares issued and outstanding, respectively	77	77
Additional paid in capital	184,427	178,000
Accumulated deficit	(177,992)	(169,941)
Total stockholders’ equity	6,512	8,136
Total Liabilities and Stockholders’ Equity	$92,385	$85,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2021	2020
Revenue:	$38,767	$10,507

Operating expenses:
Cost of sales	30,940	7,661
Sales and marketing	4,748	1,346
Product development	2,155	2,086
General and administrative	9,377	3,985
Amortization of intangible assets	1,506	1,251
Total operating expenses	48,726	16,329
Loss from operations	(9,959)	(5,822)

Other income (expense):
Interest expense, net	(1,060)	(2,078)
Forgiveness of PPP loans	2,511	-
Other income	459	370
Total other income (expense), net	1,910	(1,708)

Loss before provision for income taxes	(8,049)	(7,530)

Provision for income taxes	2	2
Net loss	$(8,051)	$(7,532)

Net loss per share – basic and diluted	$(0.10)	$(0.13)
Weighted average common shares – basic and diluted	76,982,057	59,166,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	76,807,898	$77	$178,000	$(169,941)	$8,136
Stock-based compensation	416,216	-	5,457	-	5,457
Interest paid in kind	-	-	26	-	26
Purchase price adjustment in connection with CPS acquisition	-	-	301	-	301
Shares issued in connection with Secured Convertible Notes	60,000	-	321	-	321
Shares issued pursuant to restricted stock units	61,290	-	-	-	-
Shares issued upon exercise of stock options	80,460	-	322	-	322
Net loss	-	-	-	(8,051)	(8,051)
Balance as of June 30, 2021	77,425,864	$77	$184,427	$(177,992)	$6,512

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	58,984,382	$59	$120,932	$(128,121)	$(7,130)
Stock-based compensation	559,857	-	3,346	-	3,346
Shares issued pursuant to restricted stock units	31,252	-	-	-	-
Net loss	-	-	-	(7,532)	(7,532)
Balance as of June 30, 2020	59,575,491	$59	$124,278	$(135,653)	$(11,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(8,051)	$(7,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,379	1,974
Interest paid in kind	26	-
Stock-based compensation	5,086	2,882
Amortization of debt discount	371	390
Change in fair value of bifurcated embedded derivatives	(103)	(371)
Change in fair value of contingent consideration liability	(357)	-
Forgiveness of PPP Loans	(2,511)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,187)	144
Prepaid expenses and other current assets	208	(189)
Inventories	179	-
Other assets	91	-
Deferred revenue	574	162
Accounts payable and accrued liabilities	5,127	6,952
Net cash provided by operating activities	832	4,412

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,018)	(705)
Purchases of intangible assets	(85)	-
Net cash used in investing activities	(1,103)	(705)

Cash Flows from Financing Activities:
Repayment of senior secured convertible debentures	-	(1,161)
Payments on capital lease liability	(112)	-
Proceeds from exercise of stock options	322	-
Proceeds from drawdown on senior secured revolving line of credit	6,000	-
Proceeds from notes payable	-	2,143
Net cash provided by financing activities	6,210	982

Net change in cash, cash equivalents and restricted cash	5,939	4,689
Cash, cash equivalents and restricted cash, beginning of period	18,770	12,437
Cash, cash equivalents and restricted cash, end of period	$24,709	$17,126

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$319	$406

Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally-developed software	$94	$58
Fair value of 60,000 shares of common stock issued in connection with Secured Convertible Notes	$321	-
Forgiveness of PPP Loan	$2,511
Common stock issued upon settlement of accounts payable	$-	$734
Fair value of shares issued in connection with CPS acquisition	$301	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveXLive Media, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2021 and 2020

Note 1 — Organization and Basis of Presentation

Organization

LiveXLive Media, Inc. (“LiveXLive”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in Beverly Hills, California. The Company is a global platform for livestream and on-demand audio, video and podcast content in music, comedy and pop culture.

On December 29, 2017, LiveXLive acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveXLive. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the issued and outstanding equity interests of Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”) (see Note 4 – Business Combinations). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired 100% of the issued and outstanding equity interests of Custom Personalization Solutions, Inc. (“CPS”) (see Note 4 – Business Combinations).

Basis of Presentation

The presented financial information includes the financial information and activities of PodcastOne for the three months ended June 30, 2021 (91 days) and for the three months ended June 30, 2020 (0 days). The presented financial information includes the financial information and activities of CPS for the three months ended June 30, 2021 (91 days) and for the three months ended June 30, 2020 (0 days).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2021, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended June 30, 2021. The results for the three months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2022 (“fiscal 2022”). The condensed consolidated balance sheet as of March 31, 2021 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2021 (the “2021 Form 10-K”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2021 Form 10-K.

Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $24.7 million as of June 30, 2021). As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, and incurred a net loss of $8.1 million during the quarter ended June 30, 2021 and had a working capital deficiency of $12.1 million as of June 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a universal shelf Registration Statement on Form S-3 which became effective in February 2019 pursuant to which the Company has the ability to raise up to $150.0 million in cash from the sale of equity, debt and/or other financial instruments, of which $121.5 million is remaining as of the date of this Quarterly Report. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services and may negatively impact its ability to retain key personnel. During the quarter ended June 30, 2021, the Company entered into a $7.0 million secured revolving credit facility (see Note 11 – Secured Revolving Line of Credit ). Management may seek additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. If the Company is unable to obtain sufficient financing when needed, the Company may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

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

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021, other than those included below.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, inventory calculations and reserves, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt and debenture instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. Given the overall uncertainty surrounding the COVID-19 pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long-lived assets that are depreciated or amortized.

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

At June 30, 2021 and 2020, the Company had 3,901,124 and 4,383,334 options outstanding, respectively, 5,836,146 and 5,685,697 restricted stock units outstanding, respectively, 0 and 167,363 warrants outstanding, respectively, and 5,764,719 and 3,995,241 shares of common stock issuable, respectively, underlying the Company’s convertible debt.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the three months ended June 30, 2021 and 2020 (in thousands):

	2021	2020
Cash and cash equivalents	$24,574	$10,391
Restricted cash	135	6,735
Total cash and cash equivalents and restricted cash	$24,709	$17,126

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of June 30, 2021 and March 31, 2021, the Company had restricted cash of $0.1 million and $0.1 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At June 30, 2021, the Company had one customer that made up 19% of the total accounts receivable balance. At March 31, 2021, the Company had two customers that made up 21% and 15% of the total accounts receivable balance, respectively.

The Company’s accounts receivable at June 30, 2021 and March 31, 2021 is as follows (in thousands):

	June 30,	March 31,
	2021	2021
Accounts receivable, gross	$12,948	$10,679
Less: Allowance for doubtful accounts	195	112
Accounts receivable, net	$12,753	$10,567

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

Notes Payable – Paycheck Protection Program (“PPP”) Loans

In response to the COVID-19 pandemic, the PPP was established under the CARES Act and administered by the U.S. Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans provided by local lenders, which supports payroll, rent and utility expenses (“qualified expenses”). If the loan proceeds are fully utilized to pay qualified expenses over the covered period, as further defined by the PPP, the full principal amount of the PPP loan may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization during the covered period as compared to a baseline period. During the quarter ended June 30, 2021, the Company received confirmation from the SBA that $2.5 million in PPP loans (see Note 8 – Notes Payable) were forgiven.

As the loans were forgiven and we were released from being the primary obligor, we recognized income in the amount forgiven in accordance with ASC 470-20. The Company recognized a gain on forgiveness of the PPP loans during the quarter ended June 30, 2021 and is included in Other income (expense) in the accompanying condensed consolidated Statement of Operations.

Adoption of New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15. Intangibles - Goodwill and Other – Internal-Use Software, related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or capitalized based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for capitalization, they must be amortized over the term of the hosting arrangement and assessed for impairment. Companies must disclose the nature of any hosted cloud computing service arrangements. This ASU also provides guidance for balance sheet and income statement presentation of capitalized implementation costs and statement of cash flows presentation for the related payments. This ASU was effective beginning in the first quarter of the Company’s fiscal year 2021. The Company prospectively adopted this guidance in the first quarter of fiscal year 2021. The adoption of this standard did not have, and is not expected to have, a material impact to the condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18 which clarified the interaction between Topic 808 and Topic 606, which makes targeted improvements for collaborative arrangements as follows: (a) clarifies that certain transactions between collaborative arrangement participants are within the scope of ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. (b) adds unit-of-account (i.e., distinct good or service) guidance to ASC 808 to align with the guidance in ASC 606 to determine whether the collaborative arrangement, or a part of the arrangement, is within the scope of ASC 606, and c) specifies that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, if the collaborative arrangement participant is not a customer, an entity is precluded from presenting the transaction together with revenue recognized under ASC 606. The ASU was effective for public business entities for fiscal years ending after December 15, 2019. For all other entities, the ASU was effective for annual reporting periods ending after December 15, 2020. The Company adopted this guidance in the first quarter of fiscal year 2021. The adoption of this standard did not have, and is not expected to have, a material impact to the condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this ASU in the first quarter of fiscal 2022 and has identified no material effect on its financial statements or disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The FASB issued this ASU to address issues identified as a result of the complexity associated with GAAP for certain financial instruments with characteristics of liabilities and equity. Complexity associated with the accounting is a significant contributing factor to numerous financial statement restatements and results in complexity for users attempting to understand the results of applying the current guidance. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. In addition to eliminating certain accounting models, the FASB also decided to enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance on the basis of feedback from financial statement users. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures, as well as the timing of adoption and the application method.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenue
Subscription Services	$9,084	$8,870
Advertising	7,937	251
Merchandising	3,660	-
Sponsorship and Licensing	5,136	1,175
Ticket/Event	12,950	211
Total Revenue	$38,767	$10,507

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

For the three months ended June 30, 2021 and 2020, one customer accounted for 18% and 58% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in contract liabilities balances during the three months ended June 30, 2021 (in thousands):

Contract Liabilities
Balance as of March 31, 2021	$1,262
Revenue recognized that was included in the contract liability at beginning of period	(456)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,030
Balance as of June 30, 2021	$1,836

Note 4 — Business Combinations

PodcastOne

On July 1, 2020, the Company’s wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the equity interests of PodcastOne for net consideration of $16.1 million consisting of 5,363,636 shares of the Company’s common stock with a fair value of $14.6 million net of a 24% discount for lack of marketability described below, contingent consideration with a fair value of $1.1 million and an additional true-up of 203,249 shares during the third quarter of fiscal 2021 valued at $0.4 million, net of a 24% discount for lack of marketability described below, that was issued as part of the final purchase price consideration. The shares of the Company’s common stock were subject to a twelve-month lock-up period and remain subject to sales volume restrictions.

Fair Value of Consideration Transferred:
Common stock	$14,991
Contingent consideration	1,100
Total	$16,091

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. During March 2021, the closing price of the Company’s common stock exceeded $5.00 per share for the requisite five consecutive days. The Company recorded a $0.1 million charge to other income (expense) in the accompanying condensed consolidated statement of operations for the quarter ended June 30, 2021. The contingent consideration liability of $2.5 million is classified within Other Long-term Liabilities in the accompanying condensed consolidated balance sheets at June 30, 2021 (see Note 14 – Other Long-Term Liabilities).

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

The Company agreed to also issue up to approximately 577,000 additional shares of its restricted common stock, classified as contingent consideration, if CPS reports GAAP revenue of $20.0 million and $1.0 million of EBITDA (as defined in the purchase agreement) for its fiscal year ended December 31, 2020. Based on their likelihood of achievement these number of shares reflect management’s current estimate and were valued at $1.7 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. The contingent consideration liability at June 30, 2021 of $2.0 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The Company recorded a $0.5 million benefit to other income (expense) in the accompanying condensed consolidated statement of operations.

The Company further agreed to issue up to approximately 214,000 additional shares of its restricted common stock to the extent CPS’ final working capital as determined by the parties exceeds $4.0 million. These number of shares are based on actual achievement under the terms of the purchase agreement and mutual agreement with the sellers. These additional shares were valued at $0.6 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. Included in the total amount of $0.6 million is a purchase price adjustment of $0.3 million related to the resolution of provisional amounts previously recorded based on estimates, which was accounted for as a purchase price adjustment within the measurement period as an increase to goodwill related to the CPS acquisition. These amounts are included in additional paid in capital in the accompanying condensed consolidated balance sheets.

Note 5 — Property and Equipment

The Company’s property and equipment at June 30, 2021 and March 31, 2021 was as follows (in thousands):

	June 30,	March 31,
	2021	2021
Property and equipment, net
Computer, machinery, and software equipment	$5,334	$5,277
Furniture and fixtures	141	141
Leasehold improvements	531	531
Capitalized internally developed software	11,210	10,154
Total property and equipment	17,216	16,103
Less accumulated depreciation and amortization	(12,609)	(11,736)
Total property and equipment, net	$4,607	$4,367

Depreciation expense was $0.9 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2021 (in thousands):

Goodwill
Balance as of March 31, 2021	$22,619
Acquisitions	-
Impairment losses	-
Purchase price adjustment (See Note 4 – Business Combinations)	301
Balance as of June 30, 2021	$22,920

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the three months ended June 30, 2021 (in thousands):

Tradenames
Balance as of March 31, 2021	$4,637
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2021	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$13,497	$5,784
Intellectual property (patents)	5,366	1,252	4,114
Customer relationships	6,570	5,783	787
Content creator relationships	772	489	283
Domain names	514	41	473
Brand and trade names	2,571	303	2,268
Non-compete agreement	250	118	132
Customer lists	2,903	334	2,569
Total	$38,227	$21,817	$16,410

The Company’s finite-lived intangible assets were as follows as of March 31, 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$12,533	$6,748
Intellectual property (patents)	5,366	1,163	4,203
Customer relationships	6,570	5,652	918
Content creator relationships	772	371	401
Domain names	429	31	398
Brand and trade names	2,571	253	2,318
Non-compete agreement	250	97	153
Customer lists	2,903	211	2,692
Total	$38,142	$20,311	$17,831

The Company’s amortization expense on its finite-lived intangible assets was $1.5 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2022 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2022 (remaining nine months)	$4,505
2023	4,482
2024	1,024
2025	1,058
2026	1,084
Thereafter	4,257
$16,410

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2021 and March 31, 2021 were as follows (in thousands):

	June 30,	March 31,
	2021	2021
Accounts payable	$19,057	$18,541
Accrued liabilities	19,293	13,786
Lease liabilities, current	296	319
	$38,646	$32,646

Note 8 — Notes Payable

	June 30,	March 31,
	2021	2021
Senior promissory note	$355	$351
PPP loan	600	3,110
SBA loan	156	153
	1,111	3,614
Less: Current portion of Notes payable	(416)	(2,729)
Notes payable	$695	$885

Senior Promissory Note

On December 31, 2014, the Company converted accounts payable into a Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or the Company may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by attorneys for the Company prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to September 30, 2016 or such later date as the lender may agree to in writing. In February 2018, the Note holder filed a claim for collection of the Note (see Note 15 – Commitments and Contingencies). In February 2019, as part of a settlement agreement, the parties agreed to the repayment of the Note on or before June 30, 2019. As of the date of this Quarterly Report, the Note has not been extended and is currently past due. In addition, the holder of the Note obtained a judgement against the Company for nonpayment of the Note in the State of Delaware in August 2019 and a judgement lien against the Company in the State of California in the third fiscal quarter ended December 31, 2019. As of June 30, 2021, and March 31, 2021, the balance due under the Note was $0.4 million and $0.4 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively.

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

PPP Loans

In April 2020, the Company received proceeds of $2.0 million from a loan under the Paycheck Protection Program (the “PPP”) of the CARES Act. On April 22, the Company received confirmation from the SBA that the entire balance of such PPP loan was forgiven as a result of the Company’s application and acceptance under the terms of the CARES act. On July 1, 2020, the Company acquired PodcastOne that had previously obtained a PPP loan, which had a balance of $0.5 million as of March 31, 2021. On May 11, 2021, the Company received confirmation from the SBA that the entire balance of such PPP loan was forgiven as a result of the Company’s application and acceptance under the terms of the CARES act.

The Company recognized a $2.5 million gain on forgiveness of PPP loans, included in other income (expense) in the accompanying condensed consolidated statement of operations as a result of the balance of PPP loans forgiven during the quarter. We have not accrued any liability associated with the risk of an adverse SBA review.

On March 20, 2021, the Company received proceeds of $0.6 million from a second loan (the “PPP loan”) under the PPP of the CARES Act, which the Company intends to use to retain employees and for other qualifying expenses. The PPP Loan matures on March 20, 2026 and bears annual interest at a rate of 1.0%. Commencing on March 31, 2022, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by March 20, 2026 any principal amount outstanding on the PPP Loan as of such date. All or a portion of this loan may be forgiven by the SBA upon application by the Company before the maturity date of the loan and upon documentation of expenditures in accordance with the SBA requirements. In the event the loans, or any portion thereof, are forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

Note 9 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at June 30, 2021 and March 31, 2021 were as follows (in thousands):

	June 30, 2021	March 31, 2021
Unsecured Convertible Notes - Related Party
7.5% Unsecured Convertible Note - Due May 31, 2022	$4,473	$4,397
7.5% Unsecured Convertible Notes - Due May 31, 2022	1,122	1,104
Less: Discount	-	-
Net	5,595	5,501

Unsecured Convertible Promissory Note	$2,000	$2,000
Accrued Interest	230	186
Less: Discount	(158)	(223)
Fair Value of Embedded Derivatives	1	13
Net	2,073	1,976
Unsecured Convertible Notes, Net	7,668	7,477
Less: Unsecured Convertible Notes, Current	(2,073)	(1,976)
Unsecured Convertible Notes, Net, Long-term	$5,595	$5,501

Total principal maturities of the Company’s long-term borrowings, including the senior secured convertible debentures, unsecured convertible notes, and notes payable are $2.5 million for the year ending March 31, 2022 (remaining nine months), $4.7 million for the year ending March 31, 2023, and $15.1 million for the year ending March 31, 2024. For the year ended March 31, 2025 and thereafter, the total principal maturities of $0.4 million consist of obligations to repay the PPP and SBA loans.

Unsecured Convertible Notes – Related Party

As of June 30, 2021 and March 31, 2021, the Company had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as follows below. The Trinad Notes are convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2019 and further extended to May 31, 2021 (as discussed below). At June 30, 2021, the balance due of $4.5 million, which included $0.9 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2021, the balance due of $4.4 million, which included $1.0 million of accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $1.1 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2019 and further extended to May 31, 2022 (as discussed below). As of June 30, 2021, $0.2 million of accrued interest was included in the principal balance.

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

At June 30, 2021, the Company performed a fair value analysis using a binomial lattice calculation on the derivative instruments using the following assumptions: Coupon Rate: 8.0%, Term: 0.6 years, Volatility: 85.2%, Market Rate: 5.1% and Probability of Default: 7.1%. The Company determined that as of the assessment date, the fair value is $0.1 million. The change in fair value of less than $0.1 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the three months ended June 30, 2021.

Note 10 — Secured Convertible Notes

The Company’s senior secured convertible notes at June 30, 2021 and March 31, 2021 were as follows (in thousands):

	June 30, 2021	March 31, 2021
Secured Convertible Notes	$15,000	$15,000
Accrued interest	319	319
Fair value of embedded derivatives	30	118
Less: Discount	(2,108)	(2,071)
Net	13,241	13,366
Less: Current Portion, accrued interest	(319)	(319)
Secured Convertible Notes, long-term	$12,922	$13,047

On September 15, 2020 (the “Closing Date”), the Company issued two-year senior secured convertible notes in the aggregate principal amount of $15.0 million (the “Harvest Notes”) to Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners, Ltd. (collectively, the “Purchaser”). The Purchaser are funds affiliated with No Street Capital, a San Francisco-based investment firm.

The Harvest Notes mature on the second anniversary of the Closing Date, accrue interest at 8.5% per year with interest is payable quarterly in cash in arrears, and are convertible into shares of the Company’s common stock at a conversion price of $4.50 per share at the applicable Purchaser’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). The Company does not have the right to prepay any or all of the Harvest Notes prior to their maturity.

The current portion of accrued interest related to the Harvest Notes is included in Accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company’s obligations under the Harvest Notes may be accelerated upon the occurrence of certain customary events of default (as defined in the Senior Notes) and are guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), entered into by all of the Company’s subsidiaries (the “Guarantors”) in favor of the Purchaser. The Company’s obligations under the Harvest Notes and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement, dated as of the Closing Date (the “Security Agreement”), and an Intellectual Property Security Agreement, dated as of the Closing Date (the “IP Security Agreement”), by a lien on all of the Company’s and the Guarantors’ assets and intellectual property, subject to certain exceptions. The Harvest Notes require the Company to maintain aggregate cash deposits of $10.0 million until the Harvest Notes are paid in full. In May 2021 and in connection with the Company entering into a $7 million secured revolving credit facility, the holders of the Harvest Notes subordinated their security interest and extended the maturity date of the notes to June 3, 2023. In consideration of the above, the Company issued 60,000 shares of its common stock to the Purchaser.

The Company evaluated this agreement and it was required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. As a result, the Company recorded the shares of common stock issued to the Purchaser as an increase to Additional Paid In Capital and a corresponding debt discount included in Secured Convertible Notes, net in the accompanying condensed consolidated balance sheets.

The Company and the Purchaser also entered into a Registration Rights Agreement, dated as of the Closing Date (the “RRA”), which granted the Assignees “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon the conversion of the Notes and the Shares (collectively, the “Registrable Securities”) with the SEC for resale or other disposition. Pursuant to the RRA, the Company was required to file with the SEC a resale Registration Statement on Form S-3 (or another suitable form) as soon as reasonably practical after the Closing Date, but in any event within 30 days after the Closing Date (the “Filing Date”), and have such Registration Statement be declared effective by the SEC on the date (the “Effectiveness Date”) which is the earlier of (i)(x) in the event that the initial Registration Statement is not subject to a full review by the SEC, 45 calendar days after the Filing Date, or (y) in the event that such initial Registration Statement is subject to a full review by the SEC, 90 calendar days after the Filing Date, and (ii) the fifth Business Day after the date the Company is notified by the SEC that such initial Registration Statement will not be reviewed or will not be subject to further review. Upon the occurrence of certain events (each an “Event”), the Company will be required to pay liquidated damages in cash to each of the Assignees in the amount of 2.0% of the purchase price of the Notes paid by such Assignee upon the date of the Event and then monthly thereafter until the Event is cured. In no event shall the aggregate amount of liquidated damages payable to each of the Assignees exceed in the aggregate 15% of the purchase price of the Notes paid by such Assignee. We filed such resale Registration Statement on Form S-3 on October 14, 2020, and it was declared effective by the SEC on October 21, 2020. The Company also agreed to keep the initial Registration Statement continuously effective until the earliest to occur of (i) the date on which all of the Registrable Securities registered thereunder have been sold and (ii) the date on which all of the Registrable Securities covered by such Registration Statement may be sold without volume restriction pursuant to Rule 144 under the Securities Act.

In connection with the SPA, and the Senior Notes subsequent extension, Robert S. Ellin, the Company’s CEO, Chairman, director and principal stockholder, agreed not to dispose of any equity securities of the Company owned by Mr. Ellin or any entity of which he is the beneficial owner and not to cease to be the beneficial owner of any other equity securities of the Company of which Mr. Ellin is the beneficial owner as of June 3, 2021 until the Senior Notes are paid in full (subject to certain customary exceptions), without the Purchaser’s prior written consent.

The Senior Notes and the Shares were issued in private placement transaction that was not registered under the Securities Act, in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Note 11 — Senior Secured Revolving Line of Credit

On June 7, 2021, the Company entered into a Business Loan Agreement with East West Bank (the “Senior Lender”), which provides for a revolving credit facility collateralized by all of the assets of the Company and its subsidiaries. In connection with the Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023. Under the terms of the Promissory Note, the Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 0.5%. The interest rate for the quarter ended June 30, 2021 was 3.75%.

During June 2021, the Company drew down on the Revolving Credit Facility in aggregate advance amounts of $6.0 million. The principal balance under the Revolving Credit Facility as of June 30, 2021 was $6.0 million.

Note 12 — Related Party Transactions

As of June 30, 2021 and March 31, 2021, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 9 – Unsecured Convertible Notes.

Note 13 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of 1 year, expiring in fiscal year 2022. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, expiring June 30, 2024.

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense for these leases totaled less than $0.1 million for the three months ended June 30, 2021. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.2 million during the three months ended June 30, 2021.

Operating lease costs for the three months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Year Ended June 30,	Year Ended June 30,
	2021	2020
Fixed rent cost	$228	23
Short term lease cost	68	88
Total operating lease cost	$296	111

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	June 30, 2021	March 31, 2021
Operating lease right-of-use assets	$966	1,057

Operating lease liability, current	$296	319
Operating lease liability, noncurrent	677	742
Total operating lease liabilities	$973	1,061

The operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the accompanying condensed consolidated balance sheets.

Maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

For Years Ending March 31,
2022 (remaining nine months)	286
2023	358
2024	320
2025	93
Total lease payments	1,057
Less: imputed interest	(84)
Present value of operating lease liabilities	$973

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

	June 30, 2021	March 31, 2021
Due to Music Partner	$2,338	$3,937
Other long-term liabilities	2,528	2,422

The amount included in Other long-term liabilities is comprised of a contingent consideration liability resulting from the business combination with PodcastOne (Note 4 - Business Combinations) and is carried at fair value (see Note 19 - Fair Value Measurements).

Note 15 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees and require that the Company makes upfront minimum guarantee payments. As of June 30, 2021, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.8 million for the fiscal year ending March 31, 2022 (remaining nine months), $0.4 million for the fiscal year ending March 31, 2023, and $0.3 million for the fiscal year ending March 31, 2024. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of June 30, 2021, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $6.8 million for the fiscal year ending March 31, 2022 (remaining nine months), $6.5 million for the fiscal year ending March 31, 2023, and $5.7 million for the fiscal year ending March 31, 2024.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of June 30, 2021, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Legal Proceedings

In March 2018, Manatt Phelps& Phillips, LLP (“Manatt”) served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, the Company filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that the Company would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by the Company to the plaintiff related to this settlement. At June 30, 2021 the promissory note has not been paid and is currently past due. Refer to Note 8 – Notes Payable where the related amounts are disclosed.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until the Company’s fiscal year ending March 31, 2022 (unless further delayed as a result of the COVID-19 pandemic). In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. As of March 31, 2021, all of plaintiffs’ claims other than fraudulent inducement and breach of the employment agreement were dismissed or addressed by the parties or the court. While a trial date has not yet been set, the Company expects to commence trial sometime during the fiscal year ended March 31, 2022. The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to the remaining claims. As of June 30, 2021, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

In July 2021, Simply Greatness Productions, LLC (“SGP”) served the Company with a complaint filed on July 21, 2021 in the Superior Court of the State of California County of Los Angeles against the Company and Paul Cazers. The complaint seeks damages for an alleged breach of contract by the Company and an alleged breach of contract by Mr. Cazers related to the “Social Gloves: Battle of the Platforms” boxing event (the “Event”), alleges that the Company fraudulently induced SGP to commit to an oversize production budget based upon the Company’s knowing or negligent misrepresentation as to the anticipated pay-per-view sales for the Event, and seeks an accounting on the performance of the Event. The Company intends to vigorously defend itself against any liability to the plaintiffs with respect to the claims.

On July 22, 2021, the Company filed its complaint against SGP, Austin McBroom, Catherine Paiz McBroom and Allen McBroom in the Superior Court of the State of California County of Los Angeles. The complaint arises from defamatory statements the defendants made following the Event claiming that the Company lied about the ticket sales. SGP’s financial auditor has validated the Company’s representations. In addition, the complaint alleges a breach of contract based on SGP’s willful failure to collaborate with the Company on marketing the Event resulting in poor ticket sales which, in turn, meant reduced fees to the Company. The complaint further alleges fraud and intentional interference with prospective economic advantage. The Company is asking the court to award no less than $100 million in damages.

During each of the quarters ended June 30, 2021 and 2020, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0.1 million and $0, respectively. During the quarters ended June 30, 2021 and 2020, the full amounts were expensed and included in general and administrative expenses.

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

Note 16 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three month periods ended June 30, 2021 and 2020.

Note 17 — Stockholders’ Deficit

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

The Company incurred $0.4 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost of $0.2 million is expected to be recorded over the next year as the shares vest.

During the three months ended June 30, 2020, the Company incurred $0.5 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued.

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

2016 Equity Incentive Plan

The Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 12,600,000 shares of the Company’s common stock for issuance. On September 17, 2020, our stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares increasing the total up to 17,600,000 shares, which plan we formally increased on June 29, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company recognized share-based compensation expense of $5.1 million and $2.9 million during the quarters ended June 30, 2021 and 2020, respectively. The total tax benefit recognized related to share-based compensation expense was $0 for the quarters ended June 30, 2021 and 2020.

Note 18 — Business Segment and Geographic Reporting

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

The Company’s single operating segment is also consistent with our internal organizational structure, the way we assess operating performance and allocate sources.

Customers

The Company has two external customers that accounts for more than 10% of its revenue during the three months ended June 30, 2021 and 2020. Such customers are an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles and a production customer in connection with the June 2021 Social Gloves event. In the three months ended June 30, 2021 and 2020, total revenue from the OEM was $6.9 million and $6.1 million, respectively. In the three months ended June 30, 2021 and 2020, total revenue from the production customer was $6.4 million and $0, respectively.

Geographic Information

The Company operates as an internet live music streaming platform based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 19 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,528	$-	$-	$2,528
Contingent consideration liability from CPS acquisition	2,048	-	-	2,048
Bifurcated embedded derivative on secured convertible notes payable	30	-	-	30
Bifurcated embedded derivative on unsecured convertible note payable	1	-	-	1

	March 31, 2021
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,423	$-	$-	$2,423
Contingent consideration liability from CPS acquisition	2,513	-	-	2,513
Bifurcated embedded derivative on senior secured convertible debentures	118	-	-	118
Bifurcated embedded derivative on unsecured convertible note payable	13	-	-	13

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2021	$5,067
Change in fair value of bifurcated embedded derivatives, reported in earnings	(100)
Change in fair value of contingent consideration liabilities, reported in earnings	(360)
Balance as of June 30, 2021	$4,607

The following table presents a reconciliation of the Company’s derivative instruments for the three-month period ended June 30, 2020 (in thousands):

Amount
Balance as of March 31, 2020	$665
Total fair value adjustments reported in earnings	(371)
Balance as of June 30, 2020	$294

Bifurcated embedded derivative on senior secured convertible notes payable and unsecured convertible notes payable

The fair value of the bifurcated embedded derivatives on senior secured convertible notes payable and unsecured convertible notes payable was determined using the following significant unobservable inputs:

	June 30,	March 31,
	2021	2021
Bifurcated embedded derivative on secured convertible notes payable:
Market yield	4.6%	17.0%

Bifurcated embedded derivative on unsecured convertible note payable:
Market yield	5.1%	26.5%

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is less than $0.1 million. The change in fair value of $0.1 million is recorded in other income (expense) on the Company’s condensed consolidated statements of operations for the three-month period ended June 30, 2021.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	June 30, 2021
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Senior secured convertible notes payable, net	$12,922	$-	$-	$23,976
Unsecured convertible notes payable related party, net	5,595	-	-	10,146
Unsecured convertible note payable	2,073	-	-	2,339

	March 31, 2021
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Senior secured convertible notes payable, net	$13,047	$-	$-	$20,228
Unsecured convertible notes payable related party, net	5,501	-	-	9,216
Unsecured convertible note payable	1,976	-	-	2,167

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of June 30, 2021 and March 31, 2021. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	June 30,	March 31,
	2021	2021
Senior secured convertible notes payable, net (binomial lattice model):
Market yield	4.6%	17.0%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	4.7%	23.0%

Unsecured convertible note payable (yield model with a Black-Scholes-Merton option pricing model):
Market yield	5.1%	26.5%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of June 30, 2021 and March 31, 2021.

The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value. The Company’s debentures and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions detailed above. The senior convertible notes payable and unsecured convertible notes are valued using a binomial lattice model and a yield model with a Black-Scholes-Merton option pricing model, respectively. The Company has estimated the fair value of contingent consideration related to the acquisitions of PodcastOne and CPS based on the number of shares issuable based on the achievement of certain provisions within the purchase agreement, as detailed in Note 4 – Business Combinations, using the quoted price of the Company’s common stock on the balance sheet date.

Note 20 — Subsequent Events

On August 11, 2021, the Company entered into an Amendment of the Notes Agreement with Trinad Capital pursuant to which the maturity date of all of the Company’s Unsecured Convertible Notes issued to Trinad Capital was extended to May 31, 2023, and in consideration of such extension, the Company issued to Trinad Capital 33,654 shares of its common stock. As a result, the Company determined that the amendment should be accounted for as a recognized subsequent event under ASC 470-10-45-14, and have accordingly classified the Unsecured Convertible Notes as non-current in the accompanying condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveXLive,” the “Company,” “we,” “our” or “us” and similar terms include LiveXLive Media, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2021, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate announced acquisition and/or financing transactions, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the proposed transaction will not occur; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid subscribers; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including LiveXLive App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturing or to repurchase the convertible nets upon a fundamental chance or at specific repurchase dates; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our credit agreement; the effects of the global COVID-19 pandemic; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2021 (the “2021 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended June 30, 2021 and 2020, we reported revenue of $38.8 million and $10.5 million, respectively. For the three months ended June 30, 2021 and 2020, two customers accounted for over 10% of our consolidated revenues. Such customers are an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles and a production customer in connection with the Social Gloves event. In the three months ended June 30, 2021 and 2020, total revenue from the OEM was $6.9 million and $6.1 million, respectively. In the three months ended June 30, 2021 and 2020, total revenue from the production customer was $5.1 million and $0 million, respectively.

Key Corporate Developments for the Quarter Ended June 30, 2021

During the quarter ended June 30, 2021, we successfully livestreamed 33 live events with 96 artists livestreamed and 174 hours of live programming, including the live event we produced and livestreamed, Social Gloves: Battle of the Platforms, which itself generated over 15.6  million live views.

We ended the June 30, 2021 quarter with approximately 1,162,000 paid subscribers on our music platform, up from approximately 878,000 at June 30, 2020, representing 32% annual growth.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

For the three months ended June 30, 2020, we derived 84% of our revenue from paid customers’ subscriptions and the remainder from advertising, ticketing, sponsorship and licensing. During our fiscal year ended March 31, 2021, we (i) acquired PodcastOne (effective July 1, 2020) and CPS (effective December 22, 2020), (ii) accelerated the number of live events digitally live streamed across our platform, (iii) increased our sponsorship revenue from live events when compared to prior fiscal years and (iv) successfully launched our PPV platform, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the three months ended June 30, 2021 was comprised of 23% from paid customers’ subscriptions, 220% from advertising (which includes PodcastOne), 9% from merchandise (which includes CPS), 33% from ticketing and events, and 16% from sponsorship and licensing. Conversely, the COVID-19 pandemic adversely impacted our on-premise live events, concerts and festivals through React Presents and our programmatic advertising as more fully discussed below. As the impact of COVID-19 eases around the world and related government actions are relaxed in the markets in which we operate, we expect to gradually increase our production of on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term.

We believe there is substantial near and long-term value in our live music content. We believe the monetary value of broadcasting live music will follow a similar evolution to live sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As a thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During the three months ended June 30, 2021, we livestreamed 33  major festivals and live music events compared to 51 during the three months ended June 30, 2020. With the acceleration in livestreamed events, we also experienced increases in monetization of these events from paid sponsorships and pay per view ticket purchases. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers, and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

With the acceleration of our live events, we have also begun to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. We have entered into distribution relationships with a variety of platforms, including Roku, AppleTV, Amazon Fire, liner OTT platforms such as STIRR, Sling and XUMO. As we continue to have more distribution channels, rights and viewership and expand our original programming capabilities, we believe there is a substantial opportunity to increase our brand, advertising, viewership and subscription capabilities and corresponding revenue, domestically and globally.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2022, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our subscriber base in a cost effective manner, continue to develop and deploy quality and innovative new music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television, OTT and social channels, deploying new services for our subscribers, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne and CPS are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ended March 31, 2022, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

As our platform matures, we also expect our contribution margins* and Adjusted Operating Loss* to improve in the near and long term, which are Non-GAAP measures as defined in section following below titled, “Non-GAAP Measures”. Historically, our live events business has not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative contribution margins* and operating losses. Beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Historically, we produced and digitally distributed the live music performances of many of these large global music events to fans all around the world. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital distribution). In April 2020, we also launched our first all-digital music festival, Music Lives, which aired continuously for over 48 straight hours, with nearly 100 artists and generated over 50 million livestreams and over 6.5 billion video views of the of hashtag #musiclives across TikTok. Music Lives was simulcast across our platform and on TikTok’s platform, who also sponsored the event. In March 2021, we held our second annual Music Lives festival, which featured 130 artists performing over 72 continuous hours generating nearly 28 million livestreams. In June 2021, we produced and livestreamed Social Gloves: Battle of the Platforms, a multifaced event featuring top social influencers from TikTok and You Tube in boxing matches and musical performances from DJ Khaled, Lil Baby, Migos, and Trippie Red, among others.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the three months ended June 30, 2021 and 2020, all material amounts of our revenue were derived from customers located in the United. We have two external customers that account for more than 10% of its revenue during the three months ended June 30, 2021 and 2020. Such customers are an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles and a production customer in connection with the June 2021 Social Gloves event. In the three months ended June 30, 2021 and 2020, total revenue from the OEM was $6.9 million and $6.1 million, respectively. In the three months ended June 30, 2021 and 2020, total revenue from the production customer was $6.4 million and $0, respectively.

This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond June 30, 2021 could cause our revenue to fluctuate significantly. Moreover, and with the addition of PodcastOne and CPS in July and December 2020, respectively, the percentage of this customer revenue concentration decreased substantially and this trend is expected to continue in the future. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the three months ended June 30, 2020, it did adversely impact parts of our business, namely our live events and programmatic advertising. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume, and as a result, the COVID-19 pandemic had an adverse impact on on-premise live music festivals, concerts and events. Major global music festivals have been postponed until 2021 or indefinitely. With our acquisition of React Presents in February 2020, we were unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021 and the three months ended June 30, 2021, including our flagship live event Spring Awakening festival, which is typically annually produced in June. In January 2021, we announced our first-ever expansion of Spring Awakening music festival (“SAMF”) outside of Chicago with its first edition of “Spring Awakening Excursions” Cancun Awakening music festival which is a live event that was scheduled from April 28 to May 2, 2021. However, further outbreaks of COVID-19 have caused the postponement of this event. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused a subset of our legacy advertising mix and demand to decline and as a result, overall advertising cost per thousand impressions/rates across our platform were subsequently reduced. Further, as of the date of this Quarterly Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become regularly available to us. Conversely, while the economic and health conditions in the United States and across the globe have changed rapidly since the end of our fiscal year ended March 31, 2020, we are presently experiencing growth in certain parts of our core business, including (i) growth in the number of live music events produced digitally and livestreamed during fiscal year ended March 31, 2021 (146 live events) as compared to fiscal year March 31, 2020 (42 live events), (ii) improvement in the monetization of these digital livestreams, which exceeded prior fiscal year by over 1,188% and (iii) new growth opportunities across our music platform, including podcasts, vodcasts, merchandising and PPV. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, our largest customer was ordered to keep its main U.S. factory closed for a substantial amount of time during the quarter ended June 30, 2020.

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

Reconciliation of Adjusted Operating Loss

Adjusted Operating Income (“AOI”) and Adjusted Operating Loss (“AOL”) is a non-GAAP financial measure that we define as operating income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) depreciation and amortization (including goodwill impairment, if any), and (f) certain stock-based compensation expense. We use AOI/(AOL) to evaluate the performance of our operating segment. We believe that information about AOI/(AOL) assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI/(AOL) is not calculated or presented in accordance with GAAP. A limitation of the use of AOI/(AOL) as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI/(AOL) should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI/(AOL) as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOI and AOL to Operating Income (loss), the most comparable GAAP financial measure (in thousands):

	Contribution Margin	Loss from Operations	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs(1)	Other Non- Operating Costs(2)	Adjusted Operating Income (Loss)
Three Months Ended June 30, 2021
Operations	$7,827	$(3,555)	$2,371	$2,144	$237	$-	$1,197
Corporate	-	(6,404)	8	2,942	505	-	(2,949)
Total	$7,827	$(9,959)	$2,379	$5,086	$742	$-	$(1,752)

Three Months Ended June 30, 2020
Operations	$2,846	$(2,465)	$1,974	$1,351	$-	$254	$1,114
Corporate	-	(3,357)	-	1,531	290	367	(1,169)
Total	$2,846	$(5,822)	$1,974	$2,882	$290	$621	$(55)

Consolidated Results of Operations

Three Months Ended June 30, 2021, as compared to Three Months Ended June 30, 2020

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenue:	$38,767	$10,507

Operating expenses:
Cost of sales	30,940	7,661
Sales and marketing	4,748	1,346
Product development	2,155	2,086
General and administrative	9,377	3,985
Amortization of intangible assets	1,506	1,251
Total operating expenses	42,337	16,329
Loss from operations	(9,959)	(5,822)

Other income (expense):
Interest expense, net	(1,060)	(2,078)
Forgiveness of PPP loans	2,511	-
Other income	459	370
Total other income (expense), net	1,910	(1,708)

Loss before provision for income taxes	(8,049)	(7,530)

Provision for income taxes	2	2
Net loss	$(8,051)	$(7,532)

Net loss per share – basic and diluted	$(0.12)	$(0.13)
Weighted average common shares – basic and diluted	69,040,055	59,166,271

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Depreciation expense
Cost of sales	$11	$-	-%
Sales and marketing	32	58	-45%
Product development	599	607	-1%
General and administrative	231	58	298%
Total depreciation expense	$873	$723	21%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Stock-based compensation expense
Cost of sales	$303	$50	506%
Sales and marketing	1,453	612	137%
Product development	159	441	-64%
General and administrative	3,171	1,779	78%
Total stock-based compensation expense	$5,086	$2,882	76%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,
	2021	2020
Revenue	100%	100%
Operating expenses
Cost of sales	80%	73%
Sales and marketing	12%	13%
Product development	6%	20%
General and administrative	24%	38%
Amortization of intangible assets	4%	12%
Total operating expenses	126%	155%
Loss from operations	-26%	-55%
Other income (expense), net	5%	-16%
Loss before income taxes	-21%	-72%
Income tax provision	0%	0%
Net loss	-21%	-72%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Subscription services	$9,084	$8,870	2%
Advertising	7,937	251	3,062%
Merchandising	3,660	-	-%
Sponsorship and licensing	5,136	1,175	337%
Ticket/Event	12,950	211	6,037%
Total Revenue	$38,767	$10,507	269%

Subscription Revenue

Subscription revenue increased $0.2 million, or 2%, to $9.1 million for the three months ended June 30, 2021, as compared to $8.9 million for the months ended June 30, 2020. The increase was primarily as a result of subscriber growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased $7.6 million, or 3,062%, to $7.9 million for the three months ended June 30, 2021, as compared to $0.3 million for the three months ended June 30, 2020, which is primarily attributable to the acquisition of PodcastOne.

Merchandising

Merchandising revenue increased to $3.7 million from $0 for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 due to the acquisition of CPS.

Sponsorship and Licensing

Sponsorship and licensing revenue increased $3.9 million, or 337%, to $5.1 million for the three months ended June 30, 2021, as compared to $1.2 million for the three months ended June 30, 2020. The increase was primarily due to the sponsorship and licensing revenues earned related to the Social Gloves event held during the three months ended June 30, 2021 with no comparable event held during the prior year comparable period.

Ticket/Event

Ticket/Event revenue increased $12.7 million, or 6,037%, to $12.9 million for the three months ended June 30, 2021, as compared to $0.2 million for the three months ended June 30, 2020, driven by PPV ticket fees and production revenues earned related to the Social Gloves event held during the quarter.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Subscription	$6,456	5,201	24%
Advertising	9,429	2,064	261%
Production and Ticketing	12,541	396	1,951%
Merchandising	2,514	-	-%
Total Cost of Sales	$30,940	$7,661	220%

Subscription

Subscription cost of sales increased $1.3 million, or 24%, to $6.5 million for the three months ended June 30, 2021, as compared to $5.2 million for the three months ended June 30, 2020. The increase was in line with the higher subscription revenues noted above, in addition to increased costs during the quarter resulting from a settlement with a music provider.

Advertising

Advertising cost of sales increased $7.3 million, or 357%, to $9.4 million for the three months ended June 30, 2021, as compared to $2.1 million for the three months ended June 30, 2020. The increase was primarily due to the acquisition of PodcastOne, which significantly increased our Advertising revenues and is in line with our increase in related costs.

Production and Ticketing

Production cost of sales increased $12.1 million, or 3,070%, to $12.5 million for the three months ended June 30, 2021, as compared to $0.4 million for the three months ended June 30, 2020. The increase was primarily due to production costs of approximately $6.2 million related to the Social Gloves event held during the quarter.

Merchandising

Merchandising cost of sales increased to $2.5 million from $0 for the three months ended June 30, 2021 due to the acquisition of CPS.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Sales and marketing expenses	$4,748	$1,346	253%
Product development	2,155	2,086	3%
General and administrative	9,377	3,985	135%
Amortization of intangible assets	1,506	1,251	20%
Total Other Operating Expenses	$17,786	$8,668	105%

Sales and Marketing Expenses

Sales and Marketing expenses increased $3.4 million, or 253%, to $4.7 million for the three months ended June 30, 2021, as compared to $1.3 million for the three months ended June 30, 2020, primarily driven by increased PodcastOne marketing of $1.1 million and CPS marketing of $0.4 million which were both acquired subsequent to June 30, 2020, in addition to increased stock-based compensation of $0.7 million as a result of timing of vesting of awards and salaries and benefits of $0.5 million due to increased headcount.

Product Development

Product development expenses increased $0.1 million, or 3%, to $2.2 million for the three months ended June 30, 2021, as compared to $2.1 million for the three months ended June 30, 2020, partially driven by temporary salary reductions during the three months ended June 30, 2020 of approximately $0.2 million which were not in effect in the current year.

General and Administrative

General and administrative expenses increased $5.4 million, or 135%, to $9.4 million for the three months ended June 30, 2021, as compared to $4.0 million for the three months ended June 30, 2020, largely due to an increase in share-based compensation of $1.6 million and salaries and benefits of $2.0 million, partially driven by temporary salary reductions during the three months ended June 30, 2020 of approximately $0.2 million which were not in effect in the current year.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.2 million, or 20%, to $1.5 million for the three months ended June 30, 2021, as compared to $1.3 million for the three months ended June 30, 2020, largely due to intangible assets acquired in the acquisitions of PodcastOne and CPS.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Total other income (expense), net	$1,910	$(1,708)	-212%

Total other income (expense) increased $3.6 million, or 212%, to $1.9 million income for the three months ended June 30, 2021, as compared to $1.7 million expense for the three months ended June 30, 2020. The increase is primarily driven by the $2.5 million gain on forgiveness of the Company’s PPP loans during the quarter ended June 30, 2021. Additionally, the increase is a result of lower interest expense primarily driven by the interest rate on the Secured Convertible Notes of 8.5% during the quarter ended June 30, 2021, when compared to the interest rate on the Senior Secured Debentures of 12.5% which were outstanding during the quarter ended June 30, 2020.

Business Segment Results

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Revenue	$38,767	$10,507	269%

Cost of Sales	30,940	7,661	304%
Sales & Marketing, Product Development and G&A	9,876	4,060	143%
Intangible Asset Amortization	1,506	1,251	20%
Operating Loss	(3,555)	(2,465)	44%
Operating Margin	-11%	-23%	-%
AOI*	$1,197	$1,114	7%
AOI Margin*	4%	11%	-%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI.

Revenue

Revenue increased $28.3 million, or 269%, during the three months ended June 30, 2021, as compared to $10.5 million for the three months ended June 30, 2020, primarily due to the inclusion of PodcastOne advertising revenue which contributed $7.6 million, the inclusion of CPS merchandising revenue which contributed $3.7 million and an increase of $12.7 million in ticket and event revenue primarily due to PPV ticket fees and production revenues earned related to the Social Gloves event held during the quarter. The increase was further driven by an increase of $3.9 million in sponsorship and licensing revenue.

Operating Loss

Operating loss increased $1.1 million, or 44%, to $3.6 million for the three months ended June 30, 2021, as compared to $2.5 million for the three months ended June 30, 2020, as a result of the increase in Sales & Marketing, Product Development and G&A of $5.8 million due to increased marketing spend related to live events in addition to increased advertising costs associated with the acquisition of PodcastOne and an increase of intangible asset amortization of $0.3 million largely due to intangible assets acquired in the acquisitions of PodcastOne and CPS. These increased costs were partially driven by temporary salary reductions during the three months ended June 30, 2020 of approximately $0.2 million which were not in effect in the current year. These increased costs were partially offset by a $5.0 million increase in contribution margin as a result of the acquisition of PodcastOne and CPS in addition to the increases in revenues described above.

Adjusted Operating Income

Operations Adjusted Operating Income increased by $0.1 million, or 9%, to $1.2 million for the three months ended June 30, 2021, as compared to $1.1 million for the three months ended June 30, 2020. This was largely due to the increased contribution margin and partially offset by higher operating expenses, described above.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Sales & Marketing, Product Development, and G&A	$6,404	$3,357	91%
Operating Loss	$(6,404)	$(3,357)	91%
Operating Margin	N/A	N/A	-%
AOL*	$(2,949)	$(1,169)	152%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss

Operating loss increased $3.0 million, or 91%, to $6.4 million for the three months ended June 30, 2021, as compared to $3.4 million for the three months ended June 30, 2020 largely due to the addition of corporate personnel and increased stock-based compensation, as well as one-time personnel costs largely due to COVID-19 cost reduction initiatives instituted during the quarter ended June 30, 2020 which were not in effect in the current year.

Adjusted Operating Loss

Corporate AOL increased $1.7 million, or 152%, to $2.9 million for the three months ended June 30, 2021, as compared to $1.2 million for three months ended June 30, 2020. The increase was largely due to the increased operating loss described above, offset by higher stock-based compensation of $1.4 million which is an add back to Operating Loss to arrive at Adjusted Operating Loss.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2021, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $24.7 million, which primarily are invested in cash in banking institutions in the U.S. In April 2020, we received approximately $2.0 million under the U.S. Government’s Paycheck Protection Plan (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was subsequently forgiven in April 2021. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, public offerings, bank debt financing in fiscal year 2018 and the Debentures financing in June 2018 and February 2019. In June 2021 we entered into a Revolving Credit Facility (See Note 11 – Revolving Credit Facility to our condensed consolidated financial statements) and drew down aggregate advance amounts of $6.0 million. As of June 30, 2021, we had notes payable balance of $1.1 million, $7.7 million in aggregate principal amount of unsecured convertible notes, secured convertible notes with aggregate principal balances of $15.0 million, and a revolving credit facility with a principal balance of $6.0 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $8.1 million and provided cash of $0.8 million from operating activities for the three months ended June 30, 2021 and had a working capital deficiency of $12.1 million as of June 30, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

In February 2020, we acquired React Presents in exchange for $2.0 million in convertible debt. The convertible debt has a term of 2 years, bears interest at 8% per year and has a conversion price of $4.50 per share. As of June 30, 2021, the outstanding balance, including principal and interest, was $2.2 million.

In April 2020, we received proceeds of $2.0 million from a loan under the PPP of the CARES Act. On April 22, we received confirmation from the SBA that the entire balance of such PPP loan was forgiven as a result of our application and acceptance under the terms of the CARES act. On July 1, 2020, we acquired PodcastOne that had previously obtained a PPP loan, which had a balance of $0.5 million as of March 31, 2021. On May 11, 2021, we received confirmation from the lender that the entire balance of such PPP loan was forgiven as a result of our application and acceptance under the terms of the CARES act.

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

In July 2020, we completed a registered offering with an existing institutional investor, another investor and a music partner pursuant to which we sold 1,820,000 shares of our common stock to the investors for net proceeds of $7.3 million and issued 2,415,459 shares of our common stock to satisfy a $10.0 million vendor payment obligation to such music partner, each at a price of $3.28 per share (the “July 2020 Offering”). The July 2020 Offering was made pursuant to our existing shelf Registration Statement on Form S-3 (File No. 333-228909).

In September 2020, we entered into a Securities Purchase Agreement with a certain existing institutional investor pursuant to which we sold our 8.5% Subordinated Secured Convertible Note in the principal amount of $15.0 million. In connection with such financing, we agreed to issue to such investor’s designees 800,000 shares of our common stock. The note matures on June 3, 2023 (as a result of the June 2021 note extension, in which we also agreed to issue 60,000 shares of our common stock), accrues interest at 8.5% per year, payable quarterly in cash in arrears, and is convertible into shares of our common stock at a conversion price of $4.50 per share at the investor’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations.

On January 11, 2021, we entered into an Amendment of Notes Agreement with Trinad Capital, a related party, pursuant to which the maturity date of all of the Trinad Notes issued to Trinad Capital was extended to May 31, 2022, and in consideration of such extension, the interest rate payable under such notes increased to 8.5%, and we issued to Trinad Capital 280,000 shares of our common stock.

As of June 30, 2021 and March 31, 2021, we had an outstanding note payable of $0.3 million issued in connection with certain professional services performed for us through March 2015, and outstanding unsecured convertible notes (the “Trinad Notes”) of $5.6 and $5.5 million, respectively, in principal and accrued interest, issued to Trinad Capital. On August 11, 2021, we entered into an Amendment of the Notes Agreement with Trinad Capital pursuant to which the maturity date of all of our Unsecured Convertible Notes issued to Trinad Capital was extended to May 31, 2023, and in consideration of such extension, we issued to Trinad Capital 33,654 shares of our common stock. As of June 30, 2021, the Trinad Notes were classified as a non-current liability on our balance sheet. Refer to Note 20 – Subsequent Events in the accompanying condensed consolidated financial statements for further information.

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

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our unsecured convertible notes, and pay down our debt, in part or in full, subject to repayment limitation set forth in the credit agreement. Management plans to fund its operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a universal shelf Registration Statement on Form S-3, which became effective on February 7, 2019, allowing us to issue various types of securities, including common stock, preferred stock, warrants, debt securities, units, or any combination of such securities, up to an aggregate amount of $150 million, of which $121.5 million is remaining as of the date of this Quarterly Report.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$832	$4,412
Net cash used in investing activities	(1,103)	(705)
Net cash provided by financing activities	6,210	982
Net change in cash, cash equivalents and restricted cash	$5,939	$4,689

Cash Flows Provided by Operating Activities

For the three months ended June 30, 2021

Net cash provided by our operating activities of $0.8 million primarily resulted from our net loss during the period of ($8.1) million, which included non-cash charges of $4.9 million largely comprised of depreciation and amortization, stock-based compensation, and amortization of debt discount. In addition, our net loss during the period included non-cash income comprised of $(2.5) million comprised of a gain on forgiveness of PPP loans. The remainder of our sources of cash provided by operating activities of $4.0 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and deferred revenue.

For the three months ended June 30, 2020

Net cash provided by our operating activities of $4.4 million primarily resulted from our net loss during the period of ($7.5) million, which included non-cash charges of $4.9 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, change in fair value of embedded derivatives and stock-based compensation. The remainder of our sources of cash provided by operating activities of $7.0 million was from changes in our working capital, primarily from timing of accounts payable, accrued expenses and other long-term liabilities.

Cash Flows Used In Investing Activities

For the three months ended June 30, 2021

Net cash used in investing activities of ($1.1) million was primarily due to the ($1.0) million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2021.

For the three months ended June 30, 2020

Net cash used in investing activities of ($0.7) million was primarily due to the ($0.7) million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2020.

Cash Flows Provided by Financing Activities

For the three months ended June 30, 2021

Net cash provided by financing activities of $6.2 million was primarily due to proceeds from the drawdown on the revolving line of credit of $6.0 million and proceeds from employee stock options of $0.3 million, partially offset by payments on capital lease liabilities of ($0.1) million.

For the three months ended June 30, 2020

Net cash provided by financing activities of $1.0 million was due to the $2.0 million PPP Loan payable and $0.2 million SBA loan, offset by ($1.2) million repayment on our Debentures.

Debt Covenants

As of June 30, 2021, we were in full compliance with all covenants.

Contractual Obligations and Commitments

During the three months ended June 30, 2021, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have not added any future minimum commitments for the fiscal year ending March 31, 2022, or for the fiscal year ending March 31, 2023.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2021 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

We continue to be in the process of implementing changes, as more fully described in our 2021 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2021 Form 10-K.

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2018, Manatt Phelps& Phillips, LLP (“Manatt”) served our Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against us. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, we filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that we would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by us to the plaintiff related to this settlement. At June 30, 2021 the promissory note has not been paid and is currently past due.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into our Company in 2016, our purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs, and as a result of a subsequent mutual settlement, the claims against Computershare were dismissed. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. We have denied and continue to deny plaintiffs’ claims. We believe that the complaint is an intentional act by the plaintiffs to publicly tarnish our and our senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. On June 26, 2018, we and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award.  In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for its costs and expenses incurred in connection with this matter. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until our fiscal year ending March 31, 2022 (unless further delayed as a result of the COVID-19 pandemic). As of March 31, 2021, all of plaintiffs’ claims other than fraudulent inducement and breach of the employment agreement were dismissed or addressed by the parties or the court. While a trial date has not yet been set, we expect to commence trial sometime during the fiscal year ended March 31, 2022. We intend to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to the remaining claims, and we believe that the allegations are without merit and that we have strong defenses. As of June 30, 2021, while we have assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on our business, financial condition and results of operations.

In July 2021, Simply Greatness Productions, LLC (“SGP”) served our Company with a complaint filed on July 21, 2021 in the Superior Court of the State of California County of Los Angeles against us and Paul Cazers. The complaint seeks damages for an alleged breach of contract by us and an alleged breach of contract by Mr. Cazers related to the “Social Gloves: Battle of the Platforms” boxing event (the “Event”), alleges that we fraudulently induced SGP to commit to an oversize production budget based upon us knowing or negligent misrepresentation as to the anticipated pay-per-view sales for the Event, and seeks an accounting on the performance of the Event. We intend to vigorously defend ourselves against any liability to the plaintiffs with respect to the claims.

On July 22, 2021, we filed a complaint against SGP, Austin McBroom, Catherine Paiz McBroom and Allen McBroom in the Superior Court of the State of California County of Los Angeles. The complaint arises from defamatory statements the defendants made following the Event claiming that we lied about the ticket sales. SGP’s financial auditor has validated our representations. In addition, the complaint alleges a breach of contract based on SGP’s willful failure to collaborate with us on marketing the Event resulting in poor ticket sales which, in turn, meant reduced fees to us. The complaint further alleges fraud and intentional interference with prospective economic advantage. We are asking the court to award no less than $100 million in damages.

During each of the quarters ended June 30, 2021 and 2020, we recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0.1 million and $0 million, respectively. During the years ended March 31, 2021 and 2020, the full amounts were expensed and included in general and administrative expenses.

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

We have set forth in Item 1A. Risk Factors in our 2021 Form 10-K, risk factors relating to our business and industry, our acquisition strategy, our company, our subsidiaries, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors in our 2021 Form 10-K for a more complete understanding of risks concerning us. Except as set forth below, there have been no material changes in our risk factors since those published in our 2021 Form 10-K.

Risks Related to Our Business and Industry

We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our accompanying condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities, as reported in the accompanying condensed consolidated balance sheets, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Risks Related to Our Indebtedness

We may incur substantially more debt or take other actions that would intensify the risks discussed above.

We may not have the ability to repay the amounts then due under the senior credit facility, Senior Notes and/or convertible notes at maturity.

At maturity, the entire outstanding principal amount of the senior credit facility, the Senior Notes and the convertible notes will become due and payable by us.

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

We have a significant amount of indebtedness, as reported in the accompanying condensed consolidated balance sheets. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with senior facility lender and the holders of the Senior Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the holders of the Senior Notes or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

If we do not comply with the provisions of the senior credit facility and the Senior Notes, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

The senior credit facility and the Senior Notes contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement) and of Free Cash (as defined in the Senior Notes). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of June 30, 2021, we were in full compliance with these covenants.

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

Certain of our podcast license agreements contain minimum guarantees and/or require that we make minimum guarantee payments, primarily under license agreements for sound recordings and musical compositions (both for mechanical rights and public performance rights) but also under license agreements for podcasts. Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or user growth forecasts (e.g., number of users, active users, premium subscribers), or the number of podcasts used on our service. We may also be subject to minimum guarantees to rights holders with respect to certain strategic partnerships we enter into that may not produce all of the expected benefits. Accordingly, our ability to achieve and sustain profitability and operating leverage on our service in part depends on our ability to increase our revenue through increased sales of premium service and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for podcast content that contain minimum guarantees is frequently between one and two years, but our premium subscribers may cancel their subscriptions at any time. If our forecasts of premium subscriber acquisition or retention do not meet our expectations or the number of our premium subscribers or advertising sales decline significantly during the term of our license agreements, our margins may be materially and adversely affected. To the extent our premium service revenue growth or advertising sales do not meet our expectations, our business, operating results, and financial condition could also be adversely affected as a result of such minimum guarantees. In addition, the fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

Risks Related to Our Ecommerce Merchandising Business

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

During the three months ended June 30, 2021, we issued 559,857 shares of our common stock valued at $1.5 million to various consultants. We valued these shares at prices between $1.26 and $3.56 per share, the market price of our common stock on the date of issuance.

During the three months ended June 30, 2021, we issued 300,000 restricted stock units to various employees and consultants. We valued these restricted stock units at $1.86 per share, the market price of our common stock on the date of issuance.

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

On December 31, 2014, we converted accounts payable into a senior promissory note (the “Note”) in the aggregate principal amount of $0.2 million. The Note bears interest at 6% per annum and interest is payable on a quarterly basis commencing March 31, 2015 or we may elect that the amount of such interest be added to the principal sum outstanding under this Note. The payables arose in connection with professional services rendered by our former attorneys for us prior to and through December 31, 2014, and the Note had an original maturity date of December 31, 2015, which was extended to December 31, 2016 or such later date as the lender may agree to in writing. As of the date of this Quarterly Report, the Note has not been extended and is in default. In addition, the holder of the Note obtained a judgement against us for nonpayment of the Note in the State of Delaware in August 2019 and in the State of California in September 2019, and filed a judgement lien in December 2019 with the Secretary of State of California related to the California judgement. As of June 30, 2021, and March 31, 2021, the balance due under the Note was $0.4 million and $0.4 million, respectively, which includes $0.1 million and $0.1 million of accrued interest, respectively.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On August 11, 2021, we entered into an Amendment of Notes Agreement with Trinad Capital, a related party, pursuant to which the maturity date of all of our Unsecured Convertible Notes issued to Trinad Capital was extended to May 31, 2023, and in consideration of such extension, we agreed to issue to Trinad Capital 33,654 shares of our common stock. The shares will be issued in a private placement that will rely upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.4	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).
4.1	Convertible Promissory Note, dated as of February 5, 2020, between React Presents, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
4.2	Promissory Note, dated as of April 13, 2020, between the Company and MidFirst Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
4.3	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.4	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.5	Promissory Note, dated as of June 2, 2021, issued by the Company to East West Bank (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.7†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.8†£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.9†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.10	Amendment, dated as of September 20, 2019, to the Interactive Radio Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.11£	Amendment, dated as of September 27, 2019, to the Amended and Restated Interactive Radio and Music Services Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.12	Membership Interest Purchase Agreement, dated as of February 5, 2020, among the Company, LiveXLive Events, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
10.13	Stock Purchase Agreement, dated as of May 7, 2020, by and among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.14£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).

10.15£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2020).
10.16	Subsidiary Guarantee, dated as of September 15, 2020, made by each of the Guarantors, in favor of the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.17	Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.18	Intellectual Property Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.19	Registration Rights Agreement, dated as of September 15, 2020, among the Company and the Buyer (as defined therein). (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.20	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.21	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.22†	Employment Agreement, dated as of November 16, 2020, between the Company and Michael Quartieri (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2020).
10.23	Stock Purchase Agreement, dated as of December 22, 2020, among the Company, Custom Personalization Solutions, Inc., LiveXLive Merchandising, Inc., the persons identified as “Sellers” on the signature pages thereto, and Scott R. Norman, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020).
10.24	Business Loan Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.25	Commercial Security Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.26†	Amendment No. 2 to the LiveXLive Media, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEXLIVE MEDIA, INC.

Date: August 16, 2021	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)