Form 10-Q
period 2021-09-30
LiveOne, Inc.
filed 2021-10-29
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-38249

LIVEONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverly Dr., Suite #1450 Beverly Hills, California	90212
(Address of principal executive offices)	(Zip Code)

(310) 601-2505

(Registrant’s telephone number, including area code)

LiveXLive Media, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LVO	The NASDAQ Capital Market

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

As of October 25, 2021, there were 79,288,962 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2021	2021
Assets
Current Assets
Cash and cash equivalents	$16,478	$18,635
Restricted cash	260	135
Accounts receivable, net	15,037	10,567
Inventories	2,920	2,568
Prepaid expense and other assets	6,860	3,366
Total Current Assets	41,555	35,271
Property and equipment, net	4,703	4,367
Goodwill	22,920	22,619
Intangible assets, net	19,530	22,468
Other assets	873	1,044
Total Assets	$89,581	$85,769

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$38,041	$32,646
Accrued royalties	11,974	12,349
Notes payable, current portion	109	2,729
Deferred revenue	3,980	1,262
Other current liabilities	2,897	-
Unsecured convertible notes, net	2,182	1,976
Total Current Liabilities	59,183	50,962
Secured convertible notes, net	13,148	13,047
Unsecured convertible notes, net	5,691	5,501
Senior secured revolving line of credit	6,965	-
Notes payable, net	650	885
Lease liabilities, noncurrent	610	742
Due to Music Partner	577	3,937
Other long-term liabilities	-	2,422
Deferred income taxes	137	137
Total Liabilities	86,961	77,633

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 79,001,821 and 76,807,898 shares issued and outstanding, respectively	79	77
Additional paid in capital	195,769	178,000
Accumulated deficit	(193,228)	(169,941)
Total stockholders’ equity	2,620	8,136
Total Liabilities and Stockholders’ Equity	$89,581	$85,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Revenue:	$21,924	$14,559	$60,691	$25,066

Operating expenses:
Cost of sales	16,051	10,299	46,990	17,960
Sales and marketing	2,599	2,076	7,348	3,422
Product development	2,178	2,288	4,333	4,374
General and administrative	9,246	5,615	18,623	9,600
Amortization of intangible assets	1,517	1,407	3,023	2,658
Total operating expenses	31,591	21,685	80,317	38,014
Loss from operations	(9,667)	(7,126)	(19,626)	(12,948)

Other income (expense):
Interest expense, net	(1,068)	(1,021)	(2,128)	(3,099)
Loss on extinguishment of debt	(4,321)	(1,488)	(4,321)	(1,488)
Forgiveness of PPP loans	-	-	2,511	-
Other income (expense)	(176)	(552)	284	(182)
Total other expense, net	(5,565)	(3,061)	(3,654)	(4,769)

Loss before provision for income taxes	(15,232)	(10,187)	(23,280)	(17,717)

Provision for income taxes	(4)	(2)	(7)	(4)
Net loss	$(15,236)	$(10,189)	$(23,287)	$(17,721)

Net loss per share – basic and diluted	$(0.19)	$(0.15)	$(0.30)	$(0.28)
Weighted average common shares – basic and diluted	78,351,655	69,035,037	77,670,598	64,127,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	77,425,864	$77	$184,427	$(177,992)	$6,512
Stock-based compensation	120,554	-	4,908	-	4,908
Vested employee restricted stock units	475,351	1	-	-	1
Interest paid in kind	-	-	9	-	9
Exercise of employee stock options	155,000	-	279	-	279
Shares issued for CPS acquisition	791,398	1	1,825	-	1,826
Unsecured convertible note premium	-	-	4,199	-	4,199
Shares issued on amendment of unsecured convertible notes	33,654	-	122	-	122
Net loss	-	-	-	(15,236)	(15,236)
Balance as of September 30, 2021	79,001,821	$79	$195,769	$(193,228)	$2,620

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	76,807,898	$77	$178,000	$(169,941)	$8,136
Stock-based compensation	536,770	1	10,365	-	10,366
Vested employee restricted stock units	536,641	-	-	-	-
Interest paid in kind	-	-	35	-	35
Exercise of employee stock options	235,460	-	602	-	602
Shares issued for CPS acquisition	791,398	1	1,825	-	1,826
Purchase price adjustment in connection with CPS acquisition	-	-	301	-	301
Unsecured convertible note premium	-	-	4,199	-	4,199
Shares issued on amendment of unsecured and secured convertible notes	93,654	-	442	-	442
Net loss	-	-	-	(23,287)	(23,287)
Balance as of September 30, 2021	79,001,821	$79	$195,769	$(193,228)	$2,620

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2020	59,575,491	$59	$124,278	$(135,653)	$(11,316)
Shares issued for services to consultants and vendors	2,784,173	4	8,962	-	8,966
Stock-based compensation	-	-	1,703	-	1,703
Vested employee restricted stock units	1,225,801	1	(1)	-	-
Interest paid in kind	-	-	9	-	9
Exercise of employee stock options	120,000	-	481	-	481
Shares issued in the public offering, net of cost	1,820,000	2	7,129	-	7,131
Shares issued for PodcastOne acquisition	5,363,636	5	14,547	-	14,552
Debt issuance shares	800,000	1	1,860	-	1,861
Net loss	-	-	-	(10,189)	(10,189)
Balance as of September 30, 2020	71,689,101	$72	$158,968	$(145,842)	$13,198

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2020	58,984,382	$59	$120,932	$(128,121)	$(7,130)
Shares issued for services to consultants and vendors	3,344,030	4	10,459	-	10,463
Stock-based compensation	-	-	3,552	-	3,552
Vested employee restricted stock units	1,257,053	1	(1)	-	-
Interest paid in kind	-	-	9	-	9
Exercise of employee stock options	120,000	-	481	-	481
Shares issued in the public offering, net of cost	1,820,000	2	7,129	-	7,131
Shares issued for PodcastOne acquisition	5,363,636	5	14,547	-	14,552
Debt issuance shares	800,000	1	1,860	-	1,861
Net loss	-	-	-	(17,721)	(17,721)
Balance as of September 30, 2020	71,689,101	$72	$158,968	$(145,842)	$13,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(23,287)	$(17,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,794	4,195
Interest paid in kind	35	9
Stock-based compensation	9,931	5,341
Amortization of debt discount	673	691
Change in fair value of bifurcated embedded derivatives	(110)	(496)
Change in fair value of contingent consideration liability	(213)	(405)
Forgiveness of PPP Loans	(2,511)	-
Loss on extinguishment of debt	4,321	1,488
Changes in operating assets and liabilities:
Accounts receivable	(4,470)	(721)
Prepaid expenses and other current assets	(3,793)	(2,165)
Inventories	(352)	-
Other assets	183	-
Deferred revenue	2,718	693
Accounts payable and accrued liabilities	5,100	4,177
Net cash used in operating activities	(6,981)	(4,914)

Cash Flows from Investing Activities:
Increase in cash from the acquisition of PodcastOne	-	1,286
Purchases of property and equipment	(1,957)	(1,510)
Purchases of intangible assets	(85)	-
Net cash used in investing activities	(2,042)	(224)

Cash Flows from Financing Activities:
Repayment of secured convertible debentures	-	(10,823)
Repayment of note payable	(351)	-
Proceeds from secured convertible notes	-	13,139
Debt issuance costs	-	(190)
Proceeds from issuance of shares of common stock, net	-	8,992
Payments on capital lease liability	(225)	(64)
Proceeds from exercise of stock options	602	481
Proceeds from drawdown on senior secured revolving line of credit	6,965	-
Proceeds from notes payable	-	2,145
Net cash provided by financing activities	6,991	13,680

Net change in cash, cash equivalents and restricted cash	(2,032)	8,542
Cash, cash equivalents and restricted cash, beginning of period	18,770	12,437
Cash, cash equivalents and restricted cash, end of period	$16,738	$20,979

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$695	$651

Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally-developed software	$148	$130
Fair value of 5,363,636 shares of the Company’s common stock issued in connection with the PodcastOne acquisition	-	14,552
Fair value of 89,613 shares of the Company’s common stock issuable in connection with the PodcastOne acquisition and included in accrued liabilities	-	243
Fair value of 60,000 shares of common stock issued in connection with Secured Convertible Notes	$320	-
Fair value of 33,654 shares of common stock issued in connection with Unsecured Convertible Notes	122
Forgiveness of PPP loan	$2,511
Fair value of 2,679,459 shares of common stock issued upon settlement of accounts payable	$-	$8,657
Fair value of shares issued in connection with CPS acquisition	$2,127	-
Fair value of unsecured convertible note premium	4,199	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2021 and 2020

Note 1 — Organization and Basis of Presentation

Organization

LiveOne, Inc. (formerly LiveXLive Media, Inc.) (“LiveOne”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in Beverly Hills, California. The Company is a global platform for livestream and on-demand audio, video and podcast content in music, comedy and pop culture.

On December 29, 2017, LiveOne acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the issued and outstanding equity interests of Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”) (see Note 4 – Business Combinations). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired 100% of the issued and outstanding equity interests of Custom Personalization Solutions, Inc. (“CPS”) (see Note 4 – Business Combinations).

Basis of Presentation

The presented financial information includes the financial information and activities of PodcastOne for the three and six months ended September 30, 2021 (91 days and 182 days, respectively) and for the three months and six months ended September 30, 2020 (91 days). The presented financial information includes the financial information and activities of CPS for the three and six months ended September 30, 2021 (91 days and 182 days, respectively) and does not include the financial information and activities of CPS for the three and six months ended September 30, 2020 as the acquisition took place subsequent to this period.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2021, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended September 30, 2021. The results for the three and six months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2022 (“fiscal 2022”). The condensed consolidated balance sheet as of March 31, 2021 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2021 (the “2021 Form 10-K”).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $16.7 million as of September 30, 2021). As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, and incurred a net loss of $15.2 million during the quarter ended September 30, 2021 and had a working capital deficiency of $17.6 million as of September 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a universal shelf Registration Statement on Form S-3 which became effective in February 2019 pursuant to which the Company has the ability to raise up to $150.0 million in cash from the sale of equity, debt and/or other financial instruments, of which $121.5 million is remaining as of the date of this Quarterly Report. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services and may negatively impact its ability to retain key personnel. During the quarter ended June 30, 2021, the Company entered into a $7.0 million senior secured revolving credit facility (see Note 11 – Senior Secured Revolving Line of Credit ). Management may seek additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. If the Company is unable to obtain sufficient financing when needed, the Company may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

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

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the 2021 Form 10-K, other than those included below.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and determined it is eligible for Employee Retention Credits related to payroll taxes paid within the quarter ended September 30, 2021. In accordance with ASC 105-10-05-02, the Company analogized to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance, and determined that the payroll tax credit will be recognized as a reduction to the payroll tax expense when it is reasonably assured that the credit will be received. As of September 30, 2021, the Company determined that it is reasonably assured that the credit will be received and recognized the credit of $1.2 million as a reduction of payroll tax expense for the quarter ended September 30, 2021. The Company does not anticipate the associated impacts of the other provisions, if any, will have a material effect on its provision for income taxes.

On December 29, 2020 the Consolidated Appropriations Act (“CAA”) was enacted in the United States. The CAA provides numerous tax provisions and most notably for the Company changes the tax treatment of those expenses paid for with a PPP loan from non-deductible to deductible. The Company has completed its evaluation of the provisions of the CAA including second draw Paycheck Protection Program loans and potential eligibility for Employee Retention Credits and does not anticipate the other provisions included will have a material impact on its provision for income taxes.

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

At September 30, 2021 and 2020, the Company had 3,621,124 and 4,423,334 options outstanding, respectively, 5,212,732 and 4,518,105 restricted stock units outstanding, respectively, 0 and 167,363 warrants outstanding, respectively, and 5,806,321 and 5,575,280 shares of common stock issuable, respectively, underlying the Company’s convertible debt.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the six months ended September 30, 2021 and 2020 (in thousands):

	2021	2020
Cash and cash equivalents	$16,478	$20,744
Restricted cash	260	235
Total cash and cash equivalents and restricted cash	$16,738	$20,979

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of September 30, 2021 and March 31, 2021, the Company had restricted cash of $0.3 million and $0.1 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At September 30, 2021, the Company had one customer that made up 18% of the total accounts receivable balance. At March 31, 2021, the Company had two customers that made up 21% and 15% of the total accounts receivable balance, respectively.

The Company’s accounts receivable at September 30, 2021 and March 31, 2021 is as follows (in thousands):

	September 30,	March 31,
	2021	2021
Accounts receivable, gross	$15,176	$10,679
Less: Allowance for doubtful accounts	139	112
Accounts receivable, net	$15,037	$10,567

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

As the loans were forgiven and we were released from being the primary obligor, we recognized income in the amount forgiven in accordance with ASC 470-20. The Company recognized a gain on forgiveness of the PPP loans during the quarter ended June 30, 2021 and is included in Other income (expense) in the accompanying condensed consolidated Statement of Operations for the six months ended September 30, 2021.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue
Subscription Services	$9,879	$7,732	$18,962	$16,602
Advertising	8,808	5,492	16,745	5,743
Merchandising	2,956	-	6,616	-
Sponsorship and Licensing	168	204	5,304	1,379
Ticket/Event	113	1,131	13,064	1,342
Total Revenue	$21,924	$14,559	$60,691	$25,066

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

The following table summarizes the significant changes in contract liabilities balances during the six months ended September 30, 2021 (in thousands):

Contract Liabilities
Balance as of March 31, 2021	$1,262
Revenue recognized that was included in the contract liability at beginning of period	(456)
Increase due to cash received, excluding amounts recognized as revenue during the period	3,174
Balance as of September 30, 2021	$3,980

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

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. During March 2021, the closing price of the Company’s common stock exceeded $5.00 per share for the requisite five consecutive days. The Company recorded a $0.1 million charge to other income (expense) in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2021. The contingent consideration liability of $2.9 million is classified within Other Current Liabilities in the accompanying condensed consolidated balance sheets at September 30, 2021 (see Note 14 – Other Long-Term Liabilities).

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal year ended March 31, 2021.

The following table presents the revenues, net loss and earnings per share of the combined company for the three and six months ended September 30, 2020 as if the acquisition of PodcastOne had been completed on April 1, 2020 (in thousands, except per share data).

Three Months Ended September 30, 2020 (unaudited)
Revenues	$14,559
Net loss	(10,189)
Net loss per share – basic and diluted	$(0.15)

Six Months Ended September 30, 2020 (unaudited)
Revenues	$29,812
Net loss	(18,904)
Net loss per share – basic and diluted	$(0.29)

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

The Company agreed to also issue up to approximately 577,000 additional shares of its restricted common stock, classified as contingent consideration, as CPS reported GAAP revenue of at least $20.0 million and $1.0 million of EBITDA (as defined in the purchase agreement) for its fiscal year ended December 31, 2020. Based on their likelihood of achievement these number of shares reflect management’s current estimate and were valued at $1.7 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. On July 7, 2021, the Company issued 576,923 shares of its restricted common stock to the sellers of CPS as consideration for CPS having satisfied such targets. Accordingly, the Company recorded a $0.2 million benefit to other income (expense) in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2021.

The Company further agreed to issue up to approximately 214,000 additional shares of its restricted common stock to the extent CPS’ final working capital as determined by the parties exceeds $4.0 million. These number of shares are based on actual achievement under the terms of the purchase agreement and mutual agreement with the sellers. These additional shares were valued at $0.6 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. Included in the total amount of $0.6 million is a purchase price adjustment of $0.3 million related to the resolution of provisional amounts previously recorded based on estimates, which was accounted for as a purchase price adjustment within the measurement period as an increase to goodwill related to the CPS acquisition. On July 7, 2021, the Company issued 214,475 shares of its restricted common stock to the sellers of CPS as consideration for CPS having satisfied such target. These amounts are included in additional paid in capital in the accompanying condensed consolidated balance sheets.

Note 5 — Property and Equipment

The Company’s property and equipment at September 30, 2021 and March 31, 2021 was as follows (in thousands):

	September 30,	March 31,
	2021	2021
Property and equipment, net
Computer, machinery, and software equipment	$5,393	$5,277
Furniture and fixtures	141	141
Leasehold improvements	531	531
Capitalized internally developed software	12,144	10,154
Total property and equipment	18,209	16,103
Less accumulated depreciation and amortization	(13,506)	(11,736)
Total property and equipment, net	$4,703	$4,367

Depreciation expense was $0.9 million and $1.8 million for the three and six months ended September 30, 2021, respectively, and $0.8 million and $1.5 million for the three and six months ended September 2020, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the six months ended September 30, 2021 (in thousands):

Goodwill
Balance as of March 31, 2021	$22,619
Acquisitions	-
Impairment losses	-
Purchase price adjustment (See Note 4 – Business Combinations)	301
Balance as of September 30, 2021	$22,920

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the six months ended September 30, 2021 (in thousands):

Tradenames
Balance as of March 31, 2021	$4,637
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2021	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$14,461	$4,820
Intellectual property (patents)	5,366	1,341	4,025
Customer relationships	6,570	5,915	655
Content creator relationships	772	607	165
Domain names	514	52	462
Brand and trade names	2,571	353	2,218
Non-compete agreement	250	139	111
Customer lists	2,903	466	2,437
Total	$38,227	$23,334	$14,893

The Company’s finite-lived intangible assets were as follows as of March 31, 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$12,533	$6,748
Intellectual property (patents)	5,366	1,163	4,203
Customer relationships	6,570	5,652	918
Content creator relationships	772	371	401
Domain names	429	31	398
Brand and trade names	2,571	253	2,318
Non-compete agreement	250	97	153
Customer lists	2,903	211	2,692
Total	$38,142	$20,311	$17,831

The Company’s amortization expense on its finite-lived intangible assets was $1.5 million and $3.0 million for the three and six months ended September 30, 2021, respectively, and $1.4 million and $2.7 million for the three and six months ended 2020, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2022 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2022 (remaining six months)	$2,988
2023	4,482
2024	1,024
2025	1,058
2026	1,084
Thereafter	4,257
$14,893

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2021 and March 31, 2021 were as follows (in thousands):

	September 30,	March 31,
	2021	2021
Accounts payable	$20,930	$18,541
Accrued liabilities	16,838	13,786
Lease liabilities, current	273	319
	$38,041	$32,646

Note 8 — Notes Payable

	September 30,	March 31,
	2021	2021
Senior promissory note	$-	$351
PPP loans	602	3,110
SBA loan	157	153
	759	3,614
Less: Current portion of Notes payable	(109)	(2,729)
Notes payable	$650	$885

Senior Promissory Note

As of September 30, 2021 the promissory note and related Delaware and California judgments have been satisfied in full.

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

The Company recognized a $2.5 million gain on forgiveness of PPP loans, included in other income (expense) in the accompanying condensed consolidated statement of operations as a result of the balance of PPP loans forgiven during the six months ended September 30, 2021. We have not accrued any liability associated with the risk of an adverse SBA review.

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

Note 9 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at September 30, 2021 and March 31, 2021 were as follows (in thousands):

	September 30, 2021	March 31, 2021
Unsecured Convertible Notes - Related Party
8.5% Unsecured Convertible Note - Due May 31, 2023	$4,550	$4,397
8.5% Unsecured Convertible Notes - Due May 31, 2023	1,141	1,104
Less: Discount	-	-
Net	5,691	5,501

Unsecured Convertible Promissory Note	$2,000	$2,000
Accrued Interest	273	186
Less: Discount	(92)	(223)
Fair Value of Embedded Derivatives	1	13
Net	2,182	1,976
Unsecured Convertible Notes, Net	7,873	7,477
Less: Unsecured Convertible Notes, Current	(2,182)	(1,976)
Unsecured Convertible Notes, Net, Long-term	$5,691	$5,501

Total principal maturities of the Company’s long-term borrowings, including the secured convertible notes, unsecured convertible notes, senior secured revolving line of credit, and notes payable are $2.2 million for the year ending March 31, 2022 (remaining six months), $0.1 million for the year ending March 31, 2023, and $26.7 million for the year ending March 31, 2024. For the year ended March 31, 2025 and thereafter, the total principal maturities of $0.4 million consist of obligations to repay the PPP and SBA loans.

Unsecured Convertible Notes – Related Party

As of September 30, 2021 and March 31, 2021, the Company had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as follows below. The Trinad Notes are convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2023 (as discussed below). At September 30, 2021, the balance due of $4.6 million, which included $1.0 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2021, the balance due of $4.4 million, which included $1.0 million of accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $1.1 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2023 (as discussed below). As of September 30, 2021, $0.2 million of accrued interest was included in the principal balance.

On August 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to May 31, 2023, and in consideration of such extension, the Company issued to Trinad Capital 33,654 shares of its common stock. The Company evaluated the Amendment Agreement and the amendment was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. As a result, we determined that the amendment should be accounted for as an extinguishment and we recorded the amended debt instrument at fair value which included the consideration in common stock transferred. The resulting loss on extinguishment recorded of $4.3 million is included in “Loss on extinguishment of debt” in the accompanying consolidated statement of operations for the three months ended September 30, 2021.

The Company may not redeem any of the Trinad Notes prior to May 31, 2023 without Trinad Capital’s consent.

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

At September 30, 2021, the Company performed a fair value analysis using a binomial lattice calculation on the derivative instruments using the following assumptions: Coupon Rate: 8.0%, Term: 0.4 years, Volatility: 63.4%, Market Rate: 4.7% and Probability of Default: 6.6%. The Company determined that as of the assessment date the fair value of the embedded derivative instrument, including the change in fair value, was not material.

Note 10 — Secured Convertible Notes

The Company’s secured convertible notes at September 30, 2021 and March 31, 2021 were as follows (in thousands):

	September 30, 2021	March 31, 2021
Secured Convertible Notes	$15,000	$15,000
Accrued interest	319	319
Fair value of embedded derivatives	20	118
Less: Discount	(1,872)	(2,071)
Net	13,467	13,366
Less: Current Portion, accrued interest	(319)	(319)
Secured Convertible Notes, long-term	$13,148	$13,047

On September 15, 2020 (the “Closing Date”), the Company issued two-year secured convertible notes in the aggregate principal amount of $15.0 million (the “Harvest Notes”) to Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners, Ltd. (collectively, the “Purchaser”). The Purchaser are funds affiliated with No Street Capital, a San Francisco-based investment firm.

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

The Company’s obligations under the Harvest Notes may be accelerated upon the occurrence of certain customary events of default (as defined in the Harvest Notes) and are guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), entered into by all of the Company’s subsidiaries (the “Guarantors”) in favor of the Purchaser. The Company’s obligations under the Harvest Notes and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement, dated as of the Closing Date (the “Security Agreement”), and an Intellectual Property Security Agreement, dated as of the Closing Date (the “IP Security Agreement”), by a lien on all of the Company’s and the Guarantors’ assets and intellectual property, subject to certain exceptions. The Harvest Notes require the Company to maintain aggregate cash deposits of $10.0 million until the Harvest Notes are paid in full. In June 2021 and in connection with the Company entering into a $7.0 million senior secured revolving credit facility, the holders of the Harvest Notes subordinated their security interest to the Senior Lender and extended the maturity date of the notes to June 3, 2023. In consideration of the above, the Company issued 60,000 shares of its restricted common stock to the Purchaser.

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

The Company and the Purchaser also entered into a Registration Rights Agreement, dated as of the Closing Date (the “RRA”), which granted the Assignees “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon the conversion of the Notes and the Shares (collectively, the “Registrable Securities”) with the SEC for resale or other disposition. Pursuant to the RRA, the Company was required to file with the SEC a resale Registration Statement on Form S-3 (or another suitable form) as soon as reasonably practical after the Closing Date, but in any event within 30 days after the Closing Date (the “Filing Date”), and have such Registration Statement be declared effective by the SEC on the date (the “Effectiveness Date”) which is the earlier of (i)(x) in the event that the initial Registration Statement is not subject to a full review by the SEC, 45 calendar days after the Filing Date, or (y) in the event that such initial Registration Statement is subject to a full review by the SEC, 90 calendar days after the Filing Date, and (ii) the fifth Business Day after the date the Company is notified by the SEC that such initial Registration Statement will not be reviewed or will not be subject to further review. Upon the occurrence of certain events (each an “Event”), the Company will be required to pay liquidated damages in cash to each of the Assignees in the amount of 2.0% of the purchase price of the Harvest Notes paid by such Assignee upon the date of the Event and then monthly thereafter until the Event is cured. In no event shall the aggregate amount of liquidated damages payable to each of the Assignees exceed in the aggregate 15% of the purchase price of the Harvest Notes paid by such Assignee. We filed such resale Registration Statement on Form S-3 on October 14, 2020, and it was declared effective by the SEC on October 21, 2020. The Company also agreed to keep the initial Registration Statement continuously effective until the earliest to occur of (i) the date on which all of the Registrable Securities registered thereunder have been sold and (ii) the date on which all of the Registrable Securities covered by such Registration Statement may be sold without volume restriction pursuant to Rule 144 under the Securities Act.

In connection with the SPA, and the Harvest Notes subsequent extension, Robert S. Ellin, the Company’s CEO, Chairman, director and principal stockholder, agreed not to dispose of any equity securities of the Company owned by Mr. Ellin or any entity of which he is the beneficial owner and not to cease to be the beneficial owner of any other equity securities of the Company of which Mr. Ellin is the beneficial owner as of June 3, 2021 until the Harvest Notes are paid in full (subject to certain customary exceptions), without the Purchaser’s prior written consent.

The Harvest Notes and the Shares were issued in private placement transaction that was not registered under the Securities Act, in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Note 11 — Senior Secured Revolving Line of Credit

On June 7, 2021, the Company entered into a Business Loan Agreement with East West Bank (the “Senior Lender”), which provides for a revolving credit facility collateralized by all of the assets of the Company and its subsidiaries. In connection with the Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023. Under the terms of the Promissory Note, the Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 0.5%. The interest rate for the quarter ended September 30, 2021 was 3.75%.

The principal balance under the Revolving Credit Facility as of September 30, 2021 was $7.0 million.

Note 12 — Related Party Transactions

As of September 30, 2021 and March 31, 2021, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 9 – Unsecured Convertible Notes.

Note 13 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of 1 year, expiring in fiscal year 2022. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, expiring June 30, 2024.

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense for these leases totaled less than $0.1 million and $0.2 million for the three and six months ended September 30, 2021, respectively. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.3 million and $0.5 million during the three and six months ended September 30, 2021, respectively.

Operating lease costs for six months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Six Months Ended September 30,
	2021	2020
Fixed rent cost	$532	46
Short term lease cost	168	282
Total operating lease cost	$700	328

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	September 30, 2021	March 31, 2021
Operating lease right-of-use assets	$873	1,057

Operating lease liability, current	$274	319
Operating lease liability, noncurrent	610	742
Total operating lease liabilities	$884	1,061

The operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the accompanying condensed consolidated balance sheets.

Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

For Years Ending March 31,
2022 (remaining six months)	176
2023	358
2024	320
2025	93
Total lease payments	947
Less: imputed interest	(63)
Present value of operating lease liabilities	$884

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

	September 30, 2021	March 31, 2021
Due to Music Partner	$577	$3,937
Other long-term liabilities	-	2,422

The amount included in Other long-term liabilities at March 31, 2021 is comprised of a contingent consideration liability resulting from the business combination with PodcastOne (Note 4 - Business Combinations) and is carried at fair value (see Note 19 - Fair Value Measurements). At September 30, 2021 the contingent consideration liability is classified as current in other current liabilities in the accompanying condensed consolidated balance sheets.

Note 15 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees and require that the Company makes upfront minimum guarantee payments. As of September 30, 2021, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.7 million for the fiscal year ending March 31, 2022 (remaining six months), $0.7 million for the fiscal year ending March 31, 2023, and $0.3 million for the fiscal year ending March 31, 2024. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of September 30, 2021, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $4.5 million for the fiscal year ending March 31, 2022 (remaining six months), $6.7 million for the fiscal year ending March 31, 2023, and $5.7 million for the fiscal year ending March 31, 2024.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of September 30, 2021, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Legal Proceedings

In March 2018, Manatt Phelps& Phillips, LLP (“Manatt”) served the Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against the Company. As of September 30, 2021, the promissory note and related Delaware and California judgments have been satisfied in full.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into the Company in 2016, the Company’s purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs have also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit, and the Company believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until the Company’s fiscal year ending March 31, 2022 (unless further delayed as a result of the COVID-19 pandemic). In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. As of March 31, 2021, all of plaintiffs’ claims other than fraudulent inducement and breach of the employment agreement were dismissed or addressed by the parties or the court. In March 2021, the Company filed its summary judgement motion, and the plaintiffs filed their opposition to the motion. The oral argument on the summary judgment motion is scheduled for November 4, 2021. While a trial date has not yet been set, if the Company’s summary judgment motion is not successful, the Company expects the trial to commence sometime during the fiscal year ended March 31, 2022. The Company intends to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to the remaining claims. As of September 30, 2021, while the Company has assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

In July 2021, Simply Greatness Productions, LLC (“SGP”) filed a complaint against the Company and Paul Cazers in the Superior Court of the State of California County of Los Angeles. The complaint seeks damages for an alleged breach of contract by the Company and an alleged breach of contract by Mr. Cazers related to the “Social Gloves: Battle of the Platforms” boxing event (the “Event”), alleges that the Company fraudulently induced SGP to commit to an oversize production budget based upon the Company’s knowing or negligent misrepresentation as to the anticipated pay-per-view sales for the Event, and seeks an accounting on the performance of the Event. The Company intends to file an answer to the complaint and to vigorously defend itself against any liability to the plaintiffs with respect to the claims.

In July 2021, the Company filed a complaint against SGP, Austin McBroom, Catherine Paiz McBroom and Allen McBroom in the Superior Court of the State of California County of Los Angeles. The complaint arises from defamatory statements the defendants made following the Event claiming that the Company lied about the ticket sales. SGP’s financial auditor has validated the Company’s representations. In addition, the complaint alleges a breach of contract based on SGP’s willful failure to collaborate with the Company on marketing the Event resulting in poor ticket sales which, in turn, meant reduced fees to the Company. The complaint further alleges fraud and intentional interference with prospective economic advantage. The Company is asking the court to award no less than $100 million in damages.

During each of the six months ended September 30, 2021 and 2020, the Company recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0.1 million and $0, respectively. During the six months ended September 30, 2021 and 2020, the full amounts were expensed and included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Note 16 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three and six month periods ended September 30, 2021 and 2020.

Note 17 — Stockholders’ Equity

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the six months ended September 30, 2021, the Company incurred $0.6 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost of $0.2 million is expected to be recorded over the next year as the shares vest.

During the six months ended September 30, 2020, the Company incurred $0.8 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued.

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

The Company recognized share-based compensation expense of $9.9 million and $5.3 million during the six months ended September 30, 2021 and 2020, respectively, and $4.8 million and $2.5 million during the three months ended September 30, 2021 and 2020, respectively. The total tax benefit recognized related to share-based compensation expense was $0 for the three and six months ended September 30, 2021 and 2020, respectively.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue during the six months ended September 30, 2021 and 2020. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. Total revenues for this customer were 24% and 45% of the Company’s consolidated revenues for the six months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, one external customer accounted for 35% of the Company’s consolidated revenues.

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

Note 19 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,897	$-	$-	$2,897
Contingent consideration liability from CPS acquisition	-	-	-	-
Bifurcated embedded derivative on secured convertible notes payable	21	-	-	21
Bifurcated embedded derivative on unsecured convertible note payable	-	-	-	-

	March 31, 2021
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,423	$-	$-	$2,423
Contingent consideration liability from CPS acquisition	2,513	-	-	2,513
Bifurcated embedded derivative on secured convertible debentures	118	-	-	118
Bifurcated embedded derivative on unsecured convertible note payable	13	-	-	13

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2021	$5,067
Change in fair value of bifurcated embedded derivatives, reported in earnings	(110)
Change in fair value of contingent consideration liabilities, reported in earnings	(213)
Settlement of contingent consideration liability from CPS acquisition	(1,826)
Balance as of September 30, 2021	$2,918

The following table presents a reconciliation of the Company’s derivative instruments for the six month period ended September 30, 2020 (in thousands):

Amount
Balance as of March 31, 2020	$665
Initial measurement of contingent consideration from PodcastOne acquisition on July 1, 2020	1,100
Initial measurement of embedded derivatives on secured convertible notes issued on September 15, 2020	671
Adjustments reported in loss on extinguishment of debt	(225)
Fair value adjustments reported in earnings	(901)
Balance as of September 30, 2020	$1,310

Bifurcated embedded derivative on secured convertible notes payable and unsecured convertible notes payable

The fair value of the bifurcated embedded derivatives on secured convertible notes payable and unsecured convertible notes payable was determined using the following significant unobservable inputs:

	September 30,	March 31,
	2021	2021
Bifurcated embedded derivative on secured convertible notes payable:
Market yield	4.2%	17.0%

Bifurcated embedded derivative on unsecured convertible note payable:
Market yield	4.7%	26.5%

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is less than $0.1 million. The change in fair value of $0.1 million is recorded in other income (expense) on the Company’s condensed consolidated statements of operations for the six month period ended September 30, 2021.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	September 30, 2021
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Secured convertible notes payable, net	$13,148	$-	$-	$19,421
Unsecured convertible notes payable related party, net	5,691	-	-	8,809
Unsecured convertible note payable	2,182	-	-	2,272

	March 31, 2021
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Secured convertible notes payable, net	$13,047	$-	$-	$20,228
Unsecured convertible notes payable related party, net	5,501	-	-	9,216
Unsecured convertible note payable	1,976	-	-	2,167

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2021 and March 31, 2021. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	September 30,	March 31,
	2021	2021
Secured convertible notes payable, net (binomial lattice model):
Market yield	4.2%	17.0%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	4.5%	23.0%

Unsecured convertible note payable (yield model with a Black-Scholes-Merton option pricing model):
Market yield	4.7%	26.5%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of September 30, 2021 and March 31, 2021.

The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value. The Company’s debentures and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions detailed above. The convertible notes payable and unsecured convertible notes are valued using a binomial lattice model and a yield model with a Black-Scholes-Merton option pricing model, respectively. The Company has estimated the fair value of contingent consideration related to the acquisitions of PodcastOne and CPS based on the number of shares issuable based on the achievement of certain provisions within the purchase agreement, as detailed in Note 4 – Business Combinations, using the quoted price of the Company’s common stock on the balance sheet date.

Note 20 — Subsequent Events

On October 17, 2021, the Company completed its acquisition of Gramophone Media Inc. (“Gramophone”) to acquire 100% of the equity interests in Gramophone in exchange for consideration comprising of $150,000 in cash and $250,000 in shares of the Company’s restricted common stock. The purchase price consideration shall also include an additional amount in cash of $250,000 if Gramophone achieves agreed upon GAAP revenue and EBITDA (as defined in the purchase agreement) targets. The disclosures required by ASC 805 have not been included for the acquisition as the transaction was recently consummated and the initial purchase accounting is incomplete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. (fka LiveXLive Media, Inc.) and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended September 30, 2021, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of any proposed financing, acquisition, spin-out, distribution or transaction will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our reliance on one key customer for a substantial percentage of our revenue; our ability to attract, maintain and increase the number of our users and paid subscribers; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveXLive App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturity; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our line of credit agreement and Harvest Notes; the effects of the global COVID-19 pandemic; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2021 (the “2021 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our chief operating decision maker regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We previously generated a majority of our revenue through subscription services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform. In the fourth quarter of our fiscal year ended March 31, 2020, we began generating ticketing, sponsorship, and promotion-related revenue from live music events through our February 2020 acquisition of React Presents. In May 2020, we launched a new pay-per-view (“PPV”) offering enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS.

We have one external customer that accounts for more than 10% of our revenue during the six months ended September 30, 2021 and 2020. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. Total revenues for this customer were 24% and 45% of our consolidated revenues for the six months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, one external customer accounted for 35% of our consolidated revenues.

Key Corporate Developments for the Quarter Ended September 30, 2021

During the quarter ended September 30, 2021, we successfully livestreamed 26 live events with 279 artists livestreamed and 200 hours of live programming.

We ended the September 30, 2021 quarter with approximately 1,257,000 paid subscribers on our music platform, up from approximately 936,000 at September 30, 2020, representing 34% annual growth. Included in the total number as of September 30, 2021 and 2020 are certain subscribers which are the subject of a contractual dispute. We are currently not recognizing revenue related to these subscribers.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

For the three months ended September 30, 2020, we derived 53% of our revenue from paid customers’ subscriptions and the remainder from advertising, ticketing, sponsorship and licensing. During our fiscal year ended March 31, 2021, we (i) acquired PodcastOne (effective July 1, 2020) and CPS (effective December 22, 2020), (ii) accelerated the number of live events digitally live streamed across our platform, (iii) increased our sponsorship revenue from live events when compared to prior fiscal years and (iv) successfully launched our PPV platform, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the three months ended September 30, 2021 was comprised of 45% from paid customers’ subscriptions, 40% from advertising (which includes PodcastOne), 13% from merchandise (which includes CPS), 1% from ticketing and events, and 1% from sponsorship and licensing. Conversely, the COVID-19 pandemic adversely impacted our on-premise live events, concerts and festivals through React Presents and our programmatic advertising as more fully discussed below. As the impact of COVID-19 eases around the world and related government actions are relaxed in the markets in which we operate, we expect to gradually increase our production of on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term. On October 17, 2021, we acquired Gramophone Media Inc. (“Gramophone), an artist and brand development company.

We believe there is substantial near and long-term value in our live music content. We believe the monetary value of broadcasting live music will follow a similar evolution to live sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As a thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During the three months ended September 30, 2021, we livestreamed 26  major festivals and live music events compared to 29 during the three months ended September 30, 2020. With the acceleration in livestreamed events, we also experienced increases in monetization of these events from paid sponsorships and PPV ticket purchases. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers, and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

With the acceleration of our live events, we have also begun to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid subscribers. We have entered into distribution relationships with a variety of platforms, including Roku, AppleTV, Amazon Fire, linear OTT platforms such as STIRR, Sling and XUMO. As we continue to have more distribution channels, rights and viewership and expand our original programming capabilities, we believe there is a substantial opportunity to increase our brand, advertising, viewership and subscription capabilities and corresponding revenue, domestically and globally.

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

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television, OTT and social channels, deploying new services for our subscribers, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne, CPS and Gramophone are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ended March 31, 2022, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

As our platform matures, we also expect our contribution margins* and Adjusted Operating Loss* to improve in the near and long term, which are non-GAAP measures as defined in section following below titled, “Non-GAAP Measures”. Historically, our live events business has not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative contribution margins* and operating losses. Beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Historically, we produced and digitally distributed the live music performances of many of these large global music events to fans all around the world. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital distribution). In April 2020, we also launched our first all-digital music festival, Music Lives, which aired continuously for over 48 straight hours, with nearly 100 artists and generated over 50 million livestreams and over 6.5 billion video views of the of hashtag #musiclives across TikTok. Music Lives was simulcast across our platform and on TikTok’s platform, who also sponsored the event. In March 2021, we held our second annual Music Lives festival, which featured 130 artists performing over 72 continuous hours generating nearly 28 million livestreams. In June 2021, we produced and livestreamed Social Gloves: Battle of the Platforms, a multifaced event featuring top social influencers from TikTok and You Tube in boxing matches and musical performances from DJ Khaled, Lil Baby, Migos, and Trippie Redd, among others.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the three months ended September 30, 2021 and 2020, all material amounts of our revenue were derived from customers located in the United States. We have one external customer that accounts for more than 10% of our revenue during the six months ended September 30, 2021 and 2020. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. Total revenues for this customer were 24% and 45% of our consolidated revenues for the six months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, one external customer accounted for 35% of our consolidated revenues.

This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond September 30, 2021 could cause our revenue to fluctuate significantly. Moreover, and with the addition of PodcastOne and CPS in July and December 2020, respectively, the percentage of this customer revenue concentration decreased substantially and this trend is expected to continue in the future. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the three months ended September 30, 2020, it did adversely impact parts of our business, namely our live events and programmatic advertising. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, the COVID-19 pandemic had an adverse impact on on-premise live music festivals, concerts and events. Most major global music festivals have been postponed until 2021 or indefinitely. With our acquisition of React Presents in February 2020, we were unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021 and the three months ended September 30, 2021, including our flagship live event Spring Awakening festival, which is typically annually produced in June. In January 2021, we announced our first-ever expansion of Spring Awakening music festival (“SAMF”) outside of Chicago with its first edition of “Spring Awakening Excursions” Cancun Awakening music festival which is a live event that was scheduled from April 28 to May 2, 2021. However, further outbreaks of COVID-19 have caused the postponement of this event to January 2022. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused a subset of our legacy advertising mix and demand to decline and as a result, overall advertising cost per thousand impressions/rates across our platform were subsequently reduced. Further, as of the date of this Quarterly Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become regularly available to us. Conversely, while the economic and health conditions in the United States and across the globe have changed rapidly since the end of our fiscal year ended March 31, 2020, we are presently experiencing growth in certain parts of our core business, including (i) growth in the number of live music events produced digitally and livestreamed during fiscal year ended March 31, 2021 (146 live events) as compared to fiscal year March 31, 2020 (42 live events), (ii) improvement in the monetization of these digital livestreams, which exceeded prior fiscal year by over 1,188% and (iii) new growth opportunities across our music platform, including podcasts, vodcasts, merchandising and PPV. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. For example, our largest customer was ordered to keep its main U.S. factory closed for a substantial amount of time during the quarter ended June 30, 2020.

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

The following table sets forth the reconciliation of AOI and AOL to Operating Income (loss), the most comparable GAAP financial measure (in thousands):

	Contribution Margin	Loss from Operations	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Loss
Three Months Ended September 30, 2021
Operations	$5,873	$(2,533)	$2,406	$1,185	$109	$-	$1,167
Corporate	-	(7,134)	9	3,660	227	-	(3,238)
Total	$5,873	$(9,667)	$2,415	$4,845	$336	$-	$(2,071)

Three Months Ended September 30, 2020
Operations	$4,260	$(3,968)	$2,221	$1,167	$-	$453	$(127)
Corporate	-	(3,158)	-	1,292	81	522	(1,263)
Total	$4,260	$(7,126)	$2,221	$2,459	$81	$975	$(1,390)

	Contribution Margin	Loss from Operations	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other Non- Operating Costs	Adjusted Operating Income (Loss)
Six months Ended September 30, 2021
Operations	$13,701	$(6,088)	$4,778	$3,328	$346	$-	$2,364
Corporate	-	(13,538)	16	6,603	733	-	(6,186)
Total	$13,701	$(19,626)	$4,794	$9,931	$1,079	$-	$(3,822)

Six months Ended September 30, 2020
Operations	$7,106	$(6,433)	$4,195	$2,518	$-	$707	$987
Corporate	-	(6,515)	-	2,823	371	889	(2,432)
Total	$7,106	$(12,948)	$4,195	$5,341	$371	$1,596	$(1,445)

Consolidated Results of Operations

Three Months Ended September 30, 2021, as compared to Three Months Ended September 30, 2020

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2021	2020
Revenue:	$21,924	$14,559

Operating expenses:
Cost of sales	16,051	10,299
Sales and marketing	2,599	2,076
Product development	2,178	2,288
General and administrative	9,246	5,615
Amortization of intangible assets	1,517	1,407
Total operating expenses	31,591	21,685
Loss from operations	(9,667)	(7,126)

Other income (expense):
Interest expense, net	(1,068)	(1,021)
Loss on extinguishment of debt	(4,321)	(1,488)
Other expense	(176)	(552)
Total other expense	(5,565)	(3,061)

Loss before provision for income taxes	(15,232)	(10,187)

Provision for income taxes	(4)	(2)

Net loss	$(15,236)	$(10,189)

Net loss per share – basic and diluted	$(0.19)	$(0.15)

Weighted average common shares – basic and diluted	78,351,655	69,035,037

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Depreciation expense
Cost of sales	$14	$-	-
Sales and marketing	41	47	-13%
Product development	688	452	52%
General and administrative	155	289	-46%
Total depreciation expense	$898	$788	14%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Stock-based compensation expense
Cost of sales	$191	$71	169%
Sales and marketing	223	591	-62%
Product development	473	312	52%
General and administrative	3,958	1,485	167%
Total stock-based compensation expense	$4,845	$2,459	97%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,
	2021	2020
Revenue	100%	100%
Operating expenses
Cost of sales	73%	71%
Sales and marketing	12%	14%
Product development	10%	16%
General and administrative	42%	39%
Amortization of intangible assets	7%	10%
Total operating expenses	144%	149%
Loss from operations	-44%	-49%
Other income (expense)	-25%	-21%
Loss before income taxes	-69%	-70%
Income tax provision	-%	-%
Net loss	-69%	-70%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Subscription services	$9,879	$7,732	28%
Advertising	8,808	5,492	60%
Merchandising	2,956	-	-
Sponsorship and licensing	168	204	-18%
Ticket/Event	113	1,131	-90%
Total Revenue	$21,924	$14,559	51%

Subscription Revenue

Subscription revenue increased $2.1 million, or 28%, to $9.9 million for the three months ended September 30, 2021, as compared to $7.7 million for the three months ended September 30, 2020. The increase was primarily as a result of subscriber growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased $3.3 million, or 60%, to $8.8 million for the three months ended September 30, 2021, as compared to $5.5 million for the three months ended September 30, 2020, which is primarily attributable to growth in advertising at PodcastOne.

Merchandising Revenue

Merchandising revenue increased to $3.0 million from $0 for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 due to the acquisition of CPS.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased less than $0.1 million, or 18%, to $0.2 million for the three months ended September 30, 2021, as compared to $0.2 million for the three months ended September 30, 2020. The decrease was primarily due to the lower number of live events held during the three months ended September 30, 2021 relative to the prior year comparable period.

Ticket/Event

Ticket/Event revenue decreased $1.0 million, or 90%, to $0.1 million for the three months ended September 30, 2021, as compared to $1.1 million for the three months ended September 30, 2020, driven by PPV events held in the prior year quarter such as Wonho and Modern Drummer Festival, with no comparable events in the current year quarter.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Subscription	$6,193	$5,169	20%
Advertising	7,184	4,248	69%
Production and Ticketing	995	882	13%
Merchandising	1,679	-	-%
Total Cost of Sales	$16,051	$10,299	56%

Subscription

Subscription cost of sales increased $1.0 million, or 20%, to $6.2 million for the three months ended September 30, 2021, as compared to $5.2 million for the three months ended September 30, 2020. The increase was in line with the higher subscription revenues noted above.

Advertising

Advertising cost of sales increased $2.9 million, or 69%, to $7.2 million for the three months ended September 30, 2021, as compared to $4.2 million for the three months ended September 30, 2020. The increase was in line with the higher advertising revenues noted above.

Production and Ticketing

Production cost of sales increased $0.1 million, or 13%, to $1.0 million for the three months ended September 30, 2021, as compared to $0.9 million for the three months ended September 30, 2020. The increase was primarily due to an increase in licensing fees related to live streamed events.

Merchandising

Merchandising cost of sales increased to $1.7 million from $0 for the three months ended September 30, 2021, as compared to the three months ended September 30, 2021 due to the acquisition of CPS.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Sales and marketing expenses	$2,599	$2,076	25%
Product development	2,178	2,288	-5%
General and administrative	9,246	5,615	65%
Amortization of intangible assets	1,517	1,407	8%
Total Other Operating Expenses	$15,540	$11,386	36%

Sales and Marketing Expenses

Sales and Marketing expenses increased $0.5 million, or 25%, to $2.6 million for the three months ended September 30, 2021, as compared to $2.1 million for the three months ended September 30, 2020, primarily driven by increased CPS marketing of $0.4 million which was acquired subsequent to September 30, 2020.

Product Development

Product development expenses decreased $0.1 million, or 5%, to $2.2 million for the three months ended September 30, 2021, as compared to $2.3 million for the three months ended September 30, 2020, partially driven by increased capitalized software costs as more time was spent on internal software development in the current quarter as compared to the same period in the prior year.

General and Administrative

General and administrative expenses increased $3.6 million, or 65%, to $9.2 million for the three months ended September 30, 2021, as compared to $5.6 million for the three months ended September 30, 2020, largely due to an increase in share-based compensation of $2.5 million and salaries of $1.2 million, partially driven by the addition of corporate personnel to support future growth.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.1 million, or 8%, to $1.5 million for the three months ended September 30, 2021, as compared to $1.4 million for the three months ended September 30, 2020, due to intangible assets acquired in the acquisition CPS, which was acquired subsequent to September 30, 2020.

Total Other Expense

Total other expense was as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Total other expense	$(5,565)	$(3,061)	82%

Total other expense increased $2.5 million, or 82%, to $5.6 million expense for the three months ended September 30, 2021, as compared to $3.1 million expense for the three months ended September 30, 2020. The increase is primarily driven by the $4.3 million loss on extinguishment of debt during the quarter ended September 30, 2021, which was approximately $2.8 million higher than the loss on extinguishment of debt recorded during the quarter ended September 30, 2020.

Six Months Ended September 30, 2021, as compared to Six Months Ended September 30, 2020

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended September 30,	Six Months Ended September 30,
	2021	2020

Revenue:	$60,691	$25,066

Operating expenses:
Cost of sales	46,990	17,960
Sales and marketing	7,348	3,422
Product development	4,333	4,374
General and administrative	18,623	9,600
Amortization of intangible assets	3,023	2,658
Total operating expenses	80,317	38,014
Loss from operations	(19,626)	(12,948)

Other income (expense):
Interest expense, net	(2,128)	(3,099)
Forgiveness of PPP loans	2,511	-
Loss on extinguishment of debt	(4,321)	(1,488)
Other income (expense)	284	(182)
Total other expense, net	(3,654)	(4,769)

Loss before provision for income taxes	(23,280)	(17,717)

Provision for income taxes	(7)	(4)
Net loss	$(23,287)	$(17,721)

Net loss per share – basic and diluted	$(0.30)	$(0.28)

Weighted average common shares – basic and diluted	77,670,598	64,127,618

The following table provides the depreciation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Depreciation expense
Cost of sales	$25	$-	-
Sales and marketing	74	106	-30%
Product development	1,287	1,059	22%
General and administrative	385	346	11%
Total depreciation expense	$1,771	$1,511	17%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Stock-based compensation expense
Cost of sales	$494	$122	305%
Sales and marketing	1,676	1,202	39%
Product development	632	754	-16%
General and administrative	7,129	3,263	118%
Total stock-based compensation expense	$9,931	$5,341	86%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended September 30,
	2021	2020
Revenue	100%	100%
Operating expenses
Cost of sales	77%	72%
Sales and marketing	12%	14%
Product development	7%	17%
General and administrative	31%	38%
Amortization of intangible assets	5%	11%
Total operating expenses	132%	152%
Loss from operations	-32%	-52%
Other income (expense)	-6%	-19%
Loss before income taxes	-38%	-71%
Income tax provision	-%	-%
Net loss	-38%	-71%

Revenue

Revenue was as follows (in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Subscription services	$18,962	$16,602	14%
Advertising	16,745	5,743	192%
Merchandising	6,616	-	-%
Sponsorship and licensing	5,304	1,379	285%
Ticket/Event	13,064	1,342	873%
Total Revenue	$60,691	$25,066	142%

Subscription Services Revenue

Subscription services revenue increased to $19.0 million during the six months ended September 30, 2021, as compared to $16.6 million during the six months ended September 30, 2020, an increase of $2.4 million or 14% primarily as a result of subscriber growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased to $16.7 million during the six months ended September 30, 2021, as compared to $5.7 million during the six months ended September 30, 2020, an increase of $11.0 million or 192% due to growth in advertising at PodcastOne year over year.

Sponsorship and licensing

Sponsorship and licensing revenue increased to $5.3 million during the six months ended September 30, 2021, as compared to $1.4 million for the six months ended September 30, 2020, an increase of $3.9 million or 285%, primarily driven by the sponsorship and licensing revenues earned related to the Social Gloves event held during the three months ended June 30, 2021 with no comparable event held during the prior year.

Merchandising Revenue

Merchandising revenue increased to $6.6 million from $0 for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020 due to the acquisition of CPS in December 2020.

Ticket/Event Revenue

Ticket/Event revenue increased $11.7 million to $13.1 million for the six months ended September 30, 2021, as compared to $1.3 million for the six months ended September 30, 2020. The increase was due to PPV ticket fees and production revenues earned related to the Social Gloves event held during the six months ended September 30, 2021 with no comparable event held during the prior year comparable period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Subscription	$12,649	$11,239	13%
Advertising	16,613	4,248	291%
Production and Ticketing	13,536	2,473	447%
Merchandising	4,192	-	-%
Total Cost of Sales	$46,990	$17,960	162%

Subscription

Subscription cost of sales increased $1.4 million, or 13%, to $12.6 million for the six months ended September 30, 2021, as compared to $11.2 million for the six months ended September 30, 2020. The increase was in line with the higher subscription revenues noted above.

Advertising

Advertising cost of sales increased $12.4 million, or 291%, to $16.6 million for the six months ended September 30, 2021, as compared to $4.2 million for the six months ended September 30, 2020. The increase was in line with the higher advertising revenues noted above.

Production and Ticketing

Production cost of sales increased $11.1 million, or 447%, to $13.5 million for the six months ended September 30, 2021, as compared to $2.5 million for the six months ended September 30, 2020. The increase was primarily due to production costs of approximately $6.2 million related to the Social Gloves event held during the six months ended September 30, 2021.

Merchandising

Merchandising cost of sales increased to $4.2 million from $0 for the six months ended September 30, 2021, as compared to the six months ended September 30, 2021 due to the acquisition of CPS in December 2020.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Sales and marketing expenses	$7,348	$3,422	115%
Product development	4,333	4,374	-1%
General and administrative	18,623	9,600	94%
Amortization of intangible assets	3,023	2,658	14%
Total Other Operating Expenses	$33,327	$20,054	66%

Sales and Marketing Expenses

Sales and marketing expenses increased $3.9 million, or 115%, to $7.3 million for the six months ended September 30, 2021, as compared to $3.4 million for the six months ended September 30, 2020. The $3.9 million increase was largely due higher salaries and wages of $1.6 million and stock-based compensation of $0.2 million driven by the addition of sales and marketing personnel, as well as increased CPS marketing of $0.4 million which was acquired subsequent to September 30, 2020.

Product Development

Product development expenses remained consistent year over year at $4.3 million for the six months ended September 30, 2021, as compared to $4.4 million for the six months ended September 30, 2020.

General and Administrative

General and administrative expenses increased $9.0 million, or 94%, to $18.6 million for the six months ended September 30, 2021, as compared to $9.6 million for the six months ended September 30, 2020. The increase was largely due to an increase in share-based compensation of $3.9 million and salaries and benefits of $2.7 million, partially driven by the addition of corporate personnel to support future growth and the timing of vesting of share-based awards.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.4 million, or 14%, to $3.0 million for the six months ended September 30, 2021, as compared to $2.7 million for the six months ended September 30, 2020. The increase was due to intangible assets acquired in the acquisition CPS, which was acquired subsequent to September 30, 2020.

Total Other Expense, net

Total other expense. net was as follows (in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Total other expense, net	$(3,654)	$(4,769)	-23%

Total other expense, net decreased $1.1 million to $3.7 million for the six months ended September 30, 2021, as compared to $4.8 million expense for the six months ended September 30, 2020. The decrease was primarily due a result of lower interest expense primarily driven by the interest rate on the Harvest Notes of 8.5% during the quarter ended September 30, 2021, when compared to the interest rate on the senior secured debentures of 12.5% which were outstanding during the quarter ended September 30, 2020.

Business Segment Results

Three Months Ended September 30, 2021, as compared to Three Months Ended September 30, 2020

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Revenue	$21,924	$14,559	51%

Cost of Sales	16,051	10,299	56%
Sales & Marketing, Product Development and G&A	6,889	6,821	1%
Intangible Asset Amortization	1,517	1,407	8%
Operating Loss	(2,533)	(3,968)	-36%
Operating Margin	-12%	-27%	-%
AOI (AOL)*	$1,167	$(127)	1,019%
AOI (AOL) Margin*	5%	-1%	-%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI.

Revenue

Revenue increased $7.4 million, or 51%, during the three months ended September 30, 2021, as compared to $14.6 million for the three months ended September 30, 2020, primarily due to increased subscription revenue of $2.1 million as a result of subscriber growth with our largest OEM customer, increased advertising revenue of $3.3 million as a result of growth in advertising at PodcastOne, and merchandising revenue of $3.0 million during the three months ended September 30, 2021 with no revenues in the comparable prior year period due to the acquisition of CPS subsequent to September 30, 2020.

Operating Loss

Operating loss decreased $1.4 million, or 36%, to $2.5 million for the three months ended September 31, 2021, as compared to $4.0 million for the three months ended September 30, 2020, as a result of the $1.6 million increase in contribution margin primarily due to the CPS in addition to the increases in revenues described above.

Adjusted Operating Income

Operations AOI increased by $1.3 million, or 1,019%, to $1.2 million for the three months ended September 30, 2021, as compared to $0.1 million loss for the three months ended September 30, 2020. This was largely due to the increased contribution margin and partially offset by higher operating expenses, described above.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Sales & Marketing, Product Development and G&A	$7,134	$3,158	126%
Operating Loss	$(7,134)	$(3,158)	126%
Operating Margin	N/A	N/A	-%
AOL*	$(3,238)	$(1,263)	156%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Operating Loss

Operating loss increased $3.9 million, or 126%, to $7.1 million for the three months ended September 30, 2021, as compared to $3.2 million for the three months ended September 30, 2020 largely as a result of increased salaries and wages of $1.1 million due to the addition of corporate personnel and increased stock-based compensation of $2.1 million.

Adjusted Operating Loss

Corporate AOL increased $2.0 million, or 156%, to $3.2 million for the three months ended September 30, 2021, as compared to $1.3 million for three months ended September 30, 2020. The increase was largely due to the increase in cash based operating costs described above related to salaries and wages.

Six Months Ended September 30, 2021 as compared to Six Months Ended September 30, 2020

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Revenue	$60,691	$25,066	142%

Cost of Sales	46,990	17,960	162%
Sales & Marketing, Product Development and G&A	16,766	10,881	54%
Intangible Asset Amortization	3,023	2,658	14%
Operating Loss	$(6,088)	$(6,433)	-5%
Operating Margin	-10%	-26%	-%
AOI	$2,364	$987	140%
AOI Margin*	4%	4%	-%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI.

Revenue

Revenue increased $35.6 million, or 142%, during the six months ended September 30, 2021, as compared to $25.1 million for the six months ended September 30, 2020, primarily due to increased subscription revenue of $2.4 million as a result of subscriber growth with our largest OEM customer, increased advertising revenue due to advertising growth at PodcastOne, increased sponsorship and licensing revenue of $3.9 million driven by the Social Gloves event held during the three months ended June 30, 2021, and merchandising revenue of $6.6 million with no revenues in the comparable prior year period due to the acquisition of CPS subsequent to September 30, 2020.

Operating Loss

Operating loss decreased $0.3 million, or 5%, to $6.1 million for the six months ended September 30, 2020, as compared to $6.4 million for the six months ended September 30, 2020, primarily as a result of a $6.6 million improvement in contribution margins* from operations primarily due to the Social Gloves event held during the six months ended September 30, 2021, with no comparable event in the prior year comparable period, partially offset by a $5.9 million increase in sales & marketing, product development and G&A during the six months ended September 30, 2020, as compared to the same period in the prior year. This was primarily driven by the addition of corporate personnel, the timing of vesting of share-based awards, and operating costs associated with the Social Gloves event.

Adjusted Operating Income (Loss)

AOI* increased $1.4 million, or 140%, from a $1.0 million AOI* for the six months ended September 30, 2020, to a $2.4 million AOI* for the six months ended September 30, 2021, primarily as a result of a $6.6 million improvement in contribution margins* from operations primarily due to the Social Gloves event held during the three months ended June 30, 2021, with no comparable event in the prior year comparable period, offset by a $5.9 million increase in sales & marketing, product development and G&A described above. Additionally, the increase in AOI* was driven by increased contribution margins from the Social Gloves event during the six months ended September 30, 2021, offset by increased recurring cash based operating costs related to sales and marketing, product development and G&A.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2021	2020	% Change
Sales & Marketing, Product Development and G&A	$13,538	$6,515	108%
Operating Loss	$(13,538)	$(6,515)	108%
Operating Margin	-100%	-100%	-%
AOL*	$(6,186)	$(2,432)	154%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of AOL.

Corporate Operating Loss

Corporate operating loss increased $7.0 million, or 108%, from a $6.5 million loss for the six months ended September 30, 2020, to a $13.5 million loss for the six months ended September 30, 2021. The increase was primarily due to a $6.2 million increase in G&A expenses as the result of addition of corporate personnel and the timing of vesting of share-based awards.

Adjusted Operating Loss

Corporate AOL* increased $3.8 million, or 154%, from a $2.4 million AOL* for the six months ended September 30, 2020, to a $6.2 million AOL* for the six months ended September 30, 2020. The increase was largely due to increased recurring cash based operating costs related to sales and marketing, product development and G&A.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $16.7 million, which primarily are invested in cash in banking institutions in the U.S. In April 2020, we received approximately $2.0 million under the U.S. Government’s Paycheck Protection Plan (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was subsequently forgiven in April 2021. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, public offerings, bank debt financing in fiscal year 2018 and the secured convertible debentures financing in June 2018 and February 2019. In June 2021 we entered into a Revolving Credit Facility (See Note 11 – Senior Secured Revolving Line of Credit to our condensed consolidated financial statements) and drew down aggregate advance amounts of $6.0 million. As of September 30, 2021, we had notes payable balance of $0.8 million, $7.7 million in aggregate principal amount of unsecured convertible notes, secured convertible notes with aggregate principal balances of $15.0 million, and Revolving Credit Facility with a principal balance of $7.0 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $15.2 million and used cash of $7.0 million in operating activities for the six months September 30, 2021 and had a working capital deficiency of $17.6 million as of September 30, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

In February 2020, we acquired React Presents in exchange for $2.0 million in convertible debt issued by React Presents. The convertible debt has a term of 2 years, bears interest at 8% per year and has a conversion price of $4.50 per share of our common stock. As of September 30, 2021, the outstanding balance, including principal and interest, was $2.3 million.

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

In September 2020, we entered into a Securities Purchase Agreement with a certain existing institutional investor pursuant to which we sold our 8.5% Subordinated Secured Convertible Note in the principal amount of $15.0 million. In connection with such financing, we agreed to issue to such investor’s designees 800,000 shares of our common stock. The notes mature on June 3, 2023 (as a result of the June 2021 note extension, we also agreed to issue 60,000 shares of our common stock to the holders of the Harvest Notes), accrue interest at 8.5% per year, payable quarterly in cash in arrears, and are convertible into shares of our common stock at a conversion price of $4.50 per share at the investor’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations.

On January 11, 2021, we entered into an Amendment of Notes Agreement with Trinad Capital, a related party, pursuant to which the maturity date of all of the Trinad Notes issued to Trinad Capital was extended to May 31, 2022, and in consideration of such extension, the interest rate payable under such notes increased to 8.5%, and we issued to Trinad Capital 280,000 shares of our common stock.

On August 11, 2021, we entered into an Amendment of the Notes Agreement with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes issued to Trinad Capital was extended to May 31, 2023, and in consideration of such extension, we issued to Trinad Capital 33,654 shares of our common stock.

As of September 30, 2021 and March 31, 2021, we had an outstanding unsecured convertible notes (the “Trinad Notes”) of $5.7 million and $5.5 million, respectively, in principal and accrued interest, issued to Trinad Capital.

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

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our unsecured and/or secured convertible notes, and pay down our debt, in part or in full, subject to repayment limitation set forth in the credit agreement. Management plans to fund our operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a universal shelf Registration Statement on Form S-3, which became effective on February 7, 2019, allowing us to issue various types of securities, including common stock, preferred stock, warrants, debt securities, units, or any combination of such securities, up to an aggregate amount of $150.0 million, of which $121.5 million is remaining as of the date of this Quarterly Report.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(6,981)	$(4,914)
Net cash used in investing activities	(2,042)	(224)
Net cash provided by financing activities	6,991	13,680
Net change in cash, cash equivalents and restricted cash	$(2,032)	$8,542

Cash Flows Used In Operating Activities

For the six months ended September 30, 2021

Net cash used in our operating activities of $7.0 million primarily resulted from our net loss during the period of ($23.3) million, which included non-cash charges of $16.9 million largely comprised of depreciation and amortization, stock-based compensation, and loss on extinguishment of debt. In addition, our net loss during the period included non-cash income of $2.5 million as a result of a gain on forgiveness of PPP loans. The remainder of our sources of cash used in operating activities of $0.6 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and deferred revenue.

For the six months ended September 30, 2020

Net cash used in our operating activities of $4.9 million primarily resulted from our net loss during the period of ($17.7) million, which included non-cash charges of $10.8 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, change in fair value of embedded derivatives, loss on extinguishment of debt and stock-based compensation. The remainder of our sources of cash used in operating activities of $2.0 million was from changes in our working capital, primarily from timing of accounts payable, accrued expenses, prepaid expenses and other current assets, long term liabilities and accounts receivable.

Cash Flows Used In Investing Activities

For the six months ended September 30, 2021

Net cash used in investing activities of ($2.0) million was primarily due to the ($2.0) million cash used for the purchase of capitalized internally developed software costs during the six months ended September 30, 2021.

For the six months ended September 30, 2020

Net cash used in investing activities of ($0.2) million was primarily due to the ($1.5) million cash used for the purchase of capitalized internally developed software costs during the quarter ended September 30, 2020 net of the $1.3 million acquired in the acquisition of PodcastOne.

Cash Flows Provided by Financing Activities

For the six months ended September 30, 2021

Net cash provided by financing activities of $7.0 million was due to proceeds from the drawdown on the revolving line of credit of $7.0 million and proceeds from employee stock options of $0.6 million, partially offset by payments on capital lease liabilities of ($0.2) million and the repayment of a note payable of ($0.4) million.

For the six months ended September 30, 2020

Net cash provided by financing activities of $13.7 million was primarily due to $13.1 million of proceeds from secured convertible notes net of ($10.8) million to repay the secured convertible debentures, $9.0 million proceeds from the issuance of shares of common stock, $2.1 million proceeds from notes payable and $0.5 million proceeds from exercises of stock options.

Debt Covenants

As of September 30, 2021, we were in full compliance with all covenants.

Contractual Obligations and Commitments

During the six months ended September 30, 2021, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have not added any future minimum commitments for the fiscal year ending March 31, 2022, or for the fiscal year ending March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2021 Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted material weaknesses as described in our 2021 Form 10-K. During FY 2022, we have made the following enhancements to our internal control over financial reporting:

●	We added finance and accounting personnel to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over our disclosures; and

●

We implemented new policies and procedures relevant to the preparation of our financial statements to improve communication of key areas across the different departments to provide adequate structure, accountability, and segregation of duties;

Our remediation activities are continuing during FY 2022. In addition to the above actions, we expect to engage in additional activities, including, but not limited to:

●	Designing and implementing formal processes, accounting policies, procedures, and controls supporting our financial close process, including standardization of financial reporting data

●	Continuing to implement additional controls within existing IT systems relevant to the preparation of our financial statements and controls over financial reporting to improve communication of key areas across departments and to provide adequate structure, accountability, and segregation of duties.

We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses.

While we have made progress, our material weaknesses will not be considered remediated until we complete the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are effective. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting.

As management continues to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary.

Other than as described above, there have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2018, Manatt Phelps& Phillips, LLP (“Manatt”) served our Company with a complaint filed on February 22, 2018 in the Supreme Court of the State of California County of Los Angeles against us. The complaint alleges, among other things, breach of contract and breach of promissory note. Plaintiff is seeking damages of $0.2 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. On April 12, 2018, we filed an answer that generally denied all the claims in the complaint. On February 19, 2019, in connection with the settlement of the plaintiff’s Delaware action (as discussed below), the parties settled this matter agreeing that we would repay this note and accrued interest in full by June 30, 2019. Such settlement was approved by the court on March 4, 2019, and the plaintiff dismissed this action against the Company without prejudice. No additional consideration was paid by us to the plaintiff related to this settlement. As of September 30, 2021 the promissory note and related Delaware and California judgments have been satisfied in full.

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin and Blake Indursky. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) of $1.25 million into our Company in 2016, our purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Plaintiffs seek monetary damages and injunctive relief. Plaintiffs also sued Computershare for negligence and for injunctive relief relating to the refusal to transfer certain restricted shares of the Company’s common stock owned by the plaintiffs, and as a result of a subsequent mutual settlement, the claims against Computershare were dismissed. Plaintiffs are seeking injunctive relief, damages of approximately $26.7 million, plus interest, attorneys’ fees and costs and other such relief as the court may award. We have denied and continue to deny plaintiffs’ claims. We believe that the complaint is an intentional act by the plaintiffs to publicly tarnish our and our senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. On June 26, 2018, we and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award.  In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for its costs and expenses incurred in connection with this matter. The parties are currently engaged in pre-trial proceedings, including continuing discovery efforts with the trial not expected to commence, if any, until our fiscal year ending March 31, 2022 (unless further delayed as a result of the COVID-19 pandemic). As of March 31, 2021, all of plaintiffs’ claims other than fraudulent inducement and breach of the employment agreement were dismissed or addressed by the parties or the court. In March 2021, we filed our summary judgement motion, and the plaintiffs filed their opposition to the motion. The oral argument on the summary judgment motion is scheduled for November 4, 2021. While a trial date has not yet been set, if our summary judgment motion is not successful, we expect the trial to commence sometime during the fiscal year ended March 31, 2022. We intend to continue to vigorously defend all defendants against any liability to the plaintiffs with respect to the remaining claims, and we believe that the allegations are without merit and that we have strong defenses. As of September 30, 2021, while we have assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on our business, financial condition and results of operations.

In July 2021, Simply Greatness Productions, LLC (“SGP”) served our Company with a complaint filed on July 21, 2021 in the Superior Court of the State of California County of Los Angeles against us and Paul Cazers. The complaint seeks damages for an alleged breach of contract by us and an alleged breach of contract by Mr. Cazers related to the “Social Gloves: Battle of the Platforms” boxing event (the “Event”), alleges that we fraudulently induced SGP to commit to an oversize production budget based upon us knowing or negligent misrepresentation as to the anticipated pay-per-view sales for the Event, and seeks an accounting on the performance of the Event. We intend to file an answer to the complaint and to vigorously defend ourselves against any liability to the plaintiffs with respect to the claims.

On July 22, 2022, we filed a complaint against SGP, Austin McBroom, Catherine Paiz McBroom and Allen McBroom in the Superior Court of the State of California County of Los Angeles. The complaint arises from defamatory statements the defendants made following the Event claiming that we lied about the ticket sales. SGP’s financial auditor has validated our representations. In addition, the complaint alleges a breach of contract based on SGP’s willful failure to collaborate with us on marketing the Event resulting in poor ticket sales which, in turn, meant reduced fees to us. The complaint further alleges fraud and intentional interference with prospective economic advantage. We are asking the court to award no less than $100 million in damages.

During each of the quarters ended September 30, 2021 and 2020, we recorded aggregate legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties of $0, respectively. During the years ended March 31, 2021 and 2020, the full amounts were expensed and included in general and administrative expenses.

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 24% of our consolidated revenue for the six months ended September 30, 2021, and 45% of our consolidated revenue for the six months ended September 30, 2020. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our accompanying condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $23.3 million and $17.7 million for the six months ended September 30, 2021 and 2020, respectively, and cash used in operating activities of $7.0 million and $4.9 million for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $193.2 million and a working capital deficiency of $17.6 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States, and continues as of the date of this Quarterly Report. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the first quarter of fiscal March 31, 2021, namely our live events and programmatic advertising. We began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact is expected to continue throughout at least the fiscal year ending March 31, 2022, and possibly longer. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume. Some in person festivals, concerts and events have resumed in the quarter ended June 30, 2021. With our acquisition of React Presents in February 2020, we were unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021, including our flagship live event Spring Awakening festival which is typically annually produced in June. With our Spring Awakening - Autumn Equinox festival held on October 2 and 3, 2021 in Chicago, Illinois, we have resumed producing certain live events; however, there can be no assurance that we will continue to be able to produce our flagship live event Spring Awakening festival or other live events due to the uncertainties surrounding the COVID-19 pandemic, or that the number of paid festival and live event attendees will reach the same levels as pre pandemic. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused advertising demand to decline and as a result, overall advertising cost per thousand impressions rates across our platform were subsequently reduced. Furthermore, as of the date of this Quarterly Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available to us. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a continued or periodic business disruption and reduced operations. For example, our largest customer was ordered to keep its main U.S. factory closed for a substantial amount of time in 2020.

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

Our revenue, margins and other operating results could vary significantly in the future from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control, including, as a result of our acquisition of React Presents in February 2020, PodcastOne in July 2020 and CPS in December 2020, and our entry into holding, promoting and managing our live festivals and events, podcasting and the merchandise personalization industry. Factors that may contribute to the variability of our operating results and cause the market price of our common stock to fluctuate include:

●	the entrance of new competitors or competitive products in our market, whether by established or new companies;

●	our ability to retain and grow the number of our active user base and increase engagement among new and existing users;

●	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased product taxes;

●	our revenue mix, which drives gross profit;

●	seasonal or other shifts in festival, event, advertising and CPS revenue;

●	the timing of the launch of our new or updated festivals, events, products, platforms, channels, podcasts or features;

●	the addition or loss of popular content or talent;

●	the popularity of EDM and EDM festivals, events, concerts and clubs;

●	the popularity of podcasts and specifically our podcast content;

●	continued impact of the COVID-19 pandemic on our quarterly and annual results;

●	an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

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

Risks Related to Our Indebtedness

We may not have the ability to repay the amounts then due under the Revolving Credit Facility, Harvest Notes and/or convertible notes at maturity.

At maturity, the entire outstanding principal amount of the Revolving Credit Facility, the Harvest Notes and the unsecured convertible notes will become due and payable by us. As of September 30, 2021, $2.2 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in in fiscal 2022, $0.1 million is due in in fiscal 2023 and $27.1 million thereafter.

Our failure to repay any outstanding amount of the Harvest Notes or convertible notes would constitute a default under such indentures. A default would increase the interest rate to the default rate under the Harvest Notes or the maximum rate permitted by applicable law until such amount is paid in full. A default under the Harvest Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the Harvest Notes or convertible notes or make cash payments thereon. Furthermore, upon the occurrence and during the continuation of any event of default, the agent, for the benefit of the holders of the Harvest Notes, shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral. We do not have the right to prepay the Harvest Notes prior to their maturity.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of September 30, 2021 was $28.7 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with Revolving Credit Facility lender and the holders of the Harvest Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the holders of the Harvest Notes or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

If we do not comply with the provisions of the Revolving Credit Facility and the Harvest Notes, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

The Revolving Credit Facility and the Harvest Notes contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement) and of Free Cash (as defined in the Harvest Notes). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of September 30, 2021, we were in full compliance with these covenants.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 17,600,000 shares of our common stock reserved for future issuance to our employees, directors and consultants. On September 17, 2020, our stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares, and we formally increased the size of the 2016 Plan during the quarter ended June 30, 2021. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2016 Plan, as amended, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

During the three months ended September 30, 2021, we issued 945,606 shares of our common stock valued at $2.4 million to our lenders, employees, consultants. We valued these shares at prices between $1.65 and $4.94 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Sales Agreement, dated as of August 23, 2021, between the Company and Needham & Company, LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2021).
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.4	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).
3.5	Certificate of Merger, dated as of September 30, 2021, between the Company and LiveOne, Inc. ((Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2021).

4.1	Convertible Promissory Note, dated as of February 5, 2020, between React Presents, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
4.2	Promissory Note, dated as of April 13, 2020, between the Company and MidFirst Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2020).
4.3	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.4	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.5	Promissory Note, dated as of June 2, 2021, issued by the Company to East West Bank (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the LiveOne, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.5†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.7†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.8†£	Employment Agreement, dated as of January 28, 2019, between the Company and Michael Bebel (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 24, 2019).
10.9†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.10	Amendment, dated as of September 20, 2019, to the Interactive Radio Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.11£	Amendment, dated as of September 27, 2019, to the Amended and Restated Interactive Radio and Music Services Agreement between Slacker, Inc. and a certain licensor of music content (Incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2019).
10.12	Membership Interest Purchase Agreement, dated as of February 5, 2020, among the Company, LiveXLive Events, LLC and LiveStyle NA Live Holdings, Inc. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 26, 2020).
10.13	Stock Purchase Agreement, dated as of May 7, 2020, by and among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.14£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).

10.15£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2020).
10.16	Subsidiary Guarantee, dated as of September 15, 2020, made by each of the Guarantors, in favor of the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.17	Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.18	Intellectual Property Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.19	Registration Rights Agreement, dated as of September 15, 2020, among the Company and the Buyer (as defined therein). (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.20	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.21	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.22†	Employment Agreement, dated as of November 16, 2020, between the Company and Michael Quartieri (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2020).
10.23	Stock Purchase Agreement, dated as of December 22, 2020, among the Company, Custom Personalization Solutions, Inc., LiveXLive Merchandising, Inc., the persons identified as “Sellers” on the signature pages thereto, and Scott R. Norman, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020).
10.24	Business Loan Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.25	Commercial Security Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.26†	Amendment No. 2 to the LiveOne, Inc. 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEONE, INC.

Date: October 29, 2021	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 29, 2021	By:	/s/ Michael A. Quartieri
Michael A. Quartieri
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)