Form 10-Q
period 2021-12-31
LiveOne, Inc.
filed 2022-02-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 10, 2022, there were 81,908,983 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	December 31,	March 31,
	2021	2021
Assets
Current Assets
Cash and cash equivalents	$12,396	$18,635
Restricted cash	260	135
Accounts receivable, net	17,868	10,567
Inventories	2,897	2,568
Prepaid expense and other assets	2,115	3,366
Total Current Assets	35,536	35,271
Property and equipment, net	4,752	4,367
Goodwill	23,380	22,619
Intangible assets, net	18,173	22,468
Other assets	802	1,044
Total Assets	$82,643	$85,769

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$43,400	$32,646
Accrued royalties	12,629	12,349
Notes payable, current portion	141	2,729
Deferred revenue	1,701	1,262
Unsecured convertible notes, net	-	1,976
Total Current Liabilities	57,871	50,962
Secured convertible notes, net	13,395	13,047
Unsecured convertible notes, net	5,786	5,501
Senior secured revolving line of credit	6,965	-
Notes payable, net	620	885
Lease liabilities, noncurrent	540	742
Due to Music Partner	-	3,937
Other long-term liabilities	174	2,422
Deferred income taxes	137	137
Total Liabilities	85,488	77,633

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 81,112,603 and 76,807,898 shares issued and outstanding, respectively	81	77
Additional paid in capital	202,093	178,000
Accumulated deficit	(205,019)	(169,941)
Total stockholders’ equity (deficit)	(2,845)	8,136
Total Liabilities and Stockholders’ Equity (Deficit)	$82,643	$85,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Revenue:	$32,895	$19,123	$93,586	$44,189

Operating expenses:
Cost of sales	27,666	14,564	74,654	32,524
Sales and marketing	3,466	3,059	10,814	6,481
Product development	1,657	2,534	5,990	6,908
General and administrative	8,550	5,162	27,173	14,762
Amortization of intangible assets	1,524	1,399	4,547	4,057
Total operating expenses	42,863	26,718	123,178	64,732
Loss from operations	(9,968)	(7,595)	(29,592)	(20,543)

Other income (expense):
Interest expense, net	(1,052)	(998)	(3,180)	(4,097)
Loss on extinguishment of debt	-	-	(4,321)	(1,488)
Forgiveness of PPP loans	-	-	2,511	-
Other income (expense)	(811)	(138)	(528)	(320)
Total other expense, net	(1,863)	(1,136)	(5,518)	(5,905)

Loss before provision for income taxes	(11,831)	(8,731)	(35,110)	(26,448)

Provision for (benefit from) income taxes	(40)	-	(32)	4
Net loss	$(11,791)	$(8,731)	$(35,078)	$(26,452)

Net loss per share – basic and diluted	$(0.15)	$(0.12)	$(0.45)	$(0.40)
Weighted average common shares – basic and diluted	78,188,050	72,356,093	77,670,598	66,880,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of September 30, 2021	79,001,821	$79	$195,769	$(193,228)	$2,620
Stock-based compensation	-	-	2,919	-	2,919
Vested employee restricted stock units	711,274	1	-	-	1
Exercise of employee stock options	165,000	-	272	-	272
Shares issued for Gramophone acquisition	79,365	-	89	-	89
Shares issued on amendment of unsecured convertible notes	1,155,143	1	3,044	-	3,045
Net loss	-	-	-	(11,791)	(11,791)
Balance as of December 31, 2021	81,112,603	$81	$202,093	$(205,019)	$(2,845)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of March 31, 2021	76,807,898	$77	$178,000	$(169,941)	$8,136
Stock-based compensation	536,770	1	13,288	-	13,289
Vested employee restricted stock units	1,247,915	1	-	-	1
Interest paid in kind	-	-	35	-	35
Exercise of employee stock options	400,460	-	872	-	872
Shares issued for CPS acquisition	791,398	1	1,825	-	1,826
Shares issued for Gramophone acquisition	79,365	-	89	-	89
Purchase price adjustment in connection with CPS acquisition	-	-	301	-	301
Unsecured convertible note premium	-	-	4,199	-	4,199
Shares issued on amendment of unsecured and secured convertible notes	1,248,797	1	3,484	-	3,485
Net loss	-	-	-	(35,078)	(35,078)
Balance as of December 31, 2021	81,112,603	$81	$202,093	$(205,019)	$(2,845)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2020	71,689,101	$72	$158,968	$(145,842)	$13,198
Shares issued for services to consultants and vendors	436,629	-	998	-	998
Stock-based compensation	-	-	1,568	-	1,568
Vested employee restricted stock units	706,222	1	(1)	-	-
Shares issued in the public offering, net of cost	-	-	198	-	198
Additional shares issued for PodcastOne acquisition	203,249	-	439	-	439
Shares issued for CPS acquisition	2,230,769	2	6,389	-	6,391
Shares to be issued for CPS acquisition	-	-	1,365	-	1,365
Net loss	-	-	-	(8,731)	(8,731)
Balance as of December 31, 2020	75,265,970	$75	$169,924	$(154,573)	$15,426

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance as of March 31, 2020	58,984,382	$59	$120,932	$(128,121)	$(7,130)
Shares issued for services to consultants and vendors	3,780,659	4	11,457	-	11,461
Stock-based compensation	-	-	5,120	-	5,120
Vested employee restricted stock units	1,963,274	2	(2)	-	-
Interest paid in kind	-	-	9		9
Exercise of employee stock options	120,001	-	481	-	481
Shares issued in the public offering, net of cost	1,820,000	2	7,327	-	7,329
Shares issued for PodcastOne acquisition	5,566,885	5	14,986	-	14,991
Shares issued for CPS acquisition	2,230,769	2	6,389	-	6,391
Shares to be issued for CPS acquisition	-	-	1,365	-	1,365
Shares issued in connection with Senior Secured Convertible Notes	800,000	1	1,860	-	1,861
Net loss	-	-	-	(26,452)	(26,452)
Balance as of December 31, 2020	75,265,970	$75	$169,924	$(154,573)	$15,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(35,078)	$(26,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,230	6,368
Interest paid in kind	35	453
Stock-based compensation	12,059	8,033
Amortization of debt discount	986	1,025
Change in fair value of bifurcated embedded derivatives	(110)	(827)
Change in fair value of contingent consideration liability	(173)	(39)
Forgiveness of PPP Loans	(2,511)	-
Loss on extinguishment of debt	4,321	1,488
Debt conversion expense	756	-
Deferred income taxes	(41)	-
Changes in operating assets and liabilities:
Accounts receivable	(7,297)	(2,218)
Prepaid expenses and other current assets	921	(1,044)
Inventories	(328)	5
Other assets	255	-
Deferred revenue	387	428
Accounts payable and accrued liabilities	8,536	4,087
Other liabilities	(174)	(407)
Net cash used in operating activities	(10,226)	(9,100)

Cash Flows from Investing Activities:
Increase in cash from the acquisition of CPS	-	2,418
Acquisition of Gramophone	(150)
Purchases of property and equipment	(2,888)	(2,229)
Purchases of intangible assets	(84)	-
Net cash provided by (used in) investing activities	(3,122)	189

Cash Flows from Financing Activities:
Repayment of secured convertible debentures	-	(10,823)
Repayment of note payable	(351)	-
Proceeds from secured convertible notes	-	13,139
Debt issuance costs	-	(190)
Proceeds from issuance of shares of common stock, net	-	9,395
Payments on capital lease liability	(252)	(85)
Proceeds from exercise of stock options	872	481
Proceeds from drawdown on senior secured revolving line of credit	6,965	-
Proceeds from notes payable	-	2,145
Net cash provided by financing activities	7,234	14,062

Net change in cash, cash equivalents and restricted cash	(6,114)	5,151
Cash, cash equivalents and restricted cash, beginning of period	18,770	12,437
Cash, cash equivalents and restricted cash, end of period	$12,656	$17,588

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8	$-
Cash paid for interest	$1,081	$651

Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally-developed software	$148	$212
Fair value of 5,566,885 shares of the Company’s common stock issued in connection with the PodcastOne acquisition	-	14,991
Fair value of 60,000 shares of common stock issued in connection with Secured Convertible Notes	$320	-
Fair value of 33,654 shares of common stock issued in connection with Related Party Unsecured Convertible Notes	122	-
Fair value of 1,155,143 shares of common stock issued upon conversion of Unsecured Convertible Notes	3,045
Forgiveness of PPP loan	$2,511	-
Fair value of 2,679,459 shares of common stock issued upon settlement of accounts payable	$-	$8,657
Fair value of shares issued in connection with CPS acquisition	$2,127	6,391
Fair value of unsecured convertible note premium	$4,199	$-
Non-cash settlement for issuable or prepaid shares	$-	$494
Fair value of 79,365 shares of common stock issued in connection with the Gramophone acquisition	89	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

(formerly LiveXLive Media, Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended December 31, 2021 and 2020

Note 1 — Organization and Basis of Presentation

Organization

LiveOne, Inc. (formerly LiveXLive Media, Inc.) (“LiveOne”) together with its subsidiaries (“we,” “us,” “our” or the “Company”) is a Delaware corporation headquartered in Beverly Hills, California. The Company is a creator-first, music, entertainment and technology platform focused on delivering premium experiences and content worldwide through memberships, subscriptions and live and virtual events.

On December 29, 2017, LiveOne acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the issued and outstanding equity interests of Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”) (see Note 4 – Business Combinations). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired 100% of the issued and outstanding equity interests of Custom Personalization Solutions, Inc. (“CPS”) (see Note 4 – Business Combinations). On October 17, 2021, the Company through its wholly owned subsidiary LiveXLive PR, Inc., acquired 100% of the issued and outstanding equity interests of Gramophone Media, Inc. (“Gramophone”) (see Note 4 – Business Combinations).

Basis of Presentation

The presented financial information includes the financial information and activities of PodcastOne for the three and nine months ended December 31, 2021 (91 days and 274 days, respectively) and for the three months and nine months ended December 31, 2020 (91 days and 184 days, respectively). The presented financial information includes the financial information and activities of CPS for the three and nine months ended December 31, 2021 (91 days and 274 days, respectively) and for the three and nine months ended December 31, 2020 (10 days and 10 days, respectively). The presented financial information includes the financial information and activities of Gramophone for the three and nine months ended December 31, 2021 (75 days and 75 days, respectively) and December 31, 2020 (0 days).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2021, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2021. The results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2022 (“fiscal 2022”). The condensed consolidated balance sheet as of March 31, 2021 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2021 (the “2021 Form 10-K”).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $12.7 million as of December 31, 2021). As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, and incurred a net loss of $11.8 million during the quarter ended December 31, 2021 and had a working capital deficiency of $22.3 million as of December 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a universal shelf Registration Statement on Form S-3 which became effective in February 2019 pursuant to which as of the date of this Quarterly Report the Company has the ability to raise up to $150.0 million in cash from the sale of equity, debt and/or other financial instruments, of which $121.5 million during the period equal to the shorter of (i) 6 months from February 7, 2022 and (ii) the date when the New Shelf S-3 is declared effective by the SEC. The Company also filed a replacement universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC on February 4, 2022, pursuant to which, if declared effective by the SEC, the Company will have the ability to raise up to $150.0 million in cash from the sale of its equity, debt and/or other financial instruments. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services and may negatively impact its ability to retain key personnel. During the quarter ended June 30, 2021, the Company entered into a $7.0 million senior secured revolving credit facility (see Note 11 – Senior Secured Revolving Line of Credit ). Management may seek additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that the Company will be on terms that are satisfactory to it. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. If the Company is unable to obtain sufficient financing when needed, the Company may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

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

At December 31, 2021 and 2020, the Company had 3,438,624 and 4,423,334 options outstanding, respectively, 3,970,118 and 3,943,095 restricted stock units outstanding, respectively, 0 and 167,363 warrants outstanding, respectively, and 5,403,693 and 5,613,374 shares of common stock issuable, respectively, underlying the Company’s convertible debt.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the nine months ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Cash and cash equivalents	$12,396	$17,353
Restricted cash	260	235
Total cash and cash equivalents and restricted cash	$12,656	$17,588

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of December 31, 2021 and March 31, 2021, the Company had restricted cash of $0.3 million and $0.1 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its subscription receivables. At December 31, 2021, the Company had two customers that made up 17% and 15%, respectively, of the total accounts receivable balance. At March 31, 2021, the Company had two customers that made up 21% and 15%, respectively, of the total accounts receivable balance.

The Company’s accounts receivable at December 31, 2021 and March 31, 2021 is as follows (in thousands):

	December 31,	March 31,
	2021	2021
Accounts receivable, gross	$18,382	$10,679
Less: Allowance for doubtful accounts	514	112
Accounts receivable, net	$17,868	$10,567

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

As the loans were forgiven and we were released from being the primary obligor, we recognized income in the amount forgiven in accordance with ASC 470-20. The Company recognized a gain on forgiveness of the PPP loans during the quarter ended June 30, 2021 and is included in Other income (expense) in the accompanying condensed consolidated Statement of Operations for the nine months ended December 31, 2021.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides additional guidance on measuring revenue contracts with customers acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, at fair value on the acquisition date. The amendments in this update require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments in this update improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments in this ASU are effective and applied prospectively for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company prospectively adopted this guidance in the current quarter. The adoption of this standard did not have a material impact to the condensed consolidated financial statements.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), to increase the transparency of government assistance for accounting for transactions with governments by applying a grant or contribution model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance), including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Diversity currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities because of the lack of specific authoritative guidance in GAAP. The amendments in this ASU will provide comparable and transparent information to financial statement users. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue
Subscription Services	$10,698	$8,346	$29,660	$24,948
Advertising	8,541	7,710	25,286	13,453
Merchandising	6,442	796	13,058	796
Sponsorship and Licensing	1,194	2,087	6,498	3,466
Ticket/Event	6,020	184	19,084	1,526
Total Revenue	$32,895	$19,123	$93,586	$44,189

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

The following table summarizes the significant changes in contract liabilities balances during the nine months ended December 31, 2021 (in thousands):

Contract Liabilities
Balance as of March 31, 2021	$1,262
Revenue recognized that was included in the contract liability at beginning of period	(456)
Increase due to cash received, excluding amounts recognized as revenue during the period	895
Balance as of December 31, 2021	$1,701

Note 4 — Business Combinations

Gramophone

On October 17, 2021, the Company’s wholly owned subsidiary, LiveXLive PR, Inc., acquired 100% of the equity interests of Gramophone for net consideration of $0.4 million consisting of 250,000 shares of the Company’s common stock with a fair value of $0.1 million net of a 25% discount for lack of marketability described below, contingent consideration with a fair value of $0.2 million comprised of shares held in escrow and a cash earnout, and cash of $0.2 million. The shares of the Company’s common stock were subject to a twelve-month lock-up period and remain subject to sales volume restrictions.

Fair Value of Consideration Transferred:
Cash	$150
Common stock	89
Contingent consideration	174
Total	$413

Contingent consideration in the form of a cash earnout of $0.3 million will be paid to the seller of Gramophone if, during the period commencing June 1, 2021 and ending on May 31, 2022 (“First Year Target”), Gramophone reports GAAP revenues of $1.4 million and EBITDA (as defined in the purchase agreement) of $0.3 million. If the First Year Target is not met, the cash earnout will be paid to the seller of Gramophone if, during the period commencing June 1, 2022 and ending on May 31, 2023 (“Second Year Target”), Gramophone reports GAAP revenues of $2 million and EBITDA of $0.5 million. Based on their likelihood of achievement management’s current estimate of the value of the contingent consideration related to the cash earnout was valued at $0.1 million. The contingent consideration liability of $0.1 million is classified within Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at December 31, 2021 (see Note 14 – Other Long-Term Liabilities). The remaining contingent consideration included in the purchase price was not material and is included in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at December 31, 2021.

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s single reportable segment. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of Gramophone, the goodwill is not deductible for tax purposes. The initial accounting for the Gramophone acquisition is incomplete and subject to change, which may be significant.

The following table summarizes the fair value of the assets assumed in the Gramophone acquisition (in thousands):

Asset Type	Amortization Period (Years)	Fair Value
Cash and cash equivalents		$4
Accounts receivable		4
Trade name	5	73
Customer list	2	94
Goodwill		460
Deferred revenue		(51)
Deferred tax liability		(41)
Accrued liabilities		(130)
Net assets acquired		$413

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

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. During March 2021, the closing price of the Company’s common stock exceeded $5.00 per share for the requisite five consecutive days. The Company recorded a $0.5 million charge to other income (expense) in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2021. The contingent consideration liability of $2.9 million is classified within accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets at December 31, 2021.

CPS

On December 22, 2020, the Company’s wholly owned subsidiary, LiveXLive Merchandising, Inc., acquired 100% of the equity interests of CPS for total consideration of 2,230,769 shares of the Company’s restricted common stock with a fair value of $6.4 million net of a 25% discount for lack of marketability described below. The shares of the Company’s common stock issued to the sellers are subject to a twelve-month lock-up period from the closing date, which expired on December 22, 2021.

The Company agreed to also issue up to approximately 577,000 additional shares of its restricted common stock, classified as contingent consideration, as CPS reported GAAP revenue of at least $20.0 million and $1.0 million of EBITDA (as defined in the purchase agreement) for its fiscal year ended December 31, 2020. Based on their likelihood of achievement these number of shares reflected management’s current estimate and were valued at $1.7 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. On July 7, 2021, the Company issued 576,923 shares of its restricted common stock to the sellers of CPS as consideration for CPS having satisfied such targets. Accordingly, the Company recorded a $0.2 million benefit to other income (expense) which is included in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2021.

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

Supplemental Pro Forma Information for CPS and PodcastOne Acquisitions (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of the Company’s results that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal year ended March 31, 2021.

The following table presents the revenues, net loss and earnings per share of the combined company for the three and nine months ended December 31, 2020 as if the acquisition of CPS and PodcastOne had been completed on April 1, 2020 (in thousands, except per share data).

Three Months Ended December 31, 2020 (unaudited)
Revenues	$27,205
Net loss	(7,859)
Net loss per share – basic and diluted	$(0.11)

Nine Months Ended December 31, 2020 (unaudited)
Revenues	$66,032
Net loss	(38,970)
Net loss per share – basic and diluted	$(0.58)

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

Supplemental Pro Forma Information for Gramophone Acquisition (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of the Company’s results that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal year ended March 31, 2022.

The following table presents the revenues, net loss and earnings per share of the combined company for the three and nine months ended December 30, 2021 and 2020 as if the acquisition of Gramophone had been completed on April 1, 2021 (in thousands, except per share data).

	Three Months Ended December 31, (unaudited)
	2021	2020

Revenues	$33,001	$19,325
Net loss	(11,742)	(8,883)
Net loss per share – basic and diluted	$(0.15)	$(0.12)

	Nine Months Ended December 31, (unaudited)
	2021	2020

Revenues	$94,190	$44,835
Net loss	(34,757)	(26,624)
Net loss per share – basic and diluted	$(0.45)	$(0.40)

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

Note 5 — Property and Equipment

The Company’s property and equipment at December 31, 2021 and March 31, 2021 was as follows (in thousands):

	December 31,	March 31,
	2021	2021
Property and equipment, net
Computer, machinery, and software equipment	$5,496	$5,277
Furniture and fixtures	141	141
Leasehold improvements	531	531
Capitalized internally developed software	13,003	10,154
Total property and equipment	19,171	16,103
Less accumulated depreciation and amortization	(14,419)	(11,736)
Total property and equipment, net	$4,752	$4,367

Depreciation expense was $0.9 million and $2.7 million for the three and nine months ended December 31, 2021, respectively, and $0.8 million and $2.3 million for the three and nine months ended December 2020, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the nine months ended December 31, 2021 (in thousands):

Goodwill
Balance as of March 31, 2021	$22,619
Acquisitions	460
Impairment losses	-
Purchase price adjustment (See Note 4 – Business Combinations)	301
Balance as of December 30, 2021	$23,380

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the nine months ended December 31, 2021 (in thousands):

Tradenames
Balance as of March 31, 2021	$4,637
Acquisitions	-
Impairment losses	-
Balance as of December 31, 2021	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of December 31, 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$15,425	$3,856
Intellectual property (patents)	5,366	1,430	3,936
Customer relationships	6,570	6,046	524
Content creator relationships	772	726	46
Domain names	514	70	444
Brand and trade names	2,643	403	2,240
Non-compete agreement	250	160	90
Customer lists	2,998	598	2,400
Total	$38,394	$24,858	$13,536

The Company’s finite-lived intangible assets were as follows as of March 31, 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$12,533	$6,748
Intellectual property (patents)	5,366	1,163	4,203
Customer relationships	6,570	5,652	918
Content creator relationships	772	371	401
Domain names	429	31	398
Brand and trade names	2,571	253	2,318
Non-compete agreement	250	97	153
Customer lists	2,903	211	2,692
Total	$38,142	$20,311	$17,831

The Company’s amortization expense on its finite-lived intangible assets was $1.5 million and $4.6 million for the three and nine months ended December 31, 2021, respectively, and $1.4 million and $4.1 million for the three and nine months ended 2020, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2022 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2022 (remaining three months)	$1,479
2023	4,543
2024	1,074
2025	1,073
2026	1,099
Thereafter	4,268
$13,536

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of the Company at December 31, 2021 and March 31, 2021 were as follows (in thousands):

	December 31,	March 31,
	2021	2021
Accounts payable	$27,196	$18,541
Accrued liabilities	15,931	13,786
Lease liabilities, current	273	319
	$43,400	$32,646

At December 31, 2021, the Company’s accrued liabilities includes the fair value of the contingent consideration payable to the sellers of PodcastOne in the amount of $2.8 million.

Note 8 — Notes Payable

	December 31,	March 31,
	2021	2021
Senior promissory note	$-	$351
PPP loans	603	3,110
SBA loan	158	153
	761	3,614
Less: Current portion of Notes payable	(141)	(2,729)
Notes payable	$620	$885

Senior Promissory Note

As of December 31, 2021 the promissory note and related Delaware and California judgments have been satisfied substantially in full.

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

PPP Loans

In April 2020, the Company received proceeds of $2.0 million from a loan under the Paycheck Protection Program (the “PPP”) of the CARES Act. In April 2021, the Company received confirmation from the SBA that the entire balance of such PPP loan was forgiven as a result of the Company’s application and acceptance under the terms of the CARES act. On July 1, 2020, the Company acquired PodcastOne that had previously obtained a PPP loan, which had a balance of $0.5 million as of March 31, 2021. On May 11, 2021, the Company received confirmation from the SBA that the entire balance of such PPP loan was forgiven as a result of the Company’s application and acceptance under the terms of the CARES act.

The Company recognized a $2.5 million gain on forgiveness of PPP loans, included in other income (expense) in the accompanying condensed consolidated statement of operations as a result of the balance of PPP loans forgiven during the nine months ended December 31, 2021.

On March 20, 2021, the Company received proceeds of $0.6 million from a second loan (the “PPP loan”) under the PPP of the CARES Act, which the Company intends to use to retain employees and for other qualifying expenses. The PPP Loan matures on March 20, 2026 and bears annual interest at a rate of 1.0%. Commencing on March 31, 2022, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by March 20, 2026 any principal amount outstanding on the PPP Loan as of such date (Refer to Note 20 – Subsequent Events).

Note 9 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at December 31, 2021 and March 31, 2021 were as follows (in thousands):

	December 31, 2021	March 31, 2021
Unsecured Convertible Notes - Related Party
8.5% Unsecured Convertible Note - Due May 31, 2023	$4,626	$4,397
8.5% Unsecured Convertible Notes - Due May 31, 2023	1,160	1,104
Less: Discount	-	-
Net	5,786	5,501

Unsecured Convertible Promissory Note	$-	$2,000
Accrued Interest	-	186
Less: Discount	-	(223)
Fair Value of Embedded Derivatives	-	13
Net	-	1,976
Unsecured Convertible Notes, Net	5,786	7,477
Less: Unsecured Convertible Notes, Current	-	(1,976)
Unsecured Convertible Notes, Net, Long-term	$5,786	$5,501

Total principal maturities of the Company’s long-term borrowings, including the secured convertible debentures, unsecured convertible notes, senior secured revolving line of credit, and notes payable are less than $1.0 million for the year ending March 31, 2022 (remaining three months), $0.1 million for the year ending March 31, 2023, and $26.7 million for the year ending March 31, 2024. For the year ended March 31, 2025 and thereafter, the total principal maturities of $0.4 million consist of obligations to repay the PPP and SBA loans.

Unsecured Convertible Notes – Related Party

As of December 31, 2021 and March 31, 2021, the Company had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as follows below. The Trinad Notes are convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2023 (as discussed below). At December 31, 2021, the balance due of $4.6 million, which included $1.0 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2021, the balance due of $4.4 million, which included $1.0 million of accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $1.1 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2023 (as discussed below). As of December 31, 2021, $0.2 million of accrued interest was included in the principal balance.

On August 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to May 31, 2023, and in consideration of such extension, the Company issued to Trinad Capital 33,654 shares of its common stock. The Company evaluated the Amendment Agreement and the amendment was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. As a result, we determined that the amendment should be accounted for as an extinguishment and we recorded the amended debt instrument at fair value which included the consideration in common stock transferred. The resulting loss on extinguishment recorded of $4.3 million is included in “Loss on extinguishment of debt” in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2021.

The Company may not redeem any of the Trinad Notes prior to May 31, 2023 without Trinad Capital’s consent.

Unsecured Convertible Promissory Note

On February 5, 2020, React Presents issued a two-year $2.0 million Convertible Promissory Note (the “Note”), bearing annual interest at 8%. The purpose of the Note was to fund the acquisition of React Presents. All unpaid and outstanding principal and any unpaid and accrued interest are due on February 5, 2022. At issuance, the Note was convertible by the holder at any time prior to maturity in part or in whole with the unpaid interest and principal convertible at a conversion price equal to $4.50 per share of the Company’s common stock, subject to certain protective adjustments. The Note may be prepaid in whole or in part in cash without penalty at any time prior to maturity. Any such prepayment will be applied to accrued interest first and then the principal.

Effective December 31, 2021, the Note holder converted the Note in whole pursuant to an exchange agreement entered into during the current quarter which provided for an exchange of the Note into shares of the Company’s common stock at a price of $2.10 per share, resulting in 1,155,143 shares issued upon the exchange. As a result of the effective exchange incentives offered to the Note holder, the Company recorded a $0.8 million expense to Other Income (expense) in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2021.

Note 10 — Secured Convertible Notes

The Company’s secured convertible notes at December 31, 2021 and March 31, 2021 were as follows (in thousands):

	December 31, 2021	March 31, 2021
Secured Convertible Notes	$15,000	$15,000
Accrued interest	319	319
Fair value of embedded derivatives	21	118
Less: Discount	(1,626)	(2,071)
Net	13,714	13,366
Less: Current Portion, accrued interest	(319)	(319)
Secured Convertible Notes, long-term	$13,395	$13,047

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

The Company’s obligations under the Harvest Notes may be accelerated upon the occurrence of certain customary events of default (as defined in the Harvest Notes) and are guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), entered into by all of the Company’s subsidiaries (the “Guarantors”) in favor of the Purchaser. The Company’s obligations under the Harvest Notes and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement, dated as of the Closing Date (the “Security Agreement”), and an Intellectual Property Security Agreement, dated as of the Closing Date (the “IP Security Agreement”), by a lien on all of the Company’s and the Guarantors’ assets and intellectual property, subject to certain exceptions. The Harvest Notes require the Company to maintain aggregate cash deposits of $10.0 million until the Harvest Notes are paid in full. In May 2021 and in connection with the Company entering into a $7.0 million senior secured revolving credit facility, the holders of the Harvest Notes subordinated their security interest and extended the maturity date of the notes to June 3, 2023. In consideration of the above, the Company issued 60,000 shares of its common stock to the Purchaser.

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

The Company and the Purchaser also entered into a Registration Rights Agreement, dated as of the Closing Date (the “RRA”), which granted the Assignees “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon the conversion of the Notes and the Shares (collectively, the “Registrable Securities”) with the SEC for resale or other disposition. Pursuant to the RRA, the Company filed a resale Registration Statement on Form S-3 on October 14, 2020, and it was declared effective by the SEC on October 21, 2020. The Company also agreed to keep the initial Registration Statement continuously effective until the earliest to occur of (i) the date on which all of the Registrable Securities registered thereunder have been sold and (ii) the date on which all of the Registrable Securities covered by such Registration Statement may be sold without volume restriction pursuant to Rule 144 under the Securities Act.

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

Note 11 — Senior Secured Revolving Line of Credit

On June 7, 2021, the Company entered into a Business Loan Agreement with East West Bank (the “Senior Lender”), which provides for a revolving credit facility collateralized by all of the assets of the Company and its subsidiaries. In connection with the Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023. Under the terms of the Promissory Note, the Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 0.5%. The interest rate for the quarter ended December 31, 2021 was 3.75%.

The principal balance under the Revolving Credit Facility as of December 31, 2021 was $7.0 million.

Note 12 — Related Party Transactions

As of December 31, 2021 and March 31, 2021, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 9 – Unsecured Convertible Notes.

Note 13 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of 1 year, expiring in fiscal year 2022. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, expiring June 30, 2024.

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense for these leases totaled less than $0.1 million and $0.2 million for the three and nine months ended December 31, 2021, respectively. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.1 million and $0.7 million during the three and nine months ended December 31, 2021, respectively.

Operating lease costs for nine months ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Nine Months Ended December 31,
	2021	2020
Fixed rent cost	$679	123
Short term lease cost	217	341
Total operating lease cost	$896	464

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	December 31, 2021	March 31, 2021
Operating lease right-of-use assets	$802	1,057

Operating lease liability, current	$273	319
Operating lease liability, noncurrent	540	742
Total operating lease liabilities	$813	1,061

The operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the accompanying condensed consolidated balance sheets.

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

For Years Ending March 31,
2022 (remaining three months)	88
2023	358
2024	320
2025	93
Total lease payments	859
Less: imputed interest	(46)
Present value of operating lease liabilities	$813

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

	December 31, 2021	March 31, 2021
Due to Music Partner	$-	$3,937
Other long-term liabilities	174	2,422

The amount included in Other long-term liabilities at December 31, 2021 and March 31, 2021 is comprised of a contingent consideration liability resulting from the business combinations with Gramophone and PodcastOne, respectively (Note 4 - Business Combinations) and is carried at fair value (see Note 19 - Fair Value Measurements). At December 31, 2021 the contingent consideration liability resulting from the business combination with PodcastOne is classified as current in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 15 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees and require that the Company makes upfront minimum guarantee payments. As of December 31, 2021, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.3 million for the fiscal year ending March 31, 2022 (remaining three months), $0.7 million for the fiscal year ending March 31, 2023, and $0.3 million for the fiscal year ending March 31, 2024. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of December 31, 2021, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $2.0 million for the fiscal year ending March 31, 2022 (remaining three months), $6.7 million for the fiscal year ending March 31, 2023, and $5.7 million for the fiscal year ending March 31, 2024.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of December 31, 2021, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Legal Proceedings

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LiveXLive Tickets, Inc. (“LXL Tickets”), Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin, Blake Indursky and Computershare. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into the Company in 2016, LXL Tickets’ purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Based on the remaining claims, plaintiffs are seeking damages of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied and continue to deny plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit and believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In November 2021, the court denied our summary judgment motion to dismiss plaintiffs’ fraudulent inducement claim, and dismissed plaintiff’s breach of the employment agreement claim with respect to the Company. As of December 31, 2021, all of plaintiffs’ claims other than fraudulent inducement were dismissed or addressed by the parties or the court. While a trial date has not yet been set, the Company expects the trial to commence sometime during the fiscal year ending March 31, 2023 (unless further extended as a result of the COVID-19 pandemic). The Company intends to continue to vigorously defend all remaining defendants against any liability to the plaintiffs with respect to the remaining claims, and the Company believes that the allegations are without merit and that it has strong defenses. As of December 31, 2021, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

In July 2021, Simply Greatness Productions, LLC (“SGP”) served the Company with a complaint filed on July 21, 2021 in the Superior Court of the State of California County of Los Angeles against us and Paul Cazers. The complaint sought damages for an alleged breach of contract by us and an alleged breach of contract by Mr. Cazers related to the “Social Gloves: Battle of the Platforms” boxing event (the “Event”), alleged that we fraudulently induced SGP to commit to an oversize production budget based upon the Company knowing or negligent misrepresentation as to the anticipated pay-per-view sales for the Event, and sought an accounting on the performance of the Event.

On July 22, 2022, the Company filed a complaint against SGP, Austin McBroom, Catherine Paiz McBroom and Allen McBroom in the Superior Court of the State of California County of Los Angeles. The complaint arose from defamatory statements the defendants made following the Event claiming that the Company was dishonest about the number of Event ticket sales. In addition, the Company’s complaint alleged a breach of contract based on SGP’s willful failure to collaborate with the Company on marketing the Event resulting in poor ticket sales which, in turn, meant reduced fees to us. The complaint further alleged fraud and intentional interference with prospective economic advantage. The Company was asking the court to award no less than $100 million in damages. During the quarter ended December 31, 2021, the parties settled their claims against each other and claims by certain other parties for total payments by the Company of approximately $3.0 million of the Event proceeds received by the Company and made to applicable payees, and the parties to this action dismissed each of their claims described herein with prejudice.

During each of the nine months ended December 31, 2021 and 2020, legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties were not material. During the nine months ended December 31, 2021 and 2020, the full amounts were expensed and included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Note 16 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three and nine month periods ended December 31, 2021 and 2020.

Note 17 — Stockholders’ Equity

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the nine months ended December 31, 2021, the Company incurred $0.3 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost of less than $0.1 million is expected to be recorded over the next year as the shares vest.

During the nine months ended December 31, 2020, the Company incurred $1.0 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued.

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

The Company recognized share-based compensation expense of $12.1 million and $8.0 million during the nine months ended December 31, 2021 and 2020, respectively, and $2.1 million and $2.7 million during the three months ended December 31, 2021 and 2020, respectively. The total tax benefit recognized related to share-based compensation expense was $0 for the three and nine months ended December 31, 2021 and 2020, respectively.

Share-based compensation expense during the three and nine months ended December 31, 2021 and 2020 includes the impact from differences in the timing of expense recognized in the statement of operations and the share issuances recorded in additional paid in capital, capitalization of internally developed software costs, and the benefit from the reversal of a previously accrued discretionary share-based award bonus of $1.1 million during the three months ended December 31, 2021.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue during the nine months ended December 31, 2021 and 2020. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. Total revenues for this customer were 25% and 38% of the Company’s consolidated revenues for the nine months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, one external customer accounted for 26% and 30% of the Company’s consolidated revenues, respectively.

Geographic Information

The Company creator-first, music, entertainment and technology platform focused on delivering premium experiences and content worldwide through memberships, subscriptions and live and virtual events. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 19 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,937	$-	$-	$2,937
Contingent consideration from Gramophone acquisition	174	-	-	174
Bifurcated embedded derivative on secured convertible notes payable	21	-	-	21
Bifurcated embedded derivative on unsecured convertible note payable	-	-	-	-

	March 31, 2021
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,423	$-	$-	$2,423
Contingent consideration liability from CPS acquisition	2,513	-	-	2,513
Bifurcated embedded derivative on secured convertible debentures	118	-	-	118
Bifurcated embedded derivative on unsecured convertible note payable	13	-	-	13

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2021	$5,067
Change in fair value of bifurcated embedded derivatives, reported in earnings	(110)
Change in fair value of contingent consideration liabilities, reported in earnings	(173)
Settlement of contingent consideration liability from CPS acquisition	(1,826)
Initial measurement of contingent consideration from Gramophone acquisition	174
Balance as of December 31, 2021	$3,132

The following table presents a reconciliation of the Company’s derivative instruments for the nine month period ended December 31, 2020 (in thousands):

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

Bifurcated embedded derivative on secured convertible notes payable and unsecured convertible notes payable

The fair value of the bifurcated embedded derivatives on secured convertible notes payable and unsecured convertible notes payable was determined using the following significant unobservable inputs:

	December 31,	March 31,
	2021	2021
Bifurcated embedded derivative on secured convertible notes payable:
Market yield	4.7%	17.0%

Bifurcated embedded derivative on unsecured convertible note payable:
Market yield	N/A	26.5%

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is less than $0.1 million. The change in fair value of $0.1 million is recorded in other income (expense) on the Company’s condensed consolidated statements of operations for the nine month period ended December 31, 2021.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	December 31, 2021
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Secured convertible notes payable, net	$13,395	$-	$-	$16,132
Unsecured convertible notes payable related party, net	5,786	-	-	6,418
Unsecured convertible note payable	-	-	-	-

	March 31, 2021
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Secured convertible notes payable, net	$13,047	$-	$-	$20,228
Unsecured convertible notes payable related party, net	5,501	-	-	9,216
Unsecured convertible note payable	1,976	-	-	2,167

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of December 31, 2021 and March 31, 2021. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	December 31,	March 31,
	2021	2021
Secured convertible notes payable, net (binomial lattice model):
Market yield	4.7%	17.0%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	4.9%	23.0%

Unsecured convertible note payable (yield model with a Black-Scholes-Merton option pricing model):
Market yield	-%	26.5%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of December 31, 2021 and March 31, 2021.

The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value. The Company’s debentures and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions detailed above. The convertible notes payable and unsecured convertible notes are valued using a binomial lattice model and a yield model with a Black-Scholes-Merton option pricing model, respectively. The Company has estimated the fair value of contingent consideration related to the acquisitions of PodcastOne, CPS, and Gramophone based on the number of shares issuable based on the achievement of certain provisions within the purchase agreement, as detailed in Note 4 – Business Combinations, using the quoted price of the Company’s common stock on the balance sheet date.

Note 20 — Subsequent Events

On January 28, 2022, the Company received confirmation from the SBA that the remaining balance on the $0.6 million PPP loan, described in Note 8 – Notes Payable, was forgiven in full. The forgiveness of the PPP loan did not impact the accompanying condensed consolidated balance sheet as of December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended December 31, 2021, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event will not occur; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid subscribers; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveXLive App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturity; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our credit agreement; the effects of the global COVID-19 pandemic; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2021 (the “2021 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our chief operating decision maker regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. We previously generated a majority of our revenue through subscription services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform. In the fourth quarter of our fiscal year ended March 31, 2020, we began generating ticketing, sponsorship, and promotion-related revenue from live music events through our February 2020 acquisition of React Presents. In May 2020, we launched a new pay-per-view (“PPV”) offering enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS. In October 2021, we entered artist and brand development and music-related press relations business through our acquisition of Gramophone.

The Company has one external customer that accounted for more than 10% of its revenue during the nine months ended December 31, 2021 and 2020. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. Total revenues for this customer were 25% and 38% of the Company’s consolidated revenues for the nine months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, one external customer accounted for 26% of the Company’s consolidated revenues.

Key Corporate Developments for the Quarter Ended December 31, 2021

During the quarter ended December 31, 2021, we successfully livestreamed 42 live events with 231 artists livestreamed and over 400 hours of live programming.

We ended the December 31, 2021 quarter with approximately 1,369,000 paid subscribers on our music platform, up from approximately 1,006,000 at December 31, 2020, representing 37% annual growth. Included in the total number as of December 31, 2021 and 2020 are certain subscribers which are the subject of a contractual dispute. We are currently not recognizing revenue related to these subscribers.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

For the three months ended December 31, 2020, we derived 44% of our revenue from paid customers’ subscriptions and the remainder from advertising, ticketing, sponsorship and licensing. During our fiscal year ended March 31, 2021, we (i) acquired PodcastOne (effective July 1, 2020) and CPS (effective December 22, 2020), (ii) accelerated the number of live events digitally live streamed across our platform, (iii) increased our sponsorship revenue from live events when compared to prior fiscal years and (iv) successfully launched our PPV platform, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the three months ended December 31, 2021 was comprised of 33% from paid customers’ subscriptions, 26% from advertising (which includes PodcastOne), 20% from merchandise (which includes CPS), 18% from ticketing and events, and 3% from sponsorship and licensing. Conversely, the COVID-19 pandemic adversely impacted our on-premise live events, concerts and festivals through React Presents and our programmatic advertising as more fully discussed below. As the impact of COVID-19 eases around the world and related government actions are relaxed in the markets in which we operate, we expect to gradually increase our production of on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term.

We believe there is substantial near and long-term value in our live music content. We believe the monetary value of broadcasting live music will follow a similar evolution to live sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As a thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During the three months ended December 31, 2021, we livestreamed 42 major festivals and live music events compared to 52 during the three months ended December 31, 2020. With the acceleration in livestreamed events, we also experienced increases in monetization of these events from paid sponsorships and PPV ticket purchases. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers, and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

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

As our platform matures, we also expect our contribution margins* and Adjusted EBITDA* to improve in the near and long term, which are non-GAAP measures as defined in section following below titled, “Non-GAAP Measures”. Historically, our live events business has not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative contribution margins* and operating losses. Beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Historically, we produced and digitally distributed the live music performances of many of these large global music events to fans all around the world. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital distribution). In April 2020, we also launched our first all-digital music festival, Music Lives, which aired continuously for over 48 straight hours, with nearly 100 artists and generated over 50 million livestreams and over 6.5 billion video views of the of hashtag #musiclives across TikTok. Music Lives was simulcast across our platform and on TikTok’s platform, who also sponsored the event. In March 2021, we held our second annual Music Lives festival, which featured 130 artists performing over 72 continuous hours generating nearly 28 million livestreams. In June 2021, we produced and livestreamed Social Gloves: Battle of the Platforms, a multifaced event featuring top social influencers from TikTok and You Tube in boxing matches and musical performances from DJ Khaled, Lil Baby, Migos, and Trippie Redd, among others.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the three months ended December 31, 2021 and 2020, all material amounts of our revenue were derived from customers located in the United States. The Company has one external customer that accounts for more than 10% of its revenue during the nine months ended December 31, 2021 and 2020. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. Total revenues for this customer were 25% and 38% of the Company’s consolidated revenues for the nine months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021 and 2020, one external customer accounted for 26% of the Company’s consolidated revenues.

This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond December 31, 2021 could cause our revenue to fluctuate significantly. Moreover, and with the addition of PodcastOne and CPS in July and December 2020, respectively, the percentage of this customer revenue concentration decreased substantially and this trend is expected to continue in the future. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

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

Reconciliation of Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA) is a non-GAAP financial measure that we define as operating income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) depreciation and amortization (including goodwill impairment, if any), and (f) certain stock-based compensation expense. We use Adjusted EBITDA to evaluate the performance of our operating segment. We believe that information about Adjusted EBITDA assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. Adjusted EBITDA is not calculated or presented in accordance with GAAP. A limitation of the use of Adjusted EBITDA as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, Adjusted EBITDA should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA Margin

Adjusted EBITDA Margin is a non-GAAP financial measure defined as the ratio of Adjusted EBITDA to Revenue.

The following table sets forth the reconciliation of Adjusted EBITDA to Operating Income (loss), the most comparable GAAP financial measure (in thousands):

	Net Loss	Depreciation and Amortization	Stock-Based Compensation	Other Non-Operating and Non-Recurring Costs (1)	Other (income) expense (2)	Provision for (benefit from) income taxes	Adjusted EBITDA*
Three Months Ended December 31, 2021
Operations	$(4,386)	$2,435	$268	$75	$269	$(41)	$(1,380)
Corporate	(7,405)	10	1,860	486	1,594	1	(3,454)
Total	$(11,791)	$2,445	$2,128	$561	$1,863	$(40)	$(4,834)

Three Months Ended December 31, 2020
Operations	$(5,057)	$2,173	$1,630	$256	$421	$-	$(577)
Corporate	(3,674)	-	1,062	528	715	-	(1,369)
Total	$(8,731)	$2,173	$2,692	$784	$1,136	$-	$(1,946)

	Net Loss	Depreciation and Amortization	Stock-Based Compensation	Other Non-Operating and Non-Recurring Costs (1)	Other (income) expense (2)	Provision for (benefit from) income taxes	Adjusted EBITDA*
Nine months Ended December 31, 2021
Operations	$(10,542)	$7,204	$3,596	$429	$335	$(41)	$981
Corporate	(24,536)	26	8,463	1,219	5,183	9	(9,636)
Total	$(35,078)	$7,230	$12,059	$1,648	$5,518	$(32)	$(8,655)

Nine months Ended December 31, 2020
Operations	$(13,355)	$6,368	$4,148	$963	$2,291	$(4)	$411
Corporate	(13,097)	-	3,885	1,788	3,614	8	(3,802)
Total	$(26,452)	$6,368	$8,033	$2,751	$5,905	$4	$(3,391)

The following table sets forth the reconciliation of Contribution Margin* to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Revenue:	$32,895	$19,123	$93,586	$44,189

Less Cost of Sales:	(27,666)	(14,564)	(74,654)	(32,524)
Contribution Margin*	$5,229	$4,559	$18,932	$11,665

Consolidated Results of Operations

Three Months Ended December 31, 2021, as compared to Three Months Ended December 31, 2020

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,
	2021	2020
Revenue:	$32,895	$19,123

Operating expenses:
Cost of sales	27,666	14,564
Sales and marketing	3,466	3,059
Product development	1,657	2,534
General and administrative	8,550	5,162
Amortization of intangible assets	1,524	1,399
Total operating expenses	42,863	26,718
Loss from operations	(9,968)	(7,595)

Other income (expense):
Interest expense, net	(1,052)	(998)
Loss on extinguishment of debt	-	-
Other expense	(811)	(138)
Total other expense	(1,863)	(1,136)

Loss before provision for income taxes	(11,831)	(8,731)

Provision for (benefit from) income taxes	(40)	-

Net loss	$(11,791)	$(8,731)

Net loss per share – basic and diluted	$(0.15)	$(0.12)

Weighted average common shares – basic and diluted	78,188,050	72,356,093

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Depreciation expense
Cost of sales	$18	$-	-
Sales and marketing	45	51	-12%
Product development	744	575	29%
General and administrative	114	174	-34%
Total depreciation expense	$921	$800	15%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Stock-based compensation expense
Cost of sales	$116	$492	-76%
Sales and marketing	118	439	-73%
Product development	(375)	517	-173%
General and administrative	2,269	1,244	82%
Total stock-based compensation expense	$2,128	$2,692	-21%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended December 31,
	2021	2020
Revenue	100%	100%
Operating expenses
Cost of sales	84%	76%
Sales and marketing	11%	16%
Product development	5%	13%
General and administrative	26%	27%
Amortization of intangible assets	5%	7%
Total operating expenses	131%	139%
Loss from operations	-30%	-39%
Other income (expense)	-6%	-6%
Loss before income taxes	-36%	-46%
Income tax provision	-%	-%
Net loss	-36%	-46%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Subscription services	$10,698	$8,346	28%
Advertising	8,541	7,710	11%
Merchandising	6,442	796	709%
Sponsorship and licensing	1,194	2,087	-43%
Ticket/Event	6,020	184	3,172%
Total Revenue	$32,895	$19,123	72%

Subscription Revenue

Subscription revenue increased $2.4 million, or 28%, to $10.7 million for the three months ended December 31, 2021, as compared to $8.3 million for the three months ended December 31, 2020. The increase was primarily as a result of subscriber growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased 0.8 million, or 11%, to $8.5 million for the three months ended December 31, 2021, as compared to $7.7 million for the three months ended December 31, 2020, which is primarily attributable to growth in advertising at PodcastOne.

Merchandising Revenue

Merchandising revenue increased to $6.4 million, or 709%, from $0.8 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020 due to the acquisition of CPS near the end of the prior year quarter.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased $0.9 million, or 43%, to $1.2 million for the three months ended December 31, 2021, as compared to $2.1 million for the three months ended December 31, 2020. The decrease was primarily due to the lower number of live events held during the three months ended December 31, 2021 relative to the prior year comparable period.

Ticket/Event

Ticket/Event revenue increased $5.8 million, or 3,172%, to $6.0 million for the three months ended December 31, 2021, as compared to $0.2 million for the three months ended December 31, 2020, primarily driven by the Spring Awakening music festival in the current quarter, with no comparable events in the prior year quarter.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Subscription	$6,545	$4,381	49%
Advertising	6,590	5,695	16%
Production and Ticketing	10,170	4,109	148%
Merchandising	4,361	379	1,051%
Total Cost of Sales	$27,666	$14,564	90%

Subscription

Subscription cost of sales increased $2.2 million, or 49%, to $6.5 million for the three months ended December 31, 2021, as compared to $4.4 million for the three months ended December 31, 2020. The increase was in line with the higher subscription revenues noted above.

Advertising

Advertising cost of sales increased $0.9 million, or 16%, to $6.6 million for the three months ended December 31, 2021, as compared to $5.7 million for the three months ended December 31, 2020. The increase was in line with the higher advertising revenues noted above.

Production and Ticketing

Production cost of sales increased $6.1 million, or 148%, to $10.2 million for the three months ended December 31, 2021, as compared to $4.1 million for the three months ended December 31, 2020. The increase was primarily driven by the Spring Awakening music festival in the current quarter, with no comparable events in the prior year quarter.

Merchandising

Merchandising cost of sales increased to $4.4 million, or 1,051%, from $0.4 million for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020 due to the acquisition of CPS near the end of the prior year quarter.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Sales and marketing expenses	$3,466	$3,059	13%
Product development	1,657	2,534	-35%
General and administrative	8,550	5,162	66%
Amortization of intangible assets	1,524	1,399	9%
Total Other Operating Expenses	$15,197	$12,154	25%

Sales and Marketing Expenses

Sales and Marketing expenses increased $0.4 million, or 13%, to $3.5 million for the three months ended December 31, 2021, as compared to $3.1 million for the three months ended December 31, 2020, primarily driven by increased React marketing of $0.2 million related to the Spring Awakening music festival held during the current quarter, with no comparable event in the prior year quarter.

Product Development

Product development expenses decreased $0.9 million, or 35%, to $1.7 million for the three months ended December 31, 2021, as compared to $2.5 million for the three months ended December 31, 2020, primarily driven by a benefit recorded in the current quarter related to the release of a discretionary share-based award bonus previously accrued.

General and Administrative

General and administrative expenses increased $3.4 million, or 66%, to $8.6 million for the three months ended December 31, 2021, as compared to $5.2 million for the three months ended December 31, 2020, largely due to an increase in share-based compensation of $1.1 million and salaries of $1.1 million, partially driven by the addition of corporate personnel to support future growth.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.1 million, or 9%, to $1.5 million for the three months ended December 31, 2021, as compared to $1.4 million for the three months ended December 31, 2020, due to intangible assets acquired in the acquisition CPS, which was acquired near the end of the prior year quarter.

Total Other Expense

Total other expense was as follows (in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Total other expense	$(1,863)	$(1,136)	64%

Total other expense increased $0.7 million, or 64%, to $1.9 million expense for the three months ended December 31, 2021, as compared to $1.1 million expense for the three months ended December 31, 2020. The increase is primarily driven by $0.8 million in debt exchange expense recorded during the current quarter as a result of the inducement offer related to the exchange of the Unsecured Convertible Note as of December 31, 2021, with no comparable transaction in the prior year quarter.

Nine Months Ended December 31, 2021, as compared to Nine Months Ended December 31, 2020

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Nine Months Ended December 31,	Nine Months Ended December 31,
	2021	2020

Revenue:	$93,586	$44,189

Operating expenses:
Cost of sales	74,654	32,524
Sales and marketing	10,814	6,481
Product development	5,990	6,908
General and administrative	27,173	14,762
Amortization of intangible assets	4,547	4,057
Total operating expenses	123,178	64,732
Loss from operations	(29,592)	(20,543)

Other income (expense):
Interest expense, net	(3,180)	(4,097)
Forgiveness of PPP loans	2,511	-
Loss on extinguishment of debt	(4,321)	(1,488)
Other income (expense)	(528)	(320)
Total other expense, net	(5,518)	(5,905)

Loss before provision for income taxes	(35,110)	(26,448)

Provision for (benefit from) income taxes	(32)	4
Net loss	$(35,078)	$(26,452)

Net loss per share – basic and diluted	$(0.45)	$(0.40)

Weighted average common shares – basic and diluted	77,670,598	66,880,417

The following table provides the depreciation expense included in the above line items (in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Depreciation expense
Cost of sales	$42	$0	-
Sales and marketing	119	157	-24%
Product development	2,032	1,634	24%
General and administrative	499	520	-4%
Total depreciation expense	$2,692	$2,311	16%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Stock-based compensation expense
Cost of sales	$610	$614	-1%
Sales and marketing	1,794	1,641	9%
Product development	258	1,271	-80%
General and administrative	9,397	4,507	109%
Total stock-based compensation expense	$12,059	$8,033	50%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Nine Months Ended December 31,
	2021	2020
Revenue	100%	100%
Operating expenses
Cost of sales	80%	74%
Sales and marketing	12%	15%
Product development	6%	16%
General and administrative	29%	33%
Amortization of intangible assets	5%	9%
Total operating expenses	132%	147%
Loss from operations	-32%	-46%
Other income (expense)	-6%	-13%
Loss before income taxes	-38%	-60%
Income tax provision	-%	-%
Net loss	-38%	-60%

Revenue

Revenue was as follows (in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Subscription services	$29,660	$24,948	19%
Advertising	25,286	13,453	88%
Merchandising	13,058	796	1,540%
Sponsorship and licensing	6,498	3,466	87%
Ticket/Event	19,084	1,526	1,151%
Total Revenue	$93,586	$44,189	112%

Subscription Services Revenue

Subscription services revenue increased to $30.0 million during the nine months ended December 31, 2021, as compared to $25.0 million during the nine months ended December 31, 2020, an increase of $4.7 million or 19% primarily as a result of subscriber growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased to $25.3 million during the nine months ended December 31, 2021, as compared to $13.5 million during the nine months ended December 31, 2020, an increase of $11.8 million or 88% due to growth in advertising at PodcastOne year over year.

Sponsorship and licensing

Sponsorship and licensing revenue increased to $6.5 million during the nine months ended December 31, 2021, as compared to $3.5 million for the nine months ended December 31, 2020, an increase of $3.0 million or 87%, primarily driven by the sponsorship and licensing revenues earned related to the Social Gloves event held during the nine months ended December 31, 2021 with no comparable event held during the prior year.

Merchandising Revenue

Merchandising revenue increased $12.3 million, or 1,540%, to $13.1 million, from $0.8 million for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020 due to the acquisition of CPS near the end of the prior year quarter.

Ticket/Event Revenue

Ticket/Event revenue increased $17.6 million to $19.1 million for the nine months ended December 31, 2021, as compared to $1.5 million for the nine months ended December 31, 2020. The increase was due to PPV ticket fees and production revenues earned related to the Social Gloves event held during the nine months ended December 31, 2021, in addition to ticket sales from the Spring Awakening music festival in October 2021, with no comparable events held during the prior year comparable period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Subscription	$19,194	$15,620	23%
Advertising	23,203	9,943	133%
Production and Ticketing	23,706	6,582	260%
Merchandising	8,551	379	2,156%
Total Cost of Sales	$74,654	$32,524	130%

Subscription

Subscription cost of sales increased $3.6 million, or 23%, to $19.2 million for the nine months ended December 31, 2021, as compared to $15.6 million for the nine months ended December 31, 2020. The increase was in line with the higher subscription revenues noted above.

Advertising

Advertising cost of sales increased $13.3 million, or 133%, to $23.2 million for the nine months ended December 31, 2021, as compared to $9.9 million for the nine months ended December 31, 2020. The increase was in line with the higher advertising revenues noted above.

Production and Ticketing

Production cost of sales increased $17.1 million, or 260%, to $23.7 million for the nine months ended December 31, 2021, as compared to $6.6 million for the nine months ended December 31, 2020. The increase was primarily due to production costs related to the Social Gloves event held in June 2021 in addition to production and ticketing costs related to the Spring Awakening music festival held in October 2021, with no comparable events in the prior year.

Merchandising

Merchandising cost of sales increased to $8.6 million, or 2,156%, from $0.4 million for the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020 due to the acquisition of CPS near the end of the prior year quarter.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Sales and marketing expenses	$10,814	$6,481	67%
Product development	5,990	6,908	-13%
General and administrative	27,173	14,762	84%
Amortization of intangible assets	4,547	4,057	12%
Total Other Operating Expenses	$48,524	$32,208	51%

Sales and Marketing Expenses

Sales and marketing expenses increased $4.3 million, or 67%, to $10.8 million for the nine months ended December 31, 2021, as compared to $6.5 million for the nine months ended December 31, 2020. The $4.3 million increase was largely due to higher salaries and wages of $2.0 million and increased sales and marketing costs related to the two tentpole events during the current year, including Social Gloves and the Spring Awakening music festival, with no comparable events during the prior year.

Product Development

Product development expenses decreased $0.9 million, or 13%, to $6.0 million for the nine months ended December 31, 2021, as compared to $6.9 million for the nine months ended December 31, 2020, primarily driven by a benefit recorded in the current quarter related to the release of a discretionary share-based award bonus previously accrued.

General and Administrative

General and administrative expenses increased $12.4 million, or 84%, to $27.2 million for the nine months ended December 31, 2021, as compared to $14.8 million for the nine months ended December 31, 2020. The increase was largely due to an increase in share-based compensation of $4.9 million and salaries and benefits of $4.0 million, partially driven by the addition of corporate personnel to support future growth and the timing of vesting of share-based awards.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.5 million, or 12%, to $4.6 million for the nine months ended December 31, 2021, as compared to $4.1 million for the nine months ended December 31, 2020, due to intangible assets acquired in the acquisition CPS, which was acquired near the end of the prior year quarter.

Total Other Expense, net

Total other expense. net was as follows (in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Total other expense, net	$(5,518)	$(5,905)	-7%

Total other expense, net decreased $0.4 million to $5.5 million for the nine months ended December 31, 2021, as compared to $6.0 million expense for the nine months ended December 31, 2020. The decrease was primarily a result of the gain on forgiveness of PPP loans of $2.5 million during the nine months ended December 31, 2021, with no comparable gain in the prior year. Additionally, interest expense, net decreased by $0.9 million driven by the interest rate on the Harvest Notes of 8.5% during the nine months ended December 31, 2021, when compared to the interest rate on the senior secured debentures of 12.5% which were outstanding during the nine months ended December 31, 2020. These decreases were partially offset by the loss on extinguishment on debt of $4.3 million recorded during the nine months ended December 31, 2021, when compared to the loss on extinguishment recorded during the nine months ended December 31, 2020 of $1.5 million.

Business Segment Results

Three Months Ended December 31, 2021, as compared to Three Months Ended December 31, 2020

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Revenue	$32,895	$19,123	72%

Cost of Sales	27,666	14,564	90%
Sales & Marketing, Product Development and G&A	7,863	7,796	-1%
Intangible Asset Amortization	1,524	1,399	9%
Operating Loss	(4,158)	(4,636)	-10%
Operating Margin	-13%	-24%	-%
Adjusted EBITDA*	$(1,380)	$(577)	139%
Adjusted EBITDA Margin*	-4%	-3%	-%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $13.8 million, or 72%, during the three months ended December 31, 2021, as compared to $19.1 million for the three months ended December 31, 2020, primarily due to increased subscription revenue of $2.4 million as a result of subscriber growth with our largest OEM customer, increased advertising revenue of $0.8 million as a result of growth in advertising at PodcastOne, increased merchandising revenue of $6.4 due to the acquisition of CPS near the end of the prior year quarter, and an increase in Ticket/Event revenues driven by the Spring Awakening music festival in the current quarter, with no comparable events in the prior year quarter.

Operating Loss

Operating loss decreased $0.2 million, or 5%, to $4.2 million for the three months ended December 31, 2021, as compared to $4.6 million for the three months ended December 31, 2020, primarily driven by increased contribution margin* of $0.8 million in the subscription business.

Adjusted EBITDA

Operations Adjusted EBITDA decreased by $0.8 million, or 139%, to $1.4 million for the three months ended December 31, 2021, as compared to $0.6 million loss for the three months ended December 31, 2020. This was largely driven by increased recurring cash based operating costs, partially offset by the increased contribution described above.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended December 31,
	2021	2020	% Change
Sales & Marketing, Product Development and G&A	$5,810	$2,959	96%
Operating Loss	$(5,810)	$(2,959)	96%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(3,454)	$(1,369)	152%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss increased $2.9 million, or 96%, to $5.8 million for the three months ended December 31, 2021, as compared to $3.0 million for the three months ended December 31, 2020 largely as a result of increased salaries and wages of $1.0 million due to the addition of corporate personnel and increased stock-based compensation of $1.6 million.

Adjusted EBITDA

Corporate Adjusted EBITDA increased $2.1 million, or 152%, to $3.5 million for the three months ended December 31, 2021, as compared to $1.4 million for three months ended December 31, 2020. The increase was largely due to the increase in cash based operating costs described above related to salaries and wages.

Nine Months Ended December 31, 2021 as compared to Nine Months Ended December 31, 2020

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Revenue	$93,586	$44,189	112%

Cost of Sales	74,655	32,524	130%
Sales & Marketing, Product Development and G&A	24,632	18,677	32%
Intangible Asset Amortization	4,547	4,057	12%
Operating Loss	$(10,248)	$(11,069)	-7%
Operating Margin	-11%	-25%	-%
Adjusted EBITDA*	$981	$410	139%
Adjusted EBITDA Margin*	1%	1%	-%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $49.4 million, or 112%, during the nine months ended December 31, 2021, as compared to $44.2 million for the nine months ended December 31, 2020, primarily due to increased subscription revenue of $4.7 million as a result of subscriber growth with our largest OEM customer, increased advertising revenue of $11.8 million due to advertising growth at PodcastOne, increased sponsorship and licensing revenue of $3.0 million driven by the Social Gloves event held in June 2021, increased merchandising revenue of $12.3 million due to the acquisition of CPS near the end of the prior year quarter, and increased ticket and event revenues driven by the Social Gloves and Spring Awakening music festival held during the nine months ended December 31, 2021 with no comparable events held during the prior year quarter.

Operating Loss

Operating loss decreased $0.8 million, or 7%, to $10.2 million for the nine months ended December 31, 2020, as compared to $11.1 million for the nine months ended December 31, 2020, primarily as a result of a $7.3 million improvement in contribution margins* from operations primarily due to the Social Gloves event held in June 2021, with no comparable event in the prior year comparable period, partially offset by a $6.0 million increase in sales & marketing, product development and G&A during the nine months ended December 31, 2021, as compared to the same period in the prior year. This was primarily driven by the addition of corporate personnel, the timing of vesting of share-based awards, and operating costs associated with the Social Gloves and Spring Awakening events.

Adjusted EBITDA

Adjusted EBITDA* increased $0.5 million, or 139%, from a $0.4 million Adjusted EBITDA* for the nine months ended December 31, 2020, to a $1.0 million Adjusted EBITDA* for the nine months ended December 31, 2021, primarily as a result of the decrease in operating loss of $0.8 million described above, offset by higher cash based operating costs.

Corporate

Our Corporate results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended December 31,
	2021	2020	% Change
Sales & Marketing, Product Development and G&A	$19,344	$9,474	104%
Operating Loss	$(19,344)	$(9,474)	104%
Operating Margin	-100%	-100%	-%
Adjusted EBITDA*	$(9,636)	$(3,801)	154%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA.

Corporate Operating Loss

Corporate operating loss increased $9.9 million, or 104%, from a $9.5 million loss for the nine months ended December 31, 2020, to a $19.3 million loss for the nine months ended December 31, 2021. The increase was primarily largely as a result of increased salaries and wages of $2.7 million due to the addition of corporate personnel and increased stock-based compensation of $4.5 million.

Adjusted EBITDA

Corporate Adjusted EBITDA* decreased $5.8 million, or 154%, from a ($3.8) million Adjusted EBITDA* for the nine months ended December 31, 2020, to a ($9.6) million Adjusted EBITDA* for the nine months ended December 31, 2020. The increase was largely due to increased recurring cash based operating costs related to sales & marketing, product development and G&A.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $12.7 million, which primarily are invested in cash in banking institutions in the U.S. In April 2020, we received approximately $2.0 million under the U.S. Government’s Paycheck Protection Plan (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was subsequently forgiven in April 2021. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, public offerings, bank debt financing in fiscal year 2018 and the secured convertible debentures financing in June 2018 and February 2019. In June 2021 we entered into a Revolving Credit Facility (See Note 11 – Senior Secured Revolving Line of Credit to our condensed consolidated financial statements) and drew down aggregate advance amounts of $6.0 million. As of December 31, 2021, we had notes payable balance of $0.8 million, $5.8 million in aggregate principal amount of unsecured convertible notes, secured convertible notes with aggregate principal balances of $15.0 million, and a senior secured revolving credit facility with a principal balance of $7.0 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $35.1 million and used cash of $10.2 million in operating activities for the nine months December 31, 2021 and had a working capital deficiency of $22.3 million as of December 31, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

In February 2020, we acquired React Presents in exchange for $2.0 million in convertible debt. The convertible debt had a term of 2 years, bears interest at 8% per year and had a conversion price of $4.50 per share. In December 2021, we entered into an exchange agreement with the noteholder of the convertible debt whereby the debt was exchange in whole into shares of our common stock at an exchange price of $2.10 per share. Refer to Note 9 – Unsecured Convertible Notes in the accompanying notes to the condensed consolidated financial statements.

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

In July 2020, we completed a registered offering with an existing institutional investor, another investor and a music partner pursuant to which we sold 1,820,000 shares of our common stock to the investors for net proceeds of $7.3 million and issued 2,415,459 shares of our common stock to satisfy a $10.0 million vendor payment obligation to such music partner, each at a price of $3.28 per share (the “July 2020 Offering”). The July 2020 Offering was made pursuant to our shelf Registration Statement on Form S-3 (File No. 333-228909).

In September 2020, we entered into a Securities Purchase Agreement with a certain existing institutional investor pursuant to which we sold two of our 8.5% Subordinated Secured Convertible Note in the aggregate principal amount of $15.0 million. In connection with such financing, we agreed to issue to such investor’s designees 800,000 shares of our common stock. The note matures on June 3, 2023 (as a result of the June 2021 note extension, in which we also agreed to issue 60,000 shares of our common stock to the noteholders), accrues interest at 8.5% per year, payable quarterly in cash in arrears, and is convertible into shares of our common stock at a conversion price of $4.50 per share at the investor’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations.

On January 11, 2021, we entered into an Amendment of Notes Agreement with Trinad Capital, a related party, pursuant to which the maturity date of all of the Trinad Notes issued to Trinad Capital was extended to May 31, 2022, and in consideration of such extension, the interest rate payable under such notes increased to 8.5%, and we issued to Trinad Capital 280,000 shares of our common stock.

On August 11, 2021, we entered into an Amendment of the Notes Agreement with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes issued to Trinad Capital was extended to May 31, 2023, and in consideration of such extension, we issued to Trinad Capital 33,654 shares of its common stock.

As of December 31, 2021 and March 31, 2021, we had an outstanding unsecured convertible notes (the “Trinad Notes”) of $5.8 million and $5.5 million, respectively, in principal and accrued interest, issued to Trinad Capital.

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

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our unsecured convertible notes, and pay down our debt, in part or in full, subject to repayment limitation set forth in the credit agreement. Management plans to fund its operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a universal shelf Registration Statement on Form S-3, which became effective on February 7, 2019, allowing us to issue various types of securities, including common stock, preferred stock, warrants, debt securities, units, or any combination of such securities, up to an aggregate amount of $150.0 million, of which as of the date of this Quarterly Report $121.5 million is remaining available to be issued during the period equal to the shorter of (i) 6 months from February 7, 2022 and (ii) the date when the New Shelf S-3 is declared effective by the SEC. The Company also filed a replacement universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC on February 4, 2022, pursuant to which, if declared effective by the SEC, the Company will have the ability to raise up to $150.0 million in cash from the sale of its equity, debt and/or other financial instruments.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,
	2021	2020
Net cash used in operating activities	$(10,226)	$(9,100)
Net cash provided by (used in) investing activities	(3,122)	189
Net cash provided by financing activities	7,234	14,062
Net change in cash, cash equivalents and restricted cash	$(6,114)	$5,151

Cash Flows Used In Operating Activities

For the nine months ended December 31, 2021

Net cash used in our operating activities of $10.2 million primarily resulted from our net loss during the period of ($35.1) million, which included non-cash charges of $25.1 million largely comprised of depreciation and amortization, stock-based compensation, loss on extinguishment of debt, and debt conversion expense related to the exchange of the unsecured convertible note. In addition, our net loss during the period included non-cash income of $2.5 million as a result of a gain on forgiveness of PPP loans. The remainder of our sources of cash used in operating activities of $2.3 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and deferred revenue.

For the nine months ended December 31, 2020

Net cash used in our operating activities of $9.1 million primarily resulted from our net loss during the period of ($26.5) million, which included non-cash charges of $16.5 million largely comprised of the accretion of our debt discount on our unsecured convertible notes, depreciation and amortization, change in fair value of embedded derivatives, loss on extinguishment of debt and stock-based compensation. The remainder of our sources of cash used in operating activities of $0.9 million was from changes in our working capital, primarily from timing of accounts payable and accrued expenses, accounts receivable, prepaid expenses and other current assets and other long term liabilities.

Cash Flows Used In Investing Activities

For the nine months ended December 31, 2021

Net cash used in investing activities of ($3.1) million was primarily due to the ($2.9) million cash used for the purchase of capitalized internally developed software costs during the nine months ended December 31, 2021.

For the nine months ended December 31, 2020

Net cash provided by investing activities of $0.2 million was primarily due to $2.4 million of cash acquired from the stock purchase of PodcastOne and CPS, net of ($2.2) million cash used for the purchase of capitalized internally developed software costs during the nine months ended December 31, 2020.

Cash Flows Provided by Financing Activities

For the nine months ended December 31, 2021

Net cash provided by financing activities of $7.2 million was due to proceeds from the drawdown on the revolving line of credit of $7.0 million and proceeds from employee stock options of $0.9 million.

For the nine months ended December 31, 2020

Net cash provided by financing activities of $14.1 million was primarily due to $13.1 million of proceeds from secured convertible notes net of ($10.8) million to repay the senior secured debentures, $9.4 million proceeds from the issuance of shares of common stock, $2.1 million proceeds from notes payable and $0.5 million proceeds from exercises of stock options.

Debt Covenants

As of December 31, 2021, we were in full compliance with all covenants.

Contractual Obligations and Commitments

During the nine months ended December 31, 2021, we have entered into new licenses, production and/or distribution agreements for digital broadcast rights across certain events. These new agreements have not added any future minimum commitments for the fiscal year ending March 31, 2022, or for the fiscal year ending March 31, 2023.

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

Changes in Internal Control over Financial Reporting

Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted material weaknesses, as described in our 2021 Form 10-K. During our fiscal year ending March 31,2022, we have made the following enhancements to our internal control over financial reporting:

●	We added finance and accounting roles to the organization to strengthen our finance and accounting teams. The additional roles are expected to provide oversight, structure, reporting lines, and additional review over our disclosures; and

●	We implemented new policies and procedures relevant to the preparation of our financial statements to improve communication of key areas across the different departments to provide adequate structure, accountability, and segregation of duties;

Our remediation activities are continuing during our fiscal year ending March 31,2022. In addition to the above actions, we expect to engage in additional activities, including, but not limited to:

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

Other than as described above, there have been no changes in our internal control over financial reporting, during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of our Company, LXL Tickets, Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin, Blake Indursky and Computershare. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into our Company in 2016, our purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Based on the remaining claims, plaintiffs are seeking damages of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. We have denied and continue to deny plaintiffs’ claims. We believe that the complaint is an intentional act by the plaintiffs to publicly tarnish our and our senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. We are vigorously defending this lawsuit, and we believe that the allegations are without merit and that we have strong defenses. On June 26, 2018, we and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, we submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify us, among other things, for its costs and expenses incurred in connection with this matter. In November 2021, the court denied our summary judgment motion to dismiss plaintiffs’ fraudulent inducement claim, and dismissed plaintiff’s breach of the employment agreement claim with respect to our Company. As of December 31, 2021, all of plaintiffs’ claims other than fraudulent inducement were dismissed or addressed by the parties or the court. While a trial date has not yet been set, we expect the trial to commence sometime during the fiscal year ending March 31, 2023 (unless further extended as a result of the COVID-19 pandemic). We intend to continue to vigorously defend all remaining defendants against any liability to the plaintiffs with respect to the remaining claims, and we believe that the allegations are without merit and that we have strong defenses. As of December 31, 2021, while we have assessed the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on our business, financial condition and results of operations.

In July 2021, Simply Greatness Productions, LLC (“SGP”) served our Company with a complaint filed on July 21, 2021 in the Superior Court of the State of California County of Los Angeles against us and Paul Cazers. The complaint sought damages for an alleged breach of contract by us and an alleged breach of contract by Mr. Cazers related to the “Social Gloves: Battle of the Platforms” boxing event (the “Event”), alleged that we fraudulently induced SGP to commit to an oversize production budget based upon us knowing or negligent misrepresentation as to the anticipated pay-per-view sales for the Event, and sought an accounting on the performance of the Event.

On July 22, 2022, we filed a complaint against SGP, Austin McBroom, Catherine Paiz McBroom and Allen McBroom in the Superior Court of the State of California County of Los Angeles. The complaint arose from defamatory statements the defendants made following the Event claiming that we were dishonest about the number of ticket sales. In addition, our complaint alleged a breach of contract based on SGP’s willful failure to collaborate with us on marketing the Event resulting in poor ticket sales which, in turn, meant reduced fees to us. The complaint further alleged fraud and intentional interference with prospective economic advantage. We were asking the court to award no less than $100 million in damages. During the quarter ended December 31, 2021, the parties settled their claims against each other and claims by certain other parties for total payments by us of approximately $3.0 million of the Event proceeds received us and made to applicable payees, and the parties to this action dismissed each of their claims described herein with prejudice.

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 25% of our consolidated revenue for the nine months ended December 31, 2021, and 38% of our consolidated revenue for the nine months ended December 31, 2020. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our accompanying condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $35.1 million and $26.5 million for the nine months ended December 31, 2021 and 2020, respectively, and cash used in operating activities of $10.2 million and $9.1 million for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $205.0 million and a working capital deficiency of $22.3 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

Our revenue, margins and other operating results could vary significantly in the future from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control, including, as a result of our acquisition of React Presents in February 2020, PodcastOne in July 2020, CPS in December 2020, and Gramophone in October 2021, and our entry into holding, promoting and managing our live festivals and events, podcasting and the merchandise personalization industry. Factors that may contribute to the variability of our operating results and cause the market price of our common stock to fluctuate include:

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

Government proposed COVID-19 vaccine mandates could have a material adverse impact on our business and results of operations.

On November 5, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) requiring that most employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or require employees to obtain a negative COVID-19 test at least once a week. On January 25, 2022, OSHA withdrew the ETS, although the agency did not withdraw the ETS as a proposed rule. OSHA clarified that it is prioritizing its resources to focus on finalizing a permanent COVID-19 Healthcare Standard. If the ETS is reissued or a new COVID-19 Healthcare Standard or similar standard is issued by OSHA, as a company with more than 100 employees, such standard(s) would require us to mandate COVID-19 vaccination of our workforce or have our unvaccinated employees undergo required weekly COVID-19 testing, which could be difficult and costly. Further, additional vaccine and testing mandates may be announced in jurisdictions in which we operate our business, and there could be potential conflict with actions by certain states that are in conflict with the federal mandate, the impacts of which remain uncertain. Requirements to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in labor disruptions, employee attrition and difficulty securing future labor needs, and could have a material adverse effect on our revenues, costs, financial condition and results of operations.

Risks Related to Our Indebtedness

We may not have the ability to repay the amounts then due under the senior credit facility, Harvest Notes and/or convertible notes at maturity.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of December 31, 2021 was $26.9 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with senior facility lender and the holders of the Harvest Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the holders of the Harvest Notes or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

If we do not comply with the provisions of the senior credit facility and the Harvest Notes, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

The senior credit facility and the Harvest Notes contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement) and of Free Cash (as defined in the Harvest Notes). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of December 31, 2021, we were in full compliance with these covenants.

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

During the three months ended December 31, 2021, we issued 1,234,508 shares of our common stock valued at $3.1 million to the lenders and to the seller in connection with our acquisition of Gramophone. We valued these shares at prices between $1.18 and $2.89 per share, the market price of our common stock on the date of issuance.

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

LIVEONE, INC.

Date: February 14, 2022	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Aaron Sullivan
Aaron Sullivan
Interim Chief Financial Officer and Vice President (Interim Principal Financial Officer and Interim Principal Accounting Officer)