Form 10-K
period 2022-03-31
LiveOne, Inc.
filed 2022-06-29
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2021, was approximately $195.0 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of June 27, 2022 the registrant had 83,029,529 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (this “Form 10-K”) incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the U.S. Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

ii

PART I

Item 1. Business

Overview

LiveOne, Inc. (formerly LiveXLive Media, Inc.) (the “Company,” “LiveOne”, “we,” “us,” or “our”) is a creator-first, music, entertainment and technology platform focused on delivering premium experiences and content worldwide through memberships and live and virtual events. We are a pioneer in the acquisition, distribution and monetization of live music events, Internet radio, podcasting/vodcasting and music-related membership, streaming and video content. Through our comprehensive service offerings and innovative content platform, we provide music fans the ability to listen, watch, attend, engage and transact. Serving a global audience, our mission is to bring the experience of live music and entertainment to consumers wherever music and entertainment is watched, listened to, discussed, deliberated or performed around the world. Our operating model is focused on a flywheel concept of integrated services centered on servicing and monetizing superfans through multiple revenue streams and product/service offerings. At March 31, 2022, we operated five core integrated services: (1) one of the industry’s leading online live music streaming platforms (LiveOne), (2) a fully integrated membership and advertising streaming music service Slacker, Inc. (“Slacker”) operating as LiveOne powered by Slacker, (3) a leading podcasting platform operating as PodcastOne (“PodcastOne”), (4) producer of original music-related content, including live music festivals, concerts and events through React Presents LLC (“React Presents”), and (5) a retailer of personalized merchandise and gifts operating as Custom Personalization Solutions, Inc. (“CPS”). LiveOne is the first ‘live social music network, delivering  premium live-streamed, digital audio and on-demand music experiences from the world’s top music festivals, concerts and events, including having worked with Rock in Rio, Electronic Daisy Carnival (“EDC”) Las Vegas, iHeartRadio’s Wango Tango and many more. LiveOne enhances the experience by granting audiences access to premium original content, artist exclusives and industry interviews. Our LiveOne application offers users access to live events, audio streams with access to millions of songs and hundreds of expert-curated radio platforms and stations, original episodic content, podcasts, vodcasts, video on demand, real-time livestreams, and social sharing of content. In October 2021, we entered artist and brand development and music-related press relations business through our acquisition of Gramophone. Today, our business is comprised of a single operating segment (hereon referred to as our “operations”).

We generate revenue through the sale of membership-based services and advertising from our music offerings, from the licensing, advertising and sponsorship of our live music and podcast content rights and services, from our expanding pay-per-view offerings, from retail sales of merchandise and gifts and expect to generate revenue from ticket sales as live events return post-COVID 19 pandemic and other revenue streams.

Operations

We provide services through a dedicated over-the-top application powered by Slacker (“LiveOne App”) called LiveOne. Our services are delivered through digital streaming transmissions over the Internet and/or through satellite transmissions and may be accessed on users’ desk-top, tablets, mobile devices (iOS, Android), Roku, Apple TV, and Amazon Fire, and through over-the-top (“OTT”), STIRR, and XUMO with more service platforms in discussions. Our users can also access our music platform from our websites, including www.liveone.com and www.slacker.com. Our users may also access our podcasts on www.podcastone.com or our PodcastOne app and acquire merchandise and gifts on www.personalizedplanet.com and www.limogesjewelry.com.

Historically, we acquired the rights to stream our live and recorded music and broadcasts from a combination of festival owners and promoters, such as Anschutz Entertainment Group (“AEG”) and Live Nation Entertainment, Inc. (“Live Nation”), music labels, including Universal Music, Warner Music and Sony Music, and through individual music publishers and rights holders. In March 2019, we entered into a multi-year agreement with iHeartMedia that combines content, production, distribution and promotion, which was further extended in March 2020, giving us exclusive global livestreaming rights to over 20 of their events per year. Beginning mid-March 2020, the current pandemic associated with COVID-19 temporarily shut down the production of all on-ground, live music festivals and events, which resulted in the termination of our agreement with iHeartMedia. As a result, we pivoted our production to 100% streaming, and began producing, curating, and broadcasting streaming music festivals, concerts and events across our platform. In May 2020, we launched our first pay-per-view (“PPV”) performances across our platform, allowing artists and fans to access a new digital compliment to live festivals, concerts and events.

The majority of our content acquisition agreements provide us the exclusive rights to produce, license, broadcast and distribute live broadcast streams of these festivals and events throughout the world and across any digital platform, including cable, Internet, video, audio, video-on-demand (“VOD”) and virtual reality (“VR”). We are working to expand our VOD, PPV, content catalog and content capabilities. Since 2018, we launched LiveZone, a traveling studio originating from live music events and festivals all over the world. LiveZone combines music news, commentary, festival updates and artist interviews, and provide context to premiere events by showcasing exotic locales, unique venues, and artist backstories, adding “pre-show” and “post-show” segments to livestreamed artist performances and original festival-based content. During fiscal years ended March 31, 2022 and 2021, we launched our own franchises including “Music Lives,” our multi-artist virtual festival, “Music Lives ON,” our weekly series of virtual live-streaming performances, “Self Made” our music competition platform, “The Lockdown Awards”, our award show celebrating the best in quarantine content, “The Snubbys”, our award show celebrating deserving artists who should have been but were not nominated for applicable awards, and “The Breakout Awards,” our award show celebrating some of the year’s most iconic music, celebrities and pop culture moments.

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

During the fiscal year ended March 31, 2022, we livestreamed 126 major music festivals and live music events and generated approximately 54 million views worldwide, and as of March 31, 2022, our membership services eclipsed 1,481,000 paid members and approximately 0.8 million monthly active users (“MAUs”) across our audio services. Included in the total number as of March 31, 2022 are certain members which are the subject of a contractual dispute. We are currently not recognizing revenue related to these members. We use MAUs, which is a non-GAAP financial measure, as a measure of our audience reach and define a MAU as a user of one of our platforms who has logged in and visited our music membership platform, as a unique user, on the day of measurement.

Live Music Events

We produce, edit, curate and stream live music events through (i) broadband transmission over the Internet and/or satellite networks to our users throughout the world, where permitted (“Digital Live Events”) both advertisers supported and PPV events, and (ii) physical ticket sales of on-location music events and festivals at a variety of indoor clubs and outdoor venues and arenas (“On-premise Live Events”). These services allow our users to access live music content in person and over the Internet, including the ability to chat and communicate over our platform. LiveOne provides Digital Live Events for free to our users; however, beginning in May 2020 we launched PPV capabilities and began charging our users to view certain Digital Live Events. We monetize these live events through third party advertising and sponsorship, including with brands such as Volkswagen, Hyundai, Facebook, Tik Tok, Porsche, and Pepsi, and selling territorial licensing rights to Tencent in China and Ocesa in Mexico. Our cost structure varies by music event, and may include set upfront fees/artist guarantees, the amount of which is often dependent on specific artist. A festival’s existing production infrastructure or lack thereof, and, in turn results in, us having a production/financial commitment to the live stream, and in some cases, we may also share the associated revenue. The fees generated from any advertising, sponsored content, VOD/PPV and other services are generally subject to the aforementioned revenue sharing arrangements with certain artists, festival owners and/or music right holders, when applicable.

In February 2020, we acquired React Presents, a Chicago based live music promoter which promoted, produced and ran over 200 live events in 2019, including React Presents’ owned tent pole festival Spring Awakening.

Digital Internet Radio and Music Services

Our digital Internet radio and music services are available to users online and through automotive and mobile original equipment manufacturers (“OEMs”) on a white label basis, which allow certain OEMs to customize the radio and music services with their own logos, branding and systems. Our users are able to listen to a variety of music, radio personalities, news, sports, comedy and the audio of live music events. Our revenue structure for our digital Internet radio and music services varies and may be in the form of (i) a free service to the listener supported by paid advertising, (ii) paid premium membership services, and/or (iii) a fixed fee per user. The fees generated from ad-supported and membership services are generally subject to revenue sharing arrangements with music right holders and labels, and fees to festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (“Content Providers”).

Podcast Services

Our podcasts are available to users online alongside our digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on the LiveOne platforms and also on other leading podcast listening platforms such as Apple Music, Spotify, and Amazon. Similar to our digital Internet radio fee structure, we monetize podcasts through (i) paid advertising or (ii) paid premium membership services. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 300 episodes per week and has generated over 2.48 billion downloads during the year ended March 31, 2022. In April 2021, we announced an agreement with Samsung for all PodcastOne distributed content to be available via the Listen tab on Samsung TV.

In addition to PodcastOne’s core business, it also built, owns and operates a solution for the growing number of independent podcasters, LaunchPadOne. LaunchPadOne is a self-publishing podcast platform, created to provide a low or no cost tool for independent podcasters without access to parent podcasting networks or state of the art equipment to create shows. LaunchPadOne serves as a talent pool for us to find new podcasts and talent.

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

Ancillary Products and Services

We also provide our customers the following:

●	Regulatory Support – streaming of music is generally subject to copyright protection. Whenever possible, we use our best efforts to clear music copyright licenses, artist streaming preferences and music publishing rights in advance of usage.

●	Post-Implementation Support – once our LiveOne App is activated, we provide technical and network support, which includes 24/7 operational assistance and monitoring of our services and performance.

Our Industry

Globally, we estimated that recorded music revenues increased to $25.1 billion in 2021, up 18.4%. We believe that by 2030, global recorded music revenues will increase to $56 billion. Our addressable market includes streaming of live music and entertainment, Internet radio, audio downloadable music, podcasts and online VOD services. These markets are experiencing significant growth and now represent the majority of the music industry’s overall revenue, as physical and digital record sales have steadily declined. We both capitalize on these trends and provide additional earnings opportunities to industry stakeholders, including agents, managers, distributors, producers, labels, publishers, advertisers and social influencers (collectively, “Industry Stakeholders”).

Live Music Industry

The live music industry is a large, growing market that creates, manages and promotes live performances and events, ranging from festivals to concerts and events in stadiums, arenas, and other smaller venues. We expect live music industry revenues to grow to $30 billion by 2025. Festivals, which is where our live concert promotion has focused on, have become an increasingly important cultural phenomenon. Each festival can attract hundreds of thousands of people over multiple day periods. The most popular festivals based on attendance include Coachella, EDC, Glastonbury, Outside Lands Music and Arts Festival, Rock Werchter, Rock in Rio, Roskilde, Tomorrowland and Ultra Music Festival. The live event industry is a global market with only a fraction of the leading live music events located in the U.S. In addition to festivals, there are thousands of live music events and performances that occur nightly in large and small venues such as arenas, theatres, clubs, bars and lounges. As a result of the popularity of live music performances, there has been a growing interest in experiencing live events and performances via online streaming distribution. To address this growing opportunity, we acquired React Presents in February 2020, which promoted, produced and ran over 200 live events in 2019, including its tent pole Spring Awakening, one of the largest music festivals in the Chicago, Illinois and drawing a large regional audience.

With the onset of COVID-19 in early calendar year 2020, substantially all major live music events to be held in calendar year 2020 were cancelled, including our own Spring Awakening. To address the demand for live music events, we shifted our focus to live digital concerts and festivals, and our platform experienced tremendous growth in the number of live events streamed and overall viewership. During the fiscal year ended March 31, 2022, we live-streamed over 126 events with over 54 million views. These events featured artists such as Pitbull, Wiz Khalifa, Dierks Bentley, Billie Eilish, and The Foo Fighters, in addition to our own internally developed franchises such as “Music Lives,” our largest digital music event, “Music Lives ON,” our weekly series of virtual live-streaming performances, “The Snubbys”, our award show celebrating deserving artists who should have been but were not nominated for applicable awards, and “The Breakout Awards,” our award show celebrating some of the year’s most iconic music, celebrities and pop culture moments.

Additionally, the growth of the live music industry benefits ancillary verticals, such as merchandise and primary/secondary ticket marketplaces. Merchandise includes the retail sales of licensed music-related goods and is estimated to be larger than $3.5 billion since 2018.

Digital Music Streaming Industry

The addressable market for paid digital music streaming is large and growing, representing almost half of global music revenue. In 2021, we estimate that streaming revenue was $16.9 billion or approximately 65% of global music sales, and we further expect paid streaming users to surpass 1.2 billion by 2030.

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

Podcasting Industry

The podcasting industry continues to benefit from both a broad audience, with attractive demographics and loyal listeners. According to Edison One and Triton Digital, an estimated 100 million people listened to a podcast each month in 2020 and is expected to reach 125 million in 2022. As podcast listening grows, the addressable market for podcast advertising spend continues to grow. PricewaterhouseCoopers estimated that podcast advertising spend was $1.5 billion in 2020 and is slated to reach $3.5 billion by 2024, annual growth of nearly 20% per their 2020 Global Entertainment and Media Outlook Report.

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

Live Music

Technology is a key component of our network that brings our ecosystem to life for our users and Content Providers. We currently deliver our video viewer experience through our LiveOne App and an HTML-based website compatible with most major web browsers (e.g., Chrome, Safari, Internet Explorer) and operating systems (e.g., Windows, MacOS, iOS, Android). Our developers bring extensive experience building technology solutions for the leading media companies of the world, including the design of live and VOD workflows, the video content management system and delivery of content on mobile, OTT and desktop clients.

More recently, we built and launched a pioneering technology stack for delivering our content to users on nearly any Internet-connected device. Our most recent version of the LiveOne App is available on the iOS and Android operating systems and through Apple TV, Roku, Samsung and Amazon Fire platforms. We believe our full-service, delivery-to-distribution back-end will allow us to capitalize on monetization opportunities and is the first step in creating a digital supply chain for live music and music-related video content.

Podcasting

PodcastOne is one of the few podcast networks with proprietary Content Management System (“CMS”)/Content Delivery Network (“CDN”) that allows for optimized programmatic capabilities and improved audience analytics. Our hosts/talent are also able to view their download numbers, trends and analytics on this proprietary software, something many competitors don’t provide. This fully owned and operated enterprise CMS rivals other paid platforms such as Megaphone (Spotify owned), Art19 (Amazon owned) and SimpleCast (SiriusXM/Pandora owned). The CMS day to day operation and maintenance is managed by a vendor we contract with and is constantly being updated to be a best-in-class system. The CMS is the platform where podcast episodes are uploaded, really simple syndication (RSS) feeds are created and distributed to listening platforms, and the listening data is analyzed and displayed in a dashboard for the hosts / producers to see.

PodcastOne also majority owns LaunchPadOne, a free innovative podcast hosting, distribution, and monetization platform that provides an end-to-end podcast solution.

Members

We currently stream our music services for live events globally to music fans worldwide, and with users located in North America for our digital music streaming services. We are currently developing plans to expand our music presence internationally. Our music streaming customers include individual users and OEMs such as Tesla, Verizon, T-Mobile, and, to a lesser extent, advertisers and third-party licensees. In December 2021, we also launched LiveOne on Google's Android Automotive platform, a full-stack, open source, highly customizable software platform powering the vehicle's numerous safety, environmental, and infotainment systems, enabling implementers to differentiate and tailor the content experience specific to a brand's identity. Android Automotive continues to see wide adoption from virtually all the major automotive OEMs including Ford, GMC, Dodge, Chrysler, Volvo, Polestar, Ford, Lincoln, Chevrolet, Nissan, Volkswagen, Mitsubishi, and others. For the fiscal year ended March 31, 2022 and 2021, we had one single customer that represented approximately 28% and 36% of our total consolidated revenue in the period, respectively.

We provide live production and content curating and processing services to our festival and event partners on an exclusive basis, globally. These agreements are generally for three to seven years in duration. Our customers also include major cable networks, where we have historically agreed to share production costs for certain festivals.

Competitive Advantage

We are producers, acquirers and distributors of live and digital music and Internet radio entertainment services, and work closely with major and independent labels, music festival owners and other content producers to provide unique and compelling music content across our platform for our listeners. Accordingly, our significant operating and deal-making experience and relationships with Content Providers, OEMs such as Tesla, cable networks, major advertisers and music publishers and distribution companies in our industry gives us a number of competitive advantages and may present us with a substantial number of additional business targets and relationships to facilitate growth going forward. We believe that we have sustainable competitive advantages due to our growing market position in live events, technology and relationships with important music labels, content suppliers and festival owners.

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

Strategy

Content

During the year ended March 31, 2022, we livestreamed 126 major music festivals and events. The majority of our agreements provide us exclusive rights to produce and digitally stream these live festivals across any screen in most major territories around the world. Moreover, and in certain cases, we also have the exclusive rights to VOD, AR, VR, broadcast TV and audio rights from these festivals (subject to music copyright clearances).

Our near-term strategy is to continue aggressively producing, acquiring and aggregating live and on-demand performances (e.g., on stage sets) and non-performance (e.g., behind the scenes, interviews) music-related video content from festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (collectively, the “Content Providers”); acquiring and producing original music-related video and audio content; and curating existing online and digital radio premium content. In addition to acquiring and/or partnering with third party Content Providers, our digital studio, LiveOne Studios, plans to develop and produce original music-related video content, including digital magazine-style news programming and original-concept digital pilots and documentaries. During fiscal years ended March 31, 2022 and 2021, we launched our own franchises including “Music Lives,” our multi-artist virtual festival, “Music Lives ON,” our weekly series of virtual live-streaming performances, “The Lockdown Awards”, our award show celebrating the best in quarantine content, “Self Made” our music competition platform, “The Snubbys”, our award show celebrating deserving artists who should have been but were not nominated for applicable awards, and “The Breakout Awards,” our award show celebrating some of the year’s most iconic music, celebrities and pop culture moments.

Over the long term, our strategy is to combine our live events with our audio music and radio services (collectively, the “Music Services”). We believe that the combination of these Music Services will serve as our user engagement platform, differentiate our Music Services from our competitors and provide us more opportunities to expand and grow our current membership base and revenues from membership fees, advertising, sponsorship and licensing. Moreover, we plan to drive more audience to our Music Services platform of as we grow our streamed live events, helping us leverage and lower our overall marketing spending and drive more user growth.

Approximately 35% and 51% of our revenue for the years ended March 31, 2022 and 2021, respectively, was from our membership services platform. The diversification of our revenue streams was driven by increases in ticket and event revenue as an overall percentage of total revenues from 3% to 17% along with the increase in the number of digital-only live events and live views across our platform, however growth in paid sponsorship revenue remained constant at 6%. As live events return post the COVID-19 pandemic, we expect ticket and event revenue (including sponsorship) to increase meaningfully as a percentage of our overall revenue mix in the coming periods. We also believe the data we generate from our platform will be valuable to Industry Stakeholders and the ability to reach our audience to market more efficiently to them products and services.

Platform Innovation

Our platform engagement strategy is to build a compelling online and digital experience for our users, anchored by a pioneering website and our custom LiveOne App. Our LiveOne platform offers access to some of the world’s leading music festivals and live events with multi-day and simultaneous multi-stage coverage, unique concerts, intimate performances and premium original programming. It is fueled by our LiveOne App, which we believe will drive 24/7/365 user engagement and data that we will be able to convert to earnings and cash flow through multiple potential revenue streams.

We continuously redesign and develop our custom LiveOne App with interactive features that enhance the live music experience and, when combined with our platform’s functionality, unique features and underlying music service, create an immersive digital experience in and of itself. We believe the combination of the intuitive, modern LiveOne user interface and cross-platform capabilities will be instrumental in creating a deeply engaging, personally-tailored central hub for live music, music-related video content and streaming music content, particularly for those users who are otherwise unable to attend live events in person. Our aim is to also include features for personalization, social interaction services, multiple live channels, vertical video, merchandise and other offerings to further solidify users’ affinity toward our platform and their interests.

We currently run on a responsive HTML-based website that has been developed to work across browsers on any Internet-connected screen. The website’s home page includes featured content portals used for programming the most relevant content. The remainder of the page features video content and music stations that are updated regularly and covers a full spectrum of music genres. As our content library and user data grows, the featured content portals and other aspects of the user experience will be individually personalized and tailored to a user’s preferences and interests. We have added video, display and other advertising to the website to generate additional revenue. We will work with our developers to continue to iterate, add and tweak features based on internal and external feedback.

Our unified LiveOne App ecosystem includes live streaming video, VOD, streaming music stations, podcasts, vodcasts, push notifications, festival-specific functionality, original content video, locally sold and programmatic ads capability, the capability to display time-shifted content and enhanced functionality that will support social media sharing and user community engagement. The main Live page of our LiveOne App includes a top hero carousel depicting featured performances and options for viewing concurrent programming located below the top carousel. Our LiveOne App also includes a Live Video experience tab dedicated to ongoing and past festivals. For this section, we allow users to view multiple stages of a single festival broadcasting live simultaneously when applicable. We believe this fun and simple interface layout, together with LiveZone, will highlight key content and encourage users to also discover our other content offerings.

Our unified LiveOne App showcases several features that we believe will encourage and facilitate user engagement and interactivity, including:

Artist Picker - Personalization — This feature is foundational for personalization and recommendations of content with user profile integration; artists that are picked will track to user profiles for personalization. Through our acquisition of Slacker, we are able to add their highly developed enterprise content and user management systems to the LiveOne platform. Once they have been upgraded to work with video as well as audio, they will form the core of LiveOne’s data management platform and personalization system.

Personalized and Programmed Content Carousels — Content carousels are a key feature of the new unified App with the ability to feature multiple programmed and personalized content of Live events, VOD featured content and audio streams.

Slacker-Powered Music Service — With the unification convergence of two content services, this integration includes the Slacker music service for streaming radio stations with data informed human curation. Slacker’s expertise and toolset for generating both human curated and programmatically generated media channels allow LiveOne to quickly bring both audio and video channels to market for a fraction of the expense typically associated with those activities.

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

Chat — In our endeavor to enhance the live event experience digitally, we will feature an integrated user chat system so users can connect, share and comment regarding the live content. The integrated chat will allow users to connect, comment and share, all without leaving the LiveOne App.

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

Pay Per View (PPV) — Due to the growing demand for digital-only events post COVID-19, we created our own PPV platform, which allows artists, venues, promoters and festivals to charge users direct for digital access to live events. We also expect our PPV platform to continue to grow substantially in the long term. We continue to see growth in PPV post COVID-19 lockdowns being eased.

By executing the above strategies, we are creating a platform that is dedicated to live music and has the breadth and depth of content to reach and be relevant to a global audience of all ages.

Expanding Podcasting Reach

PodcastOne has built, owns and operates a solution for the growing number of independent podcasters called LaunchPadOne. LaunchPadOne is a free innovative self-publishing podcast hosting, distribution, and monetization platform that provides an end-to-end podcast solution. LaunchPadOne was created to provide a low or no cost tool for independent podcasters without access to parent podcasting networks or state of the art equipment to create shows. LaunchPadOne serves as a talent pool for us to find new podcasts and talent. With over 1,000 available podcasts, LaunchPadOne offers creators a 360 podcasting ecosystem - a cutting-edge technology hosting platform, customizable design elements, a podcast player, distribution tools to publish on all major listening apps, including Apple Podcasts, Spotify, Google Podcasts, Overcast and Pocket Casts and others, and a deep network of shows. LaunchPadOne’s robust platform technology, promotion and monetization opportunities will allow podcast creators to leverage unique opportunities from PodcastOne, such as the ability to accumulate new listeners, get discovered, and collaborate with the established podcast network. PodcastOne will monetize the audience of the LaunchPadOne network through ad insertion technology platform, which generates revenue for PodcastOne. Simultaneously, LaunchPadOne creators will receive free hosting and also have the opportunity to generate revenue for their own podcasts by embedding any ads they sell on their own.

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

We expect to compete for the time and attention of our users with other Content Providers based on a number of factors, including: quality of experience, relevance, acceptance and diversity of content, ease of use, price, accessibility, perceptions of advertisement load, brand awareness and reputation. We also expect to compete for the time and attention of users based on the presence and/or visibility of the LiveOne platform as compared with other platforms and Content Providers that deliver content through Internet-connected screens.

Our competitors include (i) broadcast radio providers, including terrestrial radio providers such as CBS and satellite radio providers such as Sirius XM, (ii) interactive on-demand audio content and pre-recorded entertainment, such as Apple Music, Amazon Music, Spotify and Pandora that allow listeners to stream music or select the audio content that they stream or purchase, (iii) podcast providers, including Amazon Music, Apple Music, Apple Podcasts, Spotify and iHeartMusic, (iv) large merchandise retailers, online and traditional specialty retailers, (v) other forms of entertainment, including Facebook, Twitch, Instagram, Google/YouTube and Twitter, and (v) promoters and producers of content on mobile, online and AR/VR platforms such as Red Bull TV, Live Nation TV and independent content owners. Conversely, these content platforms can also become valuable distribution partners. For example, we have livestreamed our music festivals and events across Facebook, YouTube and Twitch, and partnered with iHeartMedia to livestream multiple iHeart-sponsored events across our music platform, and our podcasts are available on Spotify, Amazon Music, Apple Podcasts, and iHeartMusic, among others.

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

●

The Music Modernization Act (MMA) updated the copyright law to make statutory licensing more efficient for digital music providers. Under the new law, the U.S. Copyright Office has designated the Mechanical Licensing Collective, Inc. (The MLC) to collect and distribute mechanical royalty payments. As of January 1, 2021. LiveOne has a blanket license in place with the MLC that enables us to make all songs delivered by our recorded music label partners available to our users in our music service upon delivery, eliminating any need for further rights clearances, making our service more robust and current.

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

Workforce Composition

As of March 31, 2022, we had a total of 200 employees of which 184 were full-time employees as well as other persons who provide to us consulting and other services, including through our subsidiaries. These employees represent the diverse and complex nature of LiveOne with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance.

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

Diversity

Diversity, equity and inclusion are keys to our success. As a company, we value diversity and respect all voices, from both inside and outside our organization. One of our top human capital priorities at LiveOne is to create an inclusive organizational culture to attract and develop a dynamic workforce that is as diverse as the audiences and communities we serve which includes and supports gender identity, race, sexual orientation, sexual identity, ethnicity, religion, socioeconomic background, age, disability, national origin and more. Our ongoing recruiting efforts include including targeting minority enrolled universities, working with minority and woman owned talent and search firms, working hand and hand with them to create job descriptions that are both gender neutral and culturally sensitive to attract the most diverse and inclusive candidate pools. In addition, our board of directors is committed to seeking director candidates who can best contribute to the future success of our Company and represent stockholder interests through the exercise of sound judgment and leveraging of the group’s diversity of skills and experience, resulting in board members with diverse backgrounds, including, among other attributes, gender, ethnicity and professional experience.

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

Corporate History

On August 2, 2017, our name changed from “Loton, Corp” to “LiveXLive Media, Inc.”, and we reincorporated from the State of Nevada to the State of Delaware, pursuant to the reincorporation merger of Loton, Corp (“Loton”), a Nevada corporation, with and into LiveXLive Media, Inc., a Delaware corporation and Loton’s wholly owned subsidiary, effected on the same date. As a result of such reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. On October 6, 2021, our name changed from “LiveXLive, Media Inc.” to “LiveOne, Inc.” Our principal executive offices are located at 269 S. Beverly Drive, Suite #1450, Beverly Hills, 90212.

Available Information

Our main corporate website address is www.liveone.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and our other reports and documents filed with or furnished to the SEC, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at our principal executive offices or by calling (310) 601-2500. All of our SEC filings are also available on our website at http://ir.liveone.com/ir-home as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All of our SEC filings are also available at the SEC’s website at www.sec.gov.

We provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases on the investor relations section of our corporate website. Investors can receive notifications of new press releases and SEC filings by signing up for email alerts on our website. Further corporate governance information, including our board committee charters and code of ethics, is also available on our website at http://ir.liveone.com/ir-home. The information included on our website or social media accounts, or any of the websites of entities that we are affiliated with, is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website or social media accounts are intended to be inactive textual references only.

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

RISK FACTORS SUMMARY

The risks contained in this Risk Factors Summary are not exhaustive and it is not possible for us to predict all risks that could cause our actual results to differ materially. The risks speak only as of the date hereof, and new risks may emerge or changes to the foregoing risks may occur that could impact our business.  Some of the material risk include, but are not limited to, the following:

Risks Related to Our Business and Industry

●	We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

●	Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may be unsuccessful in executing our business model.

●	We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

●	We may require additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures, which may not be available on terms acceptable to us or at all and which depends on many factors beyond our control.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our ordinary shares and penny stock trading.

●	The COVID-19 pandemic adversely impacted our ability to produce on-premise live events, and to a lesser extent portions of our programmatic advertising revenue; the pandemic also adversely affected the global economy, which adversely impacted other parts of our business, including our ability to access capital markets, if and when required.

●	The ability of our employees to work may be significantly impacted by the coronavirus.

●	We cannot predict the impact of the COVID-19 pandemic on our customers, suppliers, vendors, and other business partners, and the full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

●	Our business is partially dependent on our ability to secure music streaming rights from Content Providers and to stream their live music and music-related video content on our platform, and we may not be able to secure such content on commercially reasonable terms or at all.

●	If we fail to increase the number of users consuming our live music and music-related video content on our platform, and/or the number of members to Slacker, our business, financial condition and results of operations may be adversely affected.

●	Our ability to increase the number of our listeners depends in part on our ability to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers with products that integrate our service.

●	We may be unsuccessful in developing our original content.

●	We face intense competition from competitors, and we may not be able to increase our revenues, which could adversely impact our business, financial condition and results of operations.

●	Expansion of our content beyond live events and pre-recorded music, such as podcasts, subjects us to additional business, legal, financial and competitive risks.

●	We face significant competition for advertiser and sponsorship spend.

●	Emerging industry trends in digital advertising may pose challenges for our ability to forecast or optimize our advertising inventory, which may adversely impact our ad-supported revenue.

●	Negative media coverage could adversely affect our business.

●	Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of ad-supported users, paid members and advertisers.

●	We plan to expand into international markets in the 2023 fiscal year, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Company

●	For the years ended March 31, 2022 and 2021, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

●	We heavily depend on relationships with our Content Providers and other Industry Stakeholders and adverse changes in these relationships, could adversely affect our business, financial condition and results of operations.

●	We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and our Interim Chief Financial Officer, Vice President, Controller, Interim Treasurer and Interim Secretary, Aaron Sullivan, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

●	Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.

●	Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

●	We may not have the ability to repay the amounts then due to our senior secured lender or the holders of the Harvest Notes and/or unsecured convertible notes at maturity.

●	If we do not comply with the provisions of the senior credit facility and the Harvest Notes, our lenders may terminate their obligations to us and require us to repay all outstanding amounts owed thereunder.

●	Our quarterly operating results may be volatile and are difficult to predict in the future, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

●	We depend upon third-party licenses for sound recordings and musical compositions and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results and financial condition.

Risks Related to Our Acquisition Strategy

●	We can give no assurances as to when we will consummate any future acquisitions or whether we will consummate any of them at all.

Risks Related to Technology and Intellectual Property

●	We rely heavily on technology to stream content and manage other aspects of our operations and on our Content Management System (“CMS”). The failure of any of this technology to operate effectively could adversely affect our business.

●	Regulatory and business practice developments relating to personal information of our users and/or failure to adequately protect the personal information of our users may adversely affect our business.

Risks Related to Our PodcastOne Business

●	We face and will continue to face competition for listeners and listener listening time.

●	Our business is dependent upon the performance of the podcasts and their talent.

●	If we fail to increase the number of listeners consuming our podcast content, our business, financial condition and results of operations may be adversely affected.

●	Our podcasting revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict our revenue and could adversely affect our business.

●	We rely on integrations with advertising platforms, demand-side platforms (“DSPs”), proprietary platforms and ad servers, over which we exercise very little control.

●	Our revenue model also depends in part on high impression volumes, the growth of which may not be sustained.

●	Our advertising sales depend on how our listener data is collected and how advertisers select their ad listener targeting in the future.

Risks Related to Our E-commerce Merchandising Business

●	Our business is affected by seasonality, which could result in fluctuations in our operating results.

●	We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.

●	Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Risks Related to our Festival and Events Business

●	Our success relies, in part, on the strength of our live in person festivals and events, as well as our online businesses, and if any of them were to become less popular, our business could suffer.

●	If we are forced to cancel or postpone all or part of a scheduled festival or event, our business may be adversely impacted, and our reputation may be harmed.

●	There is the risk of personal injuries and accidents occurring at our live music events, which could subject us to personal injury or other claims, increase our expenses and damage our brands.

Risks Related to the Ownership of Our Common Stock

●	The market price of our common stock may be highly volatile.

●	We cannot guarantee that our stock repurchase program will be consummated, fully or all, or that it will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

●	Our Chairman and Chief Executive Officer and stockholders affiliated with him own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

●	Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall.

●	We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

●	Provisions in our Certificate of Incorporation and Bylaws and provisions under Delaware law could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Risks Related to Our Business and Industry

We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 28% of our consolidated revenue for the year ended March 31, 2022, and 36% of our consolidated revenue for the year ended March 31, 2021. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

In addition, a significant amount of the membership revenue we generate from Tesla is indirectly subsidized by Tesla to its customers, which Tesla is not committed to carry indefinitely, including the ability to terminate and/or change our music services for convenience at any time. Should our membership revenue services no longer be subsidized by and/or made available by Tesla to its customers or if Tesla reclassifies or renegotiates with us the definition of a paid member or demands credit for past members that no longer meet such requirement, there can be no assurance that we will continue to maintain the same number of paid members or receive the same levels of membership service revenue and membership revenue may substantially fluctuate accordingly. There is no assurance that we would be able to replace Tesla or lost business with Tesla with one or more customers that generate comparable revenue. Furthermore, there could be no assurance that our revenue from Tesla continues to grow at the same rate or at all. Any revenue growth will depend on our success in growing such customer’s revenues on our platform and expanding our customer base to include additional customers.

Tesla has also integrated Spotify Premium to the car’s in-dash touchscreen for its Model S, Model X and Model 3 vehicles. Tesla owners now have access to our music streaming services, Spotify and TuneIn natively. There is no assurance that our music streaming services will be available in every current and/or future Tesla model. Furthermore, our current and future competitors like Spotify, Apple Music, Tesla (if it becomes a native music service provider) and others may have more well-established brand recognition, more established relationships with, and superior access to content providers and other industry stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. If we are unable to compete successfully for users against our competitors by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, membership fees and other revenue streams will suffer.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $43.9 million and $41.8 million for the fiscal years ended March 31, 2022 and 2021, respectively, and cash used in operating activities of $9.1 million and $9.5 million for the fiscal years ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $213.9 million and net liabilities of $10.9 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

Our ability to meet our total liabilities of $87.7 million as of March 31, 2022, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our ordinary shares and penny stock trading.

In December 2021, we received a notice from the Listing Qualifications Department the Nasdaq Stock Market (“Nasdaq”), regarding the fact that the market price of our ordinary shares was below the $1.00 minimum bid price requirement for continued listing (the “Bid Price Rule”). There can be no assurance that we will be able to correct the Bid Price Rule deficiency, or that we will be able to continue to meet all of the other criteria necessary for Nasdaq to allow us to remain listed. If we fail to satisfy the applicable continued listing requirement and continue to be in non-compliance after notice and the applicable grace period ends (which is six months in the case of the Bid Price Rule, subject to an additional six-month extension), Nasdaq may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance).

If our ordinary shares are ultimately delisted from Nasdaq, our ordinary shares would likely then trade only in the over-the-counter market and the market liquidity of our ordinary shares could be adversely affected and their market price could decrease. If our ordinary shares were to trade on the over-the-counter market, selling our ordinary shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our ordinary shares and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our ordinary shares are ultimately delisted from Nasdaq and they trade on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our ordinary shares and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our ordinary shares are ultimately delisted from Nasdaq and then trade on the over-the-counter market at a price of less than $5.00 per share, our ordinary shares would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our ordinary shares and may affect the ability of investors to sell their shares, until our ordinary shares no longer is considered a penny stock.

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

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a global pandemic and its impact continues as of the date of this Annual Report. The COVID-19 pandemic substantially adversely impacted our live events business during the fiscal year ended March 31, 2022, and continues to impact such part of our business as of the date of this Annual Report, namely our live events. We began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact became more adverse on our live events business and continued throughout the fiscal years ended March 31, 2022 and 2021. Due to the global pandemic and government actions taking in response, from March 2020 to September 30, 2021, all in person festivals, concerts and events have either been canceled or suspended, and thereafter were permitted to resume. With our acquisition of React Presents in February 2020, we were unable to produce and promote more than 200 forecasted live events in fiscal years ended March 31, 2022 and 2021 and as of the date of this Annual Report, we have only been able to hold our flagship live event Spring Awakening Music Festival (“SAMF”) in October 2021, which is typically annually produced in June, and have announced the cancellation of our 2022 SAMF, which was scheduled to be held in June 2022. Furthermore, as of the date of this Annual Report, we have livestreamed only a limited number of fans attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available in full to us. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations.

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

As of the date of this Annual Report, the COVID-19 pandemic continues, though its global impact has become less sever. Our employees are being affected by the COVID-19 pandemic. Operationally, certain of our employees and consultants are working remotely, and we have restricted some of our production activities and business travel. The health of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, any adverse impact of the pandemic on our businesses could be exacerbated. Furthermore, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across our entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks, cybersecurity risks and other risks facing us even prior to the pandemic may be elevated.

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

Our business is dependent on our ability to secure rights to stream on our platform a variety of popular content from Content Providers. Our licensing, distribution and/or production arrangements with Content Providers may be short-term and do not guarantee the continuation or renewal of these arrangements on commercially reasonable terms, if at all. For example, our agreement with Rock in Rio expired in 2021 and there is no guarantee that we will be able to renew this agreement on commercially reasonable terms or at all. Additionally, while our agreements with music festivals and other live music events and venues allow us to stream content from such events and venues, we typically require additional permission from the artists performing at such events, other rights holders and venues. While the majority of artists at music festivals and other live music events and venues that we have contracts with have in the past agreed to allow us to stream their performances, there is no guarantee that artists at an event will agree to allow us to stream their performances. Any unwillingness of such partners to supply content to us or lack of availability of popular artists to perform at such venues and events could limit our ability to enhance user experience and deepen user engagement with our platform and therefore reduce our revenue opportunities. If we are unable to secure rights to steam our content, then our business, financial condition and results of operations would be adversely affected. Additionally, to the extent any music festival or other live music event that we have rights to stream is cancelled or delayed, whether as a result of cancellation by a pandemic, artists, weather, terrorism or otherwise, we may receive little or no content from such live event.

In the 2019 fiscal year, we also began livestreaming our own digital live events under “LiveOne Presents”. In the 2020 fiscal year, we acquired React Presents, a producer, promoter and manager of in person live music festivals and events. In the 2021 fiscal year, we also began livestreaming our own digital festivals and live events under “Music Lives” and “Music Lives ON”, with “Music Lives” returning in March 2021 for its second edition. As we continue to livestream and grow our own live events, we may directly compete with our current and prospective Content Providers. This direct competition with our current and prospective Content Providers could harm our existing and future relationships with our Content Providers, and may result in a decline in the number of live events partnership, license, distribution and/or production opportunities available to us, which could adversely affect our business, financial condition and results of operations.

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

In order to secure event and festival live music streaming rights, we may be required to fund significant up-front and/or minimum guaranteed cash payment requirements to artists or festival or event promoters prior to the event or festival taking place (“MGs”). While some MGs are recoupable by us as a direct cost before we share any revenue with the underlying partners, such future MGs are not tied to a number of users, active users, paid members or the number of times we stream such content on our platform. Accordingly, our ability to achieve and sustain profitability and operating leverage on our services in part depends on our ability to increase our revenues through increased sales of premium services and advertising sales on terms that maintain an adequate gross margin. The duration of our content acquisition agreements that contain MGs is typically between three to seven years, but our paid members may cancel their memberships at any time. If our forecasts for paid members do not meet our expectations or the number of our paid members or advertising sales do not materialize and/or decline significantly during the term of our content acquisition agreements, our margins may be materially and adversely impacted. To the extent our premium service revenue growth or advertising sales do not meet our or our partners’ collective expectations, our business, operating results and financial condition also could be adversely impacted as a result of such MGs. In addition, the fixed cost nature of these MGs may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

If we fail to increase the number of users consuming our live music and music-related video content on our platform, and/or the number of members to Slacker, our business, financial condition and results of operations may be adversely affected.

The size of our user base is critical to our success, and we will need to develop and grow our user base to be successful. We currently generate revenue from Slacker’s operations and expect to generate additional revenue based upon membership, VOD, PPV, advertising and sponsorship, licensing, e-commerce and data, which is dependent on the number of users we retain and attract. For example, if we are unable to retain and attract users, we may be unable to attract users to our network and/or increase the frequency of users’ engagement with our platform. In addition, if users do not perceive our content as original, entertaining or engaging, we may not be able to attract sponsorship opportunities and/or increase the resulting frequency of users’ engagement with our platform and content. If we are unable to retain and attract users, our network and services could also be less attractive to potential new users, as well as to Content Providers and other Industry Stakeholders, which could have a material and adverse impact on our business, financial condition and results of operations.

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

Our ability to attract and retain users depends upon many additional factors both within and beyond our control. In addition to the popularity of our content, we believe that our ability to attract and retain users depends upon many factors both within and beyond our control, including:

●	the popularity, usefulness, ease of use, performance and reliability of our platform, products and services, including Slacker, our LiveOne App and our PodcastOne application (“PodcastOne App”), compared to those of our competitors;

●	the timing and market acceptance of our platform, products and services, including Slacker, LiveOne App and PodcastOne App;

●	users’ willingness to pay for membership rights to our platform;

●	our ability to develop and monetize an effective strategy to attract advertisers and sponsor of our platform;

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with our Content Providers to provide new content for our network;

●	user concerns related to user privacy and our ability to keep user data secure;

●	changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	our ability to attract, retain and motivate talented employees, particularly engineers, designers and platform and content managers;

●	fluctuations in costs of content which we may be unwilling or unable to pass through to our users;

●	competitors’ offerings that may include more favorable terms than we offer in order to obtain agreements for new content or venue, festival or ticketing arrangements;

●	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live streamed entertainment providers currently offer;

●	general economic conditions which could cause consumers to reduce discretionary spending;

●	our ability to develop and monetize an effective strategy to buildout our e-commerce revenue stream;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and the brand strength relative to our competitors.

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

Our current and future competitors may have more well-established brand recognition, more established relationships with, and superior access to, Content Providers and other Industry Stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. These competitors may also compete with us for key employees and other individual service providers who have relationships with popular music artists or other Content Providers and that have a history of being able to book such artists or secure the rights to stream their music. If we are unable to compete successfully for users against other providers by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, membership fees and other revenue streams will suffer.

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

In addition, in the 2021 fiscal year, we started producing and expect to continue to produce live events, including digital and PPV events, which generated revenue and which we believe will enhance our attractiveness to users, content partners and advertisers. We hope to drive increased advertising to monetize our live events and our platform and services through advertising and sponsorship opportunities associated with live streaming and music-related content. In the future, we may invest in new products, product features, services and initiatives and may produce a greater number of live events to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate advertising and/or sponsorship opportunities and generate revenue from or able to monetize our new products or services and live events produced by us. If such strategic initiatives do not enhance our ability to monetize our existing platform and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We face significant competition for advertiser spend. Substantially all of our revenue to date is generated through memberships to our music platform, as well as sponsorships and ads on our website and mobile app. We compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio and print, for advertising budgets. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Oath advertising platform and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. Slacker competes with platforms, such as Apple’s iTunes Music Store and Apple Music, Spotify, SiriusXM Satellite Radio, YouTube, Tidal, Napster and Amazon Prime that provide interactive on-demand audio content and pre-recorded entertainment. In order to grow our revenues and improve our operating results, we will need to increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. If we are not able to compete effectively for users and advertisers spend, our business, financial condition and results of operations would be materially and adversely affected.

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

Any disruption in the services provided by these third parties could materially adversely impact our business reputation, customer relations, and operating results. Upon expiration or termination of any of our agreements with third parties, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, which are favorable to us, and a transition from one third party to another could subject us to operational delays and inefficiencies until the transition is complete.

We rely upon the Google Cloud Platform (“GCP”) and Amazon Web Services (“AWS”) to operate certain aspects of our business and to store certain data, and any disruption of or interference with our use of the GCP and AWS could have a material adverse effect on our business, operating results, and financial condition.

GCP provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems to utilize data processing, storage capabilities, and other services provided by GCP. Currently, we are in the process of transitioning certain of our data storage (including personal data of users and music data licensed from rights holders) and computing from our own servers to GCP. We cannot easily switch our GCP operations to another cloud provider. In addition, we rely upon the AWS to operate certain aspects of our business and to store certain data. Any disruption of, or interference with, our use of GCP or AWS could have a material adverse effect on our business, operating results, and financial condition.

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

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of ad-supported users, paid members and advertisers.

We have developed a strong “Slacker” brand and are developing what we hope to be a strong “LiveOne” brand in the future that we believe contributes and will contribute significantly to the success of our business. Maintaining, protecting and enhancing the “LiveOne” and “Slacker” brands is critical to expanding our base of ad-supported users, paid members and advertisers, and will depend largely on our ability to continue to develop and provide an innovative and high-quality experience for our users and to attract advertisers, content owners, mobile device manufacturers, and other consumer electronic product manufacturers to work with us, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

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

We have historically been required to spend significant resources to establish and maintain our brands. If we are unable to maintain the growth rate in the number of our ad-supported users and paid members, we may be required to expend greater resources on advertising, marketing and other brand-building efforts to preserve and grow consumer awareness of our brand, which would adversely affect our operating results and may not be effective.

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

We accept payments mainly through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our premium service, which could cause us to lose paid members and membership revenue, or suffer an increase in our costs without a corresponding increase in the price we charge for our premium service, either of which could harm our business, operating results and financial condition.

Additionally, we rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In particular, we rely on one third-party service provider, Cybersource, for all of our payment processing. Our business could be materially disrupted if these third-party service providers become unwilling or unable to provide these services to us.

If we or our service providers for payment processing services have problems with our billing software, or the billing software malfunctions, it could have a material adverse effect on our user satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our paid members’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be materially adversely affected.

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

If our security systems are breached, we may face civil liability, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain paid members, ad-supported users, advertisers, Content Providers and other business partners.

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

We have in the past been, and continue to be, impacted by attempts by third parties to manipulate and exploit our software for the purpose of gaining unauthorized access to our service. For example, we have detected instances of third parties seeking to provide mobile device users a means to suppress advertisements without payment and gain access to features only available to the ad-supported services. If in the future we fail to successfully detect and address such issues, it may have artificial effects on our key performance indicators, such as content hours, content hours per monthly active user (“MAU”), and MAUs, which underlie, among other things, our contractual obligations with advertisers, as well as harm our relationship with them. This may impact our results of operations, particularly with respect to margins on our ad-supported segment, by increasing our ad-supported cost of revenue without a corresponding increase to our ad-supported revenue, which could seriously harm our business. Additionally, unlike our ad-supported users, individuals using unauthorized versions of our application are unlikely to convert to paid members. Moreover, once we detect and correct such unauthorized access and any key performance indicators it affects, investor confidence in the integrity of our key performance indicators could be undermined. These could have a material adverse impact on our business, operating results and financial condition.

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

We regularly review key metrics related to the operation of our business, including, but not limited to, our ad-supported MAUs, content hours, content hours per MAU, MAUs and paid members, to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. For example, we believe that there are individuals who have multiple Slacker accounts, which can result in an overstatement of ad-supported MAUs and MAUs.

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

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations include, but are not limited to, labor, advertising and marketing, real estate, taxation, user privacy, data collection and protection, intellectual property, anti-corruption, anti-money laundering, foreign exchange controls, antitrust and competition, electronic contracts, telecommunications, sales procedures, automatic membership renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction in which we are subject to regulation, as existing laws and regulations governing issues such as intellectual property, privacy, taxation, and consumer protection, among others, are constantly changing. The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. For example, certain jurisdictions have implemented or are contemplating implementing laws which may negatively impact our automatic renewal structure or our free or discounted trial incentives. Further, compliance with laws, regulations, and other requirements imposed upon our business may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business.

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

We plan to expand into international markets in the 2023 fiscal year, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

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

Our business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income such as employment, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect user membership sales, advertising sales, sponsorship and e-commerce spending, as well as the financial results of sponsors of our venues, events, festivals and other Content Providers and the industry as a whole. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth.

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

Risks Related to Our Company

For the years ended March 31, 2022 and 2021, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal years ended March 31, 2022 and 2021, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting. See Item 9A. Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2022, management identified material weaknesses in the following: (i) management’s identification of and accounting for significant and unusual transactions; specifically over measurement period adjustments related to business combinations and the accounting for modifications of complex debt instruments, including review of valuation reports and key underlying assumptions; and (ii) revenue recognition and accounting for royalties, including the identification and testing of certain application controls within its information systems around the provisioning of accounts and tracking of related revenue and royalty expense, as well as the completeness and accuracy of key revenue and royalty reports used in the operation of certain control activities.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2021, management identified material weakness in the following: (i) our controls related to the preparation of the financial statements were not adequately designed to ensure the accuracy and completeness of amounts and disclosures and the classification between current and noncurrent liabilities, resulting in errors; (ii) our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value; (iii) our controls were not adequately designed to allow management to identify errors in the accounting for business combinations. Specifically, these deficiencies resulted in errors related to the determination of purchase consideration, the classification of earnouts, and identification of income tax assets and liabilities resulting from business combinations; and (iv) our automated application controls and manual controls relating to revenue and inventory of our recently acquired subsidiary, including the posting of these transactions, sales returns, inventory overhead allocations, and inventory cutoff were not adequately designed, which could have resulted in a material misstatement.

For the fiscal year ended March 31, 2022 we failed to remediate any of the material weaknesses identified during the fiscal year ended March 31, 2021 and 2020, see Item 9A. Controls and Procedures. We may need to expend significant financial resources to remediate these material weaknesses. Beyond fiscal year ended March 31, 2022, we may not be able to remediate any current or future material weaknesses.

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

We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and our Interim Chief Financial Officer, Vice President, Controller, Interim Treasurer and Interim Secretary, Aaron Sullivan, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

Our success depends, to a large degree, upon certain key members of our management, particularly our Chairman and Chief Executive Officer, Robert Ellin, and our Interim Chief Financial Officer, Vice President, Controller, Interim Treasurer and Interim Secretary, Aaron Sullivan. Each of Messrs. Ellin and Sullivan have extensive knowledge about our business and our operations, and the loss of either of them or any other key member of our senior management (including senior management of Slacker) would likely have a material adverse effect on our business and operations. We do not currently maintain a key-person insurance policy for either of Messrs. Ellin or Sullivan or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on live music and events, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of any of our executive officers could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

Rising inflation may adversely affect us by increasing costs of labor, equipment and other costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing the costs of labor, technology, equipment and other costs required to operate and grow our business. The United States is experiencing high levels of inflation, which may depress consumer demand for our services and reduce our profitability if we are unable to raise prices enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in salaries and the cost of certain equipment and technology necessary for the production of our services, and such increases may continue to impact us in the future. Accordingly, we are exposed to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of March 31, 2022 was $26.7 million net of fees and including any premiums or discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with our senior secured lender and the holders of the Harvest Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the holders of the Harvest Notes or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

We may not have the ability to repay the amounts then due to our senior secured lender or the holders of the Harvest Notes and/or unsecured convertible notes at maturity.

At maturity, the entire outstanding principal amount of the senior secured notes, Harvest Notes and convertible notes will become due and payable by us. As of March 31, 2022, $12,000 of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2023, and $26.6 million thereafter.

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

The senior credit facility and the Harvest Notes contain provisions that limit our operating activities, including covenants relating to a requirement to maintain a certain amount of cash (as defined in the senior credit facility loan agreement) and of Free Cash (as defined in the Harvest Notes). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of March 31, 2022, we were in full compliance with these covenants.

We may incur substantially more debt or take other actions that would intensify the risks discussed above.

In addition to our current outstanding debt and notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. In August 2020, we repaid in full our senior secured convertible debentures, and in September 2020 we issued 8.5% Senior Secured Convertible Notes in the aggregate principal amount of $15.0 million due September 15, 2022, which were subsequently extended until June 3, 2023 (the “Harvest Notes”). In June 2021, we entered into a revolving senior credit facility, collateralized by all of the assets of our Company and our subsidiaries, which provides for up to $7.0 million in borrowing capacity, and the holders of the Harvest Notes agreed to subordinate their debt to the senior credit facility lender. The Harvest Notes and the senior credit facility contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. The Harvest Notes and the senior credit facility also contain certain covenants, including maintaining a minimum free cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets.

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

Our gross margins are expected to vary across our offerings. Festival and event revenue have a lower gross margin compared to platform revenue derived through our arrangements with advertising, content distribution, billing and licensing activities. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in music taste, geographic or sales mix, price competition, or the introduction of new technology and EDM festivals and events. We may in the future strategically reduce our Slacker gross margin in an effort to increase our active accounts and/or maintain our OEM relationships and agreements. As a result, our membership revenue may not increase as consistently as it has historically, or at all, and, unless we are able to adequately increase our other revenues, including festival and event revenue through RP, and grow our active user base, we may be unable to maintain or grow our margins and revenues and our business will be harmed. If a reduction in margins does not result in an increase in our active user base and revenues, our financial results may suffer, and our business may be harmed.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of March 31, 2022, we owed $1.2 million in aggregate royalty payments to such PROs.

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

As shown by our acquisitions of Slacker, PodcastOne, CPS and Gramophone, acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty in integrating the operations of any businesses we may acquire in the future, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

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

Risks Related to Technology and Intellectual Property

We rely heavily on technology to stream content and manage other aspects of our operations and on our Content Management System (“CMS”). The failure of any of this technology to operate effectively could adversely affect our business.

We utilize a combination of proprietary and third-party technology. Our business substantially depends on our Slacker Radio app, which offers a digital spin on the classic radio listening experience through free and membership-based access. Our business is also substantially dependent on our LiveOne App, which includes live video streaming, live digital events, PPV events, VOD, push notifications, festival-, venue- and original content-specific functionality, Google Ads capability, digital rights management (e.g., geo-blocking), and the capability to display time-shifted content and enhanced function, and our PodcastOne App which offers users access to our podcasts on their favorite device. PodcastOne relies heavily on its CMS. It utilizes a combination of its proprietary CMS technology and third-party technology. Its business substantially depends on its CMS which allows it to manage its podcasts and content offer listeners access to their favorite podcasts. We cannot be sure that the Slacker Radio app will continue to, or that the LiveOneApp and/or the PodcastOne App or our CMS technology or any enhancements or other modifications we make in the future to such technology or accompanying third-party technology or integration of such third-party technology will perform as intended. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to successfully develop, maintain and enhance our technology to manage the streaming of live events in a timely and efficient manner, our ability to attract and retain users may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and retain users may be impaired. Also, any harm to our users’ personal computers or mobile devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

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

We currently own the www.liveone.com, www.livexlive.com, www.slacker.com, www.podcastone.com, www.personalizedplanet.com, www.limogesjewelry.com, and various other domain names. Internet regulatory bodies generally regulate domain names. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our services within that country or, in extreme cases, to elect not to offer our services in that country. Either result could harm our business, operating results, and financial condition. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

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

In addition, music, Internet, technology, and media companies are frequently subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Many companies in these industries, including many of our competitors, have substantially larger patent and intellectual property portfolios than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent, or other intellectual property infringement. In addition, various ”non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert claims in order to extract value from technology companies. Further, from time to time we may introduce new products and services, including in territories where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material effects on our business, operating results, and financial condition.

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

We will rely upon the ability of consumers to access our service through the Internet. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our member acquisition and retention could be negatively impacted. For example, in late 2010, Comcast informed Level 3 Communications that it would require Level 3 to pay for the ability to access Comcast’s network. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

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

Privacy concerns could limit our ability to leverage our member data and compliance with privacy regulations could result in significant expense.

In the ordinary course of business and in particular in connection with merchandising our service to our users, we collect and utilize data supplied by our users. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, which limit our ability to use collected data, could have an adverse effect on our business. As our business evolves and as we expand internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of user information, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur significant expenses.

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

Our reputation and relationships with members would be harmed if our member data, particularly billing data, were to be accessed by unauthorized persons.

We will maintain personal data regarding our users, including names and, in many cases, mailing addresses. With respect to billing data, such as credit card numbers, we expect to rely on licensed encryption and authentication technology to secure such information. If we or our payment processing services experience any unauthorized intrusion into our users’ data, current and potential users may become unwilling to provide the information to us necessary for them to become members, we could face legal claims, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer website were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business.

In addition, we do not plan to obtain signatures from members in connection with the use of credit and debit cards (together, “payment cards”) by them. Under current payment card practices, to the extent we do not obtain cardholders’ signatures, we will be liable for fraudulent payment card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent payment cards may be used on our website to obtain service. Typically, these payment cards will not have been registered as stolen and therefore will not be rejected by any automatic authorization safeguards. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

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

Risks Related to Our PodcastOne Business

We generate a substantial portion of our revenues from our podcast and advertising sales. If we fail to maintain or grow podcasting and advertising and e-commerce merchandise revenue, our financial results may be adversely affected.

We generate revenue primarily from our podcasting and advertising services. Our financial results could be adversely affected if we fail to maintain or grow our podcasting and advertising and e-commerce merchandise revenue in the future. In addition, if we fail to collect our receivable balance from our key customers in our podcasting and advertising and e-commerce merchandise businesses, our financial results may be adversely affected.

We face and will continue to face competition for listeners and listener listening time.

We compete with providers of podcasts that offer an on-demand catalog of podcast content that is similar to ours. We face increasing competition from a growing variety of podcast providers that seek to differentiate their service by content offering and product features, and they may be more successful than us in predicting listener preferences, providing popular content, and innovating new features.

Our competitors include providers of internet radio, terrestrial radio, and satellite radio. Internet radio providers may offer more extensive content libraries than we offer and some may be offered internationally more broadly than our PodcastOne service. In addition, internet radio providers may leverage their existing infrastructure and content libraries, as well as their brand recognition and listener base, to augment their services by offering competing on-demand podcast features to provide listeners with more comprehensive podcast service delivery choices. Terrestrial radio providers often offer their content for free, are well-established and accessible to consumers, and offer media content that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers, such as SiriusXM and iHeartRadio, may offer extensive and exclusive news, comedy, sports and talk content, and national signal coverage.

We believe that companies with a combination of technical expertise, brand recognition, financial resources, and digital media experience also pose a significant threat of developing competing on-demand audio distribution technologies. In particular, if known incumbents in the digital media space such as Facebook choose to offer competing services, they may devote greater resources than we have available, have a more accelerated time frame for deployment, and leverage their existing listener base and proprietary technologies to provide services that our listeners and advertisers may view as superior. Furthermore, Amazon Music, Apple Music, Apple Podcasts, Spotify, iHeartMusic and others have competing podcast services, which may negatively impact our business, operating results, and financial condition. Our current and future competitors may have higher brand recognition, more established relationships with content licensors and mobile device manufacturers, greater financial, technical, and other resources, more sophisticated technologies, and/or more experience in the markets in which we compete. Our current and future competitors may also engage in mergers or acquisitions with each other, as SiriusXM and Pandora have done, or to acquire smaller podcasting services, such as Spotify has done, to combine and leverage their audiences. Our current and future competitors may innovate new features or introduce new ways of consuming or engaging with content that cause our listeners, especially the younger demographic, to switch to another product, which would negatively affect our listener retention, growth, and engagement. In addition, Apple and Google also own application store platforms and are charging in-application purchase fees, which are not being levied on their own applications, thus creating a competitive advantage for themselves against us. If other competitors that own application store platforms and competitive services adopt similar practices, we may be similarly impacted. As the market for on-demand audio on the internet and mobile and connected devices increases, new competitors, business models, and solutions are likely to emerge.

We also compete for listeners based on our presence and visibility as compared with other businesses and platforms that deliver audio content through the internet and connected devices. We face significant competition for listeners from companies promoting their own digital audio content online or through application stores, including several large, well-funded, and seasoned participants in the digital media market. Device application stores often offer listeners the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since an application was released or updated, or the category in which the application is placed. The websites and applications of our competitors may rank higher than our website and our PodcastOne application, and our application may be difficult to locate in device application stores, which could draw potential listeners away from our service and toward those of our competitors. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence, ease of use, and visibility online, on devices, and in application stores, our number of paid members, ad-supported users, and the amount of content streamed on our service may fail to increase or may decline and our membership fees and advertising sales may suffer.

We compete for a share of advertisers’ overall marketing budgets with other content providers on a variety of factors, including perceived return on investment, effectiveness and relevance of our advertising products, pricing structure, and ability to deliver large volumes or precise types of advertisements to targeted listener demographic pools. We also compete for advertisers with a range of internet companies, including major internet portals, search engine companies, social media sites, and mobile applications, as well as traditional advertising channels such as terrestrial radio and television.

Large internet companies with strong brand recognition, such as Facebook, Google, Amazon, and Twitter, have significant numbers of sales personnel, substantial advertising inventory, proprietary advertising technology solutions, and traffic across web, mobile, and connected devices that provide a significant competitive advantage and have a significant impact on pricing for reaching these listener bases. Failure to compete successfully against our current or future competitors could result in the loss of current or potential advertisers, a reduced share of our advertisers’ overall marketing budget, the loss of existing or potential listeners, or diminished brand strength, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses, and prevent us from achieving or maintaining profitability.

Our business is dependent upon the performance of the podcasts and their talent.

We independently contract with podcasts and talent with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our key podcast hosts to protect our interests in those relationships, we can give no assurance that all or any of these persons will remain with us, will be able to continue to provide podcasting services, will retain their audiences or will continue to be profitable. Competition for these podcasts and talent is intense and certain of these talent and podcasts are under no legal obligation to remain with us after the expiration of their podcast license agreements. Our competitors may choose to extend offers to any of these podcasts and/or talent on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key podcasts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on our ability to attract local and/or national advertisers and on our revenue and/or ratings, and could result in increased expenses.

If we fail to increase the number of listeners consuming our podcast content, our business, financial condition and results of operations may be adversely affected.

The size of our listener base consuming our podcast content is critical to our success, and we will need to develop and grow our listener base to be successful. We currently generate substantially all of our revenue from advertising and sponsorship, which is dependent on the number of listeners consuming our podcast content that we attract. For example, if we are unable to retain and attract listeners consuming our podcast content, we may be unable to maintain or increase the frequency of listeners’ engagement with our platform and our podcasts. In addition, if listeners do not perceive our content as original, entertaining or engaging, we may not be able to attract advertising and sponsorship opportunities and/or increase the resulting frequency of listeners’ engagement with our platform and content. If we are unable to retain and attract listeners, our network and services could also be less attractive to potential new advertisers, sponsors and listeners, as well as to podcasts and podcasting talent, which could have a material and adverse impact on our business, financial condition and results of operations.

Minimum guarantees required under certain of our podcast license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

Certain of our podcast license agreements contain minimum guarantees and/or require that we make minimum guarantee payments. Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or listener growth forecasts (e.g., number of listeners), or the number of podcasts used on our service. We may also be subject to minimum guarantees to rights holders with respect to certain strategic partnerships we enter into that may not produce all of the expected benefits. Accordingly, our ability to achieve and sustain profitability and operating leverage on our service in part depends on our ability to increase our revenue through increased sales of premium service and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for podcast content that contain minimum guarantees is frequently between one and two years. If our forecasts of acquisition or retention of listeners consuming our podcast content do not meet our expectations or the number of our listeners consuming our podcast content decline significantly during the term of our license agreements, our expectations for return on minimum guarantees may not be met and/or our margins may be materially and adversely affected. To the extent we do not maintain or increase the number of listeners consuming our podcast content or advertising sales do not meet our expectations, our business, operating results, and financial condition could also be adversely affected as a result of such minimum guarantees. In addition, the fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

We rely on estimates of the market share of streaming content owned by each content provider, as well as our own listener growth and forecasted advertising revenue, to forecast whether such minimum guarantees could be recouped against our actual content acquisition costs incurred over the duration of the license agreement. To the extent that this revenue and/or market share estimates underperform relative to our expectations, leading to content acquisition costs that do not exceed such minimum guarantees, our margins may be materially and adversely affected.

Our podcasting revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict our revenue and could adversely affect our business.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective advertisers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and buyers may spend more in the fourth quarter for budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the fourth quarter, or reduce the amount of inventory available to advertisers during that period, it could have a disproportionate adverse effect on our podcasting revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic prospects in the future are likely to affect our business prospects. In particular, uncertainty regarding the general business conditions in the United States and globally and if such economies deteriorate or become volatile could cause advertisers to delay, decrease or cancel ad purchases. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand. In addition, continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.

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

We depend upon podcast content creators to continuously provide a large variety of high-quality content on our platform, which is a key factor of engaging and providing a satisfactory user experience that ensures long-term user stickiness. We compete with other audio platforms for active, popular or celebrity content creators. To attract and retain top content creators and maintain the high level of content quality, we enter into contracts with our podcast content creators under which such creators are usually paid a certain percentage of the ad sales and other revenue that we generate related to their podcast. The compensation to a top podcast content creator may increase as the competition intensifies. If our content creators become too costly, we will not be able to produce high quality content at commercially acceptable costs. If our competitors’ platforms offer higher revenue sharing percentage with an intent to attract our popular podcast content creators, costs to retain such content creators may increase. Furthermore, as our business and user base further expand, we may have to devote more resources in encouraging our podcast content creators to produce content that meets the evolving interests of a diverse user base, which would increase the costs of content on our platform. If we are unable to generate sufficient revenues that outpace our increased costs in relation to content creators, our business, financial condition and results of operations may be materially and adversely affected.

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

We exercise no control over the third parties with whom we have business arrangements. For some of services and technologies such as online payment systems, we rely on a limited number of third-party providers with limited access to alternative networks or services in the event of disruptions, failures or other problems. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

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

We rely on integrations with advertising platforms, demand-side platforms (“DSPs”), proprietary platforms and ad servers, over which we exercise very little control.

Our business depends on our ability to integrate our content with a variety of third-party advertising platforms, DSPs, proprietary platforms and ad services. We are able to make our podcasts available on other popular podcasting platforms such as Apple, Amazon, Spotify and wherever podcasts are heard, allowing our listeners to utilize such platforms to listen to our podcasts. We have also formed partnerships with advertising platforms to integrate our podcasts with their software and product offerings, allowing our advertisers to utilize our solutions wherever they purchase or place an ad. For example, we rely on integration with Apple and Spotify in order to provide our podcasts through their platforms. Apple or Spotify may determine to only host shows that are proprietary to them, which would have a significant effect on our ability to offer our podcasts to larger group of listeners and would materially adversely affect our business, results of operations and financial condition. Some of these integration partners have significant market share in the segment in which they operate. To date, we have relied on written contracts and other arrangements to govern our relationships with these partners. However, these are subject to change by such providers from time to time and in many instances the provider may choose to terminate these contracts without cause and with short notice periods. Many of these agreements are short term with automatic renewal provisions, and there can be no assurances that such providers will agree to renew their agreements with us. Moreover, such providers may choose to stop integrating with our podcasts and may unilaterally stop providing us with data necessary to our business if they acquire a competitor which provides podcasting services similar to ours or if they begin to deliver podcasts similar to ours on their own. We cannot assure you that our existing podcast partners and integration partners will continue to, or that potential new podcast partners or integration partners will agree to, integrate our podcasts into their podcast offerings or services. Such integrations may not be replaceable, and so loss of any such integrations could materially impact our business and our results of operations and we may lose listeners.

Our business and revenues could also be affected by social issues or disruptions. For example, if there is public disapproval or boycotting of a specific podcasting platform, such as Spotify or other podcasting platform, our ability to optimize ad placement or to forecast listener metrics may be impacted based on unforeseen trends or events.

Our revenue model also depends in part on high impression volumes, the growth of which may not be sustained.

We generate revenue by charging a cost per thousand impressions (“CPM”) based on the volume of purchased digital ads that we measure on behalf of these customers. If the volume of impressions we measure does not continue to grow or decreases for any reason, our business will suffer. For example, if digital ad spending remains constant and our advertiser customers transition to higher CPM ad inventory, overall impression volumes may decrease, which may result in fewer impressions for us to verify and a corresponding decline in our revenues. We cannot assure you that growth in volume of impressions will be sustained. If our customers adjust their buying patterns or alter their preference to higher CPM ad inventory, our business, financial condition, and results of operations may be harmed.

Our advertising sales depend on how our listener data is collected and how advertisers select their ad listener targeting in the future.

Our advertising sales depend on how our listener data is collected and how advertisers select their ad listener targeting in the future. Advertiser spending varies based on their desire to target certain categories of listeners and supporting listener data. If our advertisers determine to target different listeners or shift their ad spending towards different listener categories, our business, financial condition, and results of operations may be harmed.

The third-party services and software that we use are highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.

The third-party services and software that we use are highly technical and complex. The tech solutions that we use or may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. Our tech providers have a practice of updating their tech solutions and software and some errors in their technology and software may be discovered only after a product has been used by listeners, and may in some cases be detected only under certain circumstances or after extended use. Any errors, bugs or other vulnerabilities discovered in the underlying code or backend after release could damage our reputation, drive away listeners, allow third parties to manipulate or exploit our software, lower revenue and expose us to claims for damages, any of which could seriously harm our business. Additionally, errors, bugs, or other vulnerabilities may—either directly or if exploited by third parties—affect our ability to make accurate royalty payments.

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

Our listener metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.

We regularly review key metrics related to the operation of our business to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our listener base for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies.

In addition, advertisers generally rely on third-party measurement services to calculate our metrics, and these third-party measurement services may not reflect our true audience. Some of our demographic data also may be incomplete or inaccurate because listeners self-report their names and dates of birth. Consequently, the personal data we have may differ from our listeners’ actual names and ages. If advertisers, partners, or investors do not perceive our listener, geographic or other demographic metrics to be accurate representations of our listener base, or if we discover material inaccuracies in our listener, geographic or other demographic metrics, our reputation may be seriously harmed, which could have an adverse impact on our business, operating results, and financial condition.

Our podcasting business is subject to a variety of laws around the world. Government regulation of the Internet is evolving and any changes in government regulations relating to the Internet or other areas of our business or other unfavorable developments may adversely affect our business, operating result, and financial condition.

PodcastOne is a U.S.-based company that is registered under the laws of the State of Delaware, and with operations in certain countries and territories around the world. As a result of the scope of PodcastOne’s operations, we are subject to a variety of laws in different countries. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. It also is likely that if our business grows and evolves and our solutions are used more globally, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations include, but are not limited to, labor, advertising and marketing, real estate, taxation, user privacy, data collection and protection, intellectual property, anti-corruption, anti-money laundering, foreign exchange controls, antitrust and competition, electronic contracts, telecommunications, sales procedures, automatic membership renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction in which we are subject to regulation, as existing laws and regulations governing issues such as intellectual property, privacy, taxation, and consumer protection, among others, are constantly changing. The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. For example, certain jurisdictions have implemented or are contemplating implementing laws which may negatively impact our automatic renewal structure or our free or discounted trial incentives. Further, compliance with laws, regulations, and other requirements imposed upon our business may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business.

Moreover, as Internet commerce continues to evolve, increasing regulation by U.S. federal and state agencies and other international regulators becomes more likely and may lead to more stringent consumer protection laws, which may impose additional burdens on us. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet, including laws limiting Internet neutrality, could decrease listener demand for our services and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, also could hinder our operational flexibility, raise compliance costs, and result in additional historical or future liabilities for us, resulting in material adverse impacts on our business, operating results and financial condition.

Our corporate culture has contributed to our success, and if we cannot successfully maintain our culture as we assimilate new employees, we could lose the innovation, creativity and teamwork fostered by our culture.

We are undergoing growth in our business, including in our employee headcount. A significant portion of our management team has been with us since inception. We expect that significant additional hiring will be necessary to support our strategic plans. This rapid influx of new team members from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe our culture has contributed significantly to our ability to attract and retain talent, to acquire podcast content and to innovate and grow successfully. If our culture is negatively affected, our ability to support our growth and innovation may diminish.

Risks Related to Our E-commerce Merchandising Business

We generate a substantial portion of our revenues from our ecommerce merchandise sales. If we fail to maintain or grow our ecommerce merchandise sales revenue, our financial results may be adversely affected.

We generate revenue primarily from our ecommerce merchandise sales. Our financial results could be adversely affected if we fail to maintain or grow our ecommerce merchandise revenue in the future. In addition, if we fail to collect our receivables balance from our customers in our ecommerce merchandising business, our financial results may be adversely affected.

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

Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us generate a significant portion of our net revenue. We provide daily emails and “push” communications to customers and other visitors informing them of what is available for purchase on our sites, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our email members, or if our email members decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of members opening our emails. For example, in 2013 Google Inc.’s Gmail service began offering a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a member’s inbox or viewed as “spam” by our members and may reduce the likelihood of that member opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our products and site or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

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

Due to the global nature of the Internet, it is possible that various states might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494 where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. While we do not expect the Court’s decision to have a significant impact on our business, other new or revised taxes and, in particular, sales taxes and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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

Risks Related to our Festival and Events Business

Our success relies, in part, on the strength of our in person live festivals and events, as well as our online businesses, and if any of them were to become less popular, our business could suffer.

With our acquisition of React Presents in February 2020, we produce, promote and manage music in person live festivals and events, including Spring Awakening, Mamby on the Beach, Summer Set Music & Camping Festival, Freaky Deaky and Reaction New Year’s Eve. In 2020, we also launched in-house our new annual digital festival, Music Lives, and digital streaming series and events, Music Lives ON and LiveOne Presents. Our festival and events growth strategy relies on the strength of these brands to attract customers to our in person festivals and events, both through attendance at the original festivals and markets and in new markets, as well as to our online digital properties. We also rely on the strength of these brands to secure sponsorships and marketing partners and to facilitate growth in revenue from the sale of music and other content, as well as advertising on our online properties. Maintaining the strength of our festivals, events and online businesses will be challenging, and our relationship with our fans could be harmed for many reasons, including the quality of the experience at a particular festival or event, our competitors developing more popular events or attracting talent from our businesses, adverse occurrences or publicity in connection with an event and changes to public tastes that are beyond our control and difficult to anticipate. If our key properties become less popular with consumers within the particular music community, such as electronic music culture (“EMC”), our growth strategy would be harmed, which could in turn adversely affect our business and financial results.

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

In addition, due to the global COVID-19 pandemic and various government actions taken as a result continuing, we postponed React Presents’ flagship annual Spring Awakening festival from 2022 to 2023 and canceled most of the 2022 events and festivals that React produces. While we hope to hold our Spring Awakening festival in the 2023 calendar year, there can be no assurances that we will be able to hold such festival or any other in-person festival or events in 2022 or thereafter, pending the developments of the COVID-19 pandemic. We often have cancellation insurance policies in place to cover a portion of our insured losses if we are compelled to cancel an event or festival, but our coverage may not be sufficient and may be subject to deductibles. The occurrence of an extraordinary condition in the geographic region or at or near the site where a festival or event will be held may make it impossible or difficult to stage the event or make it difficult for attendees to travel to the site of a festival or event. For example, as of the date of this Annual Report, U.S. and global restrictions on travel and related required quarantine times imposed as a result of COVID-19, may make it nearly impossible or very difficult to stage the event or for attendees to travel to the site of a festival or event. An extraordinary incident may also make it inappropriate to hold a festival or event at a particular site or at a particular time.

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

We are subject to risks associated with certain activities or conduct, such as drug use at our festivals, events or venues, which are illegal or violate the terms of our business licenses. Illegal activities or conduct at any of our events or venues may result in negative publicity, adverse consequences (including illness, injury or death) to the persons engaged in the illegal activity or others and litigation against us. We have historically instituted policies and procedures aimed at ensuring that the operation of each festival and event is conducted in conformance with local, state and federal laws.  Additionally, we have a “no tolerance” policy on illegal drug use in or around our facilities, and we continually monitor the actions of entertainers, fans and our employees to ensure that proper behavioral standards are met. However, such policies, no matter how well designed and enforced, cannot provide absolute assurance that the policies’ objectives are achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. The consequences of these acts may increase our costs, result in the loss or termination of leases for our venues by property owners (including governments and other parties that own the land at our venues), result in our inability to get the necessary permits and locations for our events or lead to the cancellation of all or part of an event or festival. These consequences may also make it more difficult for us to obtain or retain our business partners, including sponsors, lower consumer demand for our events, subject us to liability claims, divert management’s attention from our business and make an investment in our securities unattractive to current and potential investors. These outcomes could adversely affect our business, reputation and financial results.

We face intense competition in the live music, media and ticketing industries, which could adversely affect our business, financial condition and results of operations.

We operate in the highly competitive live music, media and ticketing industries, and this competition may prevent us from maintaining or increasing our current revenue. The live music industry, including electronic dance music, competes with other forms of entertainment for consumers’ discretionary spending. Within the live music industry, we compete with other promoters and venue operators to attract customers and talent to events and festivals, as well as to obtain the support of sponsors and advertisers and other business partners. Our competitors include large promotion and entertainment companies, some with substantial scale, which have begun to focus on EMC, smaller promoters that focus on a single festival or event or a particular region or country, venue operators and other producers of live events. Some of our competitors are much larger than we are and have greater resources and stronger relationships with artists, venues, sponsors and advertisers than we do. Others have substantial experience in and strong relationships in the EMC community and are primarily focused on EMC. Our competitors may engage in more extensive development efforts for large-scale events, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential advertisers and sponsors and other business partners.

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

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States, and continues as of the date of this Annual Report. While the COVID-19 pandemic did not materially adversely affect our financial results and business operations during the fiscal year ended March 31, 2020, it did adversely impact parts of our business during the first quarter of fiscal March 31, 2021, namely our live events and programmatic advertising. We began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and this impact is expected to continue throughout at least the fiscal year ending March 31, 2022, and possibly longer. Due to the global pandemic and government actions taking in response, since March 2020, all in person festivals, concerts and events have either been canceled or suspended, and it is uncertain when they will be permitted to resume. Some in person festivals, concerts and events have resumed in the quarter ended June 30, 2021. With our acquisition of React Presents in February 2020, we were unable to produce and promote more than 200 forecasted live events in fiscal year ended March 31, 2021, including our flagship live event Spring Awakening festival which is typically annually produced in June. With our Spring Awakening - Autumn Equinox festival held on October 2 and 3, 2021 in Chicago, Illinois, we have resumed producing certain live events; however, there can be no assurance that we will continue to be able to produce our flagship live event Spring Awakening festival or other live events due to the uncertainties surrounding the COVID-19 pandemic, or that the number of paid festival and live event attendees will reach the same levels as pre pandemic. Moreover, our programmatic advertising is presently adversely impacted as COVID-19 caused advertising demand to decline and as a result, overall advertising cost per thousand impressions rates across our platform were subsequently reduced. Furthermore, as of the date of this Annual Report, we are not livestreaming any fan attended live festivals, concerts or other in-person live events on our platform or channels and it is unclear when streaming of fan attended live festivals, concerts or other in-person live events will again become available to us. In addition, the outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a continued or periodic business disruption and reduced operations.

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

Mr. Ellin, our Chief Executive Officer and Chairman, and his affiliates beneficially owned approximately 22% of shares of our common stock issued and outstanding as of June 29, 2022 (not including Mr. Ellin’s options which have an exercise price substantially above the market price of our common stock as of the date of this Annual Report). Therefore, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Conversion of the Harvest Notes and/or convertible notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Harvest Notes and/or convertible notes in shares of our common stock will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon conversion. Any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Harvest Notes or convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2021, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Effective January 1, 2021, our temporary principal executive offices are located at 269 S. Beverly Drive, Suite #1450, Beverly Hills, 90212. We intend to combine all of our Los Angeles-based operations under one address. Slacker leases its San Diego premises located at 16935 West Bernardo Drive, Suite #270, San Diego, CA 92127, under operating leases which expired on December 31, 2021, and is currently month to month. PodcastOne leases its Los Angeles premises located at 335 North Maple Drive, Suite 127, Beverly Hills, CA 90210, under an operating lease which expired on December 31, 2020 and is currently month to month. React Presents leased its Chicago, Illinois premises under an operating lease which expired October 9, 2020 and was month to month until terminated effective April 30, 2022. CPS leases its Chicago premises located at 31 Mitchell Court, Addison, IL 60101, under an operating lease which expires on June 30, 2024. We believe that each of these properties are in good condition and suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock were trading publicly on The NASDAQ Capital Market (“Nasdaq”) under the symbol LIVX from February 2018 until October 5, 2021 and have been trading on the Nasdaq under the symbol of LVO since October 6, 2021.

Number of Holders

As of May 31, 2022, there were 416 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuances of Shares, Options and Restricted Stock Units to Consultants, Employees, and Vendors

Fiscal Year 2022

During the fiscal year ended March 31, 2022, we issued an aggregate of 3,618,731 shares of our common stock and no shares of unregistered restricted stock units to our consultants, employees, and vendors, respectively.

Fiscal Year 2021

During the fiscal year ended March 31, 2021, we issued an aggregate of 10,428,085 shares of our common stock and no shares of unregistered restricted stock units to our consultants, employees, and vendors, respectively.

Fiscal Year 2020

During the fiscal year ended March 31, 2020, we issued an aggregate of 1,709,146 shares of our common stock and 4,048,306 unregistered restricted stock units to our consultants, employees, and vendors, respectively.

Issuance of Securities in Private Offerings for Cash

Fiscal Years 2022, 2021 and 2020

None.

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

Issuer Purchases of Equity Securities

In December 2020, we announced that our board of directors has authorized the repurchase up to 2 million shares of our outstanding common stock from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. As of March 31, 2022, there have been no repurchases of our outstanding common stock.

Subsequent to March 31, 2022, and as of June 28, 2022, we repurchased 1,186,221 shares of our common stock at an average price of $0.84 per share

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Annual Report and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of its revenue; our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all, or that the closing of any proposed financing, acquisition, spin-out, distribution or transaction will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; our ability to attract, maintain and increase the number of its users and paid members; our identifying, acquiring, securing and developing content; our intent to repurchase shares of our common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; our ability to maintain compliance with certain financial and other covenants; successfully implementing our growth strategy, including relating to our technology platforms and applications; management's relationships with industry stakeholders; the effects of the global Covid-19 pandemic; changes in economic conditions; competition; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks, uncertainties and factors set forth in “Item 1A. Risk Factors” of this Annual Report. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2022, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to LiveOne, Inc. (formerly known as LiveXLive Media, Inc.) and its subsidiaries, unless the context indicates otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our senior management regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. In prior fiscal years we generated a majority of our revenue primarily through membership services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform. In the fourth quarter of our fiscal year ended March 31, 2020, we began generating ticketing, sponsorship, and promotion-related revenue from live music events through our February 2020 acquisition of React Presents. In May 2020, we launched a new pay-per-view (“PPV”) offering enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS. In October 2021, we entered artist and brand development and music-related press relations business through our acquisition of Gramophone.

For the fiscal years ended March 31, 2022 and 2021, we reported revenue of $117.0 million and $65.2 million, respectively. For the years ended March 31, 2022 and 2021, one customer accounted for 28% and 36% of our consolidated revenues, respectively.

Fiscal 2022 Significant Transactions

Acquisition of Gramophone

On October 17, 2021, our wholly owned subsidiary, LiveXLive PR, Inc., acquired 100% of the equity interests of Gramophone for net consideration of $0.4 million consisting of 79,365 shares of our common stock with a fair value of $0.1 million net of a 25% discount for lack of marketability, contingent consideration with a fair value of $0.2 million comprised of shares held in escrow and a cash earnout, and cash of $0.2 million. The shares of our common stock are subject to a twelve-month lock-up period and will thereafter remain subject to sales volume restrictions.

Unsecured Convertible Promissory Note

Effective December 31, 2021, the Note holder converted the Note in whole pursuant to an exchange agreement which provided for an exchange of the Note into shares of our common stock at a price of $2.10 per share, resulting in 1,155,143 shares issued upon the exchange. As a result of the incentives offered to the Note holder, we recorded a $0.8 million expense to Other Income (expense).

Extinguishment of Debt

We had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder. The Trinad Notes are convertible into shares of our common stock at a fixed conversion price of $3.00 per share.

On August 11, 2021, we entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to May 31, 2023, and in consideration of such extension, we issued to Trinad Capital 33,654 shares of our common stock. We determined that the amendment should be accounted for as an extinguishment and recorded the amended debt instrument at fair value which included the consideration in common stock transferred. The resulting loss on extinguishment recorded of $4.3 million is included in “Loss on extinguishment of debt”.

We may not redeem any of the Trinad Notes prior to May 31, 2023 without Trinad Capital’s consent.

Senior Secured Revolving Line of Credit

On June 2, 2021, we entered into a Business Loan Agreement with East West Bank (the “Senior Lender”), which provides for a revolving credit facility collateralized by all of the assets of our Company and our subsidiaries. In connection with the Business Loan Agreement, we entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023. Under the terms of the Promissory Note, the Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 0.5%.

CEO Salary

In calendar 2022, our Chief Executive Officer, Chairman, director and significant stockholder, Robert S. Ellin, desiring to continue to demonstrate confidence in our Company and to assist our objective to achieve annual cost and expense reductions, agreed to forego his monthly cash base salary through at least December 31, 2022 in exchange for shares of our common stock that are anticipated to vest in full in calendar year 2023, and will vest, be calculated and issued subject to our board of directors’ approval.

Basis of Presentation

Our consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the fiscal year ended March 31, 2021, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our consolidated financial statements for the year ended March 31, 2022. The presented financial information for the fiscal year ended March 31, 2022 includes the financial information and activities of LiveOne, PodcastOne and CPS for the full year and Gramophone from the effective date of the acquisition.

Opportunities, Challenges and Risks

For our fiscal year ended March 31, 2022, we derived 35% of our revenue from paid memberships and the remainder from advertising, ticketing, sponsorship, merchandising and licensing. During fiscal year ended March 31, 2022, we (i) acquired Gramophone (effective October 17, 2021), (ii) delivered live events digitally live streamed across our platform, (iii) increased our sponsorship revenue from live events when compared to prior fiscal years and (iv) had revenue from our PPV platform for an entire year, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the fiscal year ended March 31, 2022 was comprised of 35% from paid members, 29% from advertising, 13% from merchandise, 17% from ticketing and 6% from sponsorship and licensing. Conversely, the COVID-19 pandemic adversely impacted our on-premise live events, concerts and festivals through React Presents and our programmatic advertising as more fully discussed below. As the impact of COVID-19 eases around the world and related government actions are relaxed in the markets in which we operate, we expect to gradually increase our production of on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term.

We believe there is substantial near and long-term value in our live music content. We believe the monetary value of broadcasting live music will follow a similar evolution to live sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As a thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. During the fiscal year ended March 31, 2022, we livestreamed 126 major festivals and live music events compared to 146 in the prior fiscal year. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers, and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

With the acceleration of our live events, we have also begun to package, produce and broadcast our live music content on a 24/7/365 basis across our music platform and grow our paid members. Recently, we have entered into distribution relationships with a variety of platforms, including Roku, AppleTV, Amazon Fire, linear OTT platforms such as STIRR and XUMO. As we continue to have more distribution channels, rights and viewership and expand our original programming capabilities, we believe there is a substantial opportunity to increase our brand, advertising, viewership and membership capabilities and corresponding revenue, domestically and globally.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2022, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our member base in a cost effective manner, continue to develop and deploy quality and innovative new music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and vodcasts, extending our distribution to include pay television, OTT and social channels, deploying new services for our members, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne, CPS and Gramophone are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2022, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

As our platform matures, we also expect our Contribution Margins, Adjusted Earnings before income tax, depreciation and amortization (“EBITDA”) and Adjusted EBITDA Margins to improve in the near and long term, which are non-GAAP measures as defined in section following below titled, “Non-GAAP Measures”. Historically, our live events business has not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative Contribution Margins, Adjusted EBITDA and Adjusted EBITDA Margins and operating losses. Beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Historically, we produced and digitally distributed the live music performances of many of these large global music events to fans all around the world. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital distribution). In April 2020, we also launched our first all-digital music festival, Music Lives, which aired continuously for over 48 straight hours, with nearly 100 artists and generated over 50 million livestreams and over 6.5 billion video views of the of hashtag #musiclives across TikTok. Music Lives was simulcast across our platform and on TikTok’s platform, who also sponsored the event. In March 2021, we held our second annual Music Lives festival, which featured 130 artists performing over 72 continuous hours generating nearly 28 million livestreams.

Growth in our music services is also dependent upon the number of customers that use and pay for our services, the attractiveness of our music platform to sponsors and advertisers and our ability to negotiate favorable economic terms with music labels, publishers, artists and/or festival owners, and the number of consumers who use our services. Growth in our margins is heavily dependent on our ability to grow the membership base in a cost-efficient manner, coupled with the managing the costs associated with implementing and operating our services, including the costs of licensing music with the music labels, producing, streaming and distributing video and audio content and sourcing and distributing personalized products and gifts. Our ability to attract and retain new and existing customers will be highly dependent on our abilities to implement and continually improve upon our technology and services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the years ended March 31, 2022 and 2021, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 28% and 36% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond March 31, 2022 could cause our revenue to fluctuate significantly. In the long term, we plan to expand our business further internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. We began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and became more adverse throughout the fiscal year ended March 31, 2021 and up to the third quarter of fiscal year ended March 31, 2022. Although the impact has subsided, we expect to continue experiencing modest adverse impacts throughout the fiscal year ending March 31, 2023. Our event and programmatic advertising revenues were directly impacted throughout the 2021 fiscal year and mid-way through the 2022 fiscal year with all on-premise in-person live music festivals and events postponed and mixed demand from historical advertising partners. Further, one of our larger customers also experienced a temporary halt to its production as a result of COVID-19, which negatively impacted our near-term member growth in the 2021 fiscal year. During the fiscal year ended March 31, 2021, we enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program loan and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. We also launched a new PPV offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to our results of operations, financial position and liquidity.

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

Non-GAAP Measures

Contribution margin

Contribution Margin is a non-GAAP financial measure that we define as Revenue less Cost of Sales.

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is a non-GAAP financial measure that we define as net income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) depreciation and amortization (including goodwill impairment, if any), and (f) certain stock-based compensation expense. We use Adjusted EBITDA to evaluate the performance of our operating segment. We believe that information about Adjusted EBITDA assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. Adjusted EBITDA is not calculated or presented in accordance with GAAP. A limitation of the use of Adjusted EBITDA as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, Adjusted EBITDA should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA Margin

Adjusted EBITDA Margin is a non-GAAP financial measure that we define as the ratio of Adjusted EBITDA to Revenue.

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the year ended March 31 (in thousands):

	Net Loss	Depreciation and Amortization	Stock-Based Compensation	Non-Recurring Acquisition and Realignment Costs	Other (income) expense	Provision for (benefit from) income taxes	Adjusted EBITDA
2022
Operations	$(15,020)	$9,587	$4,167	$443	$(33)	$-	$(856)
Corporate	(28,892)	37	8,536	1,664	5,909	183	(12,563)
Total	$(43,912)	$9,624	$12,703	$2,107	$5,876	$183	$(13,419)
2021
Operations	$(21,199)	$8,756	$6,093	$1,107	$5,665	$(392)	$30
Corporate	(20,621)	14	5,189	2,371	7,130	47	(5,870)
Total	$(41,820)	$8,770	$11,282	$3,478	$12,795	$(345)	$(5,840)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Year Ended March 31,
	2022	2021

Revenue:	$117,019	$65,230
Less:
Cost of sales	(92,980)	(48,987)
Amortization of developed technology	(3,856)	(3,856)
Gross Profit	20,183	12,387

Add back amortization of developed technology:	3,856	3,856
Contribution Margin	$24,039	$16,243

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended March 31,	Year Ended March 31,
	2022	2021
Revenue:	$117,019	$65,230

Operating expenses:
Cost of sales	92,980	48,987
Sales and marketing	14,114	9,517
Product development	8,092	9,680
General and administrative	33,681	20,831
Amortization of intangible assets	6,005	5,585
Total operating expenses	154,872	94,600
Loss from operations	(37,853)	(29,370)

Other income (expense):
Interest expense, net	(4,123)	(5,303)
Loss on extinguishment of debt	(4,321)	(5,180)
Forgiveness of PPP loans	3,110	-
Other expense	(542)	(2,312)
Total other expense, net	(5,876)	(12,795)

Loss before income taxes	(43,729)	(42,165)

Income tax provision (benefit)	183	(345)
Net loss	$(43,912)	$(41,820)

Net loss per share – basic and diluted	$(0.56)	$(0.61)

Weighted average common shares – basic and diluted	79,084,930	69,040,055

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2022 vs.
	2022	2021	2021
Depreciation expense
Cost of sales	$65	$47	38%
Sales and marketing	164	200	-18%
Product development	2,770	2,188	27%
General and administrative	620	750	-17%
Total depreciation expense	$3,619	$3,185	14%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2022 vs.
	2022	2021	2021
Stock-based compensation expense:
Cost of sales	$708	$820	-14%
Sales and marketing	2,022	2,358	-14%
Product development	417	2,135	-80%
General and administrative	9,556	5,969	60%
Total stock-based compensation expense	$12,703	$11,282	13%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended March 31,
	2022	2021
Revenue	100%	100%
Operating expenses
Cost of sales	80%	75%
Sales and marketing	12%	15%
Product development	7%	15%
General and administrative	29%	32%
Amortization of intangible assets	5%	9%
Total operating expenses	133%	145%
Loss from operations	-33%	-45%
Other expense	-5%	-20%
Loss before income taxes	-38%	-65%
Income tax provision (benefit)	-%	-1%
Net loss	-38%	-64%

Revenue

Revenue was as follows (in thousands):

	Year Ended March 31,		% Change 2022 vs.
	2022	2021	2021
Membership services	$41,264	$33,577	23%
Advertising	33,739	20,779	62%
Merchandising	15,447	5,168	199%
Sponsorship and licensing	7,051	3,878	82%
Ticket/Event	19,518	1,828	968%
Total Revenue	$117,019	$65,230	79%

Membership Revenue

Membership revenue increased by $7.7 million, or 23%, to $41.3 million for the year ended March 31, 2022, as compared to $33.6 million for the year ended March 31, 2021. The increase was primarily as a result of member growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased by $13.0 million, or 62%, to $33.7 million during the year ended March 31, 2022, as compared to $20.8 million the year ended March 31, 2021, which is primarily due to growth in advertising at PodcastOne year-over-year.

Merchandising

Merchandising revenue increased by $10.3 million to $15.4 million from $5.2 million for the year ended March 31, 2022, as compared to the year ended March 31, 2021 due to the acquisition of CPS.

Sponsorship and Licensing

Sponsorship and licensing revenue increased by $3.2 million, or 82%, to $7.1 million from $3.9 million for the year ended March 31, 2022 as compared to the year ended March 31, 2021. The increase was primarily driven by the sponsorship and licensing revenues earned related to the Social Gloves event held during the fiscal year ended March 31, 2022, with no comparable event held during the prior year.

Ticket/Event

Ticket/Event revenue increased by $17.7 million, or 968%, to $19.5 million for the year ended March 31, 2022, as compared to $1.8 million for the year ended March 31, 2021. The increase was due to PPV ticket fees and production revenues earned related to the Social Gloves event held during the fiscal year ended March 31, 2022, in addition to ticket sales from the Spring Awakening music festival in October 2021, with no comparable events held during the prior year comparable period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Year Ended March 31,		% Change 2022 vs.
	2022	2021	2021
Membership	$26,200	$20,449	28%
Advertising	30,579	17,146	78%
Production	24,928	8,226	203%
Merchandising	11,273	3,166	256%
Total Cost of Sales	$92,980	$48,987	90%

Membership

Membership cost of sales increased by $5.8 million, or 28%, to $26.2 million for the year ended March 31, 2022, as compared to $20.4 million for the year ended March 31, 2021. The increase was in line with the higher subscription revenues noted above.

Advertising

Advertising cost of sales increased by $13.4 million, or 78%, to $30.6 million for the year ended March 31, 2022, as compared to $17.1 million for the year ended March 31, 2021. The increase was in line with the higher advertising revenues noted above.

Production

Production cost of sales increased by $16.7 million, or 203%, to $24.9 million for the year ended March 31, 2022, as compared to $8.2 million for the year ended March 31, 2021. The increase was primarily due to production costs related to the Social Gloves event held in June 2021 in addition to production and ticketing costs related to the Spring Awakening music festival held in October 2021, with no comparable events in the prior year.

Merchandising

Merchandising cost of sales increased to $11.3 million from $3.2 million for the year ended March 31, 2022 due to the acquisition of CPS.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Year Ended March 31,		% Change 2022 vs.
	2022	2021	2021
Sales and marketing expenses	$14,114	$9,517	48%
Product development	8,092	9,680	-16%
General and administrative	33,681	20,831	62%
Amortization of intangible assets	6,005	5,585	8%
Total Other Operating Expenses	$61,892	$45,613	36%

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.6 million, or 48%, to $14.1 million for the year ended March 31, 2022, as compared to $9.5 million for the year ended March 31, 2021. The increase was largely due to higher salaries and wages of $2.1 million and increased sales and marketing costs related to the two tentpole events during the current year, including Social Gloves and the Spring Awakening music festival, with no comparable events during the prior year.

Product Development

Product development expenses decreased by $1.6 million, or 16%, to $8.1 million for the year ended March 31, 2022, as compared to $9.7 million for the year ended March 31, 2021. The decrease was primarily driven by a $1.7 million decrease in stock compensation expense due to a benefit related to the release of a discretionary share-based award bonus previously accrued.

General and Administrative

General and administrative expenses increased by $12.9 million, or 62%, to $33.7 million for the year ended March 31, 2022, as compared to $20.8 million for the year ended March 31, 2021. The increase was largely due to an increase in share-based compensation of $3.6 million and salaries and benefits of $3.8 million, partially driven by the addition of corporate personnel to support future expected growth and the timing of vesting of share-based awards.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.4 million, or 8%, to $6.0 million for the year ended March 31, 2022, as compared to $5.6 million for the year ended March 31, 2021. The increase was due to intangible assets acquired in the acquisition CPS, which was acquired near the end of the prior year along with the acquisition of Gramophone in the current year.

Total Other Expense, Net

	Year Ended March 31,		% Change 2022 vs.
	2022	2021	2021
Total other expense, net	$(5,876)	$(12,795)	-54%

Total other expense, net decreased by $6.9 million, or 54%, to $5.9 million for the year ended March 31, 2022, as compared to $12.8 million for the year ended March 31, 2021. The decrease was primarily a result of the gain on forgiveness of PPP loans of $3.1 million during the fiscal year ended March 31, 2022, with no comparable gain in the prior year. Additionally, interest expense, net decreased by $1.2 million driven by the interest rate on the Harvest Notes of 8.5% during the fiscal year ended March 31, 2022, when compared to the interest rate on the senior secured debentures of 12.5% which were outstanding during the fiscal year ended March 31, 2021. In addition, there was a decrease in the loss on extinguishment of debt of $4.3 million recorded during the fiscal year ended March 31, 2022, when compared to the loss on extinguishment recorded during the fiscal year ended March 31, 2021 of $5.2 million.

Business Operations Results

Operations

Our operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2022 vs.
	2022	2021	2021
Revenue	$117,019	$65,230	79%

Cost of Sales	92,980	48,987	90%
Sales & Marketing, Product Development and G&A	33,087	26,867	23%
Intangible Asset Amortization	6,005	5,585	8%
Operating Loss	$(15,053)	$(16,209)	-7%
Operating Margin	-13%	-25%	-%
Adjusted EBITDA*	$(856)	$30	2,934%
Adjusted EBITDA Margin*	-1%	0%	-%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin

Fiscal Year 2022 Compared to Fiscal Year 2021

Revenue

Revenue increased by $51.8 million, or 79% to $117.0 million during the year ended March 31, 2022, as compared to $65.2 million for the year ended March 31, 2021, primarily due to increased membership revenue of $7.7 million as a result of member growth with our largest OEM customer, increased advertising revenue of $13.0 million as a result of growth in advertising at PodcastOne, increased merchandising revenue of $10.3 million due to the acquisition of CPS near the end of the prior year, an increase of $3.2 million in sponsorship and licensing due to an increase in members and events, and an increase of $17.7 million in Ticket/Event revenues driven by the Social Gloves event and Spring Awakening music festival in the current year, with no comparable events in the prior year.

Operating Loss

Operating loss decreased $1.2 million, or 7%, to $15.1 million for the year ended March 31, 2022 as compared to $16.2 million for the year ended March 31, 2021, as a result of the increase in revenue due to member growth and an increase in events that took place during the year.

Adjusted EBITDA

Adjusted EBITDA decreased by $0.9 million, to $(0.9) million for the year ended March 31, 2022 as compared to $30,000 for the year ended March 31, 2021. This was largely due to the increase in sales & marketing, product development, and G&A expenses for the year ended March 31, 2022 as compared to the same period in March 31, 2021.

Corporate

Our Corporate operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2022 vs.
	2022	2021	2020
Sales & Marketing, Product Development, and G&A	$22,800	$13,161	73%
Operating Loss	$(22,800)	$(13,161)	73%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(12,563)	$(5,870)	114%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA

Operating Loss

Operating loss increased by $9.6 million, or 73%, to $22.8 million for the year ended March 31, 2022, as compared to $13.2 million for the year ended March 31, 2021 largely due to the addition of corporate personnel.

Adjusted EBITDA

Corporate Adjusted EBITDA increased $6.7 million, or 114%, to $(12.6) million for the year ended March 31, 2022 as compared to $(5.9) million for the year ended March 31, 2021. The increase was largely due to the addition of corporate personnel as mentioned above.

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

Revenue Recognition

We account for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when we satisfy our obligation by transferring control of the goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We use the expected value method to estimate the value of variable consideration on advertising and with original equipment manufacturer contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising and membership services are rendered as the amounts reflect the consideration we are entitled to and relate specifically to our efforts to satisfy our performance obligation. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. Where applicable, we have determined that we act as the principal in all of its membership service streams and may act as principal or agent for our advertising and licensing revenue streams.

Our revenue is principally derived from the following services:

Memberships Services

Membership services revenue substantially consist of monthly to annual recurring membership fees, which are primarily paid in advance by credit card or through direct billings arrangements. We defer the portion of monthly to annual recurring membership fees collected in advance and recognize them in the period earned. Membership revenue is recognized in the period of services rendered. Our membership revenue consists of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are membership based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. As a result, we have concluded that the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. We recognize membership revenue straight-line through the membership period.

Membership Services consist of:

Direct members, mobile service provider and mobile app services

We generate revenue for membership services on both a direct basis and through memberships sold through certain third-party mobile service providers and mobile app services (collectively the “Mobile Providers”). For memberships sold through the Mobile Providers, the member executes an on-line agreement with Slacker outlining the terms and conditions between Slacker and the member upon purchase of the membership. The Mobile Providers promote the Slacker app through their e-store, process payments for memberships, and retain a percentage of revenue as a fee. We report this revenue gross of the fee retained by the Mobile Providers, as the member is Slacker’s customer in the contract and Slacker controls the service prior to the transfer to the member. Membership revenues from monthly memberships sold directly through Mobile Providers are subject to such Mobile Providers’ refund or cancellation terms. Revenues from Mobile Providers are recognized net of any such adjustments for variable consideration, including refunds and other fees. Our payment terms vary based on whether the membership is sold on a direct basis or through Mobile Providers. Memberships sold on a direct basis require payment before the services are delivered to the customer. The payment terms for memberships sold through Mobile Providers vary, but are generally payable within 30 days.

Third-Party Original Equipment Manufacturers

We generate revenue for membership services through memberships sold through a third-party Original Equipment Manufacturer (the “OEM”). For memberships sold through the OEM, the OEM executes an agreement with Slacker outlining the terms and conditions between Slacker and the OEM upon purchase of the membership. The OEM installs the Slacker app in their equipment and provides the Slacker service to the OEM’s customers. The monthly fee charged to the OEM is based upon a fixed rate per vehicle, multiplied by the variable number of total vehicles which have the Slacker application installed. The number of customers, or the variable consideration, is reported by OEMs and resolved on a monthly basis. Our payment terms with OEM are up to 30 days. The OEM does not charge the car owners a fee for the Slacker service.

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

Merchandise Revenue

Revenue is recognized upon the transfer of control to the customer. We recognize revenue and measure the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. Our customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30-60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. We record a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2022 and 2021, was less than $0.1 million, respectively.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires us to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. We use a predicted volatility of its stock price during the expected life of the options that is based on the historical performance of our stock price as well as including an estimate using guideline companies. Expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. We have selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options, restricted stock and restricted stock units (“RSUs”). Forfeitures are recognized as incurred.

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

Fair Value of Convertible Debt

As of the date of this Annual Report we have several debt instruments outstanding which are convertible into shares of our common stock that include embedded derivatives. Refer to Note 9 – Unsecured Convertible Notes and Note 10 – Senior Secured Convertible Notes, to our consolidated financial statements included elsewhere in this Annual Report. We measure the embedded derivatives associated with the convertible debt instruments at fair value, as described in the aforementioned notes to the consolidated financial statements. We have estimated the fair value of the convertible debt instruments to be equal to their carrying values and have not elected the fair value option for these instruments.

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

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $13.2 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of operations, the issuance of convertible notes, public offerings of our common shares, and PPP loans. As of March 31, 2022, we had a senior secured line of credit of $7.0 million, secured convertible notes with aggregate principal amount of $13.7 million and unsecured convertible notes with aggregate principal balances of $5.9 million and a notes payable balance of $0.2 million.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and incurred a net loss of $43.9 million and utilized cash of $9.1 million in operating activities for the year ended March 31, 2022 and had a working capital deficiency of $28.8 million as of March 31, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

In April 2020, we received approximately $2.0 million loan (the “PPP Loan”) pursuant to the PPP promulgated under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan’s original maturity was April 13, 2022 and bears interest at a rate of 1% per annum. Commencing in November 2020, we were required to pay the lender equal monthly payments of principal and interest as required to fully amortize by the maturity date the principal amount outstanding on the PPP Loan as of such date. All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon our application and upon documentation of expenditures in accordance with the SBA requirements. On April 24, 2021, we received confirmation that the entire balance of the loan was forgiven.

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

On July 1, 2020, we acquired PodcastOne and the $0.8 million PPP loan originally obtained by PodcastOne. Monthly payments including principal and interest begin 12 months from the date of the promissory note April 26, 2020. The balance is payable 2 years from the date of the promissory note, and bears interest at a rate of 1% per annum. On May 11, 2021, we received confirmation that the entire balance of the loan was forgiven.

In July 2020, we completed a registered offering with an existing institutional investor, another investor and a music partner pursuant to which we sold 1,820,000 shares of our common stock to the investors for net cash proceeds of $7.3 million and issued 2,415,459 shares of our common stock to partially satisfy a $10.0 million vendor payment obligation to such music partner, each at a price of $3.28 per share (the “July 2020 Offering”). The July 2020 Offering was made pursuant to our then existing shelf Registration Statement on Form S-3 (File No. 333-228909).

On August 31, 2020, we fully repaid the senior secured convertible debentures. In connection with such repayment, all of the agreements among us, our subsidiary guarantors and the senior lenders and their collateral agent were terminated, provided, that our indemnification obligations in the Securities Purchase Agreement, dated as of June 20, 2018, as amended, between us and the senior lenders survive on the terms therein. Additionally, a prepayment penalty of 8% was paid on repayment of the senior secured convertible debentures in the amount of $0.7 million as interest expense in the accompanying consolidated statement of operations for the year ended March 31, 2021.

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

On December 22, 2020, we acquired 100% of the equity interests of CPS for total consideration of 2,230,769 shares of our restricted common stock with a fair value of $6.4 million net of a 25% discount for lack of marketability, an additional 577,000 shares of our restricted common stock if CPS reports GAAP revenue of $20.0 million and $1.0 million of EBITDA for its fiscal year ended December 31, 2020, and an additional 214,000 shares of our restricted common stock to the extent CPS’ final working capital as determined by the parties exceeds $4.0 million with a dollar-for-dollar reduction with respect to each such shortfall with no duplication. We issued an additional 791,398 shares of restricted common stock based on working capital adjustments and GAAP revenue being achieved during fiscal 2022.

On January 11, 2021, we entered into an Amendment of Notes Agreement with Trinad Capital, a related party, pursuant to which the maturity date of all of the Trinad Notes issued to Trinad Capital was extended to May 31, 2022, and in consideration of such extension, the interest rate payable under such notes increased to 8.5%, and we issued to Trinad Capital 280,000 shares of our common stock.

In March 2021, we obtained an additional PPP loan totaling $0.6 million through the Consolidated Appropriations Act (“CAA”). The terms of this loan is on comparable terms to the prior PPP loans obtained under the CARES Act. In March 2022, we received confirmation that the entire balance of the loan was forgiven.

On June 2, 2021, we entered into a Business Loan Agreement with East West Bank (the “Senior Lender”), which provides for a revolving credit facility collateralized by all of the assets of our Company and its subsidiaries. In connection with the Business Loan Agreement, we entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023. Under the terms of the Promissory Note, the Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 0.5%. As of March 31, 2022, we have borrowed $7.0 million under the Revolving Credit Facility and $7.0 million is owed by us to the Senior Lender under the facility as of such date.

On August 11, 2021, we entered into an Amendment of the Notes Agreement with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes issued to Trinad Capital was extended to May 31, 2023, and in consideration of such extension, we issued to Trinad Capital 33,654 shares of its common stock.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals rights, our working capital, and corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, and our infrastructure and equipment for our business offerings, and sale of our investments. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments, capital raising and/or acquisition of additional debt in the near and long term. Over the next twelve to eighteen months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid members that we add to our businesses.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the unsecured convertible notes, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our unsecured convertible notes, and pay down our debt, in part or in full, subject to repayment limitation set forth in the credit agreement. Management plans to fund its operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a new universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC, which was declared effective by the SEC on February 17, 2022. Under the New Shelf S-3, we will have the ability to raise up to $150.0 million in cash from the sale of our equity, debt and/or other financial instruments.

Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt, see “Contractual Obligations” in this Item 7 below and in the footnotes to the Consolidated Financial Statements (Notes 8, 9, 10, and 11 to our financial statements included elsewhere in this Annual Report).

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Net cash used in operating activities	$(9,123)	$(9,508)
Net cash used in investing activities	(3,979)	(791)
Net cash provided by financing activities	7,486	16,632
Net change in cash and cash equivalents and restricted cash	$(5,616)	$6,333

Cash Used In Operating Activities

Net cash used in our operating activities for 2022 of $9.1 million primarily resulted from our net loss during the period of $43.9 million, which included non-cash charges of $25.5 million largely comprised of depreciation and amortization, stock-based compensation and loss of extinguishment of debt. This was offset by $3.1 million attributed to forgiveness of our PPP loan. The remainder of our sources of cash provided by operating activities of $9.3 million was from changes in our working capital, including $3.1 million offset from timing of accounts receivable and $11.1 million from timing of accounts payable and accrued liabilities.

Cash Flows Used In Investing Activities

Net cash used in investing activities for 2022 of $4.0 million was principally due to the $3.7 million cash used for the purchase of property and equipment during the year ended March 31, 2022, and cash used in the acquisitions of Gramophone of $0.2 million.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for 2022 of $7.5 million was primarily due to proceeds of $7.0 million from the draw down on our line of credit and $0.9 million from the exercise of stock options, partially offset by the repayment of senior secured convertible debentures of $0.4 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

LiveOne, Inc. (formerly LiveXLive Media, Inc.)

Beverly Hills, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LiveOne, Inc. (formerly LiveXLive Media, Inc.) (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Unsecured Convertible Notes – Related Party

As described in Notes 9 and 12 to the consolidated financial statements, on August 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to May 31, 2023, and in consideration of such extension, the Company issued to Trinad Capital 33,654 shares of its common stock. In accounting for the Amendment Agreement, the Company concluded that the amendment was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment, and recorded the amended debt instrument at fair value and recorded a loss on extinguishment of approximately $4.3 million for the year ended March 31, 2022. In addition, the Company recorded approximately $4.2 million to additional paid in capital as a result of the excess fair value of the amended debt instrument over the principal and accrued interest outstanding at the time of extinguishment.

We have identified the accounting evaluation of the Amendment Agreement and the related estimation of the fair value of the amended debt instrument as a critical audit matter. Accounting for the Amendment Agreement required significant management judgment in evaluating the key contract terms and the application of the relevant accounting guidance as well as the estimation of the market yield used in the valuation of the amended debt instrument. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing professionals with specialized knowledge and experience in technical accounting to assist in: (i) evaluating the relevant contract terms and features of the Amendment Agreement, and (ii) assessing the reasonableness of conclusions reached by management with respect to the accounting for the Amendment Agreement.
●	Utilizing professionals with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the valuation model utilized by management to determine the fair value of the amended debt instrument and assessing the reasonableness of assumptions incorporated into the valuation model including market yield.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.

Los Angeles, California

June 29, 2022

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$12,894	$18,635
Restricted cash	260	135
Accounts receivable, net	13,687	10,567
Inventories	2,599	2,568
Prepaid expense and other current assets	1,868	3,366
Total Current Assets	31,308	35,271
Property and equipment, net	4,688	4,367
Goodwill	23,379	22,619
Intangible assets, net	16,720	22,468
Other assets	728	1,044
Total Assets	$76,823	$85,769

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$45,418	$32,646
Accrued royalties	13,530	12,349
Notes payable, current portion	12	2,729
Deferred revenue	1,157	1,262
Unsecured convertible notes, net	-	1,976
Total Current Liabilities	60,117	50,962
Senior secured convertible notes, net	13,650	13,047
Senior secured line of credit, net	6,965	-
Unsecured convertible notes, net – related party	5,879	5,501
Notes payable, net	148	885
Lease liabilities, noncurrent	468	742
Due to Music Partner	-	3,937
Other long-term liabilities	174	2,422
Deferred income taxes	338	137
Total Liabilities	87,739	77,633

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 82,546,189 and 76,807,898 shares issued and outstanding, respectively	83	77
Additional paid in capital	202,854	178,000
Accumulated deficit	(213,853)	(169,941)
Total stockholders’ equity (deficit)	(10,916)	8,136
Total Liabilities and Stockholders’ Equity (Deficit)	$76,823	$85,769

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended March 31, 2022	Year Ended March 31, 2021

Revenue:	$117,019	$65,230

Operating expenses:
Cost of sales	92,980	48,987
Sales and marketing	14,114	9,517
Product development	8,092	9,680
General and administrative	33,681	20,831
Amortization of intangible assets	6,005	5,585
Total operating expenses	154,872	94,600
Loss from operations	(37,853)	(29,370)

Other expense:
Interest expense, net	(4,123)	(5,303)
Loss on extinguishment of debt	(4,321)	(5,180)
Forgiveness of PPP loans	3,110	-
Other income (expense)	(542)	(2,312)
Total other expense, net	(5,876)	(12,795)

Loss before income taxes	(43,729)	(42,165)

Income tax provision (benefit)	183	(345)
Net loss	$(43,912)	$(41,820)

Net loss per share – basic and diluted	$(0.56)	$(0.61)

Weighted average common shares – basic and diluted	79,084,930	69,040,055

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2022 and 2021

(In thousands, except share and per share amounts)

	Common stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of April 1, 2020	58,984,382	$59	$120,932	$(128,121)	$(7,130)

Shares issued to vendors	2,782,116	3	8,816	-	8,819
Stock-based compensation	1,279,210	1	11,110	-	11,111
Interest paid in kind	-	-	33	-	33
Shares issued in offering, net of cost	1,820,000	2	7,329	-	7,331
Shares issued in connection with PodcastOne acquisition	5,566,885	6	14,985	-	14,991
Shares issued in connection with CPS acquisition	2,230,769	2	6,702	-	6,704
Shares issued in connection with Senior Secured convertible notes and unsecured convertible notes	1,080,000	1	1,860	-	1,861
Unsecured convertible note premium	-	-	3,677	-	3,677
Shares issued pursuant to restricted stock units	2,410,286	2	(2)	-	-
Shares issued pursuant to stock options	654,250	1	2,558	-	2,559
Net loss	-	-	-	(41,820)	(41,820)
Balance as of March 31, 2021	76,807,898	$77	$178,000	$(169,941)	$8,136
Stock-based compensation	699,480	1	13,782	-	13,783
Vested employee restricted stock units	2,518,791	3	267	-	270
Interest paid in kind	-	-	35	-	35
Shares issued for Gramophone acquisition	79,365	-	89	-	89
Shares issued in connection with CPS acquisition	791,398	1	1,825	-	1,826
Purchase price adjustment in connection with CPS acquisition	-	-	301	-	301
Shares issued on amendment of secured convertible notes	93,654	-	2,728	-	2,728
Shares issued on conversion of unsecured convertible notes	1,155,143	1	756	-	757
Unsecured convertible note premium	-	-	4,199	-	4,199
Exercise of employee stock options	400,460	-	872	-	872
Net loss	-	-	-	(43,912)	(43,912)
Balance as of March 31, 2022	82,546,189	$83	$202,854	$(213,853)	$(10,916)

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31, 2022	Year Ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(43,912)	$(41,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,624	8,770
Interest paid in kind	35	33
Stock-based compensation	12,703	11,282
Change in fair value of bifurcated embedded derivatives	(113)	(977)
Amortization of debt discount	1,244	1,433
Deferred income taxes	160	(359)
Change in fair value of contingent consideration liability	(145)	2,174
Debt conversion expense	756	-
Loss on extinguishment of debt	4,321	5,180
Forgiveness of PPP loans	(3,110)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,116)	3,426
Prepaid expenses and other current assets	1,161	(1,288)
Inventories	(31)	32
Other assets	328	-
Deferred revenue	(155)	278
Accounts payable and accrued liabilities	10,826	2,328
Other liabilities	301	-
Net cash used in operating activities	(9,123)	(9,508)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,744)	(3,209)
Purchase of intangible assets	(85)	-
Cash acquired in acquisition of PodcastOne	-	1,286
Cash acquired in acquisition of CPS	-	1,132
Acquisition of Gramophone	(150)	-
Net cash used in investing activities	(3,979)	(791)

Cash Flows from Financing Activities:
Repayment of senior secured convertible debentures payable	-	(10,823)
Proceeds from senior secured convertible notes and issuance of shares of common stock	-	15,000
(Repayment) proceeds from notes payable	(351)	2,742
Debt issuance costs	-	(190)
Proceeds from issuance of shares of common stock	-	7,534
Proceeds from exercise of stock options	872	2,559
Payments on capital lease liability	-	(190)
Proceeds from line of credit	6,965	-
Net cash provided by financing activities	7,486	16,632

Net change in cash, cash equivalents and restricted cash	(5,616)	6,333

Cash, cash equivalents and restricted cash, beginning of period	18,770	12,437

Cash, cash equivalents and restricted cash, end of period	$13,154	$18,770

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25	$-
Cash paid for interest	$1,468	$969

Supplemental disclosure of non-cash investing and financing activities:

Fair value of 60,000 shares of common stock issued in connection with secured convertible notes	$320	$-
Fair value of 33,654 shares of common stock issued in connection with related party unsecured convertible notes	$122	$-
Fair value of 1,155,143 shares of common stock issued upon conversion of unsecured convertible notes	$3,045	$-
Fair value of 1,248,797 and 1,080,000 shares issued in connection with Senior Secured Convertible Notes and Unsecured Convertible Notes	$3,484	$1,861
Fair value of options issued to employees, capitalized as internally-developed software	$196	$241
Fair value of 5,566,885 shares of common stock issued in connection with PodcastOne acquisition	$-	$14,991
Fair value of 791,398 and 2,230,769 shares of common stock issued in connection with CPS acquisition	$2,127	$6,391
Non-cash settlement for issuable or prepaid shares	$-	$283
2,782,116 shares of common stock issued to consultant and vendors to settle accounts payable	$-	8,816
Fair value of unsecured convertible note premium	$4,199	$-
Fair value of 79,365 shares of common stock issued in connection with the Gramophone acquisition	$89	$-

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2022 and 2021

Note 1 — Organization and Basis of Presentation

Organization

LiveOne, Inc. (formerly LiveXLive Media, Inc.) together with its subsidiaries (“we,” “us,” “our”, the “Company” or “LiveOne”) is a Delaware corporation headquartered in Beverly Hills, California. The Company is a creator-first, music, entertainment and technology platform focused on delivering premium experiences and content worldwide through memberships, live and virtual events.

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive, Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive being the surviving entity. On December 29, 2017, the Company acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary of the Company and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the issued and outstanding equity interests of Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”) (see Note 4 – Business Combinations). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired 100% of the issued and outstanding equity interests of Custom Personalization Solutions, Inc. (“CPS”) (see Note 4 – Business Combinations). On October 17, 2021, the Company through its wholly owned subsidiary LiveXLive PR, Inc., acquired 100% of the issued and outstanding equity interests of Gramophone Media, Inc. (“Gramophone”) (see Note 4 – Business Combinations).

Basis of Presentation

The presented financial information for the fiscal year ended March 31, 2022 includes the financial information and activities of LiveOne, React Presents, PodcastOne and CPS for the full year and Gramophone from the effective date of its acquisition.

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $13.2 million as of March 31, 2022). As reflected in its consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $43.9 million, and utilized cash of $9.1 million in operating activities for the year ended March 31, 2022, and had a working capital deficiency of $28.8 million as of March 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a new universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC, which was declared effective by the SEC on February 17, 2022. Under the New Shelf S-3, the Company will have the ability to raise up to $150.0 million in cash from the sale of its equity, debt and/or other financial instruments.

Note 2 — Summary of Significant Accounting Policies

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and became more adverse throughout the fiscal year ended March 31, 2021 and up to the third quarter of fiscal year ended March 31, 2022. Although the impact has subsided, the Company expects to continue experiencing modest adverse impacts throughout the fiscal year ending March 31, 2023. The Company’s event and programmatic advertising revenues were directly impacted throughout the 2021 fiscal year and mid-way through the 2022 fiscal year with all on-premise in-person live music festivals and events postponed and mixed demand from historical advertising partners. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which negatively impacted the Company’s near-term member growth in the 2021 fiscal year. During the fiscal year ended March 31, 2021, the Company enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program (“PPP”) loan (see Note 8 - Notes Payable) and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. The Company also launched a new pay-per-view (“PPV”) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and determined it is eligible for Employee Retention Credits related to payroll taxes paid during the quarter ended September 30, 2021. In accordance with ASC 105-10-05-02, the Company analogized to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance, and determined that the payroll tax credit will be recognized as a reduction to the payroll tax expense when it is reasonably assured that the credit will be received. As of March 31, 2022, the Company received confirmation the credit would be approved and recognized the credit of $1.2 million as a reduction of payroll tax expense for the year ended March 31, 2022. The Company does not anticipate the associated impacts of the other provisions, if any, will have a material effect on its provision for income taxes.

On December 29, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in the United States. The CAA provides numerous tax provisions and most notably for the Company changes the tax treatment of those expenses paid for with a PPP loan from non-deductible to deductible.  The Company is in the process of evaluating the provisions of the CAA including obtaining a second draw Paycheck Protection Program loans and applying for the potential eligibility for Employee Retention Credits and does not anticipate the provisions included will have a material impact on its provision for income taxes.

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

Revenue Recognition Policy

The Company accounts for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company uses the expected value method to estimate the value of variable consideration on advertising and with original equipment manufacturer contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising and membership services are rendered as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

Practical Expedients

The Company elected the practical expedient and recognized the incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction by transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its membership service, sponsorship, and merchandising streams and may act as principal or agent for its ticketing/live events, advertising and licensing revenue streams.

The Company’s revenue is principally derived from the following services:

Membership Services

Membership services revenue substantially consist of monthly to annual recurring membership fees, which are primarily paid in advance by credit card or through direct billings arrangements. The Company defers the portions of monthly to annual recurring membership fees collected in advance and recognizes them in the period earned. Membership revenue is recognized in the period of services rendered. The Company’s membership revenue consists of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are membership based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. As a result, the Company has concluded that the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. The Company recognizes membership revenue straight-line through the membership period.

Membership Services consist of:

Direct member, mobile service provider and mobile app services

The Company generates revenue for membership services on both a direct basis and through memberships sold through certain third-party mobile service providers and mobile app services (collectively the “Mobile Providers”). For memberships sold through the Mobile Providers, the member executes an on-line agreement with Slacker outlining the terms and conditions between Slacker and the member upon purchase of the membership. The Mobile Providers promote the Slacker app through their e-store, process payments for memberships, and retain a percentage of revenue as a fee. The Company reports this revenue gross of the fee retained by the Mobile Providers, as the member is Slacker’s customer in the contract and Slacker controls the service prior to the transfer to the member. Membership revenues from monthly memberships sold directly through Mobile Providers are subject to such Mobile Providers’ refund or cancellation terms. Revenues from Mobile Providers are recognized net of any such adjustments for variable consideration, including refunds and other fees. The Company’s payment terms vary based on whether the membership is sold on a direct basis or through Mobile Providers. Memberships sold on a direct basis require payment before the services are delivered to the customer. The payment terms for memberships sold through Mobile Providers vary, but are generally payable within 30 days.

Third-Party Original Equipment Manufacturers

The Company generates revenue for membership services through memberships sold through a third-party Original Equipment Manufacturer (the “OEM”). For memberships sold through the OEM, the OEM executes an agreement with Slacker outlining the terms and conditions between Slacker and the OEM upon purchase of the membership. The OEM installs the Slacker app in their equipment and provides the Slacker service to the OEM’s customers. The monthly fee charged to the OEM is based upon a fixed rate per vehicle, multiplied by the variable number of total vehicles which have signed up for a paid membership. The number of customers, or the variable consideration, is reported by OEMs and resolved on a monthly basis. The Company’s payment terms with OEM are up to 30 days.

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

From time to time we enter into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions have occurred before the receipt of goods or services, a receivable is recorded. Total revenues related to barter transactions were $4.3 million and $3.5 million for the years ended March 31, 2022 and March 31, 2021, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2022 and 2021 was less than $0.1 million, respectively.

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

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of March 31, 2022, and 2021, the Company accrued $13.5 million and $12.3 million of royalties, respectively, due to artists from use of Slacker’s radio services.

Cost of sales for the Company’s advertising revenue primarily includes PodcastOne direct costs comprised of revenue sharing and commissions. Cost of sales for the Company’s merchandising revenue includes purchase costs and related direct costs. Direct costs include all costs for personalization, production, planning, quality control, fulfillment and inbound freight.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s product and event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.3 million and $0.3 million for the years ended March 31, 2022 and 2021, respectively.

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

 Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Company’s consolidated statements of operations in the period that includes the enactment date.

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

At March 31, 2022 and 2021, the Company had 3,565,191 and 3,921,584 options outstanding, respectively, 3,064,375 and 4,512,916 restricted stock units outstanding, respectively, and 5,403,693 and 5,723,685 shares of common stock issuable underlying the Company’s convertible notes and convertible debentures, respectively.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows for the fiscal years ended March 31 (in thousands):

	2022	2021
Cash and cash equivalents	$12,894	$18,635
Restricted cash	260	135
Total cash and cash equivalents and restricted cash	$13,154	$18,770

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of March 31, 2022 and 2021, the Company had restricted cash of $0.3 million and $0.1 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the short-term nature of its membership receivables. At March 31, 2022, the Company had one customer that made up 24% of the total accounts receivable balance. At March 31, 2021, the Company had two customers that made up 21% and 15% of the total accounts receivable balance.

The following table provides amounts included in accounts receivable, net for the fiscal years ended March 31 (in thousands):

	2022	2021
Accounts receivable	$14,404	$10,679
Less: Allowance for doubtful accounts	717	112
Accounts receivable, net	$13,687	$10,567

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

Paycheck Protection Program Loans

In response to the COVID-19 pandemic, the PPP was established under the CARES Act and administered by the U.S. Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans provided by local lenders, which supports payroll, rent and utility expenses (“qualified expenses”). If the loan proceeds are fully utilized to pay qualified expenses over the covered period, as further defined by the PPP, the full principal amount of the PPP loan may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization during the covered period as compared to a baseline period. During the year ended March 31, 2022, the Company received confirmation from the SBA that $3.1 million in PPP loans (see Note 8 – Notes Payable) were forgiven.

As the loans were forgiven and we were released from being the primary obligor, the Company recognized income in the amount forgiven in accordance with ASC 470-20. The Company recognized a gain on forgiveness of the PPP loans during the fiscal year ended March 31, 2022 and is included in total other expense, net in the accompanying consolidated statement of operations for the year ended March 31, 2022.

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended March 31, 2022 and 2021, the Company capitalized $3.4 million and $3.4 million of internal use software, respectively.

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

Our annual goodwill impairment test is performed at the reporting unit level. As of March 31, 2022 and 2021, our single reporting unit is the same as our operating segment, as described in Note 19. We generally test goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on our annual impairment assessment, no impairments of goodwill were identified in the fiscal years ended March 31, 2022 and 2021.

Estimations and assumptions regarding, future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

We test our acquired trademarks and trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trademarks and trade names. Based on our annual impairment assessment, no impairments of acquired trademarks and trade names were identified in the fiscal years ended March 31, 2022 and 2021.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the global COVID-19 pandemic which caused the temporary halting of car production of our OEM partner as well as overall advertising spend decrease from our advertising partners. No impairment losses have been recorded in the fiscal years ended March 31, 2022 and 2021. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which may impair the Company’s asset values, including intangible assets.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at March 31, 2022 and 2021, respectively, and are Level 3 measurements. There have been no transfers between levels.

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

Adoption of New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this ASU in the first quarter of fiscal 2022 and has identified no material effect on its financial statements or disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides additional guidance on measuring revenue contracts with customers acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, at fair value on the acquisition date. The amendments in this update require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments in this update improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendments in this ASU are effective and applied prospectively for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company prospectively adopted this guidance in the third quarter of fiscal 2022. The adoption of this standard did not have a material impact to the consolidated financial statements.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the years ended March 31, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Revenue
Membership services	$41,264	$33,577
Advertising	33,739	20,779
Merchandising	15,447	5,168
Sponsorship and Licensing	7,051	3,878
Ticket/Event	19,518	1,828
Total Revenue	$117,019	$65,230

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

For the years ended March 31, 2022 and 2021, one customer accounted for 28% and 36% of our consolidated revenues, respectively.

The following table summarizes the significant changes in contract liabilities balances during the years ended March 31, 2022 and 2021 (in thousands):

Contract Liabilities
Balance as of April 1, 2020	$949
Revenue recognized that was included in the contract liability at beginning of period	(949)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,262
Balance as of March 31, 2021	1,262
Revenue recognized that was included in the contract liability at beginning of period	(1,262)
Increase due to cash received, excluding amounts recognized as revenue during the period	1,157
Balance as of March 31, 2022	$1,157

Note 4 — Business Combinations

Gramophone

On October 17, 2021, the Company’s wholly owned subsidiary, LiveXLive PR, Inc., acquired 100% of the equity interests of Gramophone for net consideration of $0.4 million consisting of 79,365 shares of the Company’s common stock with a fair value of $0.1 million net of a 25% discount for lack of marketability described below, contingent consideration with a fair value of $0.2 million comprised of shares held in escrow and a cash earnout, and cash of $0.2 million. The shares of the Company’s common stock were subject to a twelve-month lock-up period and remain subject to sales volume restrictions.

Fair Value of Consideration Transferred:
Cash	$150
Common stock	89
Contingent consideration	174
Total	$413

Contingent consideration in the form of a cash earnout of $0.3 million will be paid to the seller of Gramophone if, during the period commencing June 1, 2021 and ending on May 31, 2022 (“First Year Target”), Gramophone reports GAAP revenues of $1.4 million and EBITDA (as defined in the purchase agreement) of $0.3 million. If the First Year Target is not met, the cash earnout will be paid to the seller of Gramophone if, during the period commencing June 1, 2022 and ending on May 31, 2023 (“Second Year Target”), Gramophone reports GAAP revenues of $2 million and EBITDA of $0.5 million. Based on their likelihood of achievement management’s current estimate of the value of the contingent consideration related to the cash earnout was valued at $0.2 million. The contingent consideration liability of $0.2 million is classified within Other Long-Term Liabilities in the accompanying consolidated balance sheets at March 31, 2022 (see Note 14 – Other Long-Term Liabilities). The remaining contingent consideration included in the purchase price was not material and is included in Other Long-Term Liabilities in the accompanying consolidated balance sheet at March 31, 2022.

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s single reportable segment. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of Gramophone, the goodwill is not deductible for tax purposes.

The following table summarizes the fair value of the assets assumed in the Gramophone acquisition (in thousands):

Asset Type	Amortization Period (Years)	Fair Value
Cash and cash equivalents		$4
Accounts receivable		4
Trade name	5	73
Customer list	2	94
Goodwill		459
Deferred revenue		(51)
Deferred tax liability		(41)
Accrued liabilities		(129)
Net assets acquired		$413

Revenue of $0.4 million and net loss of $0.1 million was included in the Company’s consolidated statements of operations from the date of acquisition for the fiscal year ended March 31, 2022 for Gramophone.

The Company incurred less than $0.1 million in transaction costs associated with the Gramophone acquisition, which were expensed and included in General and Administrative in the consolidated statement of operations for fiscal year ended March 31, 2022.

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

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. During March 2021, the closing price of the Company’s common stock exceeded $5.00 per share for the requisite five consecutive days. The Company recorded a $1.3 million charge to Other income (expense) in the consolidated statement of operations during the year ended March 31, 2021. The contingent consideration liability of $2.9 million and $2.4 million is classified within Other Long-term Liabilities in the accompanying consolidated balance sheet at March 31, 2022 and 2021, respectively (see Note 14 – Other Long-Term Liabilities).

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

CPS

On December 22, 2020, the Company’s wholly owned subsidiary, LiveXLive Merchandising, Inc., acquired 100% of the equity interests of CPS for total consideration of 2,230,769 shares of the Company’s restricted common stock with a fair value of $6.4 million net of a 25% discount for lack of marketability described below. The shares of the Company’s common stock issued to the sellers were subject to a twelve-month lock-up period from the closing date, which expired on December 22, 2021.

The Company agreed to also issue up to approximately 577,000 additional shares of its restricted common stock, classified as contingent consideration, as CPS reported GAAP revenue of at least $20.0 million and $1.0 million of EBITDA (as defined in the purchase agreement) for its fiscal year ended December 31, 2020. Based on their likelihood of achievement this number of shares reflected management’s current estimate and were valued at $1.7 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. On July 7, 2021, the Company issued 576,923 shares of its restricted common stock to the sellers of CPS as consideration for CPS having satisfied such targets. Accordingly, the Company recorded a $0.2 million benefit to other income (expense) which is included in the accompanying consolidated statement of operations for the year ended March 31, 2022.

The Company further agreed to issue up to approximately 214,000 additional shares of its restricted common stock to the extent CPS’ final working capital as determined by the parties exceeds $4.0 million. This number of shares is based on actual achievement under the terms of the purchase agreement and mutual agreement with the sellers. These additional shares were valued at $0.6 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. Included in the total amount of $0.6 million is a purchase price adjustment of $0.3 million related to the resolution of provisional amounts previously recorded based on estimates, which was accounted for as a purchase price adjustment within the measurement period as an increase to goodwill related to the CPS acquisition. On July 7, 2021, the Company issued 214,475 shares of its restricted common stock to the sellers of CPS as consideration for CPS having satisfied such target. These amounts are included in additional paid in capital in the accompanying consolidated balance sheets.

Fair Value of Consideration Transferred:
Common stock	$6,391
Additional paid-in capital – common stock to be issued	615
Contingent consideration	1,654
Total	$8,660

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s single reportable segment. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of CPS, the goodwill is not deductible for tax purposes.

The following table summarizes the fair value of the assets assumed in the CPS acquisition (in thousands):

Asset Type	Weighted Average Amortization Period (Years)	Fair Value
Cash and cash equivalents		$1,132
Accounts receivable		6,153
Inventories		2,600
Prepaid expense		29
Property and equipment		585
Wholesale relationship	6	2,500
Domain name	10	400
Customer list	5	172
Goodwill		1,207
Other assets		53
Right of use asset		1,086
Lease liability		(1,086)
Accounts payable		(5,067)
Deferred tax liability		(388)
Other liabilities		(716)
Net assets acquired		$8,660

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

Revenue of $15.7 million and $5.2 million and net loss of $3.1 million and $0.3 million was included in the Company’s consolidated statements of operations from the date of acquisition for the fiscal year ended March 31, 2022 for PodcastOne and CPS, respectively.

The Company incurred less than $0.1 million in transaction costs associated with the PodcastOne and CPS acquisitions, respectively, which were expensed and included in General and Administrative in the consolidated statement of operations for fiscal year ended March 31, 2021.

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of operations that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal years ended March 31, 2022 and 2021, respectively.

The following table presents the revenues, net loss and earnings per share of the combined company for the year ended March 31, 2021 as if the acquisition of CPS had been completed on April 1, 2020 (in thousands, except per share data).

Year Ended March 31, (unaudited)
2021

Revenues	$83,050
Net loss	(41,801)
Net loss per share – basic and diluted	$(0.61)

The following table presents the revenues, net loss and earnings per share of the combined company for the year ended March 31, 2021 as if the acquisition of PodcastOne had been completed on April 1, 2020 (in thousands, except per share data).

Year Ended March 31, (unaudited)
2021

Revenues	$69,953
Net loss	(42,656)
Net loss per share – basic and diluted	$(0.62)

The following table presents the revenues, net loss and earnings per share of the combined company for the years ended March 31, 2022 and 2021 as if the acquisition of Gramophone had been completed on April 1, 2020 (in thousands, except per share data).

	Year Ended March 31, (unaudited)
	2022	2021

Revenues	$117,623	$66,098
Net loss	(43,592)	(41,985)
Net loss per share – basic and diluted	$(0.55)	$(0.61)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisition which included amortization of acquired intangible assets of $0.1 million and $1.7 million in the year ended March 31, 2022 and 2021, respectively, and transaction costs of $0.1 million and $0.1 million included in the year ended March 31, 2022 and 2021, respectively.

Note 5 — Property and Equipment

The Company’s property and equipment at March 31, 2022 and 2021 was as follows (in thousands):

	As of March 31,
	2022	2021
Property and equipment, net
Computer, machinery, and software equipment	$5,508	$5,277
Furniture and fixtures	141	141
Leasehold improvements	531	531
Capitalized internally developed software	13,860	10,154
Total property and equipment	20,040	16,103
Less accumulated depreciation and amortization	(15,352)	(11,736)
Total property and equipment, net	$4,688	$4,367

Depreciation and amortization expense was $3.6 million and $3.2 million for the years ended March 31, 2022 and 2021, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the years ended March 31, 2022 and 2021 (in thousands):

Goodwill
Balance as of April 1, 2020	$9,672
Acquisitions	12,947
Balance as of March 31, 2021	$22,619
Acquisition	459
Purchase price adjustment (See Note 4 – Business Combinations)	301
Balance as of March 31, 2022	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the year ended March 31, 2022 (in thousands):

Tradenames
Balance as of April 1, 2020	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2021	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2022	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of March 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$16,389	$2,892
Intellectual property (patents)	5,366	1,520	3,846
Customer relationships	6,570	6,177	393
Content creator relationships	772	772	-
Domain names	514	83	431
Brand and trade names	2,643	454	2,189
Non-compete agreement	250	181	69
Customer list	2,998	735	2,263
Total	$38,394	$26,311	$12,083

The Company’s finite-lived intangible assets were as follows as of March 31, 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$12,533	$6,748
Intellectual property (patents)	5,366	1,163	4,203
Customer relationships	6,570	5,652	918
Content creator relationships	772	371	401
Domain names	429	31	398
Brand and trade names	2,571	253	2,318
Non-compete agreement	250	97	153
Customer list	2,903	211	2,692
Total	$38,142	$20,311	$17,831

The Company’s amortization expense on its finite-lived intangible assets was $6.0 million and $5.6 million for the years ended March 31, 2022 and 2021, respectively.

The Company estimated future amortization expense on its finite-lived intangible assets as of March 31, 2022 to be as follows (in thousands):

For Years Ended March 31,

2023	$4,543
2024	1,074
2025	1,074
2026	1,074
2027	1,074
Thereafter	3,244
$12,083

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2022 and 2021 were as follows (in thousands):

	March 31,	March 31,
	2022	2021
Accounts payable	$29,640	$18,541
Accrued liabilities	15,505	13,786
Lease liabilities, current	273	319
Total	$45,418	$32,646

Note 8 — Notes Payable

The Company’s notes payable at March 31, 2022 and 2021 were as follows (in thousands):

	March 31,	March 31,
	2022	2021
Senior promissory note	$-	$351
SBA loan	160	153
PPP loans	-	3,110
	160	3,614
Less: Current portion of Notes payable	(12)	(2,729)
Notes payable	$148	$885

Senior Promissory Note

On December 31, 2014, the Company converted accounts payable into a Promissory Note (the “Note”) in the aggregate principal amount of $0.2 million. As of March 31, 2022 the promissory note and related Delaware and California judgments have been satisfied in full.

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the SBA. Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. The Company was in compliance with all debt covenants associated with the SBA loan as of March 31, 2022.

PPP Loans

In April 2020, the Company received proceeds of $2.0 million from a PPP loan. In April 2021, the Company received confirmation from the SBA that the entire balance of such PPP loan was forgiven as a result of the Company’s application and acceptance under the terms of the CARES Act. On July 1, 2020, the Company acquired PodcastOne that had previously obtained a PPP loan, which had a balance of $0.5 million as of March 31, 2021. On May 11, 2021, the Company received confirmation from the SBA that the entire balance of such PPP loans were forgiven as a result of the Company’s application and acceptance under the terms of the CARES Act.

On March 20, 2021, the Company received proceeds of $0.6 million from a second loan (the “Second PPP loan”) under the PPP of the CARES Act, which the Company intends to use to retain employees and for other qualifying expenses. The Second PPP Loan matures on March 20, 2026 and bears annual interest at a rate of 1.0%. In March 2022, the Company received confirmation from the SBA that the entire balance of the Second PPP loan was forgiven as a result of the Company’s application and acceptance under the terms of the CARES Act.

The Company recognized a $3.1 million gain on forgiveness of PPP loans, included in total other expense, net in the accompanying consolidated statement of operations as a result of the balance of PPP loans forgiven during the year ended March 31, 2022.

Note 9 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at March 31, 2022 and 2021 were as follows (in thousands):

	March 31,	March 31,
	2022	2021
Unsecured Convertible Notes - Related Party
(A) 8.5% Unsecured Convertible Note - Due May 31, 2023	$4,702	$4,397
(B) 8.5% Unsecured Convertible Notes - Due May 31, 2023	1,177	1,104
Net	5,879	5,501

Unsecured Convertible Promissory Note	$-	$2,000
Accrued interest	-	186
Less: Discount	-	(223)
Fair Value of Embedded Derivatives	-	13
Net	-	1,976
Unsecured Convertible Promissory Notes, Net	$5,879	$7,477
Unsecured Convertible Promissory Notes, Net, Current	-	1,976
Unsecured Convertible Promissory Notes, Net, Long-Term	$5,879	$5,501

The Company incurred interest expense of $0.5 million and $0.7 million attributed to its unsecured convertible notes for the year ended March 31, 2022 and 2021, respectively. Total principal maturities of the Company’s unsecured convertible notes are $5.9 million for the year ending March 31, 2024.

Unsecured Convertible Notes – Related Party

As of March 31, 2022 and March 31, 2021, the Company had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as discussed below. The Trinad Notes are convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2023 (as discussed below). At March 31, 2022, the balance due of $5.9 million, which included $1.4 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2021, the balance due of $4.4 million, which included $1.0 million of accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $1.1 million. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2023 (as discussed below). As of March 31, 2022 and 2021, $0.3 million and $0.1 million of accrued interest was included in the principal balance, respectively.

On August 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to May 31, 2023, and in consideration of such extension, the Company issued to Trinad Capital 33,654 shares of its common stock. The Company evaluated the Amendment Agreement and the amendment was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. As a result, we determined that the amendment should be accounted for as an extinguishment and we recorded the amended debt instrument at fair value which included the consideration in common stock transferred. The resulting loss on extinguishment recorded of $4.3 million is included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended March 31, 2022. In addition, the Company recorded a $4.2 million benefit to additional paid in capital as a result of the excess of the deemed fair value of the Trinad Notes over the principal and accrued interest outstanding at the time of extinguishment.

The Company may not redeem any of the Trinad Notes prior to May 31, 2023 without Trinad Capital’s consent.

Unsecured Convertible Promissory Note

On February 5, 2020, React Presents issued a two-year $2 million Convertible Promissory Note (the “Note”), bearing annual interest at 8%. The purpose of the Note was to fund the acquisition of React Presents. All unpaid and outstanding principal and any unpaid and accrued interest was due on February 5, 2022. At issuance, the Note was convertible by the holder at any time prior to maturity in part or in whole with the unpaid interest and principal convertible at a conversion price equal to $4.50 per share of the Company’s common stock, subject to certain protective adjustments. The Note may be prepaid in whole or in part in cash without penalty at any time prior to maturity. Any such prepayment will be applied to accrued interest first and then the principal.

Effective December 31, 2021, the Note holder converted the Note in whole pursuant to an exchange agreement entered into during the year ended March 31, 2022, which provided for an exchange of the Note into shares of the Company’s common stock at a price of $2.10 per share, resulting in 1,155,143 shares issued upon the exchange. As a result of the effective exchange incentives offered to the Note holder, the Company recorded a $0.8 million expense to Other Income (expense) in the accompanying consolidated statement of operations for the year ended March 31, 2022.

The Company was in compliance with all debt covenants associated with their unsecured convertible debt as of Mach 31, 2022.

Note 10 — Senior Secured Convertible Notes

The Company’s senior secured convertible notes at March 31, 2022 and 2021 were as follows (in thousands):

	March 31,	March 31,
	2022	2021

Senior Secured Convertible Notes	$15,000	$15,000
Fair value of embedded derivatives	18	118
Less: Discount	(1,368)	(2,071)
Senior Secured Convertible Notes, long-term	$13,650	$13,047

On September 15, 2020 (the “Closing Date”), the Company issued two-year secured convertible notes in the aggregate principal amount of $15.0 million (the “Harvest Notes”) to Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners, Ltd. (collectively, the “Purchaser”). The Purchaser are funds affiliated with No Street Capital, a San Francisco-based investment firm.

The Harvest Notes mature on June 3, 2023, accrued interest at 8.5% per year with interest is payable quarterly in cash in arrears, and are convertible into shares of the Company’s common stock at a conversion price of $4.50 per share at the applicable Purchaser’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). The Company does not have the right to prepay any or all of the Harvest Notes prior to their maturity.

The current portion of accrued interest related to the Harvest Notes is included in Accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

The Company evaluated this agreement and it was required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. As a result, the Company recorded the shares of common stock issued to the Purchaser as an increase to Additional Paid In Capital and a corresponding debt discount included in Secured Convertible Notes, net in the accompanying consolidated balance sheets.

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

The Company recorded $2.3 million and $0.9 million in interest expense associated with the notes for the years ended March 31, 2022 and 2021, respectively, of which $1.0 million and $0.5 million was attributed to the accretion of the debt discount associated with the senior secured convertible notes.

The Company was in compliance with all debt covenants associated with their senior secured convertible debt as of Mach 31, 2022.

 Note 11 — Senior Secured Revolving Line of Credit

On June 2, 2021, the Company entered into a Business Loan Agreement with East West Bank (the “Senior Lender”), which provides for a revolving credit facility collateralized by all of the assets of the Company and its subsidiaries. In connection with the Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023. Under the terms of the Promissory Note, the Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 0.5%. The interest rate for the year ended March 31, 2022 was 4.00%

The principal balance under the Revolving Credit Facility as of March 31, 2022 was $7.0 million. The Company was in compliance with all debt covenants associated with the senior secured revolving line of credit as of March 31, 2022.

Maturity analysis for the Company’s total outstanding debt is as follows:

For the years ended March 31,
2023	$12
2024	27,897
Thereafter	148
Total debt outstanding	28,057
Less: Debt discount on senior secured convertible notes and line of credit	(1,403)
Total notes payable, convertible notes, related and non-related party, net and senior secured line of credit	$26,654

Note 12 — Related Party Transactions

As of March 31, 2022 and March 31, 2021, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 9 – Unsecured Convertible Notes.

Note 13 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of 1 year, which expired in fiscal year 2022 and was renewed for an additional year. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, expiring June 30, 2024.

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense is recognized over the term of the lease on a straight-line basis. Rent expense for these leases totaled $0.3 million for the year ended March 31, 2022. Operating leases with lease terms of greater than 12 months are capitalized in Operating lease right-of-use assets and Operating lease liabilities in the consolidated balance sheet. Rent expense for these operating leases totaled $0.8 million and $0.5 million the years ended March 31, 2022 and 2021, respectively, which is included in general and administrative expenses in the consolidated statement of operations.

Operating lease costs for the years ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended March 31,
	2022	2021
Fixed rent cost	$752	507
Short term lease cost	210	281
Total operating lease cost	$962	788

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	March 31, 2022	March 31, 2021
Operating lease right-of-use assets	$728	1,057

Operating lease liability, current	$273	319
Operating lease liability, noncurrent	468	742
Total operating lease liabilities	$741	1,061

The operating lease right-of-use assets are included in other assets in the March 31, 2022 consolidated balance sheets, and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the March 31, 2022 consolidated balance sheets.

Future maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

For Years Ending March 31,
2023	$358
2024	320
2025	93

Total lease payments	771
Less: imputed interest	(30)
Present value of operating lease liabilities	$741

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

Month to month arrangements

React Presents leases its Chicago, Illinois premises under a month-to-month lease. Rent expense for the operating leases totaled less than $0.1 million and $0.1 million for the years ended March 31, 2022 and March 31, 2021, respectively.

PodcastOne leases its Los Angeles premises under a month-to-month operating lease. Rent expense for the operating leases totaled $0.3 million and $0.3 million for the year ended March 31, 2022 and the period from the acquisition date to March 31, 2021, respectively.

Note 14 — Other Long-Term Liabilities

On October 30, 2020, Slacker entered into an amendment to existing agreements with a certain licensor of music content (the “Music Partner”) which own and license rights to Slacker to certain sound recordings. Pursuant to this amendment, payment terms on $5.9 million of outstanding balances to the Music Partner were extended over periods between 12 and 24 months. During the year ended March 31, 2022 the amount owed the Music Partner was paid in full.

	March 31,	March 31,
	2022	2021

Due to Music Partner	$-	$3,937
Other long-term liabilities	174	2,422

The amount included in Other long-term liabilities is comprised of a contingent consideration liability resulting from the business combination with PodcastOne (Note 4 - Business Combinations) and is carried at fair value (see Note 20 - Fair Value Measurements).

Note 15 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of March 31, 2022, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.1 million for the fiscal year ending March 31, 2023. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of March 31, 2022, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $6.6 million for the fiscal year ending March 31, 2023, $5.5 million for the fiscal year ending March 31, 2024, $0.3 million for the fiscal year ending March 31, 2025 and $0.2 million for the fiscal year ending March 31, 2026.

On a quarterly basis, the Company records the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, members and other terms of each agreement that impact the Company’s expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of March 31, 2022, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

Employment Agreements

As of March 31, 2022, the Company has employment agreements with two named executive officers (“Section 16 Officers”) that provide salary payments of $0.5 million and target bonus compensation of up to $0.5 million for the year ending March 31, 2023. Furthermore, such employment agreements contain severance clauses that could require severance payments in the aggregate amount of $10.5 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers).

Legal Proceedings

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against each of the Company, LiveXLive Tickets, Inc. (“LXL Tickets”), Robert S. Ellin, Alec Ellin, Blake Indursky and Computershare Trust Company, N.A. (“Computershare”). Plaintiffs subsequently voluntarily dismissed all claims against Alec Ellin, Blake Indursky and Computershare. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into the Company in 2016, LXL Tickets’ purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Based on the remaining claims, plaintiffs are seeking damages of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied and continue to deny plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit and believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In November 2021, the court denied our summary judgment motion to dismiss plaintiffs’ fraudulent inducement claim, and dismissed plaintiff’s breach of the employment agreement claim with respect to the Company. As of March 31, 2022, all of plaintiffs’ claims other than fraudulent inducement were dismissed or addressed by the parties or the court. While a trial date has not yet been set, the Company expects the trial to commence sometime during the fiscal year ending March 31, 2023 (unless further extended as a result of the COVID-19 pandemic). The Company intends to continue to vigorously defend all remaining defendants against any liability to the plaintiffs with respect to the remaining claims, and the Company believes that the allegations are without merit and that it has strong defenses. As of March 31, 2022, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

During each of the years ended March 31, 2022 and 2021, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties were not material and were included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Note 16 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company provided a contribution of $0.1 million and $0.1 million, to its employees for the years ended March 31, 2022 and 2021, respectively.

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

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the year ended March 31, 2022, the Company incurred $0.7 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost of less than $0.1 million is expected to be recorded over the next year as the shares vest.

During year ended March 31, 2021, the Company issued 4,061,326 shares of its common stock and restricted common stock valued at $12.6 million to certain Company consultants and vendors of which $8.8 million related to shares issued to settle accounts payable which includes the shares issued to MBRG Investors, LLC and the shares issued to a certain music partner and $3.8 million relates to shares issued in exchange for services and is included in share-based compensation. Additionally, the Company incurred $1.2 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost associated with restricted shares of common stock issued to consultants and vendors of $0.7 million was recorded during the year ended March 31, 2022.

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

2016 Equity Incentive Plan

The Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 12,600,000 shares of the Company’s common stock for issuance. On September 17, 2020, our stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares increasing the total up to 17,600,000 shares which the Company formally increased on June 30, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company recognized share-based compensation expense of $12.7 million and $11.3 million during the years ended March 31, 2022 and 2021, respectively. The total tax benefit recognized related to share-based compensation expense was $0 for the years ended March 31, 2022 and 2021.

Share-based compensation expense during the year ended March 31, 2022 and 2021 includes the impact from differences in the timing of expense recognized in the statement of operations and the share issuances recorded in additional paid in capital, capitalization of internally developed software costs, and the benefit from the reversal of a previously accrued discretionary share-based award bonus of $1.1 million during the year ended March 31, 2022.

The maximum contractual term for awards is 10 years. As of March 31, 2022, there were 4,484,713 shares of common stock available for future issuance under the 2016 Plan.

 Options Grants to Employees

Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant based on the closing market price of its common stock as reported on The Nasdaq Capital Market. The option awards generally vest over four years and are exercisable any time after vesting. The stock options expire ten years after the date of grant.

As of March 31, 2022, unrecognized compensation costs for unvested awards to employees was $1.1 million, which is expected to be recognized over a weighted-average service period of 5.83 years.

The following table provides information about our option grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2022	2021
Number of options granted	205,000	350,000
Weighted-average exercise price per share	$1.19	$4.11
Weighted-average grant date fair value per share	$1.74	$1.85

The grant date fair value of each of these option grants to employees was determined using the Black-Sholes-Merton option-pricing model with the following assumptions:

Year Ended March 31,
	2022	2021
Expected volatility	77.36% - 84.98%	53.97% - 73.61%
Dividend yield	-%	-%
Risk-free rate	0.75% - 2.17%	0.22% - 0.46%
Expected term (in years)	5.09 – 6.87	5.25 - 7.00

The following table summarizes the activity of our options issued to employees during the years ended March 31, 2022 and 2021:

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding as of April 1, 2020	4,403,334	$3.74
Granted	350,000	4.11
Exercised	(654,250)	3.90
Forfeited or expired	(177,500)	4.00
Outstanding as of March 31, 2021	3,921,584	3.74
Granted	205,000	1.74
Exercised	(400,460)	2.18
Forfeited or expired	(160,933)	4.10
Outstanding as of March 31, 2022	3,565,191	3.78
Exercisable as of March 31, 2022	3,207,358	3.97

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2022 was 6.22 years and 5.83 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at March 31, 2022. The intrinsic value of options exercised was $0.3 million and none, respectively, at March 31, 2022 and 2021.

The fair value of stock options that were exercised during the year ended March 31, 2022 and 2021 was $0.9 million and $2.6 million, respectively. The fair value of stock options that were forfeited during the year ended March 31, 2022 and 2021 was $0.7 million and $0.7 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2022 was $13.5 million and $12.7 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2021 was $14.8 million and $12.9 million, respectively.

On April 11, 2018, the Company granted options to purchase 1,326,667 shares of its common stock to 4 key executives. In fiscal 2021, the Board of Directors approved an amendment to the key executive’s employment agreement which modified the exercise periods associated with these options. The modified terms approved by the Board of Directors, which extended the original exercise period from 3 to 12 months, resulted in incremental fair value which was recognized as incremental share-based compensation expense of $0.9 million during the year ended March 31, 2021.

Options Grants to Non-Employees

As of March 31, 2022, there were no unrecognized compensation costs for unvested awards to non-employees. There were no option grants to non-employees for the last two fiscal years.

The following table summarizes the activity of our options issued to non-employees during the years ended March 31, 2022 and 2021:

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding as of April 1, 2020	25,000	$4.00
Granted	-	-
Exercised	-	-
Forfeited or expired		4.00
Outstanding as of March 31, 2021	25,000	4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2022	25,000	4.00
Exercisable as of March 31, 2022	25,000	4.00

The weighted average remaining contractual term for options to non-employees outstanding as of March 31, 2022 was 5.9 years. The intrinsic value of options to non-employees outstanding and options to non-employees exercisable was none at March 31, 2022.

Restricted Stock Units Grants

As of March 31, 2022, unrecognized compensation costs for unvested awards to employees was $2.1 million, which is expected to be recognized over a weighted-average service period of 0.96 years.

The following table provides information about our restricted stock units grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2022	2021
Number of units granted	2,555,767	1,914,136
Weighted-average grant date fair value per share	$3.77	$3.15

The following table summarizes the activity of our restricted stock units issued to employees during the years ended March 31, 2022 and 2021:

Number of Shares
Outstanding as of April 1, 2020	4,530,705
Granted	1,914,136
Vested	(1,641,082)
Cancelled	(290,843)
Outstanding as of March 31, 2021	4,512,916
Granted	2,555,767
Vested	(2,518,791)
Cancelled	(1,485,517)
Outstanding as of March 31, 2022	3,064,375

The fair value of restricted stock units that vested during the year ended March 31, 2022 and 2021 was $10.7 million and $5.8 million, respectively. The fair value of restricted stock units that were forfeited during the year ended March 31, 2022 and 2021 was $5.0 million and $0.6 million, respectively.

Restricted Stock Awards

The following table summarizes the activity of our restricted stock awards made to employees during the years ended March 31, 2022 and 2021:

Number of Shares
Outstanding as of April 1, 2020	24,675
Cancelled	(24,675)
Outstanding as of March 31, 2021	-
Cancelled	-
Outstanding as of March 31, 2022	-

In April 2018, the Company granted 1,150,000 restricted stock units to two key executives. In fiscal year 2021 (“the Modification Date”), the Company’s board of directors approved an amendment to the key executives’ employment agreement which modified the vesting terms associated with these awards. The modified vesting terms approved by the Company’s board of directors, which modified the number of shares issued and the timing of vesting, resulted in an additional 464,557 units probable of vesting as of the Modification Date. This resulted in incremental share-based compensation expense of $0.3 million during the year ended March 31, 2021.

Issuance of Restricted Shares of Common Stock for Services to Employees

During each of the years ended March 31, 2022 and 2021, the Company issued no shares of its restricted common stock to employees. As of March 31, 2022 and 2021, there was no remaining unrecognized compensation cost related to these awards.

Warrants

The table below summarizes the Company’s warrant activities:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Balance outstanding, April 1, 2020	167,363	$4.01	0.94
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	(167,363)	4.01	0.94
Balance outstanding, March 31, 2021	-	-	-
Granted	-	-	-
Balance outstanding, March 31, 2022	-	-	-
Exercisable, March 31, 2022	-	-	-

Authorized Common Stock and Creation of Preferred Stock

The Company has the authority to issue up to 510,000,000 shares, consisting of 500,000,000 shares of the Company’s common stock and 10,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “preferred stock”).

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

Stock Repurchase Program

In December 2020, we announced that our board of directors has authorized the repurchase up to two million shares of our outstanding common stock from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company did not purchase any shares of its common stock under the stock repurchase program for the years ended March 31, 2022 and 2021, respectively.

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

The components of pretax loss and income tax (benefit) expense are as follows (in thousands):

	Year Ended March 31,
	2022	2021
Loss before income taxes:
Domestic	$(43,729)	$(42,165)
Foreign	-	-
Total loss before income taxes	$(43,729)	$(42,165)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	22	14
Foreign	-	-
Total Current	22	14

Deferred:
U.S. Federal	86	(330)
State	75	(29)
Foreign	-	-
Total Deferred	161	(359)
Total provision for income taxes	$183	$(345)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2022	2021

Income taxes computed at Federal statutory rate	$(9,183)	$(8,855)
State tax — net of federal benefit	(1,343)	(888)
State minimum taxes	-	14
Change in tax rates	(51)	(375)
Change in valuation allowance	10,175	7,165
Permanent differences	585	2,594
Total provision for income taxes	$183	$(345)

At March 31, 2022, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $143.6 million and $91.7 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2028. Of the $143.6 million of federal net operating loss carryforwards, $54.1 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”), the remaining $89.5 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation.

The Company obtained $136.0 million and $2.6 million of net operating loss and credit carryforwards, respectively, through the acquisition of Slacker, Inc. in December 2017.  Utilization of these losses is limited by Section 382 and 383 of the Code in fiscal year end March 31, 2018 and each taxable year thereafter.  The Company has estimated a limitation and revalued the losses and credits at $22.0 million and $0, respectively.  It is possible that the utilization of these NOL carryforwards and tax credits may be further limited. The Company will undertake a study to determine the applicable limitations, if any. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2017 and forward are subject to examination by the federal tax authorities and tax years for 2016 and forward are subject to examination by California tax authorities due to the carryforward of unutilized net operating losses.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2022 and 2021, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and (liabilities) are as follows as of (in thousands):

	Year Ended March 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$36,368	$25,994
Property and equipment	258	307
Accruals and reserves	1,718	2,060
Stock compensation	3,868	4,653
163 (j) interest expense carryforwards	1,125	832
Charitable contribution carryforward	69	63
Capital loss carryforward	-	522
Gross deferred tax assets	43,406	34,431

Deferred tax liabilities:
Right of use asset	(185)	-
Intangible assets	(3,767)	(4,951)
Net deferred tax assets	39,454	29,480
Valuation allowance	(39,792)	(29,617)
Net deferred tax liability	$(338)	$(137)

As the ultimate realization of the potential benefits of a portion of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance against deferred tax assets is $39.8 million and $29.6 million for the years ended March 31, 2022 and 2021, respectively. The valuation allowance increased by $10.2 million for the year ended March 31, 2022.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $32.3 million and $23.3 million for the years ended March 31, 2022 and 2021, respectively. Total receivables from the OEM were 24% and 21% of total accounts receivable as of March 31, 2022 and 2021, respectively.

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

Note 20 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,965	$-	$-	$2,965
Contingent consideration liability from Gramophone acquisition	174	-	-	174
Bifurcated embedded derivative on senior secured convertible note payable	18	-	-	18
	$3,157	$-	$-	$3,157

	March 31, 2021
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,423	$-	$-	$2,423
Contingent consideration liability from CPS acquisition	2,513	-	-	2,513
Bifurcated embedded derivative on senior secured convertible notes payable	118	-	-	118
Bifurcated embedded derivative on unsecured convertible note payable	13	-	-	13
	$5,067	$-	$-	$5,067

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of April 1, 2020	$665
Initial measurement of contingent consideration from PodcastOne acquisition on July 1, 2020	1,100
Initial measurement of contingent consideration from CPS acquisition on December 22, 2020	1,654
Initial measurement of embedded derivatives on senior secured convertible notes issued on September 15, 2020	671
Total fair value adjustments reported in earnings	977
Balance as of March 31, 2021	5,067
Change in fair value of bifurcated embedded derivatives, reported in earnings	(113)
Change in fair value of contingent consideration liabilities, reported in earnings	(145)
Common stock settlement of contingent consideration liability from CPS acquisition	(1,826)
Initial measurement of contingent consideration for Gramophone acquisition	174
Balance as of March 31, 2022	$3,157

Convertible debt and beneficial conversion features

When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the yield model with a black-scholes option pricing model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Bifurcated embedded derivative on senior secured convertible debentures, senior secured convertible notes payable and unsecured convertible notes payable

The fair value of the bifurcated embedded derivatives on senior secured convertible debentures, senior secured convertible notes payable and unsecured convertible notes was determined using the following significant unobservable inputs:

	March 31,		March 31,
	2022		2021

Bifurcated embedded derivative on senior secured convertible notes payable Market yield	4.7%		17.0%
Bifurcated embedded derivative on unsecured convertible note payable Market yield	NA	%	26.5%

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

The Company did not elect the fair value measurement option for the following financial assets and liabilities. The fair values of certain financial instruments and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	March 31, 2022
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Senior secured convertible notes payable, net	13,650	-	-	15,448
Unsecured convertible notes payable related party, net	5,879	-	-	6,084

	March 31, 2021
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Senior secured convertible notes payable, net	13,047	-	-	20,228
Unsecured convertible notes payable related party, net	5,501	-	-	9,216
Unsecured convertible note payable	1,976	-	-	2,167

The fair values of financial assets and liabilities not included in these tables are estimated to be equal to their carrying values as of March 31, 2022 and 2021. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option and carried at amortized cost, were determined using the following significant unobservable inputs:

	Year Ended March 31,
	2022	2021
Senior secured convertible notes payable, net (binomial lattice model):
Market yield	6.3%	17.0%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	6.6%	23.0%

Unsecured convertible note payable (yield model with a Black-Scholes-Merton option pricing model):
Market yield	-%	26.5%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values at March 31, 2022 and 2021.

The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value. The Company’s debentures, senior secured line of credit and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions detailed above. The senior convertible notes payable and unsecured convertible notes are valued using a binomial lattice model and a yield model with a Black-Scholes-Merton option pricing model, respectively. The Company has estimated the fair value of contingent consideration related to the acquisitions of PodcastOne, CPS and Gramophone based on the number of shares issuable based on the achievement of certain provisions within the purchase agreement, as detailed in Note 4 – Business Combinations, using the quoted price of the Company’s common stock. The inputs used to fair value the contingent consideration on the date of acquisition were also used as of the balance sheet date.

Note 21 — Subsequent Events

Subsequent to March 31, 2022 and as of June 28, 2022, the Company repurchased 1,186,221 shares of its common stock at an average price of $0.84 per share.

On June 28, 2022, SoundExchange, Inc. (“SX”) filed a complaint in the U.S. District Court, Central District of California, against the Company and Slacker (“the defendants”). As of the date of this Annual Report, the complaint has not yet been served on the defendants. The complaint alleges that the defendants have failed to make the necessary music royalty payments and corresponding late fees required under the Digital Millennium Copyright Act late allegedly due to SX. As SX also filed an application for an order to file under seal the complaint, the amount allegedly owed by the defendants is unknown on the face of the complaint. The Company believes it has already adequately reserved for the amounts due to SX. The Company is currently evaluating its options related to this litigation and if necessary, intends to hire counsel to defend the defendants in this matter.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of material weaknesses in internal control over financial reporting, described in Management’s Annual Report on Internal Control Over Financial Reporting below.

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

Our management, with the participation of our CEO and Interim CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to material weaknesses that existed in our internal controls. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of March 31, 2022, the following material weaknesses existed as of that date, specifically relating to the following control activities:

We did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were attributed to: (i) lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

In addition, as previously reported, material weaknesses specifically relating to the following control activities existed as of March 31, 2022:

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

Notwithstanding the material weaknesses discussed above, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Our management, with oversight of the Audit Committee of our Board of Directors has identified and begun to implement several steps to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. During our fiscal year ending March 31, 2023, our management is committed to remediating such material weaknesses through continuing training and hiring of personnel, improving the timeliness of our accounting close process, and continuing to enhance our financial review controls. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2022, we continued the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the fourth quarter of the fiscal year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On June 28, 2022, SoundExchange, Inc. (“SX”) filed a complaint in the U.S. District Court, Central District of California, against the Company and Slacker (“the defendants”). As of the date of this Annual Report, the complaint has not yet been served on the defendants. The complaint alleges that the defendants have failed to make the necessary music royalty payments and corresponding late fees required under the Digital Millennium Copyright Act late allegedly due to SX. As SX also filed an application for an order to file under seal the complaint, the amount allegedly owed by the defendants is unknown on the face of the complaint. The Company believes it has already adequately reserved for the amounts due to SX. The Company is currently evaluating its options related to this litigation and if necessary, intends to hire counsel to defend the defendants in this matter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders (our “2022 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of LiveOne, Inc. (formerly LiveXLive Media, Inc.) included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2022 and 2021

●	Consolidated Statements of Operations for the years ended March 31, 2022 and 2021

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the years ended March 31, 2022 and 2021

●	Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.4	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).
3.5	Certificate of Merger, dated as of September 30, 2021, between the Company and LiveOne, Inc. ((Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2021).
4.1	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.2	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.3	Promissory Note, dated as of June 2, 2021, issued by the Company to East West Bank (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
4.4*	Description of Securities.
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).

10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Amendment No. 2 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.8†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.9†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.10†£*	Employment Offer Letter, dated as of March 6, 2019, between the Company and Aaron Sullivan.
10.11†*	Amendment No. 1 to Employment Offer Agreement, dated as of dated as of October 26, 2020 and effective as of October 1, 2020, between the Company and Aaron Sullivan.
10.12	Stock Purchase Agreement, dated as of May 7, 2020, by and among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.13£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).
10.14£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 5, 2020).
10.15	Subsidiary Guarantee, dated as of September 15, 2020, made by each of the Guarantors, in favor of the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.16	Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.17	Intellectual Property Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.18	Registration Rights Agreement, dated as of September 15, 2020, among the Company and the Buyer (as defined therein). (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.19	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.20	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.21	Stock Purchase Agreement, dated as of December 22, 2020, among the Company, Custom Personalization Solutions, Inc., LiveXLive Merchandising, Inc., the persons identified as “Sellers” on the signature pages thereto, and Scott R. Norman, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020).

10.22	Business Loan Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.23	Commercial Security Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
21.1*	List of subsidiaries of the Company.
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.

£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

We have elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEONE, INC.

Date: June 29, 2022	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 29, 2022	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Interim Chief Financial Officer and Executive Vice President (Interim Principal Financial Officer and Interim Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer, Chairman and	June 29, 2022
Robert S. Ellin	Director

/s/ Jay Krigsman	Director	June 29, 2022
Jay Krigsman

/s/ Craig Foster	Director	June 29, 2022
Craig Foster

/s/ Maria Garrido	Director	June 29, 2022
Maria Garrido

/s/ Ramin Arani	Director	June 29, 2022
Ramin Arani

/s/ Patrick Wachsberger	Director	June 29, 2022
Patrick Wachsberger

/s/ Kenneth Solomon	Director	June 29, 2022
Kenneth Solomon

/s/ Bridget Baker	Director	June 29, 2022
Bridget Baker

/s/ Kristopher Wright	Director	June 29, 2022
Kristopher Wright