Form 10-Q
period 2022-06-30
LiveOne, Inc.
filed 2022-08-15
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, there were 84,287,964 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2022	2022
Assets		(Audited)
Current Assets
Cash and cash equivalents	$11,086	$12,894
Restricted cash	260	260
Accounts receivable, net	12,714	13,687
Inventories	2,718	2,599
Prepaid expense and other current assets	1,688	1,868
Total Current Assets	28,466	31,308
Property and equipment, net	4,555	4,688
Goodwill	23,379	23,379
Intangible assets, net	15,321	16,720
Other assets	655	728
Total Assets	$72,376	$76,823

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$36,301	$45,418
Accrued royalties	16,897	13,530
Notes payable, current portion	13	12
Deferred revenue	981	1,157
Total Current Liabilities	54,192	60,117
Senior secured convertible notes, net	13,938	13,650
Unsecured convertible notes, net – related party	5,968	5,879
Senior secured line of credit	7,000	6,965
Notes payable, net	148	148
Lease liabilities, noncurrent	395	468
Other long-term liabilities	174	174
Deferred income taxes	338	338
Total Liabilities	82,153	87,739

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 81,597,738 and 82,546,189 shares issued and outstanding, respectively	83	83
Additional paid in capital	203,642	202,854
Treasury stock	(997)	-
Accumulated deficit	(212,505)	(213,853)
Total stockholders’ equity (deficit)	(9,777)	(10,916)
Total Liabilities and Stockholders’ Equity (Deficit)	$72,376	$76,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2022	2021
Revenue:	$23,222	$38,767

Operating expenses:
Cost of sales	15,382	30,940
Sales and marketing	2,366	4,748
Product development	1,617	2,155
General and administrative	2,209	9,377
Amortization of intangible assets	1,411	1,506
Total operating expenses	22,985	48,726
Income (loss) from operations	237	(9,959)

Other income (expense):
Interest expense, net	(997)	(1,060)
Forgiveness of PPP loans	-	2,511
Other income	2,105	459
Total other income (expense), net	1,108	1,910

Income (loss) before income taxes	1,345	(8,049)

(Benefit from) provision for income taxes	(3)	2
Net income (loss)	$1,348	$(8,051)

Net income (loss) per share - basic	$0.02	$(0.10)
Net income (loss) per share – diluted	$0.02	$(0.10)
Weighted average common shares – basic	82,072,822	76,982,057
Weighted average common shares – diluted	82,126,622	76,982,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Common Stock in Treasury		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance as of March 31, 2022	82,546,189	$83	$202,854	$(213,853)	-	$-	$(10,916)
Stock-based compensation	135,270	-	788	-	-	-	788
Shares issued pursuant to restricted stock units	102,500	-	-	-	-	-	-
Treasury stock purchases	-	-	-	-	(1,186,221)	(997)	(997)
Net income	-	-	-	1,348	-	-	1,348
Balance as of June 30, 2022	82,783,959	$83	$203,642	$(212,505)	(1,186,221)	$(997)	$(9,777)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2021	76,807,898	$77	$178,000	$(169,941)	$8,136
Stock-based compensation	416,216	-	5,457	-	5,457
Interest paid in kind	-	-	26	-	26
Purchase price adjustment in connection with CPS acquisition	-	-	301	-	301
Shares issued in connection with Secured Convertible Notes	60,000	-	321	-	321
Shares issued pursuant to restricted stock units	61,290	-	-	-	-
Shares issued upon exercise of stock options	80,460	-	322	-	322
Net loss	-	-	-	(8,051)	(8,051)
Balance as of June 30, 2021	77,425,864	$77	$184,427	$(177,992)	$6,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,348	$(8,051)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,316	2,379
Interest paid in kind	-	26
Stock-based compensation	788	5,086
Amortization of debt discount	393	371
Change in fair value of bifurcated embedded derivatives	20	(103)
Change in fair value of contingent consideration liability	(2,220)	(357)
Forgiveness of PPP Loans	-	(2,511)
Changes in operating assets and liabilities:
Accounts receivable	973	(2,187)
Prepaid expenses and other current assets	177	208
Inventories	(119)	179
Other assets	101	91
Deferred revenue	(176)	574
Accrued royalties	3,367	30
Accounts payable and accrued liabilities	(6,994)	5,097
Net cash (used in) provided by operating activities	(26)	832

Cash Flows from Investing Activities:
Purchases of property and equipment	(773)	(1,018)
Purchases of intangible assets	(12)	(85)
Net cash used in investing activities	(785)	(1,103)

Cash Flows from Financing Activities:
Payments on capital lease liability	-	(112)
Proceeds from exercise of stock options	-	322
Proceeds from drawdown on senior secured revolving line of credit	-	6,000
Purchase of treasury stock	(997)	-
Net cash (used in) provided by financing activities	(997)	6,210

Net change in cash, cash equivalents and restricted cash	(1,808)	5,939
Cash, cash equivalents and restricted cash, beginning of period	13,154	18,770
Cash, cash equivalents and restricted cash, end of period	$11,346	$24,709

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$320	$319

Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally-developed software	$26	$94
Fair value of 60,000 shares of common stock issued in connection with Secured Convertible Notes	$-	$321
Fair value of shares issued in connection with CPS acquisition	$-	$301

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2022 and 2021

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

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive Media, Inc., Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. Effective as of October 5, 2021, the Company changed its name to LiveOne, Inc. On December 29, 2017, the Company acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary of the Company and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”) (see Note 4 – Business Combinations). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired Custom Personalization Solutions, Inc. (“CPS”) (see Note 4 – Business Combinations). On October 17, 2021, the Company through its wholly owned subsidiary LiveXLive PR, Inc., acquired Gramophone Media, Inc. (“Gramophone”) (see Note 4 – Business Combinations).

Basis of Presentation

The presented financial information includes the financial information and activities of Gramophone for the three months ended June 30, 2022 (91 days) and for the three months ended June 30, 2021 (0 days).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2022, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2022. The results for the three months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2023 (“fiscal 2023”). The condensed consolidated balance sheet as of March 31, 2022 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022 (the “2022 Form 10-K”).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $11.3 million as of June 30, 2022). As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, with the exception of net income of $1.3 million during the quarter ended June 30, 2022 and had a working capital deficiency of $25.7 million as of June 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a new universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC, which was declared effective by the SEC on February 17, 2022. Under the New Shelf S-3, the Company has the ability to raise up to $150.0 million in cash from the sale of its equity, debt and/or other financial instruments. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services and may negatively impact its ability to retain key personnel. Management may seek additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. If the Company is unable to obtain sufficient financing when needed, the Company may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

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

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the 2022 10-K, other than those included below.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and became more adverse throughout the fiscal year ended March 31, 2021 and up to the third quarter of fiscal year ended March 31, 2022. Although the impact has subsided, the Company expects to continue experiencing modest adverse impacts throughout the fiscal year ending March 31, 2023. The Company’s event and programmatic advertising revenues were directly impacted throughout the 2022 and 2021 fiscal years with all on-premise in-person live music festivals and events postponed in 2021 fiscal year and mixed demand from historical advertising partners in 2022 fiscal year. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which negatively impacted the Company’s near-term member growth in the 2021 fiscal year. During the fiscal year ended March 31, 2021, the Company enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program (“PPP”) loan (see Note 8 - Notes Payable) and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. The Company also launched a new pay-per-view (“PPV”) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions have occurred before the receipt of goods or services, a receivable is recorded. Barter revenue for the three months ended June 30, 2022 and 2021 was $1.3 million and $1.5 million, respectively.

Licensing Revenue

Licensing revenue primarily consists of sales of licensing rights to digitally stream the Company’s live music services. Licensing revenue is recognized when the Company satisfies its performance obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, which is typically when the live event has aired. Any license fees collected in advance of an event are deferred until the event airs.

Sponsorship Revenue

Sponsorship revenue primarily consists of sales of sponsorship programs that provide sponsors with opportunities to reach the Company’s customers. Sponsorship revenue is recognized as the event airs. Any sponsorship fees collected in advance of the contract term (typically an event) are deferred until the event airs. The Company reports sponsorship revenue on a gross basis as the Company acts as the principal in the underlying transactions.

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at June 30, 2022 and 2021 was less than $0.1 million, respectively.

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

Revenue from the Company’s ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets, including both online pay-per-view (“PPV”) tickets as well as ticket physically purchased through a ticket sale vendor. For primary tickets sold to the Company’s PPV and festival events the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. For PPV arrangements that include multiple performance obligations, i.e. delivery of the online stream, sponsorships, digital meet and greet, or physical merchandise, the Company allocates the total contract consideration to each performance obligation using the standalone selling price. If the standalone selling price is not readily determinable, it is estimated using observable inputs including an adjusted market based approach, expected cost plus margin, or the residual approach.

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

At June 30, 2022 and 2021, the Company had 3,152,874 and 3,901,124 options outstanding, respectively, 2,817,292 and 5,836,146 restricted stock units outstanding, respectively, and 5,960,593 and 5,764,719 shares of common stock issuable, respectively, underlying the Company’s convertible debt.

Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. In periods when we have a net loss, stock awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.

The following table shows the calculation of diluted shares:

	Three Months Ended June 30,
	2022	2021
Shares used in computation of basic earnings per share	82,072,822	76,982,057
Total dilutive effect of outstanding stock awards	53,800	—
Shares used in computation of diluted earnings per share	82,126,622	76,982,057

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the three months ended June 30, 2022 and 2021 (in thousands):

	2022	2021
Cash and cash equivalents	$11,086	$24,574
Restricted cash	260	135
Total cash and cash equivalents and restricted cash	$11,346	$24,709

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of June 30, 2022 and March 31, 2022, the Company had restricted cash of $0.3 million and $0.3 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. At June 30, 2022, the Company had one customer that made up 23% of the total accounts receivable balance. At March 31, 2022, the Company had one customer that made up 24% of the total accounts receivable balance.

The Company’s accounts receivable at June 30, 2022 and March 31, 2022 is as follows (in thousands):

	June 30,	March 31,
	2022	2022
Accounts receivable, gross	$13,628	$14,404
Less: Allowance for doubtful accounts	(914)	(717)
Accounts receivable, net	$12,714	$13,687

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

As the loans were forgiven and we were released from being the primary obligor, the Company recognized income in the amount forgiven in accordance with ASC 470-20. The Company recognized a gain on forgiveness of the PPP loans of none and $2.5 million during the three months ended June 30, 2022 and 2021, respectively, and is included in total other expense, net in the accompanying condensed consolidated statement of operations.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The FASB issued this ASU to address issues identified as a result of the complexity associated with GAAP for certain financial instruments with characteristics of liabilities and equity. Complexity associated with the accounting is a significant contributing factor to numerous financial statement restatements and results in complexity for users attempting to understand the results of applying the current guidance. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. In addition to eliminating certain accounting models, the FASB also decided to enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance on the basis of feedback from financial statement users. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures, as well as the timing of adoption and the application method.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenue
Membership Services	$12,082	$9,084
Advertising	8,942	7,937
Merchandising	1,849	3,660
Sponsorship and Licensing	114	5,136
Ticket/Event	235	12,950
Total Revenue	$23,222	$38,767

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

For the three months ended June 30, 2022 and 2021, one customer accounted for 43% and 18%, and a second customer accounted for none and 16% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in the deferred revenue balances during the three months ended June 30, 2022 (in thousands):

Contract Liabilities
Balance as of March 31, 2022	$1,157
Revenue recognized that was included in the contract liability at beginning of period	(506)
Increase due to cash received, excluding amounts recognized as revenue during the period	330
Balance as of June 30, 2022	$981

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

Contingent consideration in the form of a cash earnout of $0.3 million will be paid to the seller of Gramophone if, during the period commencing June 1, 2021 and ending on May 31, 2022 (“First Year Target”), Gramophone reports GAAP revenues of $1.4 million and EBITDA (as defined in the purchase agreement) of $0.3 million. If the First Year Target is not met, the cash earnout will be paid to the seller of Gramophone if, during the period commencing June 1, 2022 and ending on May 31, 2023 (“Second Year Target”), Gramophone reports GAAP revenues of $2 million and EBITDA of $0.5 million. Based on their likelihood of achievement management’s current estimate of the value of the contingent consideration related to the cash earnout was valued at $0.2 million. The contingent consideration liability of $0.2 million is classified within Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at March 31, 2022 (see Note 14 – Other Long-Term Liabilities). The remaining contingent consideration included in the purchase price was not material and is included in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheet at March 31, 2022. There was no change in the contingent liability balance attributed to Gramophone during the three months ended June 30, 2022.

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

The Company incurred less than $0.1 million in transaction costs associated with the Gramophone acquisition, which were expensed and included in General and Administrative in the consolidated statement of operations for fiscal year ended March 31, 2022. No transaction cost were incurred during the three months ended June 30, 2022.

PodcastOne

On July 1, 2020, the Company’s wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the equity interests of PodcastOne for net consideration of $16.1 million consisting of 5,363,636 shares of the Company’s common stock with a fair value of $14.6 million net of a 24% discount for lack of marketability described below, contingent consideration with a fair value of $1.1 million and an additional true-up of 203,249 shares during the third quarter of fiscal 2021 valued at $0.4 million, net of a 24% discount for lack of marketability described below, that was issued as part of the final purchase price consideration. The shares of the Company’s common stock were subject to a twelve-month lock-up period and remains subject to sales volume restrictions.

Fair Value of Consideration Transferred:
Common stock	$14,991
Contingent consideration	1,100
Total	$16,091

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. During March 2021, the closing price of the Company’s common stock exceeded $5.00 per share for the requisite five consecutive days. During the three months ended June 30, 2022 the Company settled the contingent liability with the sellers for $0.4 million of cash and committed to issue 414,137 shares with an accounting value of $0.4 million, which was recorded in accrued expenses, therefore a gain of $2.2 million was recognized in other income during the three months ended June 30, 2022 attributed to the settlement of the contingent consideration liability (See Note 20 – Subsequent Events).

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

The Company agreed to also issue up to approximately 577,000 additional shares of its restricted common stock, classified as contingent consideration, as CPS reported GAAP revenue of at least $20.0 million and $1.0 million of EBITDA (as defined in the purchase agreement) for its fiscal year ended December 31, 2020. Based on their likelihood of achievement this number of shares reflected management’s current estimate and were valued at $1.7 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. On July 7, 2021, the Company issued 576,923 shares of its restricted common stock to the sellers of CPS as consideration for CPS having satisfied such targets. Accordingly, the Company recorded a $0.2 million benefit to other income (expense) which is included in the consolidated statement of operations for the year ended March 31, 2022.

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

Supplemental Pro Forma Information (Unaudited)

The pro forma financial information as presented below is for informational purposes only and is not indicative of the Company’s operations that would have been achieved from the acquisitions had they taken place at the beginning of the fiscal years ended March 31, 2022.

The following table presents the revenues, net loss and earnings per share of the combined company for the three months ended June 30, 2021 as if the acquisition of Gramophone had been completed on April 1, 2021 (in thousands, except per share data).

Three Months Ended June 30, (unaudited)
2021

Revenues	$39,031
Net loss	(7,974)
Net loss per share – basic and diluted	$(0.10)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisition which included amortization of acquired intangible assets of $0.1 million during the three months ended June 30, 2021.

Note 5 — Property and Equipment

The Company’s property and equipment at June 30, 2022 and March 31, 2022 was as follows (in thousands):

	June 30,	March 31,
	2022	2022
Property and equipment, net
Computer, machinery, and software equipment	$6,623	$6,609
Furniture and fixtures	557	556
Leasehold improvements	531	531
Capitalized internally developed software	13,101	12,344
Total property and equipment	20,812	20,040
Less accumulated depreciation and amortization	(16,257)	(15,352)
Total property and equipment, net	$4,555	$4,688

Depreciation expense was $0.9 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2022 (in thousands):

Goodwill
Balance as of March 31, 2022	$23,379
Acquisitions	-
Balance as of June 30, 2022	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the three months ended June 30, 2022 (in thousands):

Tradenames
Balance as of March 31, 2022	$4,637
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2022	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$17,353	$1,928
Intellectual property (patents)	5,366	1,610	3,756
Customer relationships	6,570	6,308	262
Content creator relationships	772	772	-
Domain names	527	101	426
Brand and trade names	2,643	506	2,137
Non-compete agreement	250	201	49
Customer lists	2,998	872	2,126
Total	$38,406	$27,722	$10,684

The Company’s finite-lived intangible assets were as follows as of March 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$16,389	$2,892
Intellectual property (patents)	5,366	1,520	3,846
Customer relationships	6,570	6,177	393
Content creator relationships	772	772	-
Domain names	514	83	431
Brand and trade names	2,643	454	2,189
Non-compete agreement	250	181	69
Customer lists	2,998	735	2,263
Total	$38,394	$26,311	$12,083

The Company’s amortization expense on its finite-lived intangible assets was $1.4 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2023 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2023 (remaining nine months)	$3,136
2024	1,074
2025	1,074
2026	1,074
2027	1,074
Thereafter	3,252
$10,684

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2022 and March 31, 2022 were as follows (in thousands):

	June 30,	March 31,
	2022	2022
Accounts payable	$23,527	$29,640
Accrued liabilities	12,501	15,505
Lease liabilities, current	273	273
	$36,301	$45,418

Note 8 — Notes Payable

	June 30,	March 31,
	2022	2022
SBA loan	$161	$160
	161	160
Less: Current portion of Notes payable	(13)	(12)
Notes payable	$148	$148

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the SBA. Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. The Company was in compliance with all debt covenants associated with the SBA loan as of June 30, 2022.

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

The Company recognized a $2.5 million gain on forgiveness of PPP loans, included in total other expense, net in the accompanying condensed consolidated statement of operations as a result of the balance of the first PPP loan being forgiven during the three months ended June 30, 2021.

Note 9 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at June 30, 2022 and March 31, 2022 were as follows (in thousands):

	June 30, 2022	March 31, 2022
Unsecured Convertible Notes - Related Party
8.5% Unsecured Convertible Note - Due June 3, 2024	$4,777	$4,702
8.5% Unsecured Convertible Notes - Due June 3, 2024	1,191	1,177
Net	5,968	5,879
Less: Unsecured Convertible Notes, Current	-	-
Unsecured Convertible Notes, Net, Long-term	$5,968	$5,879

The Company incurred interest expense of $0.1 million and $0.2 million attributed to its unsecured convertible notes for the three months ended June 30, 2022 and 2021, respectively. Total principal maturities of the Company’s unsecured convertible notes are $6.0 million for the year ending March 31, 2024.

Unsecured Convertible Notes – Related Party

As of June 30, 2022 and March 31, 2022, the Company had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as discussed below. The Trinad Notes are convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2023, and in July 2022 the Trinad Notes were extended until July 1, 2024 (See Note 20 – Subsequent Events). At June 30, 2022, the balance due of $6.0 million, which included $1.5 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2022, the balance due of $5.9 million, which included $1.4 million of accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $1.1 million and were charged an 8.5% interest rate. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2023 and in July 2022 the Trinad Notes were extended until July 1, 2024 (See Note 20 – Subsequent Events). As of June 30, 2022 and March 31, 2022, $0.4 million and $0.3 million of accrued interest was included in the principal balance, respectively.

On August 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to May 31, 2023, and in consideration of such extension, the Company issued to Trinad Capital 33,654 shares of its common stock. The Company evaluated the Amendment Agreement and the amendment was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. As a result, we recorded the amended debt instrument at fair value which included the consideration in common stock transferred. The resulting loss on extinguishment recorded of $4.3 million is included in loss on extinguishment of debt in the Company’s condensed consolidated statement of operations for the year ended March 31, 2022. In addition, the Company recorded a $4.2 million benefit to additional paid in capital as a result of the excess of the deemed fair value of the Trinad Notes over the principal and accrued interest outstanding at the time of extinguishment.

The Company may not redeem any of the Trinad Notes prior to maturity without Trinad Capital’s consent.

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

 Effective December 31, 2021, the Note holder converted the Note in whole pursuant to an exchange agreement entered into during the year ended March 31, 2022, which provided for an exchange of the Note into shares of the Company’s common stock at a price of $2.10 per share, resulting in 1,155,143 shares issued upon the exchange. As a result of the effective exchange incentives offered to the Note holder, the Company recorded a $0.8 million expense to Other Income (expense) in the condensed consolidated statement of operations for the year ended March 31, 2022.

Note 10 — Secured Convertible Notes

The Company’s senior secured convertible notes at June 30, 2022 and March 31, 2022 were as follows (in thousands):

	June 30, 2022	March 31, 2022
Secured Convertible Notes	$15,000	$15,000
Fair value of embedded derivatives	38	18
Less: Discount	(1,100)	(1,368)
Net	13,938	13,650
Less: Current Portion, accrued interest	-	-
Secured Convertible Notes, long-term	$13,938	$13,650

On September 15, 2020 (the “Closing Date”), the Company issued two-year senior secured convertible notes in the aggregate principal amount of $15.0 million (the “Harvest Notes”) to Harvest Small Cap Partners, L.P. and Harvest Small Cap Partners, Ltd. (collectively, the “Purchaser”). The Purchaser are funds affiliated with No Street Capital, a San Francisco-based investment firm.

The Harvest Notes, as amended, mature on June 3, 2024, accrue interest at 8.5% per year with interest payable quarterly in cash in arrears, and are convertible into shares of the Company’s common stock at a conversion price of $4.50 per share at the applicable Purchaser’s option, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations (the “Conversion Price”). The Company does not have the right to prepay any or all of the Harvest Notes prior to their maturity.

The current portion of accrued interest related to the Harvest Notes is included in Accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company’s obligations under the Harvest Notes may be accelerated upon the occurrence of certain customary events of default (as defined in the Harvest Notes) and are guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), entered into by all of the Company’s subsidiaries (the “Guarantors”) in favor of the Purchaser. The Company’s obligations under the Harvest Notes and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement, dated as of the Closing Date (the “Security Agreement”), and an Intellectual Property Security Agreement, dated as of the Closing Date (the “IP Security Agreement”), by a lien on all of the Company’s and the Guarantors’ assets and intellectual property, subject to certain exceptions. The Harvest Notes require the Company to maintain aggregate cash deposits of $7.0 million until the Harvest Notes are paid in full. In May 2021 and in connection with the Company entering into a $7 million secured revolving credit facility, the holders of the Harvest Notes subordinated their security interest and extended the maturity date of the notes to June 3, 2023. In consideration of the above, the Company issued 60,000 shares of its common stock valued at $0.3 million to the Purchaser. In July 2022, the holders of the Harvest Notes extended the maturity date of the notes to June 3, 2024.

In May 2021, the Company evaluated this agreement and determined that it was required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. As a result, the Company recorded the shares of common stock issued to the Purchaser as an increase to Additional Paid In Capital and a corresponding debt discount included in Secured Convertible Notes, net in the accompanying condensed consolidated balance sheets.

The Company and the Purchaser also entered into a Registration Rights Agreement, dated as of the Closing Date (the “RRA”), which granted the Assignees “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon the conversion of the Notes and the Shares (collectively, the “Registrable Securities”) with the SEC for resale or other disposition. Pursuant to the RRA, the Company filed a resale Registration Statement on Form S-3 on October 14, 2020, and it was declared effective by the SEC on October 21, 2020. The Company also agreed to keep the initial Registration Statement continuously effective until the earliest to occur of (i) the date on which all of the Registrable Securities registered thereunder have been sold and (ii) the date on which all of the Registrable Securities covered by such Registration Statement may be sold without volume restriction pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the SPA, and the Harvest Notes subsequent extension, Robert S. Ellin, the Company’s CEO, Chairman, director and principal stockholder, agreed not to dispose of any equity securities of the Company owned by Mr. Ellin or any entity of which he is the beneficial owner and not to cease to be the beneficial owner of any other equity securities of the Company of which Mr. Ellin was the beneficial owner as of June 3, 2021 until the Harvest Notes are paid in full (subject to certain customary exceptions), without the Purchaser’s prior written consent.

The Harvest Notes and the Shares were issued in private placement transaction that was not registered under the Securities Act, in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

The Company recorded $0.3 million and $0.3 million in interest expense associated with the Harvest Notes for the three months ended June 30, 2022 and 2021, respectively, of which $0.1 million and $0.1 million was attributed to the accretion of the debt discount associated with the senior secured convertible notes.

The Company was in compliance with all debt covenants associated with their senior secured convertible debt as of June 30, 2022.

Note 11 — Senior Secured Revolving Line of Credit

On June 2, 2021, the Company entered into a Business Loan Agreement with East West Bank (the “Senior Lender”), which provides for a revolving credit facility collateralized by all of the assets of the Company and its subsidiaries. In connection with the Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023. Subsequent to June 30, 2022 the Revolving Credit Facility maturity was extended to June 2024 as described in Note 20 – Subsequent Events. Under the terms of the Promissory Note, the Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 0.5%. The interest rate for the period ended June 30, 2022 was 5.25%

The principal balance under the Revolving Credit Facility as of June 30, 2022 was $7.0 million. The Company was in compliance with all debt covenants associated with the senior secured revolving line of credit as of June 30, 2022.

Note 12 — Related Party Transactions

As of June 30, 2022 and March 31, 2022, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 9 – Unsecured Convertible Notes.

Note 13 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of 1 year, which originally expired in fiscal year 2022 and was renewed for an additional year. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, expiring June 30, 2024.

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense for these leases totaled less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.2 million during each of the three months ended June 30, 2022 and 2021, respectively.

Operating lease costs for the three months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Fixed rent cost	$106	228
Short term lease cost	48	68
Total operating lease cost	$154	296

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	June 30, 2022	March 31, 2022
Operating lease right-of-use assets	$655	728

Operating lease liability, current	$273	273
Operating lease liability, noncurrent	395	468
Total operating lease liabilities	$668	741

The operating lease right-of-use assets are included in other assets and current operating lease liabilities are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

For Years Ending March 31,
2023 (remaining nine months)	$279
2024	320
2025	93
Total lease payments	692
Less: imputed interest	(24)
Present value of operating lease liabilities	$668

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

Lease and non-lease components – Non lease components were considered and determined not to be material

Note 14 — Other Long-Term Liabilities

The amount included in Other long-term liabilities is comprised of a contingent consideration liability resulting from the business combination with Gramophone (Note 4 - Business Combinations) and is carried at fair value (see Note 19 - Fair Value Measurements).

Note 15 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees, and require that the Company makes upfront minimum guarantee payments. As of June 30, 2022, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.1 million for the fiscal year ending March 31, 2023. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of June 30, 2022, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $3.7 million for the fiscal year ending March 31, 2023, $0.5 million for the fiscal year ending March 31, 2024, $0.3 million for the fiscal year ending March 31, 2025 and $0.2 million for the fiscal year ending March 31, 2026.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of June 30, 2022, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

 Employment Agreements

As of June 30, 2022, the Company has employment agreements with three named executive officers (“Section 16 Officers”) that provide salary payments of $0.5 million and target bonus compensation of up to $0.5 million on an annual basis. Furthermore, such employment agreements contain severance clauses that could require severance payments in the aggregate amount of $10.5 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers).

Legal Proceedings

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against the Company, LiveXLive Tickets, Inc. (“LXL Tickets”), Robert S. Ellin and certain other defendants. Plaintiffs subsequently voluntarily dismissed all claims against the other defendants. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into the Company in 2016, LXL Tickets’ purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Based on the remaining claims, plaintiffs are seeking damages of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied and continue to deny plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit and believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In November 2021, the court denied the Company’s summary judgment motion to dismiss plaintiffs’ fraudulent inducement claim, and dismissed plaintiff’s breach of the employment agreement claim with respect to the Company. As of June 30, 2022, all of plaintiffs’ claims other than fraudulent inducement were dismissed or addressed by the parties or the court. The Company expects the trial to commence sometime during the fiscal year ending March 31, 2023. Trial date is expected to be set by the court on August 30, 2022. The Company intends to continue to vigorously defend all remaining defendants against any liability to the plaintiffs with respect to the remaining claims, and the Company believes that the allegations are without merit and that it has strong defenses. As of June 30, 2022, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

On June 28, 2022, SoundExchange, Inc. (“SX”) filed a complaint in the U.S. District Court, Central District of California, against the Company and Slacker. The complaint alleges that the defendants have failed to make the necessary music royalty payments and corresponding late fees required under the Digital Millennium Copyright Act late allegedly due to SX. SX filed an application for an order to file the complaint under seal. The Company believes it has already adequately reserved for the amounts due to SX in the Company’s financial statements included in this Quarterly Report. The Company is currently negotiating with SX to resolve this matter and if necessary, intends to hire counsel to defend the defendants in this matter.

During each of the quarters ended June 30, 2022 and 2021, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third-parties were not material and were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Note 16 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three month periods ended June 30, 2022 and 2021.

Note 17 — Stockholders’ Deficit

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the three months ended June 30, 2022, the Company incurred $0.7 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost of $0.2 million is expected to be recorded over the next year as the shares vest.

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

The Company recognized share-based compensation expense of $0.8 million and $5.1 million during the three months ended June 30, 2022 and 2021, respectively. The total tax benefit recognized related to share-based compensation expense was $0 for the three months ended June 30, 2022 and 2021.

Authorized Common Stock and Authority to Create Preferred Stock

The Company has the authority to issue up to 510,000,000 shares, consisting of 500,000,000 shares of the Company’s common stock, $0.001 par value per share, and 10,000,000 shares of the Company’s preferred stock, $0.001 par value per share (the “preferred stock”).

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

Stock Repurchase Program

In December 2020, we announced that our board of directors has authorized the repurchase up to two million shares of our outstanding common stock from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 1,186,221 and no shares of its common stock under the stock repurchase program for the three months ended June 30, 2022 and 2021, for a total of $1.0 million and none, respectively.

Note 18 — Business Segment and Geographic Reporting

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

Customers

The Company has one and two external customers that accounts for more than 10% of its revenue during the three months ended June 30, 2022 and 2021, respectively. Such customers included an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles and a production customer in connection with the June 2021 Social Gloves event. In the three months ended June 30, 2022 and 2021, total revenue from the OEM was $10.0 million and $6.9 million, respectively. In the three months ended June 30, 2022 and 2021, total revenue from the production customer was none and $6.4 million, respectively.

Geographic Information

All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 19 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from Gramophone acquisition	$174	$-	$-	$174
Bifurcated embedded derivative on senior secured convertible note payable	38	-	-	38
	$212	$-	$-	$212

	March 31, 2022
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,965	$-	$-	$2,965
Contingent consideration liability from Gramophone acquisition	174	-	-	174
Bifurcated embedded derivative on senior secured convertible note payable	18	-	-	18
	$3,157	$-	$-	$3,157

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2022	$3,157
Change in fair value of bifurcated embedded derivatives, reported in earnings	20
Settlement of PodcastOne contingent consideration	(3,000)
Change in fair value of contingent consideration liabilities, reported in earnings	35
Balance as of June 30, 2022	$212

Bifurcated embedded derivative on senior secured convertible notes payable and unsecured convertible notes payable

The fair value of the bifurcated embedded derivatives on senior secured convertible notes payable and unsecured convertible notes payable was determined using the following significant unobservable inputs:

	June 30,	March 31,
	2022	2022
Bifurcated embedded derivative on secured convertible notes payable:
Market yield	11.6%	4.7%

Significant increases or decreases in the inputs noted above in isolation could result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is less than $0.1 million. The change in fair value of $0.1 million and $0.1 million is recorded in other income (expense) on the Company’s condensed consolidated statements of operations for the three-month period ended June 30, 2022 and 2021, respectively.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	June 30, 2022
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Senior secured convertible notes payable, net	$13,938	$-	$-	$14,670
Unsecured convertible notes payable related party, net	5,968	-	-	5,867

	March 31, 2022
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Senior secured convertible notes payable, net	13,650	-	-	15,448
Unsecured convertible notes payable related party, net	5,879	-	-	6,084

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of June 30, 2022 and March 31, 2022. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	June 30,	March 31,
	2022	2022
Senior secured convertible notes payable, net (binomial lattice model):
Market yield	11.6%	6.3%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	12.5%	6.6%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of June 30, 2022 and March 31, 2022.

The Company’s note payable is not publicly traded and fair value is estimated to equal carrying value. The Company’s senior secured line of credit, senior secured convertible notes and unsecured convertible notes payable with fixed rates are not publicly traded and the Company has estimated fair values using a variety of valuation models and market rate assumptions detailed above. The senior secured convertible notes payable and unsecured convertible notes are valued using a binomial lattice model and a yield model with a Black-Scholes-Merton option pricing model, respectively. The Company has estimated the fair value of contingent consideration related to the acquisitions of PodcastOne, CPS and Gramophone based on the number of shares issuable based on the achievement of certain provisions within the purchase agreement, as detailed in Note 4 – Business Combinations, using the quoted price of the Company’s common stock. The inputs used to fair value the contingent consideration on the date of acquisition were also used as of the balance sheet date.

Note 20 — Subsequent Events

PodcastOne’s Private Placement

On July 15, 2022 (the “Closing Date”), Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”), a wholly owned subsidiary of the Company, completed a private placement offering (the “Financing”) of PodcastOne’s unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8,838,500 (the “Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8,035,000 pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the Notes, the Purchasers received warrants (the “Warrants”) to purchase a number of shares (the “Warrant Shares”) of PodcastOne’s common stock, par value $0.00001 per share, as more fully discussed below. The Notes and the Warrants were issued as restricted securities in a private placement transaction exempt from the registration requirements of the Securities Act. As part of the Financing, the Company purchased $3 million worth of Notes. PodcastOne intends to use the net proceeds of the Financing for working capital and general corporate purposes.

In connection with the Financing, the Company announced that it intends to spin-out PodcastOne as a separate public company before the end of its current fiscal year and plans to dividend a portion of PodcastOne’s common equity to the Company’s stockholders as of a future to be determined record date, in each case subject to obtaining applicable approvals and consents, complying with applicable rules and regulations and satisfying applicable public market trading and listing requirements. Among other things, the Company agreed not to effect any Qualified Financing or Qualified Event (each as defined below), as applicable, unless PodcastOne’s post-money valuation at the time of the Qualified Event is at least $150 million.

The Notes mature one year from the Closing Date, subject to a one-time three-month extension at PodcastOne’s election (the “Maturity Date”). The Notes bear interest at a rate of 10% per annum payable on maturity. The Notes shall automatically convert into the securities of PodcastOne sold in a Qualified Financing or Qualified Event, as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60,000,000 divided by the aggregate number of shares of PodcastOne’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable (the “Conversion Price”). A “Qualified Financing” means an initial public offering of PodcastOne’s securities from which PodcastOne’s trading market at the closing of such offering is a national securities exchange. If the initial public offering relating to the Qualified Financing is of units consisting of shares of PodcastOne’s common stock and warrants, the Notes shall convert into such units. A “Qualified Event” means the direct listing of PodcastOne’s securities on a national securities exchange. If a Qualified Financing or Qualified Event, as applicable, has not occurred on or before prior to the Maturity Date, the Notes shall be convertible, in whole or in part, into shares of common stock of PodcastOne at the option of the holder of the respective Notes at a price per share equal to $60,000,000 divided by the aggregate number of outstanding shares of PodcastOne’s common stock as of the Maturity Date (assuming full conversion or exercise of all convertible and exercisable securities then outstanding, subject to certain exceptions) (the “Voluntary Conversion Date”). Each holder of the Notes (other than the Company) may at such holder’s option require PodcastOne to redeem up to 45% of the principal amount of such holder’s Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the Purchasers’ Notes (other than those held by the Company), immediately prior to the completion of the Qualified Financing or Qualified Event, as applicable, with such redemption to be made pro rata to the redeeming holders of the Notes (the “Optional Redemption”).

In connection with the issuance of the Notes, each Purchaser received five-and-one-half-year warrants to purchase such number of Warrant Shares equal to the 100% of the principal amount of such Purchaser’s Note divided by the quotient of (i) $60,000,000 (the “Valuation Cap”) divided by (ii) the Fully Diluted Capitalization (as defined in the Notes) immediately prior to the Qualified Financing or the Qualified Event, as applicable, at a per share exercise price (the “Exercise Price”) equal to (A) if a Qualified Financing or the Qualified Event, as applicable has occurred on or before the Maturity Date, the lower of (x) the quotient of (I) the Valuation Cap divided by (II) the Fully Diluted Capitalization immediately prior to the Qualified Financing or the Qualified Event, as applicable, and (y) the purchase price per share or other whole unit in the Qualified Financing or the Qualified Event, as applicable, or (B) if a Qualified Financing or the Qualified Event, as applicable, has not occurred on or before the Maturity Date, the Voluntary Conversion Price. Subject to certain exceptions, if at any time after the Closing Date and until the earlier of (i) ten days following the Maturity Date or (ii) the date upon which a Qualified Financing or Qualified Event, as applicable, if any, is consummated, PodcastOne issues or sells, or in accordance with the terms of the Warrants is deemed to have issued or sold, any PodcastOne common stock without consideration or for consideration per share less than the Exercise Price in effect immediately prior to such issuance or sale (or deemed issuance or sale), then the Exercise Price in effect immediately prior to such issuance or sale (or deemed issuance or sale) shall be reduced (and in no event increased) to an Exercise Price equal to the lowest price per share at which any such share of PodcastOne’s common stock has been issued or sold (or is deemed to have been issued or sold). Upon a Purchaser’s redemption of any Notes as provided above, then a portion of such Purchaser’s Warrants shall be forfeited and cancelled in accordance with the following formula: for each $1,000 of the principal amount of the Notes redeemed, Warrants to purchase 100% of the Warrant Shares issued per $1,000 of the principal amount of the Notes shall be immediately forfeited and cancelled.

Furthermore, in connection with the closing of the Financing, the Purchasers and PodcastOne’s directors and officers entered into lock-up agreements with PodcastOne pursuant which they agreed, subject to certain exceptions, not to sell any shares of PodcastOne’s common stock beneficially owned by them or securities convertible, exchangeable or exercisable into, shares of common stock of PodcastOne beneficially owned, until the earliest to occur, if any, of (i) the termination of the underwriting agreement with respect to the Qualified Financing before the sale of any securities to the underwriters of the Qualified Financing, (ii) the termination of the Qualified Financing or Qualified Event, as applicable and (iii) with respect to the Purchasers, three months from the date of the consummation of the Qualified Financing or Qualified Event, as applicable, and with respect to PodcastOne’s officers and directors, six months from the date of the consummation of the Qualified Financing or Qualified Event, as applicable.

Secured Convertible Note Amendment

 In July 2022, the Company entered into an amendment of notes agreement (collectively, the “Amendments”) with each of the holders of the Harvest Notes (the “Noteholders”) pursuant to which the parties agreed to (i) extend the maturity date of the Harvest Notes to June 3, 2024, (ii) defer the June 30, 2022 quarterly cash interest payment to July 18, 2022, and defer the quarterly cash interest payment for the fiscal quarter ending September 30, 2022 to be due and payable at the same time as the quarterly cash interest payment due and payable to the Noteholders for the fiscal quarter ending December 31, 2022, (iii) reduce the amount of Free Cash (as defined in the Harvest Notes) as follows (x) $7,000,000 from the Effective Date through December 31, 2022 (inclusive), (y) $8,000,000 from January 1, 2023 and until June 30, 2023 (inclusive), and (z) $10,000,000 from July 1, 2023 and until the Harvest Notes are repaid in full at their new maturity date of June 3, 2024; provided, that in the event that the Harvest Notes are repaid or prepaid by the Company, the amount of required Free Cash shall be then permanently reduced to the amount equal to the product of the aggregate principal amount of the Harvest Notes then outstanding multiplied by 2/3, and (iv) permit the Company to prepay the Harvest Notes at any time without any repayment/prepayment penalties and without the written consent of the Noteholders, subject to approval from the Company’s senior secured lender, which approval was subsequently obtained; provided, that the Company shall give the Noteholders at least five days prior written notice of any such prepayment or repayment (collectively, “Loan Modification”).

The Company and the Noteholders also agreed that if (i) at least $5,000,000 of the original principal amount of the Harvest Notes is not repaid by the Company on or prior to January 1, 2023, the conversion price of the Harvest Notes shall be amended to $3.00 per share, and the Company shall issue to the Noteholders in aggregate an additional 250,000 shares of the Company’s common stock; (ii) at least $7,500,000 of the original principal amount of the Harvest Notes is not repaid by the Company on or prior to June 30, 2023, the conversion price of the Harvest Notes shall be further amended to $2.50 per share, and the Company shall then issue to the Noteholders in aggregate an additional 500,000 shares of the Company’s common stock; and (iii) the entire principal amount of the Harvest Notes then outstanding is not repaid by the Company on or prior to January 1, 2024, the conversion price of the Harvest Notes shall be further amended to $2.25 per share, and the Company shall then issue to the Noteholders in aggregate an additional 750,000 shares of the Company’s common stock. In addition, in consideration of the Loan Modification, the Company issued to the Noteholders in aggregate 500,000 shares of the Company’s common stock. The shares were issued and to the extent applicable, will be issued, to the Noteholders as restricted securities in a private placement transaction exempt from the registration requirements of the Securities Act.

The Company and the Noteholders further agreed to certain Harvest Note repayment conditions as provided in the Amendments in the event that the Company or any of its subsidiaries completes an equity or debt financing in the future or if Mr. Ellin ceases to be the Company’s Chief Executive Officer and unless an equally or better qualified CEO, as determined by the majority of the Company’s then-independent directors is appointed within the time provided by the Amendments, in each case prior to the full repayment of the Harvest Notes.

In connection with the Loan Modification, effective as of the Effective Date, the Company entered into the Amendment of Notes Agreement (the “Trinad Amendment”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to July 1, 2024, and in consideration of such extension, the Company issued to Trinad Capital 500,000 shares of the Company’s common stock. The shares were issued to Trinad Capital in a private placement that relies upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Stock Repurchase

Subsequent to June 30, 2022 and as of August 9, 2022, the Company repurchased 813,779 shares of its common stock at an average price of $1.12 per share.

Revolving Credit Facility Extension

In August 2022, the Company extended the maturity date of its revolving credit facility to June 2024.

Stock Issuances

In August 2022, the Company issued 414,137 shares of its restricted common stock at a price of $2.10 per share to a former stockholder of PodcastOne as full repayment of such party’s pro rata share of the earnout amount due under the Stock Purchase Agreement, dated as of May 7, 2020, entered into by the Company with PodcastOne and the other parties thereto. In addition, as part of the settlement of the earnout amount due the Company paid $0.4 million to the former stockholder of PodcastOne.

On August 4, 2022, Slacker extended for 3 years (the “Extended Term”) its agreement (the “Agreement”) with a certain licensor of sound recordings and music content rights (the “music partner”), and the Company issued 800,000 shares of its common stock to the music partner to be credited against music royalty payments due under the Agreement, subject to the terms thereof, of which approximately $400,000 worth of its shares of common stock were issued at a price of $2.10 per share as full payment of certain outstanding amounts due the original agreement and as full payment of any music royalty payments due during the first year of the Extended Term. The music partner agreed not to sell the shares of the Company’s common stock issued pursuant to the Agreement subject to certain dribble-out limitations. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2022, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, distribution or transaction, including the proposed spin-out of PodcastOne or its pay-per-view business, the timing of the closing of such proposed event, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of any proposed financing, acquisition, spin-out, distribution or transaction, the timing of the closing of such proposed event will not occur; PodcastOne's ability to list on a national exchange; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveXLive App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturity; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our credit agreement; the effects of the global COVID-19 pandemic; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022 (the “2022 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended June 30, 2022 and 2021, we reported revenue of $23.2 million and $38.8 million, respectively. We have one and two external customers that accounted for more than 10% of its revenue during the three months ended June 30, 2022 and 2021. Such customers original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles and a production customer in connection with the June 2021 Social Gloves event. In the three months ended June 30, 2022 and 2021, total revenue from the OEM was $10.0 million and $6.9 million, respectively. In the three months ended June 30, 2022 and 2021, total revenue from the production customer was none and $6.4 million, respectively.

Key Corporate Developments for the Quarter Ended June 30, 2022

During the quarter ended June 30, 2022, we successfully livestreamed 20 live events with 35 artists livestreamed.

We ended the June 30, 2022 quarter with approximately 1,594,000 paid members on our music platform, up from approximately 1,162,000 at June 30, 2021, representing 37% annual growth.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During our fiscal year ended March 31, 2022, we (i) acquired Gramophone (effective October 2021) (ii) accelerated the number of live events digitally live streamed across our platform, and (iii) increased our sponsorship revenue from live events when compared to prior fiscal years. As a result of these actions, our revenue for the three months ended June 30, 2022 was comprised of 52% from paid customers’ membership, 39% from advertising (which includes PodcastOne), 8% from merchandise (which includes CPS), 1% from ticketing and events, and 1% from sponsorship and licensing. As the impact of COVID-19 eases around the world and related government actions are relaxed in the markets in which we operate, we expect to gradually increase our production of on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term.

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

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2023, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our member base in a cost effective manner, continue to develop and deploy quality and innovative new music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television, OTT and social channels, deploying new services for our members, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne, CPS and Gramophone are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2023, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

As our platform matures, we also expect our Contribution Margins*, adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”)* and Adjusted EBITDA Margins* to improve in the near and long term, which are non-GAAP measures as defined in section following below titled, “Non-GAAP Measures”. Historically, our live events business has not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative Contribution Margins*, Adjusted EBITDA* Adjusted EBITDA Margins* and operating losses. Beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Historically, we produced and digitally distributed the live music performances of many of these large global music events to fans all around the world. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital distribution).

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the three months ended June 30, 2022 and 2021, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 43% and 18% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond June 30, 2022 could cause our revenue to fluctuate significantly.

Moreover, and with the addition of PodcastOne and CPS in July and December 2020, respectively, the percentage of this customer revenue concentration decreased and this trend is expected to continue in the future. In the long term, we plan to expand our business internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

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

Consolidated Results of Operations

Three Months Ended June 30, 2022, as compared to Three Months Ended June 30, 2021

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenue:	$23,222	$38,767

Operating expenses:
Cost of sales	15,382	30,940
Sales and marketing	2,366	4,748
Product development	1,617	2,155
General and administrative	2,209	9,377
Amortization of intangible assets	1,411	1,506
Total operating expenses	22,985	48,726
Income (loss) from operations	237	(9,959)

Other income (expense):
Interest expense, net	(997)	(1,060)
Forgiveness of PPP loans	-	2,511
Other income	2,105	459
Total other income (expense), net	1,108	1,910

Income (loss) before income taxes	1,345	(8,049)

(Benefit from) provision for income taxes	(3)	2
Net income (loss)	$1,348	$(8,051)

Net income (loss) per share - basic	$0.02	$(0.10)
Net income (loss) per share – diluted	$0.02	$(0.10)
Weighted average common shares – basic	82,072,822	76,982,057
Weighted average common shares – diluted	82,126,622	76,982,057

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Depreciation expense
Cost of sales	$25	$11	136%
Sales and marketing	47	32	44%
Product development	705	599	18%
General and administrative	127	231	-45%
Total depreciation expense	$904	$873	4%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Stock-based compensation expense
Cost of sales	$78	$303	-74%
Sales and marketing	74	1,453	-95%
Product development	124	159	-22%
General and administrative	512	3,171	-84%
Total stock-based compensation expense	$788	$5,086	-85%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,
	2022	2021
Revenue	100%	100%
Operating expenses
Cost of sales	60%	80%
Sales and marketing	10%	12%
Product development	7%	6%
General and administrative	10%	24%
Amortization of intangible assets	6%	4%
Total operating expenses	99%	126%
Income (loss) from operations	1%	-26%
Other income (expense), net	5%	5%
Income (loss) before income taxes	6%	-21%
Income tax provision	0%	0%
Net income (loss)	6%	-21%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Membership services	$12,082	$9,084	33%
Advertising	8,942	7,937	13%
Merchandising	1,848	3,660	-49%
Sponsorship and licensing	114	5,136	-98%
Ticket/Event	235	12,950	-98%
Total Revenue	$23,222	$38,767	-40%

Membership Revenue

Membership revenue increased $3.0 million, or 33%, to $12.1 million for the three months ended June 30, 2022, as compared to $9.1 million for the months ended June 30, 2021. The increase was primarily as a result of member growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased $1.0 million, or 13%, to $8.9 million for the three months ended June 30, 2022, as compared to $7.9 million for the three months ended June 30, 2021, which is primarily attributable to an increase in the number of advertising content sold.

Merchandising

Merchandising revenue decreased to $1.8 million, or 49%, for the three months ended June 30, 2022, as compared to $3.7 million the three months ended June 30, 2021 due to a reduction in marketing spending by retail partners, a significant partner being offline for the quarter and reduced customer demand.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $5.0 million, or 98%, to $0.1 million for the three months ended June 30, 2022, as compared to $5.1 million for the three months ended June 30, 2021. The decrease was primarily due to the sponsorship and licensing revenues earned related to the Social Gloves event held during the three months ended June 30, 2021 with no comparable event held during the current year period.

Ticket/Event

Ticket/Event revenue decreased by $12.7 million, or 98%, to $0.2 million for the three months ended June 30, 2022, as compared to $13.0 million for the three months ended June 30, 2021, driven by PPV ticket fees and production revenues earned related to the Social Gloves event held during the three months ended June 30, 2021, with no comparable event held during the current year period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Membership	$7,155	6,456	11%
Advertising	7,202	7,460	-3%
Production and Ticketing	(255)	14,510	-102%
Merchandising	1,280	2,514	-49%
Total Cost of Sales	$15,382	$30,940	-50%

Membership

Membership cost of sales increased by $0.7 million, or 11%, to $7.2 million for the three months ended June 30, 2022, as compared to $6.5 million for the three months ended June 30, 2021. The increase in costs during the current quarter due to a growth in membership.

Advertising

Advertising cost of sales decreased by $0.3 million, or 3%, to $7.2 million for the three months ended June 30, 2022, as compared to $7.5 million for the three months ended June 30, 2021. The decrease was primarily due to an improvement in revenue share agreements compared to the prior year period.

Production and Ticketing

Production cost of sales decreased by $14.8 million, or 102%, to a credit of $0.3 million for the three months ended June 30, 2022, as compared to $14.5 million for the three months ended June 30, 2021. The decrease was primarily due to production costs of approximately $12.3 million related to the Social Gloves event held during the prior year quarter. In addition, the Company was able to negotiate credits with some vendors on amounts previously owed during the three months ended June 30, 2022.

Merchandising

Merchandising cost of sales decreased by $1.2 million, or 49%, to $2.5 million for the three months ended June 30, 2022, as compared to $2.5 million for the three months ended June 30, 2021 due to a reduction in sales.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Sales and marketing expenses	$2,366	$4,748	-50%
Product development	1,617	2,155	-25%
General and administrative	2,209	9,377	-76%
Amortization of intangible assets	1,411	1,506	-6%
Total Other Operating Expenses	$7,603	$17,786	-57%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $2.4 million, or 50%, to $2.4 million for the three months ended June 30, 2022, as compared to $4.7 million for the three months ended June 30, 2021, primarily driven by a decrease of $1.5 million in stock compensation expense and a reduction in advertising of $0.9 million.

Product Development

Product development expenses decreased by $0.5 million, or 25%, to $1.6 million for the three months ended June 30, 2022, as compared to $2.2 million for the three months ended June 30, 2021, which was driven by temporary salary reductions and a decrease in employees.

General and Administrative

General and administrative expenses decreased by $7.2 million, or 76%, to $2.2 million for the three months ended June 30, 2022, as compared to $8.4 million for the three months ended June 30, 2021, largely due to a decrease in share-based compensation of $2.8 million, legal fees of $1.9 million, salaries and benefits of $1.3 million and a $1.2 million reduction in overhead costs.

Amortization of Intangible Assets

Amortization of intangible assets decreased $0.1 million, or 6%, to $1.4 million for the three months ended June 30, 2022, as compared to $1.5 million for the three months ended June 30, 2021. There were no significant additions of intangibles during the three months ended June 30, 2022.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Total other income (expense), net	$1,128	$1,910	-41%

Total other income (expense) decreased by $0.8 million, or 41%, to $1.1 million of income for the three months ended June 30, 2022, as compared to $1.9 million of income for the three months ended June 30, 2021. The decrease is primarily driven by the $2.5 million gain on forgiveness of our PPP loans during the quarter ended June 30, 2021 compared to a gain of $2.2 million attributed to the settlement of the PodcastOne contingent liability.

Non-GAAP Measures

Contribution Margin

Contribution Margin is a non-GAAP financial measure defined as Revenue less Cost of Sales.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) depreciation and amortization (including goodwill impairment, if any), and (f) certain stock-based compensation expense. We use Adjusted EBITDA to evaluate the performance of our operating segment. We believe that information about Adjusted EBITDA assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. Adjusted EBITDA is not calculated or presented in accordance with GAAP. A limitation of the use of Adjusted EBITDA as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, Adjusted EBITDA should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA Margin

Adjusted EBITDA Margin is a non-GAAP financial measure that we define as the ratio of Adjusted EBITDA to Revenue.

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended June 30, 2022 (in thousands):

	Net Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other (Income) Expense	(Benefit) Provision for Taxes	Adjusted EBITDA
Three Months Ended June 30, 2022
Operations	$2,239	$2,309	$375	$192	$(1,915)	$-	$3,200
Corporate	(891)	6	413	(1,563)	807	(3)	(1,231)
Total	$1,348	$2,315	$788	$(1,371)	$(1,108)	$(3)	$1,969

Three Months Ended June 30, 2021
Operations	$(3,013)	$2,371	$2,144	$237	$(542)	$-	$1,197
Corporate	(5,038)	8	2,942	505	(1,368)	2	(2,949)
Total	$(8,051)	$2,379	$5,086	$742	$(1,910)	$2	$(1,752)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended June 30,
	2022	2021

Revenue:	$23,222	$38,767
Less:
Cost of sales	(15,382)	(30,940)
Amortization of developed technology	(777)	(772)
Gross Profit	7,063	7,055

Add back amortization of developed technology:	777	772
Contribution Margin	$7,840	$7,827

Business Segment Results

Operations

Our Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Revenue	$23,222	$38,767	-40%

Cost of Sales	15,382	30,940	-50%
Sales & Marketing, Product Development and G&A	5,943	9,876	-40%
Intangible Asset Amortization	1,411	1,506	-6%
Operating Income (Loss)	486	(3,555)	-114%
Operating Margin	2%	-9%	11%
Adjusted EBITDA*	$3,200	$1,197	167%
Adjusted EBITDA Margin*	14%	3%	11%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased by $15.5 million, or 40%, $23.2 million during the three months ended June 30, 2022, as compared to $38.8 million for the three months ended June 30, 2021, primarily due to a decrease of $12.7 million in ticket and event revenue primarily due to PPV ticket fees and production revenues earned related to the Social Gloves event held during the prior year quarter which did not occur in the current quarter. In addition, sponsorship revenue decreased $5.0 million and merchandising decreased by $1.8 million due to the Social Gloves event not occurring in the current quarter and a decrease in demand for merchandise. The decrease was offset by an increase in membership revenue of $3.0 million and advertising revenue of $1.0 million due to growth in our PodcastOne sales.

Operating Income (Loss)

Operating income (loss) increased by $4.0 million, or 114%, to income of $0.4 million for the three months ended June 30, 2022, as compared to a loss of $3.6 million for the three months ended June 30, 2021, as a result of a decrease in stock compensation expense of $4.3 million, in addition to decreases in operating costs primarily driven by a $15.6 decrease in cost of sales. These decreases were offset by a decrease in revenue of $15.5 million.

Adjusted EBITDA

Adjusted EBITDA increased by $2.0 million, or 167%, to $3.2 million for the three months ended June 30, 2022, as compared to $1.2 million for the three months ended June 30, 2021. This was largely due to lower operating expenses, described above.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	% Change
Sales & Marketing, Product Development, and G&A	$83	$6,404	-99%
Operating Loss	$(83)	$(6,404)	99%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(1,231)	$(2,949)	-58%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss decreased $6.1 million, or 99%, to $0.1 million for the three months ended June 30, 2022, as compared to $6.4 million for the three months ended June 30, 2021 due to cost reduction initiatives instituted during the quarter ended June 30, 2021 which were continued into the quarter ended June 30, 2022. In addition, the Company recorded $1.6 million in credits due to settling previous amounts owed with vendors.

Adjusted EBITDA

Corporate Adjusted EBITDA* decreased $1.7 million, or 58%, to $(1.2) million for the three months ended June 30, 2022, as compared to $(2.9) million for three months ended June 30, 2021. The decrease was driven by the decrease in the net loss for the corporate segment along with settling amounts owed with vendors for an amount less than originally billed.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $11.3 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, public offerings, bank debt financing in fiscal year 2018 and the secured convertible debentures financing in June 2018 and February 2019. In June 2021 we entered into a Revolving Credit Facility (See Note 11 – Senior Secured Revolving Line of Credit to our condensed consolidated financial statements) and drew down aggregate advance amounts of $6.0 million. As of June 30, 2022, we had notes payable balance of $0.2 million, $5.9 million in aggregate principal amount of unsecured convertible notes, secured convertible notes with aggregate principal balances of $15.0 million, and a senior secured revolving credit facility with a principal balance of $7.0 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have an accumulated deficit of $212.5 million and cash used of $26,000 from operating activities for the three months ended June 30, 2022 and had a working capital deficiency of $25.7 million as of June 30, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

In July 2022, PodcastOne completed a private placement offering (the “Financing”) of its unsecured convertible notes with an original issue discount of 10% in the aggregate principal amount of $8,838,500 (the “Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8,035,000 pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the Notes, the Purchasers received warrants (the “Warrants”) to purchase a number of shares (the “Warrant Shares”) of PodcastOne’s common stock, par value $0.00001 per share (See Note 20 – Subsequent Events). The Notes and the Warrants were issued as restricted securities in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). As part of the Financing, we purchased $3 million worth of Notes.

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

In the future, we may utilize additional commercial financings, bonds, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our unsecured convertible notes, and pay down our debt, in part or in full, subject to repayment limitation set forth in the credit agreement. Management plans to fund its operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a new universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC, which was declared effective by the SEC on February 17, 2022. Under the New Shelf S-3, we have the ability to raise up to $150.0 million in cash from the sale of our equity, debt and/or other financial instruments.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(26)	$832
Net cash used in investing activities	(785)	(1,103)
Net cash (used in) provided by financing activities	(997)	6,210
Net change in cash, cash equivalents and restricted cash	$(1,808)	$5,939

Cash Flows Provided by Operating Activities

For the three months ended June 30, 2022

Net cash used in our operating activities of $26,000 primarily resulted from our net income during the period of $1.3 million, which included non-cash charges of $1.3 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of contingent consideration and amortization of debt discount. The remainder of our sources of cash used in operating activities of $(2.7) million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

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

Cash Flows Used In Investing Activities

For the three months ended June 30, 2022

Net cash used in investing activities of $0.8 million was primarily due to the $0.8 million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2022.

For the three months ended June 30, 2021

Net cash used in investing activities of $1.1 million was primarily due to the $1.0 million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2021.

Cash Flows Provided by Financing Activities

For the three months ended June 30, 2022

Net cash used in financing activities of $1.0 million was due to the repurchase of common stock under the Company’s share repurchase program of $1.0 million.

For the three months ended June 30, 2021

Net cash provided by financing activities of $6.2 million was primarily due to proceeds from the drawdown on the revolving line of credit of $6.0 million and proceeds from employee stock options of $0.3 million, partially offset by payments on capital lease liabilities of ($0.1) million.

Debt Covenants

As of June 30, 2022, we were in full compliance with all covenants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2022 Form 10-K, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

We continue to be in the process of implementing changes, as more fully described in our 2022 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2022 Form 10-K.

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of our Chief Executive Officer and Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 15 - Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

We have set forth in Item 1A. Risk Factors in our 2022 Form 10-K, risk factors relating to our business and industry, our acquisition strategy, our company, our subsidiaries, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors in our 2022 Form 10-K for a more complete understanding of risks concerning us. Except as set forth below, there have been no material changes in our risk factors since those published in our 2022 Form 10-K.

Risks Related to Our Business and Industry

We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 43% of our consolidated revenue for the three months ended June 30, 2022, and 18% of our consolidated revenue for the three months ended June 30, 2021. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our accompanying condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception. As of June 30, 2022, we had an accumulated deficit of $212.5 million and a working capital deficiency of $25.7 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

At maturity, the entire outstanding principal amount of the senior secured notes, Harvest Notes and convertible notes will become due and payable by us. As of June 30, 2022, $26.9 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2025, and $0.1 million thereafter.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of June 30, 2022 was $27.1 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with senior facility lender and the holders of the Harvest Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the holders of the Harvest Notes or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

The senior credit facility and the Harvest Notes contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement) and of Free Cash (as defined in the Harvest Notes). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder and require us to repay all amounts thereunder. As of June 30, 2022, we were in full compliance with these covenants.

Risks Related to Our Company

We depend upon third-party licenses for sound recordings and musical compositions and other content and an adverse change to, loss of, or claim that we does not hold any necessary licenses may materially adversely affect our business, operating results and financial condition.

To secure the rights to stream sound recordings and the musical compositions embodied therein, we enter into license agreements to obtain licenses from rights holders such as record labels, aggregators, artists, music publishers, performing rights organizations, collecting societies and other copyright owners or their agents, and pay substantial royalties or other consideration to such parties or their agents around the world. Though we work diligently in our efforts to obtain all necessary licenses to stream sound recordings and the musical compositions embodied therein, there is no guarantee that the licenses available to us now will continue to be available in the future at rates and on terms that are favorable or commercially reasonable or at all. The terms of these licenses, including the royalty rates that we are required to pay pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the laws and regulations, or for other reasons. Increases in royalty rates or changes to other terms of these licenses may materially impact our business, operating results, and financial condition.

We enter into license agreements to obtain rights to stream sound recordings, including from the major record labels that hold the rights to stream a significant number of sound recordings, such as Universal Music Group, Sony Music Entertainment, Warner Music Group and SoundExchange, as well as others. If we fail to obtain these licenses, the size and quality of its catalog may be materially impacted and its business, operating results and financial condition could be materially harmed.

We generally obtains licenses for two types of rights with respect to musical compositions: mechanical rights and public performance rights. With respect to mechanical rights, for example, in the United States, the rates we pay are, to a significant degree, a function of a ratemaking proceeding conducted by an administrative agency called the Copyright Royalty Board. The rates that the Copyright Royalty Board set apply both to compositions that we license under the compulsory license in Section 115 of the Copyright Act of 1976 (the “Copyright Act”), and to a number of direct licenses that we have with music publishers for U.S. rights, in which the applicable rate is generally pegged to the statutory rate set by the Copyright Royalty Board. The most recent proceeding before the Copyright Royalty Board (the “Phonorecords III Proceedings”) set the rates for the Section 115 compulsory license for calendar years 2018 to 2022. The Copyright Royalty Board issued its initial written determination on January 26, 2018. The rates set by the Copyright Royalty Board may still be modified if a party appeals the determination and are also subject to further change as part of future Copyright Royalty Board proceedings. If any such rate change increases, our sound recordings and musical compositions license costs may substantially increase and impact our ability to obtain content on pricing terms favorable to us, and it could negatively harm our business, operating results and financial condition and hinder our ability to provide interactive features in our services, or cause one or more of our services not to be economically viable. Based on management’s estimates and forecasts for the next two fiscal years, we currently believe that the proposed rates will not materially impact our business, operating results, and financial condition. However, the proposed rates are based on a variety of factors and inputs which are difficult to predict in the long-term. If Slacker’s business does not perform as expected or if the rates are modified to be higher than the proposed rates, its content acquisition costs could increase and impact its ability to obtain content on pricing terms favorable to us, which could negatively harm Slacker’s business, operating results and financial condition and hinder its ability to provide interactive features in its services, or cause one or more of Slacker’s services not to be economically viable.

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of June 30, 2022, we owed $16.9 million in aggregate royalty payments to such PROs.

In other parts of the world, including Europe, Asia, and Latin America, we obtain mechanical and performance licenses for musical compositions either through local collecting societies representing publishers or from publishers directly, or a combination thereof. We cannot guarantee that its licenses with collecting societies and its direct licenses with publishers provide full coverage for all of the musical compositions we make available to our users in such countries. In Asia and Latin America, we are seeing a trend of movement away from blanket licenses from copyright collectives, which is leading to a fragmented copyright licensing landscape. Publishers, songwriters, and other rights holders choosing not to be represented by collecting societies could adversely impact our ability to secure favorable licensing arrangements in connection with musical compositions that such rights holders own or control, including increasing the costs of licensing such musical compositions, or subjecting us to significant liability for copyright infringement.

With respect to podcasts and other non-music content, we produce or commission the content itself or obtain distribution rights directly from rights holders. In the former scenario, we employ various business models to create original content. In the latter scenario, we and/or PodcastOne negotiates license directly with individuals that enable creators to post content directly to our service after agreeing to comply with the applicable terms and conditions. We are dependent on those who provide content on our service complying with the terms and conditions of our license agreements as well as the PodcastOne Terms and Conditions of Use. However, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

There also is no guarantee that we have all of the licenses we need to stream content, as the process of obtaining such licenses involves many rights holders, some of whom are unknown, and myriad complex legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Additionally, there is a risk that rights holders, creators, performers, writers and their agents, or societies, unions, guilds, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

Even when we are able to enter into license agreements with rights holders, we cannot guarantee that such agreements will continue to be renewed indefinitely. For example, from time to time, our license agreements with certain rights holders and/or their agents may expire while we negotiate their renewals and, per industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended, including by our continuing to make music available. During these periods, we may not have assurance of long-term access to such rights holders’ content, which could have a material adverse effect on its business and could lead to potential copyright infringement claims.

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

System interruption and the lack of integration and redundancy in the information systems and infrastructures, both of our own systems and other computer systems and of affiliate and third-party software, Wi-Fi and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to listener inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions.

Although we maintain up to date information technology systems and network infrastructures for the operation of our businesses, techniques used to gain unauthorized access to private networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to our systems and data.

Risks Related to Our PodcastOne Business

Minimum guarantees required under certain of PodcastOne’s podcast license agreements may limit our operating flexibility and may adversely affect our business, operating results, and financial condition.

Certain of PodcastOne’s podcast license agreements contain minimum guarantees and/or require that we make minimum guarantee payments. Such minimum guarantees related to our content acquisition costs are not always tied to our revenue and/or listener growth forecasts (e.g., number of listeners), or the number of podcasts used on our service. We may also be subject to minimum guarantees to rights holders with respect to certain strategic partnerships we enter into that may not produce all of the expected benefits. Accordingly, our ability to achieve and sustain profitability and operating leverage on our service in part depends on our ability to increase our revenue through increased sales of premium service and advertising sales on terms that maintain an adequate gross margin. The duration of our license agreements for podcast content that contain minimum guarantees is frequently between one and two years. If our forecasts of acquisition or retention of listeners consuming our podcast content do not meet our expectations or the number of our listeners consuming our podcast content decline significantly during the term of our license agreements, our expectations for return on minimum guarantees may not be met and/or our margins may be materially and adversely affected. To the extent we do not maintain or increase the number of listeners consuming our podcast content or advertising sales do not meet our expectations, our business, operating results, and financial condition could also be adversely affected as a result of such minimum guarantees. In addition, the fixed cost nature of these minimum guarantees may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

PodcastOne relies heavily on its Content Management System (“CMS”), and the failure of CMS to operate effectively could adversely affect its business.

PodcastOne relies heavily on its CMS. PodcastOne utilizes a combination of its proprietary CMS technology and third-party technology. Its business substantially depends on its CMS which allows us to manage its podcasts and content offer listeners access to their favorite podcasts. We cannot be sure that PodcastOne’s CMS technology or any enhancements or other modifications it makes in the future to its or accompanying third-party technology or integration of such third-party technology will perform as intended. Future enhancements and modifications to its CMS technology could consume considerable resources. If PodcastOne is unable to successfully develop, maintain and enhance its CMS technology in a timely and efficient manner, its ability to attract and retain listeners may be impaired. In addition, if its CMS technology or that of third parties it utilizes in its operations fails or otherwise operates improperly, its ability to attract and retain listeners may be impaired. Any such inability or failure could have an adverse effect on our business, results of operations and financial condition.

PodcastOne relies on key members of its management and the loss of their services or investor confidence in them could adversely affect its success, development and financial condition.

PodcastOne’s success depends, to a large degree, upon certain key members of its management, particularly Kit Gray, its President, Aaron Sullivan, its interim Chief Financial Officer, and Sue McNamara, its Head of Sales. Mr. Gray has extensive knowledge about PodcastOne’s business and its operations, and the loss of Mr. Gray, Mr. Sullivan or Ms. McNamara or any other key member of its senior management may have a material adverse effect on its business and operations. PodcastOne does not currently maintain a key-person insurance policy for Mr. Gray or any other member of its management. PodcastOne’s executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on podcasts and content providers, have been and will continue to be a significant factor in its growth and ability to execute its business strategy. The loss of any of its executive officers could slow the growth of its business or have a material adverse effect on its business, results of operations and financial condition.

PodcastOne’s corporate culture has contributed to its success, and if it cannot successfully maintain its culture as it assimilates new employees, it could lose the innovation, creativity and teamwork fostered by its culture.

PodcastOne is undergoing growth in its business, including in its employee headcount. A significant portion of its management team has been with PodcastOne since inception. We expect that significant additional hiring will be necessary to support its strategic plans. This rapid influx of new team members from different business backgrounds may make it difficult for us to maintain our corporate culture. We believe PodcastOne’s culture has contributed significantly to its ability to attract and retain talent, to acquire podcast content and to innovate and grow successfully. If its culture is negatively affected, its ability to support its growth and innovation may diminish.

PodcastOne relies on integrations with advertising platforms, demand-side platforms (“DSPs”), proprietary platforms and ad servers, over which it exercise very little control.

PodcastOne’s business depends on its ability to integrate its content with a variety of third-party advertising platforms, DSPs, proprietary platforms and ad services. PodcastOne is able to make its podcasts available on other popular podcasting platforms such as Apple, Amazon, Spotify and wherever podcasts are heard, allowing PodcastOne’s listeners to utilize such platforms to listen to its podcasts. PodcastOne has also formed partnerships with advertising platforms to integrate its podcasts with their software and product offerings, allowing its advertisers to utilize its solutions wherever they purchase or place an ad. For example, PodcastOne relies on integration with Apple and Spotify in order to provide its podcasts through their platforms. Apple or Spotify may determine to only host shows that are proprietary to them, which would have a significant effect on PodcastOne’s ability to offer its podcasts to larger group of listeners and would materially adversely affect its business, results of operations and financial condition. Some of these integration partners have significant market share in the segment in which they operate. To date, PodcastOne has relied on written contracts and other arrangements to govern its relationships with these partners. However, these are subject to change by such providers from time to time and in many instances the provider may choose to terminate these contracts without cause and with short notice periods. Many of these agreements are short term with automatic renewal provisions, and there can be no assurances that such providers will agree to renew their agreements with us. Moreover, such providers may choose to stop integrating with PodcastOne’s podcasts and may unilaterally stop providing PodcastOne us with data necessary to its business if they acquire a competitor which provides podcasting services similar to PodcastOne’s or if they begin to deliver podcasts similar to PodcastOne’s on their own. PodcastOne cannot assure you that its existing podcast partners and integration partners will continue to, or that potential new podcast partners or integration partners will agree to, integrate PodcastOne’s podcasts into their podcast offerings or services. Such integrations may not be replaceable, and so loss of any such integrations could materially impact our business and PodcastOne’s results of operations and we may lose listeners.

PodcastOne’s business and revenues could also be affected by social issues or disruptions. For example, if there is public disapproval or boycotting of a specific podcasting platform, such as Spotify or other podcasting platform, PodcastOne’s ability to optimize ad placement or to forecast listener metrics may be impacted based on unforeseen trends or events.

PodcastOne’s revenue model depends in part on high impression volumes, the growth of which may not be sustained.

PodcastOne generates revenue by charging a cost per thousand impressions (“CPM”) based on the volume of purchased digital ads that it measures on behalf of these customers. If the volume of impressions PodcastOne measures does not continue to grow or decreases for any reason, its business will suffer. For example, if digital ad spending remains constant and PodcastOne’s advertiser customers transition to higher CPM ad inventory, overall impression volumes may decrease, which may result in fewer impressions for PodcastOne to verify and a corresponding decline in its revenues. PodcastOne cannot assure you that growth in volume of impressions will be sustained. If PodcastOne’s customers adjust their buying patterns or alter their preference to higher CPM ad inventory, its business, financial condition, and results of operations may be harmed.

PodcastOne’s advertising sales depend on how its listener data is collected and how advertisers select their ad listener targeting in the future.

PodcastOne’s advertising sales depend on how its listener data is collected and how advertisers select their ad listener targeting in the future. Advertiser spending varies based on their desire to target certain categories of listeners and supporting listener data. If PodcastOne’s advertisers determine to target different listeners or shift their ad spending towards different listener categories, PodcastOne’s business, financial condition, and results of operations may be harmed.

Risks Related to Our Intended Spin-Out of PodcastOne as a Separate Public Company

We may be unable to complete the Spin-Out of PodcastOne as a Separate Public Company, and we may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Out.

We believe that as a result of the intended spin-out of PodcastOne as an independent publicly-traded company (the “Spin-Out”), PodcastOne will be able to, among other things, better focus its financial and operational resources on its specific business, implement and maintain a capital structure designed to meet its specific needs, design and implement corporate strategies and policies that are targeted to its business, more effectively respond to industry dynamics and create effective incentives for its management and employees that are more closely tied to its business performance. We also believe that the Spin-Out will result in significant benefits to our Company and our stockholders as a result of unlocking the value we believe that PodcastOne has as a standalone publicly-traded company. However, we cannot assure you that we will be able to complete the Spin-Out due to many factors outside of our control.

In addition, by separating from LiveOne, PodcastOne may be more susceptible to market fluctuations and have less leverage with its talent, customers, vendors and other service providers, and PodcastOne may experience other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect PodcastOne to achieve as an independent company in the time we expect, if at all. The completion of the Spin-Out will also require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business.

PodcastOne’s common stock may not be eligible for listing on any national securities exchange.

PodcastOne’s common stock is not currently quoted or listed on any national securities exchange, marketplace or any other over-the-counter market, and may never be quoted or listed in the future. We intend to apply to have PodcastOne’s common stock on a national securities exchange as soon as we are eligible to do so following the preparation, filing and consummation of applicable steps and documents. However, we cannot assure you that PodcastOne will meet the initial listing standards of any other national securities exchange at any time in the future. In addition, even if PodcastOne does obtain such a listing, there can be no assurance that it will be able to maintain such listing in the future. As a result, PodcastOne’s investors may find it difficult to buy or sell or obtain accurate quotations for its common stock, and its shares may be less attractive for margin loans and for investment by larger financial institutions. These factors may have an adverse impact on the trading and price of our common stock.

Our and PodcastOne’s debt agreements contain provisions requiring the consent of third parties and certain conditions to be satisfied in connection with the Spin-Out. If these consents are not obtained or such conditions are not satisfied, we may be in breach of such agreements and we may not be able to consummate the Spin-Out.

Our and PodcastOne’s debt agreements contain provisions that require the consent of third parties and for certain conditions to be satisfied in connection to the Spin-Out. For example, we agreed not to effect any Qualified Financing or Qualified Event (each as defined in PodcastOne’s offering documents with respect to its completed private placement of its unsecured convertible notes), as applicable, unless (i) PodcastOne’s post-money valuation at the time of the Qualified Event is at least $150 million, and (ii) immediately following such event we own no less than 66% of PodcastOne’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority in principal of such notes (excluding our Company) and our senior lenders, as applicable. Failure to obtain such consents on commercially reasonable and satisfactory terms, or at all, may cause us to be in breach of such agreements and we may not be able to consummate the Spin-Out.

The risks described above do not necessarily comprise of all those associated with our intended Spin-Out.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the three months ended June 30, 2022, we issued 135,270 shares of our common stock valued at $0.6 million to various consultants. We valued these shares at prices between $0.76 and $0.81 per share, the market price of our common stock on the date of issuance.

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

During the three months ended June 30, 2022, we issued 102,500 restricted stock units to various employees and consultants. We valued these restricted stock units at $0.81 per share, the market price of our common stock on the date of issuance. The shares of our common stock underlying these awards were registered on our Registration Statements on Form S-8, filed with the SEC on August 24, 2021 and November 12, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2022 – April 30, 2022	82,899	$0.7388	82,899	1,917,101 shares
May 1, 2022 – May 31, 2022	542,314	$0.6866	542,314	1,374,787 shares
June 1, 2022 – June 30, 2022	561,008	$0.9549	561,008	694,561 shares
Total (April 1, 2022 - June 30, 2022)	1,186,221	$0.8171	1,186,221	694,561 shares

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In August 2022, we issued 414,137 shares of our restricted common stock at a price of $2.10 per share to a former stockholder of PodcastOne as full repayment of such party’s pro rata share of the earnout amount due under the Stock Purchase Agreement, dated as of May 7, 2020, entered into by us with PodcastOne and the other parties thereto.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.4	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).
3.5	Certificate of Merger, dated as of September 30, 2021, between the Company and LiveOne, Inc. ((Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2021).
4.1	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.2	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.3	Promissory Note, dated as of June 2, 2021, issued by the Company to East West Bank (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
4.5	Form of 10% Original Issue Discount Convertible Promissory Note, dated July 15, 2022, issued by PodcastOne to the purchasers thereof (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
4.6	Form of Warrants, dated July 15, 2022, issued by PodcastOne to the purchasers of PodcastOne’s 10% Original Issue Discount Convertible Promissory Notes, dated July 15, 2022 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Amendment No. 2 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).

10.7†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.8†	Amendment No. 1 to Employment Agreement, dated as of December 15, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.9†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.10†£	Employment Offer Letter, dated as of March 6, 2019, between the Company and Aaron Sullivan (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2022).
10.11†	Amendment No. 1 to Employment Offer Agreement, dated as of dated as of October 26, 2020 and effective as of October 1, 2020, between the Company and Aaron Sullivan. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2022).
10.12	Stock Purchase Agreement, dated as of May 7, 2020, among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.13£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).
10.14£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 5, 2020).
10.15	Subsidiary Guarantee, dated as of September 15, 2020, made by each of the Guarantors, in favor of the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.16	Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.17	Intellectual Property Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.18	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.19	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.20	Amendment No. 2 of Notes Agreement, dated as of July 6, 2022, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2022).
10.21	Amendment No. 2 of Notes Agreement, dated as of July 6, 2022, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2022).
10.22	Stock Purchase Agreement, dated as of December 22, 2020, among the Company, Custom Personalization Solutions, Inc., LiveXLive Merchandising, Inc., the persons identified as “Sellers” on the signature pages thereto, and Scott R. Norman, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020).
10.23	Business Loan Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.24	Commercial Security Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.25	Form of Subscription Agreement, dated as of July 15, 2022, between PodcastOne and the purchasers of PodcastOne’s 10% Original Issue Discount Convertible Promissory Notes, dated July 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
10.26	Placement Agency Agreement, dated July 15, 2022, between PodcastOne and Joseph Gunnar & Co., LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEONE INC.

Date: August 15, 2022	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Aaron Sullivan
Aaron Sullivan
Interim Chief Financial Officer and Executive Vice President (Interim Principal Financial Officer and Interim Principal Accounting Officer)