Form 10-Q
period 2022-09-30
LiveOne, Inc.
filed 2022-11-17
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 15, 2022, there were 87,454,892 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVEONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2022	2022
		(Audited)
Assets
Current Assets
Cash and cash equivalents	$7,151	$12,894
Restricted cash	240	260
Accounts receivable, net	12,958	13,687
Inventories	2,869	2,599
Prepaid expense and other current assets	2,201	1,868
Total Current Assets	25,419	31,308
Property and equipment, net	4,091	4,688
Goodwill	23,379	23,379
Intangible assets, net	12,622	16,720
Other assets	579	728
Total Assets	$66,090	$76,823

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$29,364	$45,418
Accrued royalties	9,193	13,530
Notes payable, current portion	315	12
Bridge Loan	2,634	-
Deferred revenue	1,014	1,157
Derivative liabilities	2,274	-
Total Current Liabilities	44,794	60,117
Senior secured convertible notes, net	13,734	13,650
Unsecured convertible notes, net - related party	5,297	5,879
Senior secured revolving line of credit, net	7,000	6,965
Notes payable, net	148	148
Lease liabilities, noncurrent	320	468
Other long-term liabilities	4,608	174
Deferred income taxes	338	338
Total Liabilities	76,239	87,739

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 85,559,322 and 82,546,189 shares issued and outstanding, respectively	88	83
Additional paid in capital	207,615	202,854
Treasury stock	(1,938)	-
Accumulated deficit	(215,914)	(213,853)
Total stockholders’ equity (deficit)	(10,149)	(10,916)
Total Liabilities and Stockholders’ Equity (Deficit)	$66,090	$76,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Revenue:	$23,532	$21,924	$46,755	$60,691

Operating expenses:
Cost of sales	13,742	16,051	29,125	46,990
Sales and marketing	2,362	2,599	4,727	7,348
Product development	1,240	2,178	2,857	4,333
General and administrative	4,475	9,246	6,685	18,623
Impairment of intangible assets	1,356	-	1,356	-
Amortization of intangible assets	1,344	1,517	2,755	3,023
Total operating expenses	24,519	31,591	47,505	80,317
Loss from operations	(987)	(9,667)	(750)	(19,626)

Other income (expense):
Interest expense, net	(2,576)	(1,068)	(3,573)	(2,128)
Loss on extinguishment of debt	-	(4,321)	-	(4,321)
Forgiveness of PPP loans	-	-	-	2,511
Other income (expense)	183	(176)	2,289	284
Total other expense, net	(2,393)	(5,565)	(1,284)	(3,654)

Loss before provision for income taxes	(3,380)	(15,232)	(2,034)	(23,280)

Provision for income taxes	(29)	(4)	(27)	(7)
Net loss	$(3,409)	$(15,236)	$(2,061)	$(23,287)

Net loss per share – basic and diluted	$(0.04)	$(0.19)	$(0.02)	$(0.30)
Weighted average common shares – basic and diluted	84,709,971	78,351,655	84,189,970	77,670,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Common Stock in Treasury		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance as of March 31, 2022	82,546,189	$83	$202,854	$(213,853)	-	$-	$(10,916)
Stock-based compensation	519,425	-	2,184	-	-	-	2,184
Issuance of shares pursuant to restricted stock units	1,681,653	2	-	-	-	-	2
Issuance of shares for modification of debt instruments	1,000,000	2	1,140	-	-	-	1,142
Issuance of shares for settlement of earnout	414,137	-	493	-	-	-	493
Issuance of shares for settlement of accrued expenses	1,397,918	1	944	-	-	-	945
Treasury stock purchases	-	-	-	-	(2,000,000)	(1,938)	(1,938)
Net loss	-	-	-	(2,061)	-	-	(2,061)
Balance as of September 30, 2022	87,559,322	$88	$207,615	$(215,914)	(2,000,000)	$(1,938)	$(10,149)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	76,807,898	$77	$178,000	$(169,941)	$8,136
Stock-based compensation	536,770	1	10,365	-	10,366
Vested employee restricted stock units	536,641	-	-	-	-
Interest paid in kind	-	-	35	-	35
Exercise of employee stock options	235,460	-	602	-	602
Shares issued for CPS acquisition	791,398	1	1,825	-	1,826
Purchase price adjustment in connection with CPS acquisition	-	-	301	-	301
Unsecured convertible note premium	-	-	4,199	-	4,199
Shares issued on amendment of unsecured and secured convertible notes	93,654	-	442	-	442
Net loss	-	-	-	(23,287)	(23,287)
Balance as of September 30, 2021	79,001,821	$79	$195,769	$(193,228)	$2,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,061)	$(23,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,611	4,794
Interest paid in kind	200	35
Stock-based compensation	2,184	9,931
Amortization of debt discount	1,261	673
Change in fair value of bifurcated embedded derivatives	(571)	(110)
Change in fair value of contingent consideration liability	(2,220)	(213)
Settlement of accrued expenses	(6,158)	-
Impairment of intangibles	1,356	-
Forgiveness of PPP Loans	-	(2,511)
Loss on extinguishment of debt	-	4,321
Changes in operating assets and liabilities:
Accounts receivable	729	(4,470)
Prepaid expenses and other current assets	(992)	(3,793)
Inventories	(270)	(352)
Other assets	155	183
Deferred revenue	(144)	2,718
Accounts payable and accrued liabilities	(4,877)	5,100
Net cash used in operating activities	(6,797)	(6,981)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,254)	(1,957)
Purchases of intangible assets	(24)	(85)
Net cash used in investing activities	(1,278)	(2,042)

Cash Flows from Financing Activities:
Repayment of note payable	-	(351)
Proceeds from PodcastOne bridge loan	4,376	-
Payment of contingent consideration	(426)	-
Payments on capital lease liability	-	(225)
Purchase of treasury stock	(1,938)	-
Proceeds from exercise of employee stock options	-	602
Proceeds from drawdown on senior secured revolving line of credit	-	6,965
Proceeds from notes payable – related party	300	-
Net cash provided by financing activities	2,312	6,991

Net change in cash, cash equivalents and restricted cash	(5,763)	(2,032)
Cash, cash equivalents and restricted cash, beginning of period	13,154	18,770
Cash, cash equivalents and restricted cash, end of period	$7,391	$16,738

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$825	$695

Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally developed software	$26	$148
Fair value of 1,397,918 shares of common stock issuable in connection with the settlement of accrued expenses and prepayment for services	$1,604	$-
Fair value of 1,000,000 shares of common stock issuable in connection with the modification of debt instruments	$1,142	$-
Fair value of 414,137 shares of common stock issuable in connection with the settlement of earnout	$493	$-
Fair value of 60,000 shares of common stock issued in connection with Secured Convertible Notes	$-	$320
Fair value of 33,654 shares of common stock issued in connection with Unsecured Convertible Notes	$-	$122
Fair value of warrant and derivative liability issued with debt instruments	$2,845	$-
Fair value of shares issued in connection with CPS acquisition	$-	$2,127
Fair value of unsecured convertible note premium	$-	$4,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2022 and 2021

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2022, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated financial statements for the six months ended September 30, 2022. The results for the six months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2023 (“fiscal 2023”). The condensed consolidated balance sheet as of March 31, 2022 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022 (the “2022 Form 10-K”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2022 Form 10-K.

Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $7.4 million as of September 30, 2022). As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, with the exception of net income of $1.3 million during the quarter ended June 30, 2022 and had a working capital deficiency of $19.4 million as of September 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the 2022 Form 10-K, other than those included below.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and became more adverse throughout the fiscal year ended March 31, 2021 and up to the third quarter of fiscal year ended March 31, 2022. Although the impact has subsided, the Company expects to continue experiencing modest adverse impacts throughout the fiscal year ending March 31, 2023. The Company’s event and programmatic advertising revenues were directly impacted throughout the 2022 and 2021 fiscal years with all on-premise in-person live music festivals and events postponed in 2021 fiscal year and mixed demand from historical advertising partners in 2022 fiscal year. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which negatively impacted the Company’s near-term membership growth in the 2021 fiscal year. During the fiscal year ended March 31, 2021, the Company enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program (“PPP”) loan (see Note 8 - Notes Payable) and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. The Company also launched a new pay-per-view (“PPV”) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, inventory calculations and reserves, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, the fair value of the Company’s equity-based compensation awards and convertible debt and debt instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. Given the overall uncertainty surrounding the COVID-19 pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long-lived assets that are depreciated or amortized.

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

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction-by-transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its membership service, sponsorship, and merchandising streams and may act as principal or agent for its ticketing/live events, advertising and licensing revenue streams.

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

Membership Services consist of:

Direct member, mobile service provider and mobile app services

The Company generates revenue for membership services on both a direct basis and through memberships sold through certain third-party mobile service providers and mobile app services (collectively the “Mobile Providers”). For memberships sold through the Mobile Providers, the member executes an on-line agreement with Slacker outlining the terms and conditions between Slacker and the member upon purchase of the membership. The Mobile Providers promote the Slacker app through their e-store, process payments for memberships, and retain a percentage of revenue as a fee. The Company reports this revenue gross of the fee retained by the Mobile Providers, as the member is Slacker’s customer in the contract and Slacker controls the service prior to the transfer to the member. Membership revenues from monthly memberships sold directly through Mobile Providers are subject to such Mobile Providers’ refund or cancellation terms. Revenues from Mobile Providers are recognized net of any such adjustments for variable consideration, including refunds and other fees. The Company’s payment terms vary based on whether the membership is sold on a direct basis or through Mobile Providers. Memberships sold on a direct basis require payment before the services are delivered to the customer. The payment terms for memberships sold through Mobile Providers vary but are generally payable within 30 days.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions has occurred before the receipt of goods or services, a receivable is recorded. Barter revenue for the three months ended September 30, 2022 and 2021 was $1.8 million and $1.5 million, respectively. Barter revenue for the six months ended September 30, 2022 and 2021 was $3.1 million and $3.1 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at September 30, 2022 and 2021 was less than $0.1 million, respectively.

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

Revenue from the Company’s ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets, including both online pay-per-view (“PPV”) tickets as well as ticket physically purchased through a ticket sale vendor. For primary tickets sold to the Company’s PPV and festival events the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. For PPV arrangements that include multiple performance obligations, i.e., delivery of the online stream, sponsorships, digital meet and greet, or physical merchandise, the Company allocates the total contract consideration to each performance obligation using the standalone selling price. If the standalone selling price is not readily determinable, it is estimated using observable inputs including an adjusted market-based approach, expected cost plus margin, or the residual approach.

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

At September 30, 2022 and 2021, the Company had 3,525,191 and 3,621,124 options outstanding, respectively, 1,270,193 and 5,212,732 restricted stock units outstanding, respectively, and 5,960,593 and 5,806,321 shares of common stock issuable, respectively, underlying the Company’s convertible debt.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the six months ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Cash and cash equivalents	$7,151	$16,478
Restricted cash	240	260
Total cash and cash equivalents and restricted cash	$7,391	$16,738

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of September 30, 2022 and March 31, 2022, the Company had restricted cash of $0.2 million and $0.3 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. On September 30, 2022, the Company had one customer that made up 28% of the total accounts receivable balance. On March 31, 2022, the Company had one customer that made up 24% of the total accounts receivable balance.

The Company’s accounts receivable at September 30, 2022 and March 31, 2022 is as follows (in thousands):

	September 30,	March 31,
	2022	2022
Accounts receivable, gross	$13,592	$14,404
Less: Allowance for doubtful accounts	(634)	(717)
Accounts receivable, net	$12,958	$13,687

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

As the loans were forgiven and we were released from being the primary obligor, the Company recognized income in the amount forgiven in accordance with ASC 470-20. The Company recognized a gain on forgiveness of the PPP loans of none and $2.5 million during the six months ended September 30, 2022 and 2021, respectively, and is included in total other expense, net in the accompanying condensed consolidated statements of operations.

Concentration of Credit Risk

The Company maintains cash balances at commercial banks. Cash balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Debt with Warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. The offset to the contra-liability is recorded as a liability in the Company’s consolidated balance sheets. The Company determines the value of the warrants using a Monte-Carlo Simulation. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations. The debt is treated as conventional debt.

Convertible Debt – Derivative Treatment

When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlyings, typically the price of our common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its balance sheet.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the Monte Carlo Method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Debt Modifications and Extinguishments

When the Company modifies or extinguishes debt, it first evaluates whether the modification qualifies as a troubled debt restructuring (TDR) under ASC Topic 470-60, which requires debt modifications to be evaluated if (1) the borrow is experiencing financial difficulty, and (2) the lender grants the borrower a concession. If a TDR is determined not to have occurred, the Company evaluates the modification in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. Based on the guidance relied upon and the analysis performed, if the Company believes the embedded conversion feature has no fair value on the date of issuance (measurement date) and the embedded conversion feature has no beneficial conversion feature, the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible note payable is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. If the Company determines the change in terms meet the criteria for substantial modification under ASC 470 it will treat the modification as extinguishment and recognize a loss from debt extinguishment.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue
Membership Services	$12,788	$9,879	$24,872	$18,962
Advertising	8,698	8,808	17,640	16,745
Merchandising	1,834	2,956	3,682	6,616
Sponsorship and Licensing	199	168	313	5,304
Ticket/Event	13	113	248	13,064
Total Revenue	$23,532	$21,924	$46,755	$60,691

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

For the three months ended September 30, 2022 and 2021, one customer accounted for 45% and 35% of the Company’s consolidated revenues, respectively. For the six months ended September 30, 2022 and 2021, one customer accounted for 44% and 24% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in deferred revenue balances during the six months ended September 30, 2022 (in thousands):

Contract Liabilities
Balance as of March 31, 2022	$1,157
Revenue recognized that was included in the contract liability at beginning of period	(1,018)
Increase due to cash received, excluding amounts recognized as revenue during the period	875
Balance as of September 30, 2022	$1,014

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

Contingent consideration in the form of a cash earnout of $0.3 million will be paid to the seller of Gramophone if, during the period commencing June 1, 2021 and ending on May 31, 2022 (“First Year Target”), Gramophone reports GAAP revenues of $1.4 million and EBITDA (as defined in the purchase agreement) of $0.3 million. If the First Year Target is not met, the cash earnout will be paid to the seller of Gramophone if, during the period commencing June 1, 2022 and ending on May 31, 2023 (“Second Year Target”), Gramophone reports GAAP revenues of $2 million and EBITDA of $0.5 million. Based on their likelihood of achievement management’s current estimate of the value of the contingent consideration related to the cash earnout was valued at $0.2 million. The contingent consideration liability of $0.2 million is classified within Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at March 31, 2022 (see Note 15 – Other Long-Term Liabilities). The remaining contingent consideration included in the purchase price was not material and is included in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheet at March 31, 2022. There was no change in the contingent liability balance attributed to Gramophone during the three and six months ended September 30, 2022.

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s reportable segments. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of Gramophone, the goodwill is not deductible for tax purposes.

The following table summarizes the fair value of the assets assumed in the Gramophone acquisition (in thousands):

Asset Type	Amortization Period (Years)	Fair Value
Cash and cash equivalents		$4
Accounts receivable		4
Trade name	5	73
Customer list	2	94
Goodwill		459
Deferred revenue		(51)
Deferred tax liability		(41)
Accrued liabilities		(129)
Net assets acquired		$413

The Company incurred less than $0.1 million in transaction costs associated with the Gramophone acquisition, which were expensed and included in General and Administrative in the consolidated statement of operations for fiscal year ended March 31, 2022. No transaction costs were incurred during the three and six months ended September 30, 2022.

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

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. During March 2021, the closing price of the Company’s common stock exceeded $5.00 per share for the requisite five consecutive days. During the six months ended September 30, 2022, the Company settled the contingent liability with the sellers for $0.4 million of cash and issued 414,137 shares with an accounting value of $0.4 million, therefore a gain of $2.2 million was recognized in other income during the six months ended September 30, 2022 attributed to the settlement of the contingent consideration liability.

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s reportable segments. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of PodcastOne, the goodwill is not deductible for tax purposes.

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

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s reportable segments. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of CPS, the goodwill is not deductible for tax purposes.

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

The following table presents the revenues, net loss and earnings per share of the combined company for the three and six months ended September 30, 2021 as if the acquisition of Gramophone had been completed on April 1, 2021 (in thousands, except per share data).

Three Months Ended September 30, 2021 (unaudited)
Revenues	$22,208
Net loss	(15,302)
Net loss per share – basic and diluted	$(0.20)

Six Months Ended September 30, 2021 (unaudited)
Revenues	$80,865
Net loss	(23,154)
Net loss per share – basic and diluted	$(0.30)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisition which included amortization of acquired intangible assets of $0.1 and $0.2 million during the three and six months ended September 30, 2021 and 2022, respectively.

Note 5 — Property and Equipment

The Company’s property and equipment at September 30, 2022 and March 31, 2022 was as follows (in thousands):

	September 30,	March 31,
	2022	2022
Property and equipment, net
Computer, machinery, and software equipment	$6,626	$6,609
Furniture and fixtures	559	556
Leasehold improvements	531	531
Capitalized internally developed software	13,517	12,344
Total property and equipment	21,233	20,040
Less accumulated depreciation and amortization	(17,142)	(15,352)
Total property and equipment, net	$4,091	$4,688

Depreciation expense was $0.9 million and $1.8 million for the three and six months ended March 31, 2022 and September 30, 2022, respectively, and $0.9 million and $1.8 million for the three and six months ended September 2021, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the six months ended September 30, 2022 (in thousands):

Goodwill
Balance as of March 31, 2022	$23,379
Acquisitions	-
Balance as of September 30, 2022	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets for the six months ended September 30, 2022 (in thousands):

Tradenames
Balance as of March 31, 2022	$4,637
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2022	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$18,317	$964
Intellectual property (patents)	5,366	1,699	3,667
Customer relationships	6,570	6,439	131
Content creator relationships	772	772	-
Domain names	523	111	412
Brand and trade names	1,143	295	848
Customer lists	2,767	804	1,963
Total	$36,422	$28,437	$7,985

The Company’s finite-lived intangible assets were as follows as of March 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$16,389	$2,892
Intellectual property (patents)	5,366	1,520	3,846
Customer relationships	6,570	6,177	393
Content creator relationships	772	772	-
Domain names	514	83	431
Brand and trade names	2,643	454	2,189
Non-compete agreement	250	181	69
Customer lists	2,998	735	2,263
Total	$38,394	$26,311	$12,083

The Company’s amortization expense on its finite-lived intangible assets was $1.3 million and $2.7 million for the three and six months ended September 30, 2022, respectively, and $1.5 million and $3.0 million for the three and six months ended 2021, respectively. The Company recorded an impairment charge of $1.4 million for the three and six months ended September 30, 2022 which is classified under impairment of intangible assets within the statement of operations. The impairment was the result of a reduction in the events held within React Presents, therefore the Company has stopped marketing the brand name.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2023 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2023 (remaining six months)	$1,589
2024	985
2025	985
2026	977
2027	842
Thereafter	2,607
$7,985

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2022 and March 31, 2022 were as follows (in thousands):

	September 30,	March 31,
	2022	2022
Accounts payable	$19,036	$29,640
Accrued liabilities	10,055	15,505
Lease liabilities, current	273	273
	$29,364	$45,418

Note 8 — Notes Payable

	September 30,	March 31,
	2022	2022
Promissory Note – related party	$300	$-
SBA loan	163	160
	463	160
Less: Current portion of Notes payable	(315)	(12)
Notes payable	$148	$148

Promissory Note – Related Party

Effective as of September 2022, the Company’s subsidiary issued a promissory note in the amount of $300,000 in consideration of a loan in the same amount made to such subsidiary, which loan matured on October 17, 2022. The loan was made by an affiliate of Robert Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. The note was paid off in October 2022 in full, see Note 21 - Subsequent Events.

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the SBA. Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. The Company was in compliance with all debt covenants associated with the SBA loan as of September 30, 2022.

PPP Loans

In April 2020, the Company received proceeds of $2.0 million from a PPP loan. In April 2021, the Company received confirmation from the SBA that the entire balance of such PPP loan was forgiven as a result of the Company’s application and acceptance under the terms of the CARES Act. On July 1, 2020, the Company acquired PodcastOne that had previously obtained a PPP loan, which had a balance of $0.5 million as of March 31, 2021. On May 11, 2021, the Company received confirmation from the SBA that the entire balance of such PPP loans was forgiven as a result of the Company’s application and acceptance under the terms of the CARES Act.

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

The Company recognized a $2.5 million gain on forgiveness of PPP loans, included in total other expense, net in the accompanying condensed consolidated statement of operations as a result of the balance of the first PPP loan being forgiven during the six months ended September 30, 2021.

Note 9 – PodcastOne Bridge Loan

PodcastOne’s Private Placement

On July 15, 2022 (the “Closing Date”), PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of PodcastOne’s unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8.0 million pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of PodcastOne’s common stock, par value $0.00001 per share. The PC1 Notes mature one year from the Closing Date, subject to a one-time three-month extension at PodcastOne’s election (the “Maturity Date”). The PC1 Notes bear interest at a rate of 10% per annum payable on maturity. The PC1 Notes shall automatically convert into the securities of PodcastOne sold in a Qualified Financing or Qualified Event (as defined in the Subscription Agreements), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of PodcastOne’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of PodcastOne then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable.

Warrants

The PC1 Warrants are classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $1.7 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Monte Carlo simulation model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense).

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

September 30, 2022

Expected dividend yield	0.00%
Expected stock-price volatility	83.5%
Risk-free interest rate	3.10%
Stock price	$5.92
Exercise price	$5.92

Total unrealized gains of $0.4 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the year ended September 30, 2022 in the accompanying statements of operations.

Redemption Features

The Company determined that the redemption features associated with the PC1 Bridge Loan meet the accounting definition of an embedded derivative that must be separated from the PC1 Bridge Loan and initially and subsequently be reported as a liability (“the Redemption Liability”) and measured at fair value. The fair value of the Redemption Liability was determined using a Monte Carlo simulation model.

The fair value of the redemption features are measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

September 30, 2022

Expected dividend yield	0.00%
Expected stock-price volatility	83.5%
Risk-free interest rate	3.10%
Stock price	$5.92
Exercise price	$5.92

The fair value of the Redemption Liability of $1.1 million at July 15, 2022 was recorded as a derivative liability and included in other liabilities in the consolidated balance sheet. The fair value of the Redemption Liability at September 30, 2022 is $0.9 million. The $0.2 million change in the fair value of the Redemption Liability derivative is recorded as a gain and included in other non-operating expenses in the accompanying consolidated statements of operations at September 30, 2022.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $2.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three and six months ended September 30, 2022 was $0.2 million.

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

Interest expense with respect to the PC1 Bridge Loan for the three and six months ended September 30, 2022 was $0.1 million. There are no covenants associated with the PC1 Bridge Loan

Note 10 — Unsecured Convertible Notes

Unsecured Convertible Notes – Related Party

The Company’s unsecured convertible notes payable at September 30, 2022 and March 31, 2022 were as follows (in thousands):

	September 30, 2022	March 31, 2022
Unsecured Convertible Notes - Related Party
8.5% Unsecured Convertible Note - Due July 1, 2024	$4,854	$4,702
8.5% Unsecured Convertible Notes - Due July 1, 2024	1,190	1,177
Less: Discount	(747)	-
Net	5,297	5,879
Less: Unsecured Convertible Notes, Current	-	-
Unsecured Convertible Notes, Net, Long-term	$5,297	$5,879

The Company incurred interest expense of $0.1 million and $0.2 million attributed to its unsecured convertible notes for the three months ended September 30, 2022 and 2021, respectively. The Company incurred interest expense of $0.2 million and $0.3 million attributed to its unsecured convertible notes for the six months ended September 30, 2022 and 2021, respectively. Total principal maturities of the Company’s unsecured convertible notes are $6.0 million for the year ending March 31, 2024.

As of September 30, 2022 and March 31, 2022, the Company had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as discussed below. The Trinad Notes are convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2023, and in July 2022 the Trinad Notes were extended until July 1, 2024. At September 30, 2022, the balance due of $6.0 million, which included $1.5 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2022, the balance due of $5.9 million, which included $1.4 million of accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $1.1 million and were charged an 8.5% interest rate. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2023. As of September 30, 2022 and March 31, 2022, $0.3 million and $0.3 million of accrued interest was included in the principal balance, respectively.

In July 2022, the Company entered into the amendment with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to July 1, 2024, and in consideration of such extension, the Company issued to Trinad Capital 500,000 shares of the Company’s restricted common stock. The Company evaluated the Amendment Agreement and the amendment was not required to be accounted for as a TDR under ASC 470-60 as no concession was granted to the Company. The Company then evaluated the Amendment Agreement and the amendment was not required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. The Company recorded the debt as a modification and recorded the derivative associated with the conversion feature as a debt discount. The Company determined the value of the derivative to be $0.2 million using the Black-Scholes option pricing model based on the following assumptions: common share price of $0.71 per share; expected exercise price of $3.00 per share; volatility of 84.8%; expected dividend yield of zero; and annual risk-free interest rate of 4.09%. The derivative has been recorded within other long-term liabilities on the consolidated balance sheet.

On August 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to May 31, 2023, and in consideration of such extension, the Company issued to Trinad Capital 33,654 shares of its restricted common stock. The Company evaluated the Amendment Agreement and the amendment was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. As a result, we recorded the amended debt instrument at fair value which included the consideration in common stock transferred. The resulting loss on extinguishment recorded of $4.3 million is included in loss on extinguishment of debt in the Company’s condensed consolidated statement of operations for the year ended March 31, 2022. In addition, the Company recorded a $4.2 million benefit to additional paid in capital as a result of the excess of the deemed fair value of the Trinad Notes over the principal and accrued interest outstanding at the time of extinguishment.

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

At June 30, 2021, the Company performed a fair value analysis using a binomial lattice calculation on the derivative instruments using the following assumptions: Coupon Rate: 8.0%, Term: 0.6 years, Volatility: 85.2%, Market Rate: 5.1% and Probability of Default: 7.1%. The Company determined that as of the assessment date, the fair value is $0.1 million. The change in fair value of less than $0.1 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the six months ended September 30, 2021.

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

Note 11 — Senior Secured Convertible Notes

The Company’s senior secured convertible notes at September 30, 2022 and March 31, 2022 were as follows (in thousands):

	September 30, 2022	March 31, 2022
Senior Secured Convertible Notes	$15,000	$15,000
Fair value of embedded derivatives	122	18
Less: Discount	(1,388)	(1,368)
Net	13,734	13,650
Less: Current Portion, accrued interest	-	-
Senior Secured Convertible Notes, long-term	$13,734	$13,650

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

The Company and the Noteholders also agreed that if (i) at least $5,000,000 of the original principal amount of the Harvest Notes is not repaid by the Company on or prior to January 1, 2023, the conversion price of the Harvest Notes shall be amended to $3.00 per share, and the Company shall issue to the Noteholders in aggregate an additional 250,000 shares of the Company’s restricted common stock; (ii) at least $7,500,000 of the original principal amount of the Harvest Notes is not repaid by the Company on or prior to June 30, 2023, the conversion price of the Harvest Notes shall be further amended to $2.50 per share, and the Company shall then issue to the Noteholders in aggregate an additional 500,000 shares of the Company’s common stock; and (iii) the entire principal amount of the Harvest Notes then outstanding is not repaid by the Company on or prior to January 1, 2024, the conversion price of the Harvest Notes shall be further amended to $2.25 per share, and the Company shall then issue to the Noteholders in aggregate an additional 750,000 shares of the Company’s restricted common stock. In addition, in consideration of the Loan Modification, the Company issued to the Noteholders in aggregate 500,000 shares of the Company’s restricted common stock.

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

In July 2022, the Company evaluated the Amendments and determined that it was not required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. The Company also evaluated if the Amendments were required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. The Company recorded the debt as a modification and recorded the derivative associated with the conversion feature as a derivative. The Company determined the value of the derivative to be $0.1 million.

The Company recorded $0.4 million and $0.3 million in interest expense associated with the Harvest Notes for the three months ended September 30, 2022 and 2021, respectively, of which $0.2 million and $0.1 million was attributed to the accretion of the debt discount associated with the senior secured convertible notes. The Company recorded $0.5 million and $0.6 million in interest expense associated with the Harvest Notes for the six months ended September 30, 2022 and 2021, respectively, of which $0.3 million and $0.2 million, respectively, was attributed to the accretion of the debt discount associated with the senior secured convertible notes.

The Company was in compliance with all debt covenants associated with their senior secured convertible debt as of September 30, 2022.

Note 12 — Senior Secured Revolving Line of Credit

On June 2, 2021, the Company entered into a Business Loan Agreement with East West Bank (the “Senior Lender”), which provides for a revolving credit facility collateralized by all the assets of the Company and its subsidiaries. In connection with the Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023.

In July2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended September 30, 2022 was 8.75%

The principal balance under the Revolving Credit Facility as of September 30, 2022 was $7.0 million. The Company was in compliance with all debt covenants associated with the senior secured revolving line of credit as of September 30, 2022.

Note 13 — Related Party Transactions

As of September 30, 2022 and March 31, 2022, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 10 – Unsecured Convertible Notes.

Effective as of September 2022, a subsidiary of the Company issued a promissory note in the amount of $300,000 in consideration of a loan in the same amount made to such subsidiary by an affiliate of Robert Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, which loan matured on October 17, 2022. The loan was repaid in October 2022

Note 14 — Leases

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

The Company leases several office locations with lease terms that are less than 12 months or are on month-to-month terms. Rent expense for these leases totaled less than $0.1 million and $0.2 million for the three and six months ended September 30, 2022, respectively. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.2 million during each of the three months ended September 30, 2022 and 2021, respectively. Rent expense for these operating leases totaled $0.3 million and $0.4 million during the six months ended September 30, 2022, respectively.

Operating lease costs for six months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Six Months Ended September 30,
	2022	2021
Fixed rent cost	$312	$532
Short term lease cost	27	168
Total operating lease cost	$339	$700

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	September 30, 2022	March 31, 2022
Operating lease right-of-use assets	$580	$728

Operating lease liability, current	$273	$273
Operating lease liability, noncurrent	320	468
Total operating lease liabilities	$593	$741

The operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the accompanying condensed consolidated balance sheets.

Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

For Years Ending March 31,
2023 (remaining six months)	$189
2024	320
2025	93
Total lease payments	602
Less: imputed interest	(9)
Present value of operating lease liabilities	$593

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

Lease and non-lease components – Non lease components were considered and determined not to be material

Note 15 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Contingent consideration from Gramophone acquisition	$174	$174
Accrued royalties	4,257	-
Embedded derivative – unsecured convertible note – related party	177	-
Total other long-term liabilities	$4,608	$174

Note 16 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees and require that the Company makes upfront minimum guarantee payments. As of September 30, 2022, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.1 million for the fiscal year ending March 31, 2023. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of September 30, 2022, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $3.9 million for the fiscal year ending March 31, 2023, $1.8 million for the fiscal year ending March 31, 2024, $0.3 million for the fiscal year ending March 31, 2025 and $0.2 million for the fiscal year ending March 31, 2026.

On a quarterly basis, the Company records the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period of time is the period that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, members, and other terms of each agreement that impact the Company’s expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of September 30, 2022, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On August 4, 2022, the Company entered into a settlement agreement with a certain music partner attributed to past royalties owed. The Company issued 800,000 shares of its common stock to the music partner and settled $0.4 million of accounts payable with the remaining value of the shares attributed to prepayment for future royalties. The fair value of the shares was determined to be $1.0 million based on the Company’s share price at the date the shares were issued. As of September 30, 2022, $0.6 million was recorded as a prepaid asset related to this transaction in order to fund future amounts owed for royalties. If the agreement is not terminated by the music partner after one year, the Company will issue an additional 200,000 shares as prepayment of future royalties.

Employment Agreements

As of September 30, 2022, the Company has employment agreements with three named executive officers (“Section 16 Officers”) that provide salary payments of $0.5 million and target bonus compensation of up to $0.5 million on an annual basis. Furthermore, such employment agreements contain severance clauses that could require severance payments in the aggregate amount of $10.5 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers).

Legal Proceedings

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against the Company, LiveXLive Tickets, Inc. (“LXL Tickets”), Robert S. Ellin and certain other defendants. Plaintiffs subsequently voluntarily dismissed all claims against the other defendants. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into the Company in 2016, LXL Tickets’ purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Based on the remaining claims, plaintiffs are seeking damages of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied and continue to deny plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit and believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In November 2021, the court denied the Company’s summary judgment motion to dismiss plaintiffs’ fraudulent inducement claim and dismissed plaintiff’s breach of the employment agreement claim with respect to the Company. On October 6, 2022, New York Appellate Division reversed the trial court’s decision and ordered that defendants’ motion for summary judgment dismissing the first and second causes of action should be granted. As of September 30, 2022, all of plaintiffs’ claims were dismissed or addressed by the parties or the court other than plaintiffs’ claims for fraudulent inducement related to payment of Wantickets’ audit costs, breach of contract based on Mr. Schnaier’s employment agreement with LXL Tickets, and fraudulent inducement due to plaintiffs alleged inability to sell their shares of Company’s common stock acquired pursuant to the APA. The trial has been scheduled for April 2023. The Company intends to continue to vigorously defend all remaining defendants against any liability to the plaintiffs with respect to the remaining claims, and the Company believes that the allegations are without merit and that it has strong defenses. As of September 30, 2022, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

On June 28, 2022, SoundExchange, Inc. (“SX”) filed a complaint in the U.S. District Court, Central District of California, against the Company and Slacker. The complaint alleges that the defendants have failed to make the necessary music royalty payments and corresponding late fees required under the Digital Millennium Copyright Act late allegedly due to SX. SX filed an application for an order to file the complaint under seal. On October 8, 2022, the court entered a default against the defendants for the sum of $9,765,396.70. On October 13, 2022, the court entered a judgment against the defendants for the same amount. On October 19, 2022, the defendants filed ex parte application with the court to either (i) set aside such default and vacate such default judgment, or (ii) shorten time to hear defendants’ motion to set aside such default and vacate such default judgment and stay the consent order, and to convene a status and mandatory settlement conference. On October 25, 2022, SX filed an opposition to such application. The Company believes it has already adequately reserved for the amounts due to SX in the Company’s financial statements included in this Quarterly Report. The Company is currently continuing to negotiate with SX to settle this matter and otherwise intends to vigorously defend the defendants in this matter.

During each of the quarters ended September 30, 2022 and 2021, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties were not material and were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Note 17 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three- and six-month periods ended September 30, 2022 and 2021.

Note 18 — Stockholders’ Equity

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the six months ended September 30, 2022, the Company has $0.4 million outstanding within accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost of $0.4 million is expected to be recorded over the next year as the shares vest.

2016 Equity Incentive Plan

The Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 12,600,000 shares of the Company’s common stock for issuance. On September 17, 2020, the Company’s stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares increasing the total up to 17,600,000 shares, which increase was formally adopted by the Company on June 29, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company recognized share-based compensation expense of $2.2 million and $9.9 million during the six months ended September 30, 2022 and 2021, respectively, and $1.4 million and $4.8 million during the three months ended September 30, 2022 and 2021, respectively. The total tax benefit recognized related to share-based compensation expense was $0 for the three and six months ended September 30, 2022 and 2021, respectively.

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

Stock Repurchase Program

In December 2020, we announced that our board of directors has authorized the repurchase up to two million shares of our outstanding common stock from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 2,000,000 and no shares of its common stock under the stock repurchase program for the six months ended September 30, 2022 and 2021, for a total of $1.9 million and none, respectively.

Note 19 — Business Segment and Geographic Reporting

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”).

Beginning in the second quarter of fiscal 2023, management has determined that the Company has two operating segments (Audio Group and Media Group). As a result of the PC1 Bridge Loan and the potential for a spin-off of PodcastOne the Company’s chief operating decision maker (“CODM”) began to make decisions based on two operating segments of the business (Audio and Media). The Company’s reporting segments reflects the manner in which its CODM reviews results and allocates resources. The CODM reviews operating segment performance exclusive of: share-based compensation expense, amortization of intangible assets, depreciation, and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and certain other non-cash charges. As a result, the segment information for the prior periods has been recast to confirm with the current period presentation.

The Company’s two operating segments are also consistent with its internal organizational structure, the way the Company assesses operating performance and allocate sources.

Customers

The Company has one external customer within their audio segment that accounts for more than 10% of its revenue during the six months ended September 30, 2022 and 2021. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. Total revenues for this customer were 44% and 24% of the Company’s consolidated revenues for the six months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, one external customer accounted for 45% and 35%, respectively of the Company’s consolidated revenues.

Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following table presents the results of operations for our reportable segments for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Audio	Media	Total

Revenue	$21,180	$2,352	$23,352
Net income (loss)	$2,845	$(6,254)	$(3,409)

	Three Months Ended September 30, 2021
	Audio	Media	Total

Revenue	$18,686	$3,238	$21,924
Net income (loss)	$(769)	$(14,467)	$(15,236)

	Six Months Ended September 30, 2022
	Audio	Media	Total

Revenue	$41,987	$4,768	$46,755
Net income (loss)	$4,953	$(7,014)	$(2,061)

	Six Months Ended September 30, 2021
	Audio	Media	Total

Revenue	$35,694	$24,997	$60,691
Net income (loss)	$(3,132)	$(20,155)	$(23,287)

Note 20 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Prepaid expenses - common stock issued subject to market adjustment at settlement	$187	$187	$-	$-
	$187	$187	$-	$-

Liabilities:
Contingent consideration liability from Gramophone acquisition	$174	$-	$-	$174
Warrant liability on PodcastOne bridge loan	932	-	-	932
Bifurcated embedded derivative on PodcastOne bridge loan	1,342	-	-	1,342
Bifurcated embedded derivative on senior secured convertible note payable	177	-	-	177
	$2,625	$-	$-	$2,625

	March 31, 2022
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,965	$-	$-	$2,965
Contingent consideration liability from Gramophone acquisition	174	-	-	174
Bifurcated embedded derivative on senior secured convertible note payable	18	-	-	18
	$3,157	$-	$-	$3,157

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2022	$3,157
Embedded derivative and warrant issued in connection with PodcastOne bridge loan	3,966
Change in fair value of bifurcated embedded derivatives, reported in earnings	(1,692)
Settlement of PodcastOne contingent consideration	(3,000)
Change in fair value of contingent consideration liabilities, reported in earnings	194
Balance as of September 30, 2022	$2,625

Bifurcated embedded derivative on secured convertible notes payable and unsecured convertible notes payable

The fair value of the bifurcated embedded derivatives on secured convertible notes payable and unsecured convertible notes payable was determined using the following significant unobservable inputs:

	September 30,	March 31,
	2022	2022
Bifurcated embedded derivative on secured convertible notes payable:
Market yield	11.9%	4.7%

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is less than $0.2 million. The change in fair value of $0.2 million is recorded in other income (expense) on the Company’s condensed consolidated statements of operations for the six month period ended September 30, 2022.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	September 30, 2022
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Secured convertible notes payable, net	$13,734	$-	$-	$14,446
Unsecured convertible notes payable related party, net	5,297	-	-	5,633
PodcastOne bridge loan	2,634	-	-	5,317

	March 31, 2022
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Secured convertible notes payable, net	$13,650	$-	$-	$15,448
Unsecured convertible notes payable related party, net	5,879	-	-	6,084

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of September 30, 2022 and March 31, 2022. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	September 30,	March 31,
	2022	2022
Secured convertible notes payable, net (binomial lattice model):
Market yield	11.9%	6.3%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	12.6%	6.6%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of September 30, 2022 and March 31, 2022.

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

Note 21 — Subsequent Events

In October of 2022, the Company repaid in full the $300,000 promissory note that was issued as discussed in Note 8 — Notes Payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended September 30, 2022, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, including the proposed special dividend and spin-out of PodcastOne or its pay-per-view business, the timing of the consummation of such proposed event, including the risks that a condition to consummation of such proposed event would not be satisfied within the expected timeframe or at all or that the consummation of any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, the timing of the consummation of such proposed event will not occur; PodcastOne's ability to list on a national exchange; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; the outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveXLive App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturity; the effect of the conditional conversion feature of the convertible notes; our compliance with the covenants in our debt agreements; the effects of the global COVID-19 pandemic; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022 (the “2022 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended September 30, 2022 and 2021, we reported revenue of $23.5 million and $21.9 million, respectively. For the six months ended September 30, 2022 and 2021, we reported revenue of $46.8 million and $60.7 million, respectively. We have one external customer that accounted for more than 10% of its revenue during the three and six months ended September 30, 2022 and 2021, respectively. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. In the three months ended September 30, 2022 and 2021, total revenue from the OEM was $10.6 million and $7.6 million, respectively. In the six months ended September 30, 2022 and 2021, total revenue from the OEM was $20.6 million and $14.5 million, respectively.

Key Corporate Developments for the Quarter Ended September 30, 2022

We ended the September 30, 2022 quarter with approximately 1,750,000 paid members on our music platform, up from approximately 1,594,000 at September 30, 2021, representing 10% annual growth. Included in the total number as of September 30, 2022 and 2021 are certain members which are the subject of a contractual dispute. We are currently not recognizing revenue related to these members.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During our fiscal year ended March 31, 2022, we (i) acquired Gramophone (effective October 2021) (ii) accelerated the number of live events digitally live streamed across our platform, and (iii) increased our sponsorship revenue from live events when compared to prior fiscal years. As a result of these actions, our revenue for the six months ended September 30, 2022 was comprised of 53% from paid customers’ membership, 38% from advertising (which includes PodcastOne), 8% from merchandise (which includes CPS), 1% from ticketing and events, and 1% from sponsorship and licensing. As the impact of COVID-19 eases around the world and related government actions are relaxed in the markets in which we operate, we expect to gradually increase our production of on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term.

We believe there is substantial near and long-term value in our live music content. We believe the monetary value of broadcasting live music will follow a similar evolution to live sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As a thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America. The long-term economics of any future agreement involving festivals, programming, production, broadcasting, streaming, advertising, sponsorships, and licensing could positively or negatively impact our liquidity, growth, margins, relationships, and ability to deploy and grow our future services with current or future customers and are heavily dependent upon the easing and elimination of the COVID-19 pandemic.

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

As our platform matures, we also expect our Contribution Margins*, adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”)* and Adjusted EBITDA Margins* to improve in the near and long term, which are non-GAAP measures as defined in section following below titled, “Non-GAAP Measures”. Historically, our live events business has not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative Contribution Margins*, Adjusted EBITDA*, Adjusted EBITDA Margins* and operating losses. Beginning in late March 2020, the COVID-19 pandemic had an adverse impact on on-premise live music events and festivals. Historically, we produced and digitally distributed the live music performances of many of these large global music events to fans all around the world. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital distribution).

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the three months ended September 30, 2022 and 2021, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 45% and 35% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond September 30, 2022 could cause our revenue to fluctuate significantly.

Moreover, and with the addition of PodcastOne and CPS in July and December 2020, respectively, the percentage of this customer revenue concentration increased and is expected to continue in the future. In the long term, we plan to expand our business internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. We began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and became more adverse throughout the fiscal year ended March 31, 2021 and up to the third quarter of fiscal year ended March 31, 2022. Although the impact has subsided, we expect to continue experiencing modest adverse impacts throughout the fiscal year ending March 31, 2023. Our event and programmatic advertising revenues were directly impacted throughout the 2021 fiscal year and mid-way through the 2022 fiscal year with all on-premise in-person live music festivals and events postponed and mixed demand from historical advertising partners. Further, one of our larger customers also experienced a temporary halt to its production as a result of COVID-19, which negatively impacted our near-term membership growth in the 2021 fiscal year. During the fiscal year ended March 31, 2021, we enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program loan and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. We also launched a new PPV offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to our results of operations, financial position and liquidity. In addition, partially due to the effects of COVID-19 on our on-premise in-person festival and events business, during quarter ended September 30, 2022, we have strategically opted to delay any new live tentpole or pay-per-view events until our fiscal year ending March 31, 2024.

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

Consolidated Results of Operations

Three Months Ended September 30, 2022, as compared to Three Months Ended September 30, 2021

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,
	2022	2021
Revenue:	$23,532	$21,924

Operating expenses:
Cost of sales	13,742	16,051
Sales and marketing	2,362	2,599
Product development	1,240	2,178
General and administrative	4,475	9,246
Impairment of intangible assets	1,356	-
Amortization of intangible assets	1,344	1,517
Total operating expenses	24,519	31,591
Loss from operations	(987)	(9,667)

Other income (expense):
Interest expense, net	(2,576)	(1,068)
Loss on extinguishment of debt	-	(4,321)
Other expense	183	(176)
Total other expense	(2,393)	(5,565)

Loss before provision for income taxes	(3,380)	(15,232)

Provision for income taxes	(29)	(4)

Net loss	$(3,409)	$(15,236)

Net loss per share – basic and diluted	$(0.04)	$(0.19)

Weighted average common shares – basic and diluted	84,709,971	78,351,655

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Depreciation expense
Cost of sales	$29	$14	107%
Sales and marketing	49	41	20%
Product development	633	688	-8%
General and administrative	230	155	48%
Total depreciation expense	$941	$898	5%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Stock-based compensation expense
Cost of sales	$540	$191	183%
Sales and marketing	21	223	-91%
Product development	53	473	-89%
General and administrative	782	3,958	-80%
Total stock-based compensation expense	$1,396	$4,845	-71%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended September 30,
	2022	2021
Revenue	100%	100%
Operating expenses
Cost of sales	59%	73%
Sales and marketing	10%	12%
Product development	5%	10%
General and administrative	19%	42%
Impairment of intangibles	6%	-%
Amortization of intangible assets	5%	7%
Total operating expenses	104%	144%
Loss from operations	-4%	-44%
Other income (expense)	-10%	-25%
Loss before income taxes	-14%	-69%
Income tax provision	-%	-%
Net loss	-14%	-69%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Membership services	$12,788	$9,879	29%
Advertising	8,698	8,808	-1%
Merchandising	1,834	2,956	-38%
Sponsorship and licensing	199	168	18%
Ticket/Event	13	113	-88%
Total Revenue	$23,532	$21,924	7%

Membership Revenue

Membership revenue increased $2.9 million, or 29%, to $12.8 million for the three months ended September 30, 2022, as compared to $9.9 million for the three months ended September 30, 2021. The increase was primarily as a result of paid membership growth with our largest OEM customer.

Advertising Revenue

Advertising revenue decreased $0.1 million, or 1%, to $8.7 million for the three months ended September 30, 2022, as compared to $8.8 million for the three months ended September 30, 2021. There was no material change between the comparative periods as no significant changes to the business were noted.

Merchandising Revenue

Merchandising revenue decreased to $1.8 million, or 38% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 due to a reduction in demand from both retail partners and our direct to consumer business.

Sponsorship and Licensing

Sponsorship and licensing revenue increased by $31,000, or 18%, to $0.2 million for the three months ended September 30, 2022, as compared to $0.2 million for the three months ended September 30, 2021. There was no material change between quarters.

Ticket/Event

Ticket/Event revenue decreased $0.1 million, or 88%, to $13,000 for the three months ended September 30, 2022, as compared to $0.1 million for the three months ended September 30, 2021, driven by a reduction in the number of PPV events held compared to the prior year.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Membership Services	$5,933	$6,193	-4%
Advertising	6,844	7,184	-5%
Production and Ticketing	(243)	995	-124%
Merchandising	1,208	1,679	-28%
Total Cost of Sales	$13,742	$16,051	-14%

Membership

Membership cost of sales decreased by $0.3 million, or 4%, to $5.1 million for the three months ended September 30, 2022, as compared to $6.2 million for the three months ended September 30, 2021. The decrease was due to the release of accruals no longer required as a result of settlements and new agreements entered into during the quarter.

Advertising

Advertising cost of sales decreased $0.3 million, or 5%, to $6.8 million for the three months ended September 30, 2022, as compared to $7.2 million for the three months ended September 30, 2021. The decrease was in line with the lower advertising revenues noted above.

Production and Ticketing

Production cost of sales decreased $1.2 million, or 124%, to a credit of $0.3 million for the three months ended September 30, 2022, as compared to $1.0 million for the three months ended September 30, 2021. The decrease was primarily due to a reduction in events and settlements with vendors for previous amounts owed.

Merchandising

Merchandising cost of sales decreased to $1.2 million, or 28%, from $1.7 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 due to the corresponding decrease in revenue.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Sales and marketing expenses	$2,362	$2,599	-9%
Product development	1,240	2,178	-43%
General and administrative	4,475	9,246	-52%
Impairment of intangible assets	1,356	-	100%
Amortization of intangible assets	1,344	1,517	-11%
Total Other Operating Expenses	$10,777	$15,540	-31%

Sales and Marketing Expenses

Sales and Marketing expenses decreased $0.2 million, or 9%, to $2.4 million for the three months ended September 30, 2022, as compared to $2.6 million for the three months ended September 30, 2021, primarily driven by a decrease in events held in the current quarter compared to the prior quarter.

Product Development

Product development expenses decreased $0.9 million, or 43%, to $1.2 million for the three months ended September 30, 2022, as compared to $2.2 million for the three months ended September 30, 2021, partially driven by increased capitalized software costs as more time was spent on internal software development in the current quarter as compared to the same period in the prior year. In addition, there was a $0.4 million reduction in stock compensation expense compared to the prior year.

General and Administrative

General and administrative expense decreased $4.7 million, or 52%, to $4.5 million for the three months ended September 30, 2022, as compared to $9.2 million for the three months ended September 30, 2021, largely due to a decrease in share-based compensation of $3.2 million and salaries of $1.0 million, partially driven by the reduction of corporate personnel. In addition, the Company recorded credits as a result of settling accrued expenses with certain vendors.

Impairment of Intangible Assets

Impairment of intangible assets increased $1.4 million, or 100%, to $1.4 million for the three months ended September 30, 2022, as compared to none for the three months ended September 30, 2021, which is attributed to the impairment of intangible assets of React Presents acquisition, see Note 6 – Goodwill and Intangible Assets.

Amortization of Intangible Assets

Amortization of intangible assets decreased $0.2 million, or 11%, to $1.3 million for the three months ended September 30, 2022, as compared to $1.5 million for the three months ended September 30, 2021, as there were no significant changes to the intangible asset balances year over year.

Total Other Expense

Total other expense was as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Total other expense	$2,393	$5,565	-57%

Total other expense decreased $3.2 million, or 57%, to $2.4 million expense for the three months ended September 30, 2022, as compared to $5.6 million expense for the three months ended September 30, 2021. The decrease is primarily driven by the loss on extinguishment of debt during the quarter ended September 30, 2021, which was approximately $4.3 million. This decrease was offset of $1.5 million attributed to interest expense attributed to accretion of interest on our debt discounts and change in fair value of warrants and derivatives primarily related to the PC1 Bridge Loan.

Six Months Ended September 30, 2022, as compared to Six Months Ended September 30, 2021

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended September 30,	Six Months Ended September 30,
	2022	2021

Revenue:	$46,755	$60,691

Operating expenses:
Cost of sales	29,125	46,990
Sales and marketing	4,727	7,348
Product development	2,857	4,333
General and administrative	6,685	18,623
Impairment of intangible assets	1,356	-
Amortization of intangible assets	2,755	3,023
Total operating expenses	47,505	80,317
Loss from operations	(750)	(19,626)

Other income (expense):
Interest expense, net	(3,573)	(2,128)
Forgiveness of PPP loans	-	2,511
Loss on extinguishment of debt	-	(4,321)
Other income (expense)	2,289	284
Total other expense, net	(1,284)	(3,654)

Loss before provision for income taxes	(2,034)	(23,280)

Provision for income taxes	(27)	(7)
Net loss	$(2,061)	$(23,287)

Net loss per share – basic and diluted	$(0.02)	$(0.30)

Weighted average common shares – basic and diluted	84,189,970	77,670,598

The following table provides the depreciation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Depreciation expense
Cost of sales	$54	$25	116%
Sales and marketing	95	74	28%
Product development	1,338	1,287	4%
General and administrative	369	385	-4%
Total depreciation expense	$1,856	$1,771	5%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Stock-based compensation expense
Cost of sales	$618	$494	25%
Sales and marketing	48	1,676	-97%
Product development	178	632	-72%
General and administrative	1,340	7,129	-81%
Total stock-based compensation expense	$2,184	$9,931	-78%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended September 30,
	2022	2021
Revenue	100%	100%
Operating expenses
Cost of sales	62%	77%
Sales and marketing	10%	12%
Product development	6%	7%
General and administrative	14%	31%
Impairment of intangibles assets	3%	-%
Amortization of intangible assets	6%	5%
Total operating expenses	101%	132%
Loss from operations	-1%	-32%
Other income (expense)	-3%	-6%
Loss before income taxes	-4%	-38%
Income tax provision	-%	-%
Net loss	-4%	-38%

Revenue

Revenue was as follows (in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Membership services	$24,872	$18,962	31%
Advertising	17,640	16,745	5%
Merchandising	3,682	6,616	-44%
Sponsorship and licensing	313	5,304	-94%
Ticket/Event	248	13,064	-98%
Total Revenue	$46,755	$60,691	-23%

Membership Services Revenue

Membership services revenue increased $5.9 million, or 31%, to $24.9 million during the six months ended September 30, 2022, as compared to $18.9 million during the six months ended September 30, 2021, which was primarily as a result of membership growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased by $0.9 million, or 5%, to $17.6 million during the six months ended September 30, 2022, as compared to $16.7 million during the six months ended September 30, 2021, which is primarily attributed to our growth in PodcastOne over the period

Merchandising Revenue

Merchandising revenue decreased by 2.9 million, or 44%, to $3.7 million from $6.6 for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, primarily due to a reduction in demand from both retail partners and our direct to consumer business.

Sponsorship and licensing

Sponsorship and licensing revenue decreased to $0.3 million during the six months ended September 30, 2022, as compared to $5.3 million for the six months ended September 30, 2021, a decrease of $5.0 million or 94%, primarily driven by the sponsorship and licensing revenues earned related to the Social Gloves event held during the six months ended September 30, 2021 with no comparable event held during the current year.

Ticket/Event Revenue

Ticket/Event revenue decreased $12.8 million, or 98%, to $0.2 million for the six months ended September 30, 2022, as compared to $13.0 million for the six months ended September 30, 2021.The decrease was due to PPV ticket fees and production revenues earned related to the Social Gloves event held during the six months ended September 30, 2022 with no comparable event held during the current year comparable period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Membership	$13,088	$12,649	3%
Advertising	14,046	16,613	-15%
Production and Ticketing	(498)	13,536	-104%
Merchandising	2,489	4,192	-41%
Total Cost of Sales	$29,125	$46,990	-38%

Membership

Membership cost of sales increased $0.4 million, or 3%, to $13.1 million for the six months ended September 30, 2022, as compared to $12.6 million for the six months ended September 30, 2021. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales decreased $2.6 million, or 15%, to $14.0 million for the six months ended September 30, 2022, as compared to $16.6 million for the six months ended September 30, 2021. The decrease was primarily attributed to a reduction in revenue share paid to partners.

Production and Ticketing

Production cost of sales decreased $14.0 million, or 104%, to a credit of $0.5 million for the six months ended September 30, 2022, as compared to $13.5 million for the six months ended September 30, 2021. The decrease was primarily due to production costs of approximately $6.2 million related to the Social Gloves event held during the six months ended September 30, 2021 along with a reduction in the number of events in the current period compared to the prior year. In addition, the Company settled past amounts owed for vendors, therefore credits were recorded during the current period.

Merchandising

Merchandising cost of sales decreased to $2.5 million, or 41%, from $4.2 for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021 which is line with the revenue reduction noted above.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Sales and marketing expenses	$4,727	$7,348	-36%
Product development	2,857	4,333	-34%
General and administrative	6,685	18,623	-64%
Impairment of intangible assets	1,356	-	100%
Amortization of intangible assets	2,755	3,023	-9%
Total Other Operating Expenses	$18,830	$33,327	-43%

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.6 million, or 36%, to $4.7 million for the six months ended September 30, 2022, as compared to $7.3 million for the six months ended September 30, 2021. The decrease was largely due to lower salaries and wages of $1.0 million and stock-based compensation of $1.6 million.

Product Development

Product development expenses decreased $1.5 million, or 34%, to $2.9 million for the six months ended September 30, 2022, as compared to $4.3 million for the six months ended September 30, 2021. The decrease was primarily due to headcount reductions.

General and Administrative

General and administrative expenses decreased $11.9 million, or 64%, to $6.7 million for the six months ended September 30, 2022, as compared to $18.6 million for the six months ended September 30, 2021. The decrease was largely due to a decrease in share-based compensation of $5.8 million and salaries and benefits of $6.0 million, primarily driven by the reduction of corporate personnel.

 Impairment of Intangible Assets

Impairment of intangible assets increased $1.4 million, or 100%, to $1.4 million for the three months ended September 30, 2022, as compared to none for the six months ended September 30, 2021, which is attributed to the impairment of intangible assets of React Presents acquisition, see Note 6 – Goodwill and Intangible Assets.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.3 million, or 9%, to $2.8 million for the six months ended September 30, 2022, as compared to $3.0 million for the six months ended September 30, 2021. The decrease was primarily due to no significant changes to the intangible assets year over year.

Total Other Expense, net

Total other expense, net was as follows (in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Total other expense, net	$(1,285)	$(3,654)	-65%

Total other expense, net decreased $2.4 million, or 65%, to $1.3 million for the six months ended September 30, 2022, as compared to $3.6 million expense for the six months ended September 30, 2021. The decrease was due to an increase in other income of $3.8 million from the prior year period as a result of the settlement of an acquisition earnout in the current period partially offset by increased interest expense primarily attributable to accretion of interest on our debt discounts related to the PC1 Bridge loan in the current period.

Non-GAAP Measures

Contribution Margin

Contribution Margin is a non-GAAP financial measure defined as Revenue less Cost of Sales.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before (a) non-cash GAAP purchase accounting adjustments for certain deferred revenue and costs, (b) legal, accounting and other professional fees directly attributable to acquisition activity, (c) employee severance payments and third party professional fees directly attributable to acquisition or corporate realignment activities, (d) certain non-recurring expenses associated with legal settlements or reserves for legal settlements in the period that pertain to historical matters that existed at acquired companies prior to their purchase date, (e) depreciation and amortization (including goodwill and intangible asset impairment, if any), and (f) certain stock-based compensation expense. We use Adjusted EBITDA to evaluate the performance of our operating segment. We believe that information about Adjusted EBITDA assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. Adjusted EBITDA is not calculated or presented in accordance with GAAP. A limitation of the use of Adjusted EBITDA as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, Adjusted EBITDA should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA Margin

Adjusted EBITDA Margin is a non-GAAP financial measure that we define as the ratio of Adjusted EBITDA to Revenue.

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Net Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other (Income) Expense	(Benefit) Provision for Taxes	Adjusted EBITDA
Three Months Ended September 30, 2022
Operations - Audio	$2,434	$2,049	$790	$92	$1,163	$-	$6,528
Operations - Other	(2,854)	1,586	79	3	364	-	(821)
Corporate	(2,989)	6	527	246	866	29	(1,316)
Total	$(3,409)	$3,641	$1,396	$341	$2,393	$29	$4,391

Three Months Ended September 30, 2021
Operations - Audio	$(996)	$2,173	$754	$63	$583	$-	$2,577
Operations - Other	(2,255)	233	431	46	135	-	(1,411)
Corporate	(11,985)	9	3,662	227	4,847	2	(3,238)
Total	$(15,236)	$2,415	$4,847	$336	$5,565	$5	$(2,071)

	Net Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other (Income) Expense	(Benefit) Provision for Taxes	Adjusted EBITDA
Six Months Ended September 30, 2022
Operations - Audio	$5,268	$4,097	$1,074	$171	$(784)	$-	$9,826
Operations - Other	(3,457)	1,858	169	115	395	-	(920)
Corporate	(3,872)	12	941	(1,319)	1,673	27	(2,538)
Total	$(2,061)	$5,967	$2,184	$(1,033)	$1,284	$27	$6,368

Six Months Ended September 30, 2021
Operations - Audio	$(6,531)	$4,317	$2,542	$84	$405	$-	$817
Operations - Other	375	460	786	262	(338)	-	1,545
Corporate	(17,131)	17	6,603	733	3,587	7	(6,184)
Total	$(23,287)	$4,794	$9,931	$1,079	$3,654	$7	$(3,822)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021

Revenue:	$23,532	$21,924
Less:
Cost of sales	(13,742)	(16,051)
Amortization of developed technology	(1,151)	(1,156)
Gross Profit	8,639	4,717

Add back amortization of developed technology:	1,151	1,156
Contribution Margin	$9,790	$5,873

	Six Months Ended September 30,
	2022	2021

Revenue:	$46,755	$60,691
Less:
Cost of sales	(29,125)	(46,990)
Amortization of developed technology	(1,928)	(1,928)
Gross Profit	15,702	11,773

Add back amortization of developed technology:	1,928	1,928
Contribution Margin	$17,630	$13,701

Business Segment Results

Three Months Ended September 30, 2022, as compared to Three Months Ended September 30, 2021

Audio Group Operations

Our Audio Group Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Revenue	$21,180	$18,686	13%

Cost of Sales	12,781	13,377	-4%
Sales & Marketing, Product Development and G&A	3,639	4,141	-12%
Intangible Asset Amortization	1,212	1,330	-9%
Operating Income (Loss)	3,548	(162)	-2,290%
Operating Margin	17%	-1%	-2,032%
Adjusted EBITDA*	$6,528	$2,577	153%
Adjusted EBITDA Margin*	31%	14%	123%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $2.5 million, or 13%, during the three months ended September 30, 2022, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Income

Operating income increased $3.7 million, or 14%, to $3.5 million for the three months ended September 31, 2022, as compared to a $0.2 million loss for the three months ended September 30, 2021, as a result of the $2.5 million increase in revenue as noted above offset by reductions in salaries and other expenses along with settlements entered into during the current period.

Adjusted EBITDA

Operations EBITDA increased by $4.0 million, or 153%, to $6.5 million for the three months ended September 30, 2022, as compared to $2.6 million for the three months ended September 30, 2021. This was largely due to the increased contribution margin and lower operating expenses, described above.

Media Group Operations

Our Media Group Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Revenue	$2,352	$3,238	-27%

Cost of Sales	962	2,673	-64%
Sales & Marketing, Product Development and G&A	2,350	2,823	-17%
Intangible Asset Amortization	1,468	187	685%
Operating Income (Loss)	$(2,448)	$(2,456)	-1%
Operating Margin	-103%	-76%	37%
Adjusted EBITDA*	$(821)	$(1,410)	-42%
Adjusted EBITDA Margin*	-35%	-44%	-20%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.9 million, or 27%, during the three months ended September 30, 2022, as compared to $3.3 million for the three months ended September 30, 2021, primarily due to decrease in events which took place in the prior year.

Operating Loss

Operating loss remained constant at a loss of $2.4 million for both the three months ended September 31, 2022 and 2021, as a result of the decrease in revenue being offset by the decrease in expenses due to a reduction in staff and credits due to settlements of payables made during the quarter.

Adjusted EBITDA

Adjusted EBITDA loss decreased by $0.6 million, or 42%, to $0.8 million loss for the three months ended September 30, 2022, as compared to $1.4 million loss for the three months ended September 30, 2021. This was largely due to the increased contribution margin and lower operating expenses, described above.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	% Change
Sales & Marketing, Product Development and G&A	$2,087	$7,050	-70%
Operating Loss	$(2,087)	$(7,050)	70%
Operating Margin	N/A	N/A	N/A %
Adjusted EBITDA*	$(1,316)	$(3,238)	-59%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Operating Loss

Operating loss decreased $5.0 million, or 70%, to $2.1 million for the three months ended September 30, 2022, as compared to $7.1 million for the three months ended September 30, 2021 largely as a result of decreased salaries and wages of $1.4 million due to the reduction of corporate personnel and increased stock-based compensation of $3.3 million.

Adjusted EBITDA

Adjusted EBITDA increased $1.9 million, or 60%, to a loss of $2.1 million for the three months ended September 30, 2022, as compared to a loss of $7.1 million for three months ended September 30, 2021. The increase was largely due to the decrease in cash based operating costs related to salaries and wages.

Six Months Ended September 30, 2022 as compared to Six Months Ended September 30, 2021

Audio Group Operations

Our Audio Group Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Revenue	$41,987	$35,694	18%

Cost of Sales	27,315	27,294	-%
Sales & Marketing, Product Development and G&A	8,031	8,451	-5%
Intangible Asset Amortization	2,427	2,659	-9%
Operating Income (Loss)	4,214	(2,710)	255%
Operating Margin	10%	-8%	232%
Adjusted EBITDA*	$9,826	$817	1,103%
Adjusted EBITDA Margin*	23%	2%	922%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $6.3 million, or 18%, during the six months ended September 30, 2022, primarily due to increased membership revenue of $6.0 million as a result of membership growth with our largest OEM customer, an increase in advertising revenue of $0.3 million as a result of slowing growth.

Operating Income

Operating income increased $7.1 million, or 262%, to $4.4 million for the six months ended September 31, 2022, as compared to a $2.7 million loss for the six months ended September 30, 2021, as a result of the $6.3 million increase in revenue as noted above offset by a decrease in expense as a result of  credits earned through settlements of amounts owed to vendors and reductions in salaries.

Adjusted EBITDA

Adjusted EBITDA increased by $9.0 million, or 1,101%, to $9.8 million for the six months ended September 30, 2022, as compared to $2.6 million for the six months ended September 30, 2021. This was largely due to the increased contribution margin and lower operating expenses, described above.

Media Group Operations

Our Media Group Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Revenue	$4,768	$24,997	-81%

Cost of Sales	1,990	19,696	-90%
Sales & Marketing, Product Development and G&A	4,068	8,752	-54%
Intangible Asset Amortization	1,684	364	363%
Operating Income (Loss)	(2,974)	(3,815)	-22%
Operating Margin	-62%	-15%	309%
Adjusted EBITDA*	$(920)	$1,545	-160%
Adjusted EBITDA Margin*	-19%	6%	-412%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $20.2 million, or 81%, during the six months ended September 30, 2022, as compared to $4.8 million for the six months ended September 30, 2021, primarily due to a reduction demand from both retail partners and our direct to consumer business which impacted our merchandise compared to the prior year.

Operating Loss

Operating loss decreased by $0.8 million, or 22%, during the six months ended September 30, 2022, as compared to a $3.0 million loss for the six months ended September 30, 2021, as a result of the decreases in expenses due to a reduction in staff and credits due to settlements of payables made during the six months partially offset by a decrease in contribution margin in the six months ended September 30, 2022 compared to the prior year.

Adjusted EBITDA

Adjusted EBITDA decreased by $2.5 million, or 160%, to a loss of $0.9 million loss for the three months ended September 30, 2022, as compared to $1.5 million for the six months ended September 30, 2021. This was largely due to the decrease in contribution margin offset by lower operating expenses, described above.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended September 30,
	2022	2021	% Change
Sales & Marketing, Product Development and G&A	$2,170	$13,101	-83%
Operating Loss	$(2,170)	$(13,101)	83%
Operating Margin	N/A	N/A	N/A %
Adjusted EBITDA*	$(2,538)	$(6,184)	-59%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Operating Loss

Operating loss decreased $10.9 million, or 83%, to $2.1 million for the six months ended September 30, 2022, as compared to $13.1 million for the six months ended September 30, 2021 largely as a result of decreased salaries and wages of $3.2 million due to the reduction of corporate personnel, a reduction of $2.4 million in legal and accounting fees and a decrease in stock-based compensation of $5.6 million.

Adjusted EBITDA

Adjusted EBITDA increased $3.6 million, or 59%, to a loss of $2.5 million for the six months ended September 30, 2022, as compared to a loss of $6.2 million for six months ended September 30, 2021. The increase was largely due to the decrease in cash based operating costs related to salaries and wages.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $7.4 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, public offerings, bank debt financing in fiscal year 2018 and the secured convertible debentures financing in June 2018 and February 2019. In June 2021 we entered into a Revolving Credit Facility (See Note 12 – Senior Secured Revolving Line of Credit to our condensed consolidated financial statements) and drew down aggregate advance amounts of $7.0 million. In July 2022, PodcastOne completed the PC1 Bridge Loan (as defined below) raising gross proceeds of $8,035,000, of which we purchased $3,000,000 of (excluding the OID (as defined below)). As of September 30, 2022, we had notes payable balance of $0.5 million, $5.9 million in aggregate principal amount of unsecured convertible notes, secured convertible notes with aggregate principal balances of $15.0 million, $5.8 million PC1 Bridge Loan and a senior secured revolving credit facility with a principal balance of $7.0 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have an accumulated deficit of $215.9 million and cash used of $6.8 million from operating activities for the six months ended September 30, 2022 and had a working capital deficiency of $19.4 million as of September 30, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

In July 2022, PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8,838,500 (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8,035,000 pursuant to the Subscription Agreements entered into with the Purchasers. In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares of PodcastOne’s common stock, par value $0.00001 per share (See Note 9 – PodcastOne Bridge Loan). As part of the PC1 Bridge Loan, we purchased $3,000,000 (excluding the OID) worth of PC1 Notes.

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

In the future, we may utilize additional commercial financings, bonds, notes, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our unsecured convertible notes, and pay down our debt, in part or in full, subject to repayment limitation set forth in the credit agreement. Management plans to fund its operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a new universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC, which was declared effective by the SEC on February 17, 2022. Under the New Shelf S-3, we have the ability to raise up to $150.0 million in cash from the sale of our equity, debt and/or other financial instruments.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(6,797)	$(6,981)
Net cash used in investing activities	(1.278)	(2,042)
Net cash provided by financing activities	2,312	6,991
Net change in cash, cash equivalents and restricted cash	$(5,763)	$(2,032)

Cash Flows Used In Operating Activities

For the six months ended September 30, 2022

Net cash used in our operating activities of $6.8 million primarily resulted from our net loss during the period of ($2.1) million, which included non-cash charges of $0.6 million largely comprised of depreciation and amortization, stock-based compensation, write-off of accrued expenses, impairment charges and changes in fair values of derivatives. The remainder of our sources of cash used in operating activities of $(5.3) million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and deferred revenue.

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

Cash Flows Used In Investing Activities

For the six months ended September 30, 2022

Net cash used in investing activities of ($1.3) million was primarily due to the ($1.3) million cash used for the purchase of capitalized internally developed software costs during the six months ended September 30, 2022.

For the six months ended September 30, 2021

Net cash used in investing activities of ($2.0) million was primarily due to the ($2.0) million cash used for the purchase of capitalized internally developed software costs during the six months ended September 30, 2021.

Cash Flows Provided by Financing Activities

For the six months ended September 30, 2022

Net cash provided by financing activities of $2.3 million was due to $4.7 million of proceeds from our PC1 Bridge Loan of $4.4 million and $0.3 million on proceeds from a notes payable financing offset by a $1.9 million payment for treasury stock and a $0.4 million payment of a contingent consideration.

For the six months ended September 30, 2021

Net cash provided by financing activities of $7.0 million was due to proceeds from the drawdown on the revolving line of credit of $7.0 million and proceeds from employee stock options of $0.6 million, partially offset by payments on capital lease liabilities of ($0.2) million and the repayment of a note payable of ($0.4) million.

Debt Covenants

As of September 30, 2022, we were in full compliance with all covenants.

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

There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 16 - Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 43% of our consolidated revenue for the six months ended September 30, 2022, and 35% of our consolidated revenue for the six months ended September 30, 2021. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our accompanying condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception. As of September 30, 2022, we had an accumulated deficit of $215.9 million and a working capital deficiency of $19.4 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

At maturity, the entire outstanding principal amount of the senior secured notes, Harvest Notes and convertible notes will become due and payable by us. As of September 30, 2022, $5.0 million is due in fiscal 2024, $26.9 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2025, and $0.1 million thereafter.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of September 30, 2022 was $29.9 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with senior facility lender and the holders of the Harvest Notes contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the holders of the Harvest Notes or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

If we do not comply with the provisions of the senior credit facility and the Harvest Notes, our lenders may terminate their obligations to us, accelerate their debt and require us to repay all outstanding amounts owed thereunder.

The senior credit facility and the Harvest Notes contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement) and of Free Cash (as defined in the Harvest Notes). If an event of default occurs and is continuing, the lenders may among other things, terminate their obligations thereunder, accelerate their debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 19, 2022, we filed ex parte application with the court to either (i) set aside the default and vacate such default judgment, or (ii) shorten time to hear our motion to set aside such default and vacate such default judgment and stay the consent order, and to convene a status and mandatory settlement conference. On October 25, 2022, SX filed an opposition to such application. While we are continuing our business and operations as usual and are in continuing discussions with SX to settle this matter and remove or discharge such judgement, our debt agreements with the holders of the Harvest Notes contains a covenant that if a judgment not covered by insurance in excess of $250,000 is entered against us and, within 60 days after entry thereof, such judgment is not discharged or satisfied or execution thereof stayed pending appeal, or within 60 days after the expiration of any such stay, such judgment is not discharged or satisfied, such event would constitute an event of default under such debt agreements and allow the lenders at their option to immediately accelerate their debt and require us to repay all outstanding amounts owed thereunder. Our debt agreements with the provider of the senior credit facility contains a covenant that if a material adverse change occurs in our financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require us to repay all outstanding amounts owed thereunder. As of September 30, 2022, we were in full compliance with these covenants.

Risks Related to Our Company

We depend upon third-party licenses for sound recordings and musical compositions and other content and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results and financial condition.

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

We generally obtain licenses for two types of rights with respect to musical compositions: mechanical rights and public performance rights. With respect to mechanical rights, for example, in the United States, the rates we pay are, to a significant degree, a function of a ratemaking proceeding conducted by an administrative agency called the Copyright Royalty Board. The rates that the Copyright Royalty Board set apply both to compositions that we license under the compulsory license in Section 115 of the Copyright Act of 1976 (the “Copyright Act”), and to a number of direct licenses that we have with music publishers for U.S. rights, in which the applicable rate is generally pegged to the statutory rate set by the Copyright Royalty Board. The most recent proceeding before the Copyright Royalty Board (the “Phonorecords III Proceedings”) set the rates for the Section 115 compulsory license for calendar years 2018 to 2022. The Copyright Royalty Board issued its initial written determination on January 26, 2018. The rates set by the Copyright Royalty Board may still be modified if a party appeals the determination and are also subject to further change as part of future Copyright Royalty Board proceedings. If any such rate change increases, our sound recordings and musical compositions license costs may substantially increase and impact our ability to obtain content on pricing terms favorable to us, and it could negatively harm our business, operating results and financial condition and hinder our ability to provide interactive features in our services or cause one or more of our services not to be economically viable. Based on management’s estimates and forecasts for the next two fiscal years, we currently believe that the proposed rates will not materially impact our business, operating results, and financial condition. However, the proposed rates are based on a variety of factors and inputs which are difficult to predict in the long-term. If Slacker’s business does not perform as expected or if the rates are modified to be higher than the proposed rates, its content acquisition costs could increase and impact its ability to obtain content on pricing terms favorable to us, which could negatively harm Slacker’s business, operating results and financial condition and hinder its ability to provide interactive features in its services, or cause one or more of Slacker’s services not to be economically viable.

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of September 30, 2022, we owed $13.4 million in aggregate royalty payments to such PROs.

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

Even when we can enter into license agreements with rights holders, we cannot guarantee that such agreements will continue to be renewed indefinitely. For example, from time to time, our license agreements with certain rights holders and/or their agents may expire while we negotiate their renewals and, per industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended, including by our continuing to make music available. During these periods, we may not have assurance of long-term access to such rights holders’ content, which could have a material adverse effect on its business and could lead to potential copyright infringement claims.

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

PodcastOne relies on integrations with advertising platforms, demand-side platforms (“DSPs”), proprietary platforms and ad servers, over which it exercises very little control.

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

Risks Related to Our Intended Spin-Out of PodcastOne as a Separate Public Company and Related Special Dividend.

We may be unable to complete the Spin-Out of PodcastOne as a separate public company and related special dividend, and we may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Out.

We believe that as a result of the intended spin-out of PodcastOne as an independent publicly-traded company (the “Spin-Out”), PodcastOne will be able to, among other things, better focus its financial and operational resources on its specific business, implement and maintain a capital structure designed to meet its specific needs, design and implement corporate strategies and policies that are targeted to its business, more effectively respond to industry dynamics and create effective incentives for its management and employees that are more closely tied to its business performance. We also believe that the Spin-Out will result in significant benefits to our Company and our stockholders as a result of unlocking the value we believe that PodcastOne has as a standalone publicly traded company. In connection with the Spin-Out, we plan to complete a special dividend of between 5% and 10% of PodcastOne’s common stock to our stockholders of record as of December 22, 2022 that are eligible to receive the special dividend (the “Special Dividend”). Other criteria to determine our stockholders eligible for the Special Dividend shall be determined and announced by us at a later date. However, we cannot assure you that we will be able to complete the Spin-Out due to many factors outside of our control.

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

Our and PodcastOne’s debt agreements contain certain provisions requiring the consent of our senior lenders and certain conditions to be satisfied in order for us to complete the Spin-Out and the Special Dividend. If these consents are not obtained or such conditions are not satisfied, we may be in breach of such agreements, and we may not be able to consummate the Spin-Out and the Special Dividend.

Our and PodcastOne’s debt agreements contain certain provisions that require the consent of our senior lenders and for certain conditions to be satisfied in order for us to complete the Spin-Out. and the Special Dividend, and to determine the amount of the Special Dividend and our stockholders Special Dividend eligibility. In addition, we will be required to comply with applicable rules and regulations to consummate the Spin-Out and the Special Dividend. For example, our senior lenders will need to specifically consent to the Special Dividend and the amount thereof. Furthermore, we agreed not to effect any Qualified Financing or Qualified Event (each as defined in PodcastOne’s offering documents with respect to its completed private placement of its unsecured convertible notes), as applicable, unless (i) PodcastOne’s post-money valuation at the time of the Qualified Event is at least $150 million, and (ii) immediately following such event we own no less than 66% of PodcastOne’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority in principal of such notes (excluding our Company) and our senior lenders, as applicable. Failure to obtain such consents on commercially reasonable and satisfactory terms, or at all, may cause us to be in breach of such agreements and we may not be able to consummate the Spin-Out and the Special Dividend.

The risks described above do not necessarily comprise of all those associated with our intended Spin-Out.

Risks Related to the Ownership of Our Common Stock

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and any acquisition or financing agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

During the six months ended September 30, 2022, we issued 2,429,859 shares of our common stock valued at $2.6 million to various consultants and vendors. We valued these shares at prices between $0.57 and $1.30 per share, the market price of our common stock on the date of issuance.

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

During the three months ended September 30, 2022, we issued 1,579,153 restricted stock units to various employees and consultants. We valued these restricted stock units between $0.98 and $1.21 per share, the market price of our common stock on the date of issuance. The shares of our common stock underlying these awards were registered on our Registration Statements on Form S-8, filed with the SEC on August 24, 2021 and November 12, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2022 – July 31, 2022	617,501	$1.1101	1,803,722	196,278 shares
August 1, 2022 – August 31, 2022	196,278	$1.3021	2,000,000	0
September 1, 2022 – September 30, 2022	-	$-	-	0
Total (July 1, 2022 - September 30, 2022)	813,779	$1.1564	2,000,000	0

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 30, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.4	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).
3.5	Certificate of Merger, dated as of September 30, 2021, between the Company and LiveOne, Inc. ((Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2021).
4.1	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.2	8.5% Senior Secured Convertible Note, dated as of September 15, 2020, issued by the Company to Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
4.3	Promissory Note, dated as of June 2, 2021, issued by the Company to East West Bank (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
4.5	Form of 10% Original Issue Discount Convertible Promissory Note, dated July 15, 2022, issued by PodcastOne to the purchasers thereof (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
4.6	Form of Warrants, dated July 15, 2022, issued by PodcastOne to the purchasers of PodcastOne’s 10% Original Issue Discount Convertible Promissory Notes, dated July 15, 2022 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Amendment No. 2 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.8†	Amendment No. 1 to Employment Agreement, dated as of December 14, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.9†	Employment Agreement, dated as of July 15, 2019, between the Company and Dermot McCormack (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2019).
10.10†£	Employment Offer Letter, dated as of March 6, 2019, between the Company and Aaron Sullivan (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2022).
10.11†	Amendment No. 1 to Employment Offer Agreement, dated as of dated as of October 26, 2020 and effective as of October 1, 2020, between the Company and Aaron Sullivan. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2022).
10.12	Stock Purchase Agreement, dated as of May 7, 2020, among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.13£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).
10.14£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 5, 2020).
10.15	Subsidiary Guarantee, dated as of September 15, 2020, made by each of the Guarantors, in favor of the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).

10.16	Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.17	Intellectual Property Security Agreement, dated as of September 15, 2020, among the Company, the Guarantors and the Secured Party (as defined therein) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2020).
10.18	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.19	Amendment of Notes Agreement, dated as of June 3, 2021, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2021).
10.20	Amendment No. 2 of Notes Agreement, dated as of July 6, 2022, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2022).
10.21	Amendment No. 2 of Notes Agreement, dated as of July 6, 2022, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2022).
10.22	Stock Purchase Agreement, dated as of December 22, 2020, among the Company, Custom Personalization Solutions, Inc., LiveXLive Merchandising, Inc., the persons identified as “Sellers” on the signature pages thereto, and Scott R. Norman, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020).
10.23	Business Loan Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.24	Commercial Security Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.25	Form of Subscription Agreement, dated as of July 15, 2022, between PodcastOne and the purchasers of PodcastOne’s 10% Original Issue Discount Convertible Promissory Notes, dated July 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
10.26	Placement Agency Agreement, dated July 15, 2022, between PodcastOne and Joseph Gunnar & Co., LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEONE INC.

Date: November 17, 2022	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 17, 2022	By:	/s/ Aaron Sullivan
Aaron Sullivan
Interim Chief Financial Officer and Executive Vice President (Interim Principal Financial Officer and Interim Principal Accounting Officer)