Form 10-Q
period 2022-12-31
LiveOne, Inc.
filed 2023-02-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 13, 2023, there were 87,100,153 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LIVEONE, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	December 31,	March 31,
	2022	2022
		(Audited)
Assets
Current Assets
Cash and cash equivalents	$8,253	$12,894
Restricted cash	240	260
Accounts receivable, net	13,885	13,687
Inventories	2,597	2,599
Prepaid expense and other current assets	2,753	1,868
Total Current Assets	27,728	31,308
Property and equipment, net	3,677	4,688
Goodwill	23,379	23,379
Intangible assets, net	11,279	16,720
Other assets	507	728
Total Assets	$66,570	$76,823

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$29,695	$45,418
Accrued royalties	10,556	13,530
Notes payable, current portion	15	12
Bridge Loan	3,774	-
Deferred revenue	989	1,157
Derivative liabilities	2,393	18
Total Current Liabilities	47,422	60,135
Senior secured convertible notes, net	13,719	13,632
Unsecured convertible notes, net - related party	5,580	5,879
Senior secured revolving line of credit, net	7,000	6,965
Notes payable, net	148	148
Lease liabilities, noncurrent	242	468
Other long-term liabilities	4,432	174
Deferred income taxes	338	338
Total Liabilities	78,881	87,739

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 85,677,980 and 82,546,189 shares issued and outstanding, respectively	88	83
Additional paid in capital	208,001	202,854
Treasury stock	(1,938)	-
Accumulated deficit	(218,462)	(213,853)
Total stockholders’ equity (deficit)	(12,311)	(10,916)
Total Liabilities and Stockholders’ Equity (Deficit)	$66,570	$76,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Revenue:	$27,309	$32,895	$74,063	$93,586

Operating expenses:
Cost of sales	19,362	27,666	48,487	74,654
Sales and marketing	1,608	3,466	6,334	10,814
Product development	1,035	1,657	3,892	5,990
General and administrative	4,535	8,550	11,220	27,173
Impairment of intangibles	-	-	1,356	-
Amortization of intangible assets	1,343	1,524	4,098	4,547
Total operating expenses	27,883	42,863	75,387	123,178
Loss from operations	(574)	(9,668)	(1,324)	(29,592)

Other income (expense):
Interest expense, net	(2,220)	(1,052)	(5,793)	(3,180)
Loss on extinguishment of debt	-	-	-	(4,321)
Forgiveness of PPP loans	-	-	-	2,511
Other income (expense)	257	(811)	2,523	(528)
Total other expense, net	(1,963)	(1,863)	(3,270)	(5,518)

Loss before provision for (benefit from) income taxes	(2,537)	(11,831)	(4,594)	(35,110)

Provision for (benefit from) income taxes	11	(40)	15	(32)
Net loss	$(2,548)	$(11,791)	$(4,609)	$(35,078)

Net loss per share – basic and diluted	$(0.03)	$(0.15)	$(0.05)	$(0.45)
Weighted average common shares – basic and diluted	85,585,117	78,188,050	84,009,003	77,670,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Common Stock in Treasury		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance as of March 31, 2022	82,546,189	$83	$202,854	$(213,853)	-	$-	$(10,916)
Stock-based compensation	638,083	-	2,570	-	-	-	2,570
Issuance of shares pursuant to restricted stock units	1,681,653	2	-	-	-	-	2
Issuance of shares for modification of debt instruments	1,000,000	2	1,140	-	-	-	1,142
Issuance of shares for settlement of earnout	414,137	-	493	-	-	-	493
Issuance of shares for settlement of accrued expenses	1,397,918	1	944	-	-	-	945
Treasury stock purchases	-	-	-	-	(2,000,000)	(1,938)	(1,938)
Net loss	-	-	-	(4,609)	-	-	(4,609)
Balance as of December 31, 2022	87,677,980	$88	$208,001	$(218,462)	(2,000,000)	$(1,938)	$(12,311)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	76,807,898	$77	$178,000	$(169,941)	$8,136
Stock-based compensation	536,770	1	13,288	-	13,289
Vested employee restricted stock units	1,247,915	1	-	-	1
Interest paid in kind	-	-	35	-	35
Exercise of employee stock options	400,460	-	872	-	872
Shares issued for CPS acquisition	791,398	1	1,825	-	1,826
Shares issued for Gramophone acquisition	79,365	-	89	-	89
Purchase price adjustment in connection with CPS acquisition	-	-	301	-	301
Unsecured convertible note premium	-	-	4,199	-	4,199
Shares issued on amendment of unsecured and secured convertible notes	1,248,797	1	3,484	-	3,485
Net loss	-	-	-	(35,078)	(35,078)
Balance as of December 31, 2021	81,112,603	$81	$202,093	$(205,019)	$(2,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(4,609)	$(35,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,025	7,230
Interest paid in kind	320	35
Stock-based compensation	2,544	12,059
Amortization of debt discount	2,652	986
Change in fair value of bifurcated embedded derivatives	(732)	(110)
Change in fair value of contingent consideration liability	(2,220)	(173)
Settlement of accrued expenses	(7,649)	-
Impairment of fixed assets	146	-
Impairment of intangibles	1,356	-
Forgiveness of PPP Loans	-	(2,511)
Loss on extinguishment of debt	-	4,321
Debt conversion expense	-	756
Deferred income taxes	-	(41)
Changes in operating assets and liabilities:
Accounts receivable	(198)	(7,297)
Prepaid expenses and other current assets	(1,544)	921
Inventories	2	(328)
Other assets	221	255
Deferred revenue	(168)	387
Accounts payable and accrued liabilities	(1,770)	8,536
Other liabilities	-	(174)
Net cash used in operating activities	(4,624)	(10,226)

Cash Flows from Investing Activities:
Acquisition of Gramophone	-	(150)
Purchases of property and equipment	(2,036)	(2,888)
Purchases of intangible assets	(13)	(84)
Net cash used in investing activities	(2,049)	(3,122)

Cash Flows from Financing Activities:
Repayment of note payable	(426)	(351)
Proceeds from PodcastOne bridge loan	4,376	-
Payment of notes payable – related party	(300)	-
Payments on capital lease liability	-	(252)
Purchase of treasury stock	(1,938)	-
Proceeds from exercise of employee stock options	-	872
Proceeds from drawdown on senior secured revolving line of credit	-	6,965
Proceeds from notes payable – related party	300	-
Net cash provided by financing activities	2,012	7,234

Net change in cash, cash equivalents and restricted cash	(4,661)	(6,114)
Cash, cash equivalents and restricted cash, beginning of period	13,154	18,770
Cash, cash equivalents and restricted cash, end of period	$8,493	$12,656

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$8
Cash paid for interest	$1,264	$1,081

Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally developed software	$26	$148
Fair value of 1,397,918 shares of common stock issuable in connection with the settlement of accrued expenses and prepayment for services	$945	$-
Fair value of 1,000,000 shares of common stock issuable in connection with the modification of debt instruments	$1,142	$-
Fair value of 414,137 shares of common stock issuable in connection with the settlement of earnout	$493	$-
Fair value of 60,000 shares of common stock issued in connection with Secured Convertible Notes	$-	$320
Fair value of 33,654 shares of common stock issued in connection with Unsecured Convertible Notes	$-	$122
Fair value of 1,155,143 shares of common stock issued upon conversion of Unsecured Convertible Notes	$-	$3,045
Forgiveness of PPP loan	$-	$2,511
Fair value of warrant and derivative liability issued with debt instruments	$3,107	$-
Fair value of shares issued in connection with CPS acquisition	$-	$2,127
Fair value of 79,365 shares of common stock issued in connection with the Gramophone acquisition	$-	$89
Fair value of unsecured convertible note premium	$-	$4,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEONE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2022 and 2021

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2022, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated financial statements for the nine months ended December 31, 2022. The results for the nine months ended December 31, 2022 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2023 (“fiscal 2023”). The condensed consolidated balance sheet as of March 31, 2022 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022 (the “2022 Form 10-K”).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $8.5 million as of December 31, 2022). As reflected in its condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, with the exception of net income of $1.3 million during the quarter ended June 30, 2022 and had a working capital deficiency of $19.7 million as of December 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and determined it is eligible for Employee Retention Credits related to payroll taxes paid during the quarter ended December 31, 2021. In accordance with ASC 105-10-05-02, the Company analogized to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance, and determined that the payroll tax credit will be recognized as a reduction to the payroll tax expense when it is reasonably assured that the credit will be received. As of March 31, 2022, the Company received confirmation the credit would be approved and recognized the credit of $1.2 million as a reduction of payroll tax expense for the year ended March 31, 2022. The Company does not anticipate the associated impacts of the other provisions, if any, will have a material effect on its provision for income taxes.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions has occurred before the receipt of goods or services, a receivable is recorded. Barter revenue for the three months ended December 31, 2022 and 2021 was $2.0 million and none, respectively. Barter revenue for the nine months ended December 31, 2022 and 2021 was $5.1 million and $3.1 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at December 31, 2022 and March 31, 2022 was less than $0.1 million, respectively.

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

Revenue from the Company’s ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets, including both online pay-per-view (“PPV”) tickets as well as tickets physically purchased through a ticket sale vendor. For primary tickets sold to the Company’s PPV and festival events the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. For PPV arrangements that include multiple performance obligations, i.e., delivery of the online stream, sponsorships, digital meet and greet, or physical merchandise, the Company allocates the total contract consideration to each performance obligation using the standalone selling price. If the standalone selling price is not readily determinable, it is estimated using observable inputs including an adjusted market-based approach, expected cost plus margin, or the residual approach.

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

At December 31, 2022 and 2021, the Company had 2,431,681 and 3,438,624 options outstanding, respectively, 1,905,364 and 3,943,095 restricted stock units outstanding, respectively, and 5,960,593 and 5,403,693 shares of common stock issuable, respectively, underlying the Company’s convertible debt.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the nine months ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Cash and cash equivalents	$8,253	$12,396
Restricted cash	240	260
Total cash and cash equivalents and restricted cash	$8,493	$12,656

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of December 31, 2022 and March 31, 2022, the Company had restricted cash of $0.2 million and $0.3 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. On December 31, 2022, the Company had one customer that made up 28% of the total accounts receivable balance. On March 31, 2022, the Company had one customer that made up 24% of the total accounts receivable balance.

The Company’s accounts receivable at December 31, 2022 and March 31, 2022 is as follows (in thousands):

	December 31,	March 31,
	2022	2022
Accounts receivable, gross	$14,444	$14,404
Less: Allowance for doubtful accounts	(559)	(717)
Accounts receivable, net	$13,885	$13,687

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

As the loans were forgiven and we were released from being the primary obligor, the Company recognized income in the amount forgiven in accordance with ASC 470-20. The Company recognized a gain on forgiveness of the PPP loans of none and $2.5 million during the nine months ended December 31, 2022 and 2021, respectively, and is included in total other expense, net in the accompanying condensed consolidated statements of operations.

Concentration of Credit Risk

The Company maintains cash balances at commercial banks. Cash balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Debt with Warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as interest expense in the consolidated statements of operations. The offset to the contra-liability is recorded as either a liability or within equity in the Company’s consolidated balance sheets depending on the accounting treatment of the warrants. The Company determines the value of the warrants using an appropriate valuation method, including a Black-Scholes or Monte-Carlo Simulation. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statements of operations. The debt is treated as conventional debt.

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

Debt Modifications and Extinguishments

When the Company modifies or extinguishes debt, it first evaluates whether the modification qualifies as a troubled debt restructuring (TDR) under ASC Topic 470-60, which requires debt modifications to be evaluated if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. If a TDR is determined not to have occurred, the Company evaluates the modification in accordance with ASC Topic 470-50-40, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms is accounted for like an extinguishment.

If there is a conversion feature within the debt instrument, the Company evaluates whether the conversion feature should be bifurcated under ASC 815 as a derivative. If the Company believes the embedded conversion feature has no fair value on the date of issuance (measurement date) and the embedded conversion feature has no beneficial conversion feature, the embedded conversion feature does not meet the criteria in ASC 470-50-40-10 or 470-20-25 and the issuance of the convertible debt is considered a modification, and not an extinguishment that would require the recognition of a gain or loss. If the Company determines the change in fair value of the derivative meets the criteria for substantial modification under ASC 470 it will treat the modification as extinguishment and recognize a loss from debt extinguishment.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue
Membership Services	$13,354	$10,698	$38,226	$29,660
Advertising	8,498	8,541	26,138	25,286
Merchandising	4,825	6,442	8,507	13,058
Sponsorship and Licensing	76	1,194	389	6,498
Ticket/Event	556	6,020	803	19,084
Total Revenue	$27,309	$32,895	$74,063	$93,586

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

For the three months ended December 31, 2022 and 2021, one customer accounted for 42% and 31% of the Company’s consolidated revenues, respectively. For the nine months ended December 31, 2022 and 2021, one customer accounted for 43% and 25% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in deferred revenue balances during the nine months ended December 31, 2022 (in thousands):

Contract Liabilities
Balance as of March 31, 2022	$1,157
Revenue recognized that was included in the contract liability at beginning of period	(506)
Increase due to cash received, excluding amounts recognized as revenue during the period	338
Balance as of December 31, 2022	$989

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

Contingent consideration in the form of a cash earnout of $0.3 million will be paid to the seller of Gramophone if, during the period commencing June 1, 2021 and ending on May 31, 2022 (“First Year Target”), Gramophone reports GAAP revenues of $1.4 million and EBITDA (as defined in the purchase agreement) of $0.3 million. If the First Year Target is not met, the cash earnout will be paid to the seller of Gramophone if, during the period commencing June 1, 2022 and ending on May 31, 2023 (“Second Year Target”), Gramophone reports GAAP revenues of $2 million and EBITDA of $0.5 million. Based on their likelihood of achievement management’s current estimate of the value of the contingent consideration related to the cash earnout was valued at $0.2 million. The contingent consideration liability of $0.2 million is classified within Other Long-Term Liabilities in the accompanying condensed consolidated balance sheets at March 31, 2022 (see Note 15 – Other Long-Term Liabilities). The remaining contingent consideration included in the purchase price was not material and is included in Other Long-Term Liabilities in the accompanying condensed consolidated balance sheet at March 31, 2022. There was no change in the contingent liability balance attributed to Gramophone during the three and nine months ended December 31, 2022.

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s reportable segments. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of Gramophone, the goodwill is not deductible for tax purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed in the Gramophone acquisition (in thousands):

Asset Type	Amortization Period (Years)	Fair Value
Cash and cash equivalents		$4
Accounts receivable		4
Trade name	5	73
Customer list	2	94
Goodwill		459
Deferred revenue		(51)
Deferred tax liability		(41)
Accrued liabilities		(129)
Net assets acquired		$413

The Company incurred less than $0.1 million in transaction costs associated with the Gramophone acquisition, which were expensed and included in General and Administrative in the consolidated statement of operations for fiscal year ended March 31, 2022. No transaction costs were incurred during the three and nine months ended December 31, 2022.

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

If, during the period commencing after May 7, 2020 and ending on July 1, 2022, for five consecutive trading days the closing market price of the Company’s common stock exceeds $5.00 per share, an additional aggregate payment of $3.0 million in cash shall be paid to the sellers of PodcastOne in accordance with their respective pro rata percentage within five business days of the second anniversary of the closing date (July 1, 2022). The fair value of this contingent consideration liability on the closing date of July 1, 2020 was estimated at $1.1 million using a Monte Carlo simulation and the significant unobservable input included a credit yield of 21.9%. During March 2021, the closing price of the Company’s common stock exceeded $5.00 per share for the requisite five consecutive days. During the nine months ended December 31, 2022, the Company settled the contingent liability with the sellers for $0.4 million of cash and issued 414,137 shares with an accounting value of $0.4 million, therefore a gain of $2.2 million was recognized in other income during the nine months ended December 31, 2022 attributed to the settlement of the contingent consideration liability.

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s reportable segments. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of PodcastOne, the goodwill is not deductible for tax purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed in the PodcastOne acquisition (in thousands):

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

The Company agreed to also issue up to approximately 577,000 additional shares of its restricted common stock, classified as contingent consideration, if CPS reported GAAP revenue of at least $20.0 million and $1.0 million of EBITDA (as defined in the purchase agreement) for its fiscal year ended December 31, 2020. Based on their likelihood of achievement this number of shares reflected management’s current estimate and were valued at $1.7 million based on the Company’s stock price on the date of acquisition, net of a 25% discount for lack of marketability. On July 7, 2021, the Company issued 576,923 shares of its restricted common stock to the sellers of CPS as consideration for CPS having satisfied such targets. Accordingly, the Company recorded a $0.2 million benefit to other income (expense) which is included in the consolidated statement of operations for the year ended March 31, 2022.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed in the CPS acquisition (in thousands):

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

The following table presents the revenues, net loss and earnings per share of the combined company for the three and nine months ended December 31, 2021 as if the acquisition of Gramophone had been completed on April 1, 2021 (in thousands, except per share data).

Three Months Ended December 31, 2021 (unaudited)
Revenues	$33,001
Net loss	(11,742)
Net loss per share – basic and diluted	$(0.15)

Nine Months Ended December 31, 2021 (unaudited)
Revenues	$94,190
Net loss	(34,757)
Net loss per share – basic and diluted	$(0.45)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets acquired as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisition which included amortization of acquired intangible assets of $0.1 and $0.3 million during the three and nine months ended December 31, 2021 and 2022, respectively.

Note 5 — Property and Equipment

The Company’s property and equipment at December 31, 2022 and March 31, 2022 was as follows (in thousands):

	December 31,	March 31,
	2022	2022
Property and equipment, net
Computer, machinery, and software equipment	$6,490	$6,609
Furniture and fixtures	565	556
Leasehold improvements	531	531
Capitalized internally developed software	14,162	12,344
Total property and equipment	21,748	20,040
Less accumulated depreciation and amortization	(18,071)	(15,352)
Total property and equipment, net	$3,677	$4,688

Depreciation expense was $1.1 million and $2.9 million for the three and nine months ended December 31, 2022, respectively, and $0.9 million and $2.7 million for the three and nine months ended December 2021, respectively. During the three and nine months ended December 31, 2022, the Company recognized an impairment of $0.1 million related to capitalized internally developed software that is included in product development expense in the condensed consolidated statement of operations.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has one reporting unit. The following table presents the changes in the carrying amount of goodwill for the nine months ended December 31, 2022 (in thousands):

Goodwill
Balance as of March 31, 2022	$23,379
Acquisitions	-
Balance as of December 31, 2022	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets for the nine months ended December 31, 2022 (in thousands):

Tradenames
Balance as of March 31, 2022	$4,637
Acquisitions	-
Impairment losses	-
Balance as of December 31, 2022	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of December 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	1,789	3,577
Customer relationships	6,570	6,570	-
Content creator relationships	772	772	-
Domain names	523	125	398
Brand and trade names	1,143	322	821
Customer lists	2,767	921	1,846
Total	$36,422	$29,780	$6,642

The Company’s finite-lived intangible assets were as follows as of March 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$16,389	$2,892
Intellectual property (patents)	5,366	1,520	3,846
Customer relationships	6,570	6,177	393
Content creator relationships	772	772	-
Domain names	514	83	431
Brand and trade names	2,643	454	2,189
Non-compete agreement	250	181	69
Customer lists	2,998	735	2,263
Total	$38,394	$26,311	$12,083

The Company’s amortization expense on its finite-lived intangible assets was $1.3 million and $4.1 million for the three and nine months ended December 31, 2022, respectively, and $1.5 million and $4.6 million for the three and nine months ended December 31, 2021, respectively. The Company recorded an impairment charge of $1.4 million for the three and nine months ended December 31, 2022 which is classified under impairment of intangible assets within the statement of operations. The impairment was the result of a reduction in the events held within React Presents, therefore the Company has stopped marketing the brand name.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2023 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2023 (remaining three months)	$246
2024	985
2025	985
2026	977
2027	842
Thereafter	2,607
$6,642

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2022 and March 31, 2022 were as follows (in thousands):

	December 31,	March 31,
	2022	2022
Accounts payable	$18,278	$29,640
Accrued revenue share	3,466	3,391
Accrued sales tax payable	2,248	1,712
Accrued liabilities	5,430	10,402
Lease liabilities, current	273	273
	$29,695	$45,418

Note 8 — Notes Payable

	December 31,	March 31,
	2022	2022
Promissory Note – related party	$-	$-
SBA loan	163	160
	163	160
Less: Current portion of Notes payable	(15)	(12)
Notes payable	$148	$148

Promissory Note – Related Party

Effective as of September 2022, the Company’s subsidiary issued a promissory note in the amount of $300,000 in consideration of a loan in the same amount made to such subsidiary, which loan matured on October 17, 2022. The loan was made by an affiliate of Robert Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. The note was paid off in October 2022 in full.

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the SBA. Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. The Company was in compliance with all debt covenants associated with the SBA loan as of December 31, 2022.

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

The Company recognized a $2.5 million gain on forgiveness of PPP loans, included in total other expense, net in the accompanying condensed consolidated statement of operations as a result of the balance of the first PPP loan being forgiven during the nine months ended December 31, 2021.

Note 9 — PodcastOne Bridge Loan

PodcastOne’s Private Placement

On July 15, 2022 (the “Closing Date”), PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of PodcastOne’s unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8.0 million pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of PodcastOne’s common stock, par value $0.00001 per share. The PC1 Notes mature one year from the Closing Date, subject to a one-time three-month extension at PodcastOne’s election (the “Maturity Date”). The PC1 Notes bear interest at a rate of 10% per annum payable on maturity. The PC1 Notes shall automatically convert into the securities of PodcastOne sold in a Qualified Financing (an initial public offering of PodcastOne’s securities from which PodcastOne’s trading market at the closing of such offering is a national securities exchange) or Qualified Event (a direct listing of PodcastOne’s securities on a national securities exchange), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of PodcastOne’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of PodcastOne then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the PC1 Notes (other than the Company) may at such holder’s option require the Company to redeem up to 45% of the principal amount of such holder’s PC1 Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the PC1 Notes (other than those held by the Company), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to be made pro rata to the redeeming holders of the PC1 Notes (the “Optional Redemption”).

The Company also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event the Company owns no less than 66% of PodcastOne’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the PC1 Notes (excluding the Company) (the “Majority Noteholders”) and the senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, the Company guaranteed the repayment of the PC1 Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if the Company has not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, unless in either case permitted by the written consent of the Majority Noteholders, the Company shall be required to redeem $1,000,000 of the then outstanding PC1 Notes (other than the PC1 Notes issued to the Company) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which shall be distributed to the holders of the Bridge Notes (other than LiveOne) on a prorated basis (the “Early Redemption”).

The Company further agreed to register the shares of its common stock issuable upon conversion of the PC1 Notes and exercise of the PC1 Warrants in connection with a Qualified Financing or a Qualified Event. If the Company does not file such registration statement on or prior to April 15, 2023, the Company shall be required to prepay $1,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company), and if the Company does not file such registration statement on or prior to July 15, 2023, the Company shall be required to prepay $2,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company) (the “Reg St Redemption”). The Company shall not be required to redeem or repay more than a total of $3,000,000 of the principal amount of the PC1 Notes as a result of the Optional Redemption, the Early Redemption and/or the Reg St Redemption.

As part of the PC1 Bridge Loan, the Company purchased $3.0 million (excluding the OID) worth of PC1 Notes which have been eliminated in the consolidation presentation, but otherwise remain issued and outstanding.

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

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

December 31, 2022

Expected dividend yield	-%
Expected stock-price volatility	75.10%
Risk-free interest rate	3.95%
Simulated share price	$2.74
Exercise price	$2.74

Total unrealized gains of $0.5 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the year ended December 31, 2022 in the accompanying statements of operations.

Redemption Features

The Company determined that the redemption features associated with the PC1 Bridge Loan meet the accounting definition of an embedded derivative that must be separated from the PC1 Bridge Loan and initially and subsequently be reported as a liability (“the Redemption Liability”) and measured at fair value. The fair value of the Redemption Liability was determined using a Monte Carlo simulation model using three scenarios (1) redemption prior to the initial maturity date (65% weighted), (2) redemption at the initial maturity date (25% weighted) and (3) redemption after the initial maturity date (10% weighted).

The fair value of the redemption features are measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

December 31, 2022

Simulations	100,000
Expected stock-price volatility	61%
Risk-free interest rate	4.69%
Conversion price	$1.92
Stock price	$2.79

The fair value of the Redemption Liability of $1.1 million at July 15, 2022 was recorded as a derivative liability and included in other liabilities in the consolidated balance sheet. The fair value of the Redemption Liability at December 31, 2022 is $0.9 million. The $0.2 million change in the fair value of the Redemption Liability derivative is recorded as an unrealized gain and included in other non-operating expenses in the accompanying consolidated statements of operations at December 31, 2022.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $2.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three and nine months ended December 31, 2022 was $1.1 million and $1.7 million, respectively.

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

Interest expense with respect to the PC1 Bridge Loan for the three and nine months ended December 31, 2022 was $0.2 million and 0.4 million, respectively. There are no restrictive operational covenants associated with the PC1 Bridge Loan.

Note 10 — Unsecured Convertible Notes

Unsecured Convertible Notes – Related Party

The Company’s unsecured convertible notes payable at December 31, 2022 and March 31, 2022 were as follows (in thousands):

	December 31, 2022	March 31, 2022
Unsecured Convertible Notes - Related Party
8.5% Unsecured Convertible Note - Due July 1, 2024	$4,931	$4,702
8.5% Unsecured Convertible Notes - Due July 1, 2024	1,234	1,177
Less: Discount	(585)	-
Net	5,580	5,879
Less: Unsecured Convertible Notes, Current	-	-
Unsecured Convertible Notes, Net, Long-term	$5,580	$5,879

The Company incurred interest expense of $0.2 million and $0.2 million attributed to its unsecured convertible notes for the three months ended December 31, 2022 and 2021, respectively. The Company incurred interest expense of $0.7 million and $0.6 million attributed to its unsecured convertible notes for the nine months ended December 31, 2022 and 2021, respectively. Total principal maturities of the Company’s unsecured convertible notes are $6.1 million for the year ending March 31, 2024.

As of December 31, 2022 and March 31, 2022, the Company had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as discussed below. The Trinad Notes are convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on December 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2023, and in July 2022 the Trinad Notes were extended until July 1, 2024. At December 31, 2022, the balance due of $6.0 million, which included $1.5 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2022, the balance due of $5.9 million, which included $1.4 million of accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, the Company issued nine unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $1.1 million and were charged an 8.5% interest rate. The notes were due on various dates through December 31, 2018 and were extended to May 31, 2023. As of December 31, 2022 and March 31, 2022, $0.3 million and $0.3 million of accrued interest was included in the principal balance, respectively.

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

In July 2022, the Company entered into an amendment with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to July 1, 2024, and in consideration of such extension, the Company issued to Trinad Capital 500,000 shares of the Company’s restricted common stock. The Company evaluated the Amendment Agreement and the amendment was not required to be accounted for as a TDR under ASC 470-60 as no concession was granted to the Company. The Company then evaluated the Amendment Agreement and the amendment was not required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. The Company recorded the debt as a modification and recorded the derivative associated with the conversion feature as a debt discount. The Company determined the value of the derivative to be $0.2 million using the Black-Scholes option pricing model based on the following assumptions: common share price of $0.71 per share; expected exercise price of $3.00 per share; volatility of 84.8%; expected dividend yield of zero; and annual risk-free interest rate of 4.09%. The derivative has been recorded within other long-term liabilities on the consolidated balance sheet.

The Company may not redeem any of the Trinad Notes prior to maturity without Trinad Capital’s consent.

In February 2023, the Trinad Notes along with accrued interest thereunder were exchanged for the Company’s Series A Preferred Stock (as defined below) in addition to 200,000 shares of the Company’s common stock issued by the Company to Trinad Capital (See Note 21 – Subsequent Events).

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

Note 11 — Senior Secured Convertible Notes

The Company’s senior secured convertible notes at December 31, 2022 and March 31, 2022 were as follows (in thousands):

	December 31, 2022	March 31, 2022
Senior Secured Convertible Notes	$15,000	$15,000
Less: Discount	(1,281)	(1,368)
Net	13,719	13,632
Less: Current Portion, accrued interest	-	-
Senior Secured Convertible Notes, long-term	$13,719	$13,632

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

The Company evaluated the May 2021 agreement and determined that it was required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. As a result, the Company recorded the shares of common stock issued to the Purchaser as an increase to Additional Paid In Capital and a corresponding debt discount included in Secured Convertible Notes, net in the accompanying condensed consolidated balance sheets.

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

The Company evaluated the July 2022 Amendments and determined that it was not required to be accounted for as troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. The Company also determined that the Amendments were not required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. The Company recorded the debt as a modification and recorded the derivative associated with the conversion feature as a derivative. The Company determined the value of the derivative to be $0.1 million.

The Company recorded $0.9 million and $0.3 million in interest expense associated with the Harvest Notes for the three months ended December 31, 2022 and 2021, respectively, of which $0.7 million and $0.1 million was attributed to the accretion of the debt discount associated with the senior secured convertible notes. The Company recorded $1.4 million and $0.6 million in interest expense associated with the Harvest Notes for the nine months ended December 31, 2022 and 2021, respectively, of which $1.2 million and $0.3 million, respectively, was attributed to the accretion of the debt discount associated with the senior secured convertible notes.

The Company was in compliance with all debt covenants associated with their senior secured convertible debt as of December 31, 2022.

In February 2023, the Harvest Notes were exchange for the Company’s Series A Preferred Stock, in addition to 600,000 shares of the Company’s common stock issued by the Company to the Harvest Funds (See Note 21 – Subsequent Events).

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

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended December 31, 2022 was 10.00%

The principal balance under the Revolving Credit Facility as of December 31, 2022 was $7.0 million. The Company was in compliance with all debt covenants associated with the senior secured revolving line of credit as of December 31, 2022.

Note 13 — Related Party Transactions

As of December 31, 2022 and March 31, 2022, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 10 – Unsecured Convertible Notes. In February 2023, the Trinad Notes along with accrued interest were converted into Series A Preferred Stock in addition to 200,000 shares of common stock (See Note 21 – Subsequent Events).

During the nine months ended December 2022, a subsidiary of the Company issued a promissory note in the amount of $300,000 in consideration of a loan in the same amount made to such subsidiary by an affiliate of Robert Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, which loan matured on October 17, 2022. The loan was repaid in October 2022.

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

The Company leases several office locations with lease terms that are less than 12 months or are on month-to-month terms. Rent expense for these leases totaled less than $0.1 million and $0.2 million for the three and nine months ended December 31, 2022, respectively. Operating leases with lease terms of greater than 12 months are capitalized as operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.2 million during each of the three months ended December 31, 2022 and 2021, respectively. Rent expense for these operating leases totaled $0.4 million and $0.9 million during the nine months ended December 31, 2022, respectively.

Operating lease costs for nine months ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Nine Months Ended December 31,
	2022	2021
Fixed rent cost	$373	$679
Short term lease cost	46	217
Total operating lease cost	$419	$896

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	December 31, 2022	March 31, 2022
Operating lease right-of-use assets	$502	$728

Operating lease liability, current	$273	$273
Operating lease liability, noncurrent	242	468
Total operating lease liabilities	$515	$741

The operating lease right-of-use assets are included in other assets and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the accompanying condensed consolidated balance sheets.

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

For Years Ending March 31,
2023 (remaining three months)	$111
2024	320
2025	93
Total lease payments	524
Less: imputed interest	(9)
Present value of operating lease liabilities	$515

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

Lease and non-lease components – Non lease components were considered and determined not to be material.

Note 15 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Contingent consideration from Gramophone acquisition	$174	$174
Accrued royalties	4,258	-
Total other long-term liabilities	$4,432	$174

Note 16 — Commitments and Contingencies

Promotional Rights

Certain of the Company’s content acquisition agreements contain minimum guarantees and require that the Company makes upfront minimum guarantee payments. As of December 31, 2022, the Company has licenses, production and/or distribution agreements to make guaranteed payments as follows: $0.1 million for the fiscal year ending March 31, 2023. These agreements also provide for a revenue share that ranges between 35% and 50% of net revenues. In addition, there are other licenses, production and/or distribution agreements that provide for a revenue share of 50% on net revenues; however, without a requirement to make future minimum guaranteed payments irrespective to the execution and results of the planned events.

Contractual Obligations

As of December 31, 2022, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $2.0 million for the fiscal year ending March 31, 2023, $1.3 million for the fiscal year ending March 31, 2024, $0.6 million for the fiscal year ending March 31, 2025 and $0.3 million for the fiscal year ending March 31, 2026.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of December 31, 2022, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On August 4, 2022, the Company entered into a settlement agreement with a certain music partner attributed to past royalties owed. The Company issued 800,000 shares of its common stock to the music partner and settled $0.4 million of accounts payable with the remaining value of the shares attributed to prepayment for future royalties. The fair value of the shares was determined to be $1.0 million based on the Company’s share price at the date the shares were issued. As of December 31, 2022, $0.1 million was recorded as a prepaid asset related to this transaction in order to fund future amounts owed for royalties. If the agreement is not terminated by the music partner after one year, the Company will issue an additional 200,000 shares as prepayment of future royalties.

Employment Agreements

As of December 31, 2022, the Company has employment agreements with three named executive officers (“Section 16 Officers”) that provide salary payments of $0.5 million and target bonus compensation of up to $0.5 million on an annual basis. Furthermore, such employment agreements contain severance clauses that could require severance payments in the aggregate amount of $10.5 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers).

The Company’s CEO has agreed to forgive his salary of $0.5 million per annum in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of December 31, 2022, on the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

Legal Proceedings

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against the Company, LiveXLive Tickets, Inc. (“LXL Tickets”), Robert S. Ellin and certain other defendants. Plaintiffs subsequently voluntarily dismissed all claims against the other defendants. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into the Company in 2016, LXL Tickets’ purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Based on the remaining claims, plaintiffs are seeking damages of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied and continues to deny plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit and believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In November 2021, the court denied the Company’s summary judgment motion to dismiss plaintiffs’ fraudulent inducement claim and dismissed plaintiff’s breach of the employment agreement claim with respect to the Company. On October 6, 2022, New York Appellate Division reversed the trial court’s decision and ordered that defendants’ motion for summary judgment dismissing the first and second causes of action should be granted. As of December 31, 2022, all of plaintiffs’ claims were dismissed or addressed by the parties or the court other than plaintiffs’ claims for fraudulent inducement related to payment of Wantickets’ audit costs, breach of contract based on Mr. Schnaier’s employment agreement with LXL Tickets, and fraudulent inducement due to plaintiffs alleged inability to sell their shares of Company’s common stock acquired pursuant to the APA. The trial has been scheduled for April 2023. The Company intends to continue to vigorously defend all remaining defendants against any liability to the plaintiffs with respect to the remaining claims, and the Company believes that the allegations are without merit and that it has strong defenses. As of December 31, 2022, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

On June 28, 2022, SoundExchange, Inc. (“SX”) filed a complaint in the U.S. District Court, Central District of California, against the Company and Slacker. The complaint alleged that the defendants have failed to make the necessary music royalty payments and corresponding late fees required under the Digital Millennium Copyright Act late allegedly due to SX. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,396.70. In February 2023, the Company and SX settled the dispute as described in Note 21 – Subsequent Events.

During each of the quarters ended December 31, 2022 and 2021, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties were not material and were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Note 17 — Employee Benefit Plan

Effective March 2019, the Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three- and nine-month periods ended December 31, 2022 and 2021.

Note 18 — Stockholders’ Equity

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the nine months ended December 31, 2022, the Company has $0.4 million outstanding within accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost of $0.5 million is expected to be recorded over the next year as the shares vest.

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

The Company recognized share-based compensation expense of $2.5 million and $12.1 million during the nine months ended December 31, 2022 and 2021, respectively, and $0.4 million and $2.1 million during the three months ended December 31, 2022 and 2021, respectively. The total tax benefit recognized related to share-based compensation expense was $0 for the three and nine months ended December 31, 2022 and 2021, respectively.

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

In February 2023 the Company issued its Series A Preferred Stock in exchange for the outstanding Harvest Notes and Trinad Notes (See Note 21 – Subsequent Events).The Series A Preferred Stock is convertible at any time at a holder’s option into shares of the Company’s common stock, at a price of $2.10 per share of common stock, bears a dividend of 12% per annum, is perpetual and has no maturity date. At the option of the Company, the dividend may be paid in-kind for the first 12 months after the date of issuance, and thereafter, the holders shall have the option to select whether subsequent dividend payments shall be paid in kind or in cash; provided, that as long as any Series A Preferred Stock is held by any of the “Harvest Funds”, Trinad Capital shall receive the dividend solely in kind. The Series A Preferred Stock shall have no voting rights, except as set forth in the Certificate of Designation (as defined below) or as otherwise required by law.

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 2,000,000 and no shares of its common stock under the stock repurchase program for the nine months ended December 31, 2022 and 2021, for a total of $1.9 million and none, respectively.

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

The Company’s two operating segments are also consistent with its internal organizational structure, the way the Company assesses operating performance and allocates resources.

Customers

The Company has one external customer within their audio segment that accounts for more than 10% of its revenue during the nine months ended December 31, 2022 and 2021. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. Total revenues for this customer were 43% and 25% of the Company’s consolidated revenues for the nine months ended December 31, 2022 and 2021, respectively. For the three months ended December 31, 2022 and 2021, this customer accounted for 42% and 31%, respectively of the Company’s consolidated revenues.

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

The following table presents the results of operations for our reportable segments for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022
	Audio	Media	Total

Revenue	$21,952	$5,357	$27,309
Net income (loss)	$(903)	$(1,645)	$(2,548)

	Three Months Ended December 31, 2021
	Audio	Media	Total

Revenue	$19,084	$13,811	$32,895
Net income (loss)	$620	$(12,411)	$(11,791)

	Nine Months Ended December 31, 2022
	Audio	Media	Total

Revenue	$63,939	$10,124	$74,063
Net income (loss)	$4,049	$(8,658)	$(4,609)

	Nine Months Ended December 31, 2021
	Audio	Media	Total

Revenue	$54,778	$38,808	$93,586
Net income (loss)	$(2,511)	$(32,567)	$(35,078)

Note 20 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Prepaid expenses - common stock issued subject to market adjustment at settlement	$15	$15	$-	$-
Total	$15	$15	$-	$-

Liabilities:
Contingent consideration liability from Gramophone acquisition	$174	$-	$-	$174
Warrant liability on PodcastOne bridge loan	1,224	-	-	1,224
Bifurcated embedded derivative on PodcastOne bridge loan	932	-	-	932
Bifurcated embedded derivative on senior unsecured convertible note payable	149	-	-	149
Bifurcated embedded derivative on senior secured convertible note payable	88	-	-	88
	$2,567	$-	$-	$2,567

	March 31, 2022
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,965	$-	$-	$2,965
Contingent consideration liability from Gramophone acquisition	174	-	-	174
Bifurcated embedded derivative on senior secured convertible note payable	18	-	-	18
	$3,157	$-	$-	$3,157

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2022	$3,157
Embedded derivative and warrant issued in connection with PodcastOne bridge loan	3,966
Change in fair value of bifurcated embedded derivatives, reported in earnings	(1,750)
Settlement of PodcastOne contingent consideration	(3,000)
Change in fair value of contingent consideration liabilities, reported in earnings	194
Balance as of December 31, 2022	$2,567

Bifurcated embedded derivative on secured convertible notes payable and unsecured convertible notes payable

The fair value of the bifurcated embedded derivatives on secured convertible notes payable and unsecured convertible notes payable was determined using the following significant unobservable inputs:

	December 31,	March 31,
	2022	2022
Bifurcated embedded derivative on secured convertible notes payable:
Market yield	4.7%	4.7%

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is less than $0.2 million. The change in fair value of $0.2 million is recorded in other income (expense) on the Company’s condensed consolidated statements of operations for the nine month period ended December 31, 2022.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	December 31, 2022
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Secured convertible notes payable, net	$13,719	$-	$-	$15,519
Unsecured convertible notes payable related party, net	5,580	-	-	5,941
PodcastOne bridge loan	3,774	-	-	5,541

	March 31, 2022
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Secured convertible notes payable, net	$13,650	$-	$-	$15,448
Unsecured convertible notes payable related party, net	5,879	-	-	6,084

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of December 31, 2022 and March 31, 2022. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	December 31,	March 31,
	2022	2022
Secured convertible notes payable, net (binomial lattice model):
Market yield	11.4%	6.3%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	11.86%	6.6%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable, accrued expenses and other long-term liabilities approximated their fair values as of December 31, 2022 and March 31, 2022.

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

Note 21 — Subsequent Events

Harvest Notes and Trinad Notes Exchange for Series A Preferred Stock

On February 3, 2023 (the “Effective Date”), the “Company entered into an exchange agreement (collectively, the “Exchange Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”) in regard to that certain 8.5% Senior Secured Convertible Note in the aggregate amount of $10,503,965 issued by the Company on September 15, 2020, as amended on June 3, 2021 and July 6, 2022, to HSCPM (the “HSCPM Note”), (ii) Harvest Small Cap Partners, L.P. (“HSCP”) in regard to that certain 8.5% Senior Secured Convertible Note in the aggregate amount of $4,496,035 issued by the Company on September 15, 2020, as amended on June 3, 2021 and July 6, 2022, to HSCP (the “HSCP Note”); and (iii) Trinad Capital (and collectively with HSCPM and HSCP, the “Holders”) in regard to all promissory notes in the aggregate principal and interest amount of $6,177,218 issued by the Company to Trinad Capital (the “Trinad Notes” and collectively with the HSCPM Note and the HSCP Note, the “Notes”). Pursuant to the Exchange Agreements, the Holders exchanged the Notes, and with respect to Trinad Capital, together with interest, due and payable thereon, and relinquished any and all rights thereunder, for 21,177 shares of the Company’s newly designated and issued Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value of $1,000 per share (the “Stated Value”), having the terms as set forth in the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock (the “Certificate of Designation”) filed by the Company on February 2, 2023 with the Secretary of State of the State of Delaware.

The Series A Preferred Stock is convertible at any time at a Holder’s option into shares of the Company’s common stock, at a price of $2.10 per share of common stock, bears a dividend of 12% per annum, is perpetual and has no maturity date. At the option of the Company, the dividend may be paid in-kind for the first 12 months after the Effective Date, and thereafter, the Holders shall have the option to select whether subsequent dividend payments shall be paid in kind or in cash; provided, that as long as any Series A Preferred Stock is held by the “Harvest Funds”, Trinad Capital shall receive the dividend solely in kind. The Series A Preferred Stock shall have no voting rights, except as set forth in the Certificate of Designation or as otherwise required by law.

The Company may, at its option (the “Optional Redemption Right”), on or before the Mandatory Redemption Date (as defined herein), purchase up to $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds at a cash redemption price per share of Series A Preferred Stock equal to the Stated Value (the “Redemption Price”). The Company shall be required on or before the 18-month anniversary of the Effective Date (the “Mandatory Redemption Date”), and in any event if prior to the Mandatory Redemption Date the Company consummates any financing transaction in which the Company, directly or indirectly, raises, in aggregate, gross proceeds of more than $20,000,000 of new capital, to purchase $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds (the “Mandatory Redemption Amount”) at the Redemption Price (the “Mandatory Redemption”). If the Optional Redemption Right is exercised up to the full $5,000,000 amount, the Mandatory Redemption requirement shall be terminated; provided, that if the Optional Redemption Right is exercised in any amount less than $5,000,000, the Mandatory Redemption Amount shall be reduced by the amount that the Optional Redemption Right has been elected and exercised. Without the prior express consent of the majority of the votes entitled to be cast by the holders of Series A Preferred Stock outstanding at the time of such vote (the “Majority Holders”), the Company shall not authorize or issue any additional or other shares of its capital stock that are (i) of senior rank to the Series A Preferred Stock or (ii) of pari passu rank to the Series A Preferred Stock, in each case in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation.

Pursuant to the Exchange Agreements, the Company agreed that at any time that any of the shares of Series A Preferred Stock issued to the Harvest Funds are outstanding, (i) to directly or through its 100% owned subsidiaries (as applicable), to own on a fully diluted basis at least 66% of the total equity and voting rights of any and all classes of securities of each of PodcastOne, Slacker, PPV One, Inc., and LiveXLive Events, LLC subsidiaries of the Company, (ii) not to issue shares of its common stock or convertible equity securities at a price less than $2.10 per share (subject to certain exceptions), provided, that such consent shall not be required in connection with any merger, acquisition or other business combinations of the Company and/or any of its subsidiaries with any unaffiliated third party, (iii) not to raise more than an aggregate of $20,000,000 of capital in one or more offerings, including without limitation, one or more equity or debt offerings or a combination thereof, on an accumulated basis commencing after the Effective Date (the “Qualified Offering”); provided, that such consent shall not be required for any equity financing of the Company at a price of $2.25 per share or above, and (iv) if after the Effective Date the Company distributes any of its assets or any shares of its common stock or Common Stock Equivalents (as defined in the Exchange agreements) of any of its subsidiaries pro rata to the record holders of any class of shares of its common stock, the Company shall distribute to the Holders its pro rata portion of any such distribution (calculated on an as-converted basis with respect to the then outstanding Series A Preferred Stock) concurrently with the distribution to the then record holders of any class of its common stock (including an applicable distribution of shares of PodcastOne’s common stock to the Harvest Funds in connection with the Company’s recently announced spin-out and special dividend of PodcastOne’s common stock to the Company’s stockholders of record), in each case without the Majority Holders’ prior written consent. Any breach of the aforementioned covenants shall constitute a material breach, which if uncured, shall result in the issuance of an aggregate of 56,473 shares of the Company’s restricted common stock (the “Default Shares”) to the Holders for each five trading days (or pro rata thereof) after the date of the breach; provided, that if such breach is cured within the applicable cure period, no Default Shares shall be issued.

In consideration for entry into the Exchange Agreements and the Holders’ willingness to forego certain rights to common stock of the Company previously agreed by the parties, the Company issued to the Harvest Funds an aggregate of 600,000 shares of its common stock (the “Harvest Shares”) and to Trinad Capital 200,000 shares of its common stock. In connection with the entry of the Exchange Agreements, unless otherwise agreed to by the Harvest Funds, Mr. Ellin agreed to (i) to serve as the Company’s Chief Executive Officer and (ii) extend the period during which he cannot dispose of any equity or convertible securities of the Company owned by him or any entity of which he is the beneficial owner and not to cease to be the beneficial owner of any other equity or convertible securities of the Company of which Mr. Ellin is the beneficial owner (subject to certain exceptions), in each case until the time that the Harvest Funds no longer own any shares of the Series A Preferred Stock.

The Company further agreed, on or prior to the date that is 45 days after the consummation of any Qualified Offering and in any event no later than July 15, 2023, to prepare and file with the SEC a Registration Statement on Form S-3 (or such other form as applicable) covering the resale under the Securities Act of all the shares of the Company’s common stock underlying the Series A Preferred Stock (including any dividends paid in kind) issued to the Harvest Funds and the Harvest Shares. The Company shall use its commercially reasonable best efforts to cause such registration statement to be declared effective promptly thereafter on or before 60 days after the filing of such registration statement (or if the SEC issues any comments with respect to such registration statement, on or before 120 days after the filing of such registration statement).

Legal Settlement

On February 3, 2023, the Company and SX entered into an agreement to settle the dispute between the parties with respect to SX’s complaint filed in the U.S. District Court, Central District of California, against the Company and Slacker, and related court judgement entered against the defendants on October 13, 2022, pursuant to which the Company agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event the Company obtains additional financing(s), unless the Company repays the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended December 31, 2022, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, including the proposed special dividend and spin-out of PodcastOne or its pay-per-view business, the timing of the consummation of such proposed event, including the risks that a condition to consummation of such proposed event would not be satisfied within the expected timeframe or at all or that the consummation of any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, the timing of the consummation of such proposed event will not occur; PodcastOne’s and/or Slacker’s ability to list on a national exchange; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveOne App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturity; the effect of the conditional conversion feature of our Series A Preferred Stock; our compliance with the covenants in our debt agreements; our intent to repurchase shares of our common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program the effects of the global COVID-19 pandemic; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022 (the “2022 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended December 31, 2022 and 2021, we reported revenue of $27.3 million and $32.9 million, respectively. For the nine months ended December 31, 2022 and 2021, we reported revenue of $74.1 million and $93.6 million, respectively. We have one external customer that accounted for more than 10% of its revenue during the three and nine months ended December 31, 2022 and 2021, respectively. Such customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. In the three months ended December 31, 2022 and 2021, total revenue from the OEM was $11.4 million and $8.4 million, respectively. In the nine months ended December 31, 2022 and 2021, total revenue from the OEM was $32.1 million and $23.0 million, respectively.

Key Corporate Developments for the Quarter Ended December 31, 2022

We ended the December 31, 2022 quarter with approximately 1,900,000 paid members on our music platform, up from approximately 1,594,000 at December 31, 2021, representing 10% annual growth. Included in the total number as of December 31, 2022 and 2021 are certain members which are the subject of a contractual dispute. We are currently not recognizing revenue related to these members.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During our fiscal year ended March 31, 2022, we (i) acquired Gramophone (effective October 2021) (ii) accelerated the number of live events digitally live streamed across our platform, and (iii) increased our sponsorship revenue from live events when compared to prior fiscal years. As a result of these actions, our revenue for the nine months ended December 31, 2022 was comprised of 52% from paid customers’ membership, 35% from advertising (which includes PodcastOne), 11% from merchandise (which includes CPS), 1% from ticketing and events, and 1% from sponsorship and licensing. As the impact of COVID-19 eases around the world and related government actions are relaxed in the markets in which we operate, we expect to gradually increase our production of on-premise live music events and generate revenue through co-promotion fees, sponsorships, food and beverage and ticket sales of on-premise live events in the near term.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and future rights to VR and AR. For the three months ended December 31, 2022 and 2021, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 43% and 25% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond December 31, 2022 could cause our revenue to fluctuate significantly.

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

Effects of COVID-19

An outbreak of a novel strain of coronavirus, COVID-19 in December 2019 subsequently became a pandemic after spreading globally, including the United States. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. We began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and became more adverse throughout the fiscal year ended March 31, 2021 and up to the third quarter of fiscal year ended March 31, 2022. Although the impact has subsided, we expect to continue experiencing modest adverse impacts throughout the fiscal year ending March 31, 2023. Our event and programmatic advertising revenues were directly impacted throughout the 2021 fiscal year and mid-way through the 2022 fiscal year with all on-premise in-person live music festivals and events postponed and mixed demand from historical advertising partners. Further, one of our larger customers also experienced a temporary halt to its production as a result of COVID-19, which negatively impacted our near-term membership growth in the 2021 fiscal year. During the fiscal year ended March 31, 2021, we enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program loan and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. We also launched a new PPV offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to our results of operations, financial position and liquidity. In addition, partially due to the effects of COVID-19 on our on-premise in-person festival and events business, during quarter ended December 31, 2022, we have strategically opted to delay any new live tentpole or pay-per-view events until our fiscal year ending March 31, 2024.

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

Consolidated Results of Operations

Three Months Ended December 31, 2022, as compared to Three Months Ended December 31, 2021

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended December 31,	Three Months Ended December 31,
	2022	2021
Revenue:	$27,309	$32,895

Operating expenses:
Cost of sales	19,362	27,666
Sales and marketing	1,608	3,466
Product development	1,035	1,657
General and administrative	4,535	8,550
Amortization of intangible assets	1,343	1,524
Total operating expenses	27,883	42,863
Loss from operations	(574)	(9,968)

Other income (expense):
Interest expense, net	(2,220)	(1,052)
Other expense	257	(811)
Total other expense	(1,963)	(1,863)

Loss before provision for (benefit from) income taxes	(2,537)	(11,831)

Provision for (benefit from) income taxes	11	(40)

Net loss	$(2,548)	$(11,791)

Net loss per share – basic and diluted	$(0.03)	$(0.15)

Weighted average common shares – basic and diluted	85,585,117	78,188,050

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Depreciation expense
Cost of sales	$31	$18	72%
Sales and marketing	49	45	9%
Product development	565	744	-24%
General and administrative	285	114	150%
Total depreciation expense	$930	$921	1%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Stock-based compensation expense
Cost of sales	$203	$116	75%
Sales and marketing	(64)	118	-154%
Product development	136	(375)	136%
General and administrative	447	2,269	-80%
Total stock-based compensation expense	$722	$2,128	-66%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended December 31,
	2022	2021
Revenue	100%	100%
Operating expenses
Cost of sales	71%	84%
Sales and marketing	6%	11%
Product development	4%	5%
General and administrative	17%	26%
Amortization of intangible assets	5%	5%
Total operating expenses	102%	131%
Loss from operations	-2%	-30%
Other income (expense)	-7%	-6%
Loss before income taxes	-9%	-36%
Income tax provision	-%	-%
Net loss	-9%	-36%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Membership services	$13,354	$10,698	25%
Advertising	8,498	8,541	-1%
Merchandising	4,825	6,442	-25%
Sponsorship and licensing	76	1,194	-94%
Ticket/Event	556	6,020	-91%
Total Revenue	$27,309	$32,895	-17%

Membership Revenue

Membership revenue increased $2.7 million, or 25%, to $13.4 million for the three months ended December 31, 2022, as compared to $10.7 million for the three months ended December 31, 2021. The increase was primarily as a result of paid membership growth with our largest OEM customer.

Advertising Revenue

Advertising revenue remained constant at $8.5 million for the three months ended December 31, 2022, as compared to $8.5 million for the three months ended December 31, 2021. There was no material change between the comparative periods as no significant changes to the business were noted.

Merchandising Revenue

Merchandising revenue decreased $1.6 million, or 25%, to $4.8 million for the three months ended December 31, 2022, as compared to $6.4 million the three months ended December 31, 2021 due to a reduction in demand from both retail partners and our direct to consumer business.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $1.1 million, or 94%, to $0.1 million for the three months ended December 31, 2022, as compared to $1.2 million for the three months ended December 31, 2021. The decrease was the result of fewer events compared to the prior year period.

Ticket/Event

Ticket/Event revenue decreased $5.5 million, or 91%, to $0.6 million for the three months ended December 31, 2022, as compared to $6.0 million for the three months ended December 31, 2021, driven by a reduction in the number of events held compared to the prior year. Most significantly the Spring Awakening Music Festival was held in the prior year period with no comparable event in the current year period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Membership Services	$8,176	$6,545	25%
Advertising	7,756	6,590	18%
Production and Ticketing	(26)	10,170	-100%
Merchandising	3,456	4,361	-21%
Total Cost of Sales	$19,362	$27,666	-30%

Membership

Membership cost of sales increased by $1.6 million, or 25%, to $8.2 million for the three months ended December 31, 2022, as compared to $6.6 million for the three months ended December 31, 2021. The increase was due to an increase in members added compared to the two periods.

Advertising

Advertising cost of sales increased $1.2 million, or 18%, to $7.8 million for the three months ended December 31, 2022, as compared to $6.6 million for the three months ended December 31, 2021. The increase was due to an increase in the cost of content.

Production and Ticketing

Production cost of sales decreased $10.2 million, or 100%, to a credit of $0.03 million for the three months ended December 31, 2022, as compared to $10.2 million for the three months ended December 31, 2021. The decrease was primarily due to a reduction in events and settlements with vendors for previous amounts owed.

Merchandising

Merchandising cost of sales decreased $0.9 million, or 21%, from $4.4 million for the three months ended December 31, 2022, as compared to $3.5 million for the three months ended December 31, 2021 due to the corresponding decrease in revenue.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Sales and marketing expenses	$1,608	$3,466	-54%
Product development	1,035	1,657	-38%
General and administrative	4,535	8,550	-47%
Amortization of intangible assets	1,343	1,524	-12%
Total Other Operating Expenses	$8,521	$15,197	-44%

Sales and Marketing Expenses

Sales and Marketing expenses decreased $1.9 million, or 54%, to $1.6 million for the three months ended December 31, 2022, as compared to $3.5 million for the three months ended December 31, 2021, primarily driven by a decrease in events held in the current quarter compared to the prior quarter.

Product Development

Product development expenses decreased $0.6 million, or 38%, to $1.0 million for the three months ended December 31, 2022, as compared to $1.7 million for the three months ended December 31, 2021, partially driven by increased capitalized software costs as more time was spent on internal software development in the current quarter as compared to the same period in the prior year. In addition, there was a $0.4 million reduction in stock compensation expense compared to the prior year.

General and Administrative

General and administrative expense decreased $4.0 million, or 47%, to $4.5 million for the three months ended December 31, 2022, as compared to $8.6 million for the three months ended December 31, 2021, largely due to a decrease in share-based compensation of $3.2 million and salaries of $1.2 million, partially driven by the reduction of corporate personnel. In addition, the Company recorded credits as a result of settling accrued expenses with certain vendors.

Amortization of Intangible Assets

Amortization of intangible assets decreased $0.2 million, or 12%, to $1.3 million for the three months ended December 31, 2022, as compared to $1.5 million for the three months ended December 31, 2021, as there were no significant changes to the intangible asset balances year over year.

Total Other Expense

Total other expense was as follows (in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Total other expense	$(1,963)	$(1,863)	5%

Total other expense increased $0.1 million, or 5%, to $2.0 million expense for the three months ended December 31, 2022, as compared to $1.9 million expense for the three months ended December 31, 2021. The increase is primarily attributed to interest expense attributed to accretion of interest on our debt discounts and change in fair value of warrants and derivatives primarily related to the PC1 Bridge Loan.

Nine Months Ended December 31, 2022, as compared to Nine Months Ended December 31, 2021

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Nine Months Ended December 31,	Nine Months Ended December 31,
	2022	2021

Revenue:	$74,063	$93,586

Operating expenses:
Cost of sales	48,487	74,654
Sales and marketing	6,334	10,814
Product development	3,892	5,990
General and administrative	11,220	27,173
Impairment of intangible assets	1,356	-
Amortization of intangible assets	4,098	4,547
Total operating expenses	75,387	123,178
Loss from operations	(1,324)	(29,592)

Other income (expense):
Interest expense, net	(5,793)	(3,180)
Forgiveness of PPP loans	-	2,511
Loss on extinguishment of debt	-	(4,321)
Other income (expense)	2,523	(528)
Total other expense, net	(3,270)	(5,518)

Loss before provision for (benefit from) income taxes	(4,594)	(35,110)

Provision for (benefit from) income taxes	15	(32)
Net loss	$(4,609)	$(35,078)

Net loss per share – basic and diluted	$(0.05)	$(0.45)

Weighted average common shares – basic and diluted	84,009,003	77,670,598

The following table provides the depreciation expense included in the above line items (in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Depreciation expense
Cost of sales	$85	$42	102%
Sales and marketing	144	119	21%
Product development	1,903	2,032	-6%
General and administrative	642	499	29%
Total depreciation expense	$2,774	$2,692	3%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Stock-based compensation expense
Cost of sales	$836	$610	37%
Sales and marketing	72	1,794	-96%
Product development	267	258	3%
General and administrative	1,731	9,397	-82%
Total stock-based compensation expense	$2,906	$12,059	-76%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Nine Months Ended December 31,
	2022	2021
Revenue	100%	100%
Operating expenses
Cost of sales	65%	80%
Sales and marketing	9%	12%
Product development	5%	6%
General and administrative	15%	29%
Impairment of intangibles assets	2%	-%
Amortization of intangible assets	6%	5%
Total operating expenses	102%	132%
Loss from operations	-2%	-32%
Other income (expense)	-4%	-6%
Loss before income taxes	-6%	-38%
Income tax provision	-%	-%
Net loss	-6%	-38%

Revenue

Revenue was as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Membership services	$38,226	$29,660	29%
Advertising	26,138	25,286	3%
Merchandising	8,507	13,058	-35%
Sponsorship and licensing	389	6,498	-94%
Ticket/Event	803	19,084	-96%
Total Revenue	$74,063	$93,586	-21%

Membership Services Revenue

Membership services revenue increased $8.6 million, or 29%, to $38.2 million during the nine months ended December 31, 2022, as compared to $29.7 million during the nine months ended December 31, 2021, which was primarily as a result of membership growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased by $0.9 million, or 3%, to $26.1 million during the nine months ended December 31, 2022, as compared to $25.3 million during the nine months ended December 31, 2021, which is primarily attributed to our growth in PodcastOne over the period.

Merchandising Revenue

Merchandising revenue decreased by $4.6 million, or 35%, to $8.5 million from $13.1 for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily due to a reduction in demand from both retail partners and our direct to consumer business.

Sponsorship and licensing

Sponsorship and licensing revenue decreased by 94% to $0.4 million during the nine months ended December 31, 2022, as compared to $6.5 million for the nine months ended December 31, 2021, a decrease of $6.1 million, primarily driven by the sponsorship and licensing revenues earned related to the Social Gloves event held during the nine months ended December 31, 2021 with no comparable event held during the current year.

Ticket/Event Revenue

Ticket/Event revenue decreased $18.3 million, or 96%, to $0.8 million for the nine months ended December 31, 2022, as compared to $19.1 million for the nine months ended December 31, 2021.The decrease was due to PPV and Spring Awakening Music Festival ticket fees along with production revenues earned related to the Social Gloves event held during the nine months ended December 31, 2022 with no comparable event held during the current year comparable period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Membership	$21,264	$19,194	11%
Advertising	21,803	23,203	-6%
Production and Ticketing	(524)	23,706	-102%
Merchandising	5,944	8,551	-30%
Total Cost of Sales	$48,487	$74,654	-35%

Membership

Membership cost of sales increased $2.1 million, or 11%, to $21.3 million for the nine months ended December 31, 2022, as compared to $19.2 million for the nine months ended December 31, 2021. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales decreased $1.4 million, or 6%, to $21.8 million for the nine months ended December 31, as compared to $23.2 million for the nine months ended December 31, 2021. The decrease was primarily attributed to a reduction in revenue share paid to partners.

Production and Ticketing

Production cost of sales decreased $24.2 million, or 102%, to a credit of $0.5 million for the nine months ended December 31, 2022, as compared to $23.7 million for the nine months ended December 31, 2021. The decrease was primarily due to production costs of approximately $6.2 million related to the Social Gloves event held during the nine months ended December 31, 2021 along with a reduction in the number of events in the current period compared to the prior year. In addition, the Company settled past amounts owed for vendors, therefore credits were recorded during the current period.

Merchandising

Merchandising cost of sales decreased $2.6 million, or 30%, from $5.9 for the nine months ended December 31, 2022, as compared to $8.6 million for the nine months ended December 31, 2021 which is line with the revenue reduction noted above.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Sales and marketing expenses	$6,334	$10,814	-41%
Product development	3,892	5,990	-35%
General and administrative	11,220	27,173	-59%
Impairment of intangibles	1,356	-	100%
Amortization of intangible assets	4,098	4,547	-10%
Total Other Operating Expenses	$26,900	$48,524	-45%

Sales and Marketing Expenses

Sales and marketing expenses decreased $4.5 million, or 41%, to $6.3 million for the nine months ended December 31, 2022, as compared to $10.8 million for the nine months ended December 31, 2021. The decrease was largely due to lower salaries and wages of $2.0 million and stock-based compensation of $2.5 million along with reduced marketing spend driven by less events in the current year period.

Product Development

Product development expenses decreased $2.1 million, or 35%, to $3.9 million for the nine months ended December 31, 2022, as compared to $6.0 million for the nine months ended December 31, 2021. The decrease was primarily due to headcount reductions.

General and Administrative

General and administrative expenses decreased $15.9 million, or 59%, to $10.8 million for the nine months ended December 31, 2022, as compared to $27.2 million for the nine months ended December 31, 2021. The decrease was largely due to a decrease in share-based compensation of $7.7 million and salaries and benefits of $8.3 million, primarily driven by the reduction of corporate personnel.

 Impairment of Intangible Assets

Impairment of intangible assets increased $1.4 million, or 100%, to $1.4 million for the three months ended December 31, 2022, as compared to none for the nine months ended December 31, 2021, which is attributed to the impairment of intangible assets of React Presents acquisition, see Note 6 – Goodwill and Intangible Assets.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 10%, to $4.1 million for the nine months ended December 31, 2022, as compared to $4.5 million for the nine months ended December 31, 2021. The increase can be attributed to changes to the intangible assets year over year for the Gramophone acquisition.

Total Other Expense, net

Total other expense, net was as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Total other expense, net	$(3,270)	$(5,518)	-41%

Total other expense, net decreased $2.2 million, or 41%, to $3.3 million for the nine months ended December 31, 2022, as compared to $5.5 million expense for the nine months ended December 31, 2021. The decrease was due to an increase in other income of $3.8 million from the prior year period as a result of the settlement of an acquisition earnout in the current period partially offset by increased interest expense primarily attributable to accretion of interest on our debt discounts related to the PC1 Bridge loan in the current period.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Net Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other (Income) Expense	(Benefit) Provision for Taxes	Adjusted EBITDA
Three Months Ended December 31, 2022
Operations - Audio	$205	$2,170	$348	$606	$1,774	$-	$5,103
Operations - Other	(600)	239	78	(175)	(265)	11	(712)
Corporate	(2,153)	6	296	73	454	-	(1,324)
Total	$(2,548)	$2,415	$722	$504	$1,963	$11	$3,067

Three Months Ended December 31, 2021
Operations - Audio	$1,218	$2,181	$2	$43	$264	$-	$3,708
Operations - Other	(5,604)	254	266	32	5	(41)	(5,088)
Corporate	(7,405)	10	1,860	486	1,594	1	(3,454)
Total	$(11,791)	$2,445	$2,128	$561	$1,863	$(40)	$(4,834)

	Net Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other (Income) Expense	(Benefit) Provision for Taxes	Adjusted EBITDA
Nine Months Ended December 31, 2022
Operations - Audio	$5,473	$6,267	$1,422	$862	$991	$-	$15,015
Operations - Other	(4,056)	2,097	247	(146)	130	27	(1,701)
Corporate	(6,026)	17	1,237	(1,244)	2,149	(12)	(3,879)
Total	$(4,609)	$8,381	$2,906	$(528)	$3,270	$15	$9,435

Nine Months Ended December 31, 2021
Operations - Audio	$(5,314)	$6,490	$2,543	$150	$668	$-	$4,537
Operations - Other	(5,228)	714	1,053	279	(333)	(41)	(3,556)
Corporate	(24,536)	26	8,463	1,219	5,183	9	(9,636)
Total	$(35,078)	$7,240	$12,059	$1,648	$5,518	$(32)	$(8,655)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,
	2022	2021

Revenue:	$27,309	$32,895
Less:
Cost of sales	(19,362)	(27,666)
Amortization of developed technology	(964)	(964)
Gross Profit	6,983	4,265

Add back amortization of developed technology:	964	964
Contribution Margin	$7,947	$5,229

	Nine Months Ended December 31,
	2022	2021

Revenue:	$74,063	$93,586
Less:
Cost of sales	(48,487)	(74,654)
Amortization of developed technology	(2,892)	(2,892)
Gross Profit	22,684	16,040

Add back amortization of developed technology:	2,892	2,892
Contribution Margin	$25,576	$18,932

Business Segment Results

Three Months Ended December 31, 2022, as compared to Three Months Ended December 31, 2021

Audio Group Operations

Our Audio Group Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Revenue	$21,952	$19,084	15%

Cost of Sales	15,932	13,109	22%
Sales & Marketing, Product Development and G&A	3,945	3,761	5%
Intangible Asset Amortization	1,211	1,330	-9%
Operating Income (Loss)	864	884	-2%
Operating Margin	4%	5%	-15%
Adjusted EBITDA*	$5,103	$3,708	38%
Adjusted EBITDA Margin*	23%	19%	20%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $2.9 million, or 15%, during the three months ended December 31, 2022, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Income

Operating income remained constant at $0.9 million for the three months ended December 31, 2022 and 2021 as the increase in revenue was offset by the increase in cost of sales.

Adjusted EBITDA

Adjusted EBITDA increased by $1.4 million, or 38%, to $5.1 million for the three months ended December 31, 2022, as compared to $3.7 million for the three months ended December 31, 2021. This was largely due to the increased contribution margin and lower operating expenses, described above.

Media Group Operations

Our Media Group Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Revenue	$5,357	$13,811	-61%

Cost of Sales	3,430	14,765	-77%
Sales & Marketing, Product Development and G&A	1,538	3,758	-59%
Intangible Asset Amortization	132	194	-32%
Operating Income (Loss)	$257	$(4,905)	-105%
Operating Margin	5%	-36%	-113%
Adjusted EBITDA*	$(712)	$(5,088)	-86%
Adjusted EBITDA Margin*	-13%	-37%	-64%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $8.5 million, or 61%, to $5.4 million during the three months ended December 31, 2022, as compared to $13.8 million for the three months ended December 31, 2021, primarily due to decrease in events which took place in the prior year including the Spring Awakening Music Festival.

Operating Loss

Operating loss decreased by $5.2 million to income of $0.3 million for the three months ended December 31, 2022 from a loss of $4.9 million for the three months ended December 31, 2021, as a result of the decrease in revenue being offset by the decrease in expenses due to a reduction in staff and credits due to settlements of payables made during the quarter.

Adjusted EBITDA

Adjusted EBITDA loss decreased by $4.4 million, or 86%, to $0.7 million loss for the three months ended December 31, 2022, as compared to $5.1 million loss for the three months ended December 31, 2021. This was largely due to the increased contribution margin and lower operating expenses, described above.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended December 31,
	2022	2021	% Change
Sales & Marketing, Product Development and G&A	$1,694	$5,946	-72%
Operating Loss	$(1,694)	$(5,946)	-72%
Operating Margin	N/A	N/A	N/A %
Adjusted EBITDA*	$(1,324)	$(3,454)	-62%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Operating Loss

Operating loss decreased $4.3 million, or 72%, to $1.7 million for the three months ended December 31, 2022, as compared to $5.9 million for the three months ended December 31, 2021 largely as a result of decreased salaries and wages of $1.4 million due to the reduction of corporate personnel and increased stock-based compensation of $3.3 million.

Adjusted EBITDA

Adjusted EBITDA increased $2.1 million, or 62%, to a loss of $1.3 million for the three months ended December 31, 2022, as compared to a loss of $3.5 million for three months ended December 31, 2021. The increase was largely due to the decrease in cash based operating costs related to salaries and wages.

Nine Months Ended December 31, 2022 as compared to Nine Months Ended December 31, 2021

Audio Group Operations

Our Audio Group Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Revenue	$63,939	$54,778	17%

Cost of Sales	43,067	40,403	7%
Sales & Marketing, Product Development and G&A	11,976	12,212	-2%
Intangible Asset Amortization	3,639	3,989	-9%
Operating Income (Loss)	5,257	(1,826)	388%
Operating Margin	8%	-3%	347%
Adjusted EBITDA*	$15,015	$4,537	231%
Adjusted EBITDA Margin*	23%	8%	184%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $9.2 million, or 17%, during the nine months ended December 31, 2022, primarily due to increased membership revenue of $8.0 million as a result of membership growth with our largest OEM customer, an increase in advertising revenue of $1.2 million as a result of slowing growth.

Operating Income

Operating income increased $7.1 million, or 388%, to $5.3 million for the nine months ended December 31, 2022, as compared to a loss of $1.8 million for the nine months ended December 31, 2021, as a result of the $6.3 million increase in revenue as noted above offset by a decrease in expense as a result of credits earned through settlements of amounts owed to vendors and reductions in salaries.

Adjusted EBITDA

Adjusted EBITDA increased by $10.5 million, or 231%, to $15.0 million for the nine months ended December 31, 2022, as compared to $4.5 million for the nine months ended December 31, 2021. This was largely due to the increased contribution margin and lower operating expenses, described above.

Media Group Operations

Our Media Group Operations operating results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Revenue	$10,124	$38,808	-74%

Cost of Sales	5,420	34,461	-84%
Sales & Marketing, Product Development and G&A	5,606	12,510	-55%
Intangible Asset Amortization	1,815	558	225%
Operating Income (Loss)	(2,717)	(8,720)	-69%
Operating Margin	-27%	-22%	-19%
Adjusted EBITDA*	$(1,701)	$(3,556)	52%
Adjusted EBITDA Margin*	-17%	-9%	83%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $28.7 million, or 74%, during the nine months ended December 31, 2022, as compared to $38.8 million for the nine months ended December 31, 2021, primarily due to a reduction in the number of events held compared to the prior year period, including Social Gloves and Spring Awakening Music Festival. There was also a reduction demand from both retail partners and our direct to consumer business which impacted our merchandise compared to the prior year.

Operating Loss

Operating loss decreased by $6.0 million, or 69%, to $2.7 million during the nine months ended December 31, 2022, as compared to a $8.7 million loss for the nine months ended December 31, 2021, as a result of the decreased contribution margin compared to the prior year period partially offset by decreases in expenses due to a reduction in staff and credits due to settlements of payables made during the nine months compared to the prior year.

Adjusted EBITDA

Adjusted EBITDA increased by $1.9 million, or 52%, to a loss of $1.7 million loss for the three months ended December 31, 2022, as compared to $3.6 million for the nine months ended December 31, 2021. This was largely due to the decrease in contribution margin offset by lower operating expenses, described above.

Corporate expense

Our Corporate expense results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021	% Change
Sales & Marketing, Product Development and G&A	$3,864	$19,046	-80%
Operating Loss	$(3,864)	$(19,046)	-80%
Operating Margin	N/A	NA	N/A %
Adjusted EBITDA*	$(3,879)	$(9,636)	60%

*	See “—Non-GAAP Measures” above for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Operating Loss

Operating loss decreased $15.2 million, or 80%, to $3.9 million for the nine months ended December 31, 2022, as compared to $19.0 million for the nine months ended December 31, 2021 largely as a result of decreased salaries and wages of $3.4 million due to the reduction of corporate personnel, a reduction of $3.2 million in legal and accounting fees and a decrease in stock-based compensation of $6.6 million.

Adjusted EBITDA

Adjusted EBITDA increased $5.8 million, or 60%, to a loss of $3.9 million for the nine months ended December 31, 2022, as compared to a loss of $9.6 million for nine months ended December 31, 2021. The increase was largely due to the decrease in cash based operating costs related to salaries and wages.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $8.5 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of the issuance of our convertible notes since 2014, public offerings, bank debt financing in fiscal year 2018 and the secured convertible debentures financing in June 2018 and February 2019. In June 2021 we entered into a Revolving Credit Facility (See Note 12 – Senior Secured Revolving Line of Credit to our condensed consolidated financial statements) and drew down aggregate advance amounts of $7.0 million. In July 2022, PodcastOne completed the PC1 Bridge Loan (as defined below) raising gross proceeds of $8,035,000, of which we purchased $3,000,000 of (excluding the OID (as defined below)). As of December 31, 2022, we had notes payable balance of $0.5 million, $5.9 million in aggregate principal amount of unsecured convertible notes, secured convertible notes with aggregate principal balances of $15.0 million, $5.8 million PC1 Bridge Loan and a senior secured revolving credit facility with a principal balance of $7.0 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have an accumulated deficit of $218.5 million and cash used of $4.6 million from operating activities for the nine months ended December 31, 2022 and had a working capital deficiency of $19.7 million as of December 31, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(4,624)	$(10,226)
Net cash used in investing activities	(2,049)	(3,122)
Net cash provided by financing activities	2,012	7,234
Net change in cash, cash equivalents and restricted cash	$(4,661)	$(6,114)

Cash Flows Used In Operating Activities

For the nine months ended December 31, 2022

Net cash used in our operating activities of $4.6 million primarily resulted from our net loss during the period of ($4.6) million, which included non-cash charges of $3.4 million largely comprised of depreciation and amortization, stock-based compensation, write-off of accrued expenses, impairment charges and changes in fair values of derivatives. The remainder of our sources of cash used in operating activities of $(3.5) million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and deferred revenue.

For the nine months ended December 31, 2021

Net cash used in our operating activities of $10.2 million primarily resulted from our net loss during the period of ($35.1) million, which included non-cash charges of $25.1 million largely comprised of depreciation and amortization, stock-based compensation, loss on extinguishment of debt, and debt conversion expense related to the exchange of the unsecured convertible notes. In addition, our net loss during the period included non-cash income of $2.5 million as a result of a gain on forgiveness of PPP loans. The remainder of our sources of cash used in operating activities of $2.3 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and deferred revenue.

Cash Flows Used In Investing Activities

For the nine months ended December 31, 2022

Net cash used in investing activities of $2.0 million was primarily due to the $2.0 million cash used for the purchase of fixed assets and $0.01 million capitalized internally developed software costs during the nine months ended December 31, 2022.

For the nine months ended December 31, 2021

Net cash used in investing activities of $3.1 million was primarily due to the ($2.9) million cash used for the purchase of capitalized internally developed software costs during the nine months ended December 31, 2021.

Cash Flows Provided by Financing Activities

For the nine months ended December 31, 2022

Net cash provided by financing activities of $2.0 million was due to proceeds from our PC1 Bridge Loan of $4.4 million offset by a $1.9 million payment for treasury stock and a $0.4 million payment of a contingent consideration.

For the nine months ended December 31, 2021

Net cash provided by financing activities of $7.2 million was due to proceeds from the drawdown on the revolving line of credit of $7.0 million and proceeds from employee stock options of $0.9 million.

Debt Covenants

As of December 31, 2022, we were in full compliance with all covenants.

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

There have been no changes in our internal control over financial reporting, during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 43% of our consolidated revenue for the nine months ended December 31, 2022, and 25% of our consolidated revenue for the nine months ended December 31, 2021. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our accompanying condensed consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception. As of December 31, 2022, we had an accumulated deficit of $218.5 million and a working capital deficiency of $19.7 million. We anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

Risks Related to Our Indebtedness

We may not have the ability to repay the amounts then due under our senior credit facility at maturity.

At maturity, the entire outstanding principal amount of our senior secured facility, will become due and payable by us. As of February 3, 2023, none is due in fiscal 2024 and $7.0 million of our total indebtedness is due in fiscal 2025.

Our failure to repay any outstanding amount of our senior credit facility would constitute a default under such facility. A default would increase the interest rate to the default rate under the senior credit facility or the maximum rate permitted by applicable law until such amount is paid in full. A default under the senior credit facility could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay our senior credit facility or make cash payments thereon. Furthermore, upon the occurrence and during the continuation of any event of default, the senior lender shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of December 31, 2022 was $30.2 million, net of fees and discounts, of which approximately $21.0 million was exchanged for shares of our Series A Preferred Stock in February 2023. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with senior facility lender contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lender or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

If we do not comply with the provisions of the senior credit facility, our lender may terminate its obligations to us, accelerate its debt and require us to repay all outstanding amounts owed thereunder.

The senior credit facility contains provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement). If an event of default occurs and is continuing, the lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,396.70. In February 2023, we settled the dispute as described in Note 21 – Subsequent Events. Our debt agreements with the provider of the senior credit facility contains a covenant that if a material adverse change occurs in our financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we fail to comply with the terms of our settlement agreement with SX, our senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition. As of December 31, 2022, we were in full compliance with these debt covenants.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of December 31, 2022, we owed $13.4 million in aggregate royalty payments to such PROs.

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

We may not have the ability to pay the cash dividends or other amounts then due to the holders of our Series A Preferred Stock.

Our Series A Preferred Stock bears a dividend of 12% per annum, is perpetual and has no maturity date and is convertible at any time at the option of a holder of Series A Preferred Stock (the “Holders”) into shares of our common stock at a price of $2.10 per share of common stock. At our option, the dividend may be paid in-kind for the first 12 months after the issuance date of the Series A Preferred Stock, and thereafter, a Holder shall have the option to select whether subsequent dividend payments shall be paid in kind or in cash; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds, Trinad Capital shall receive the dividend solely in kind. We are required on or before the 18-month anniversary of the issuance date of the Series A Preferred Stock (the “Mandatory Redemption Date”), and in any event if prior to the Mandatory Redemption Date we consummate any financing transaction in which we, directly or indirectly, raise, in aggregate, gross proceeds of more than $20 million of new capital, to purchase $5 million in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds (the “Mandatory Redemption Amount”) at the Redemption Price.

Our failure to pay any amount due to the Holders of the Series A Preferred Stock would require us to issue an aggregate of 56,473 shares of our common stock to the Holders for each five trading days (or pro rata thereof) that such breach or default is ongoing commencing on the date that such breach or default occurred (subject to any cure period); provided, that such number of shares shall be pro rata decreased for any conversion of such Holder’s shares of Series A Preferred Stock into our common stock. We may not have sufficient funds to pay amounts due to the Holders of the Series A Preferred Stock. Our failure to pay such amount(s) may materially adversely impact our business, operating results and financial condition. Furthermore, our debt agreements with the provider of the senior credit facility contains a covenant that if a material adverse change occurs in our financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we fail to comply with the payment terms of our Series A Preferred Stock, our senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition.

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

Risks Related to Our Intended Spin-Out of PodcastOne and Slacker as Separate Public Companies and Special Dividend of PodcastOne’s Common Stock.

We may be unable to complete each of the spin-outs of PodcastOne and/or Slacker as a separate public company and related special dividend(s), and we may be unable to achieve some or all of the benefits that we expect to achieve from such spin-outs.

We believe that as a result of the intended spin-out of PodcastOne as an independent publicly-traded company (the “Spin-Out”), PodcastOne will be able to, among other things, better focus its financial and operational resources on its specific business, implement and maintain a capital structure designed to meet its specific needs, design and implement corporate strategies and policies that are targeted to its business, more effectively respond to industry dynamics and create effective incentives for its management and employees that are more closely tied to its business performance. We also believe that the Spin-Out will result in significant benefits to our Company and our stockholders as a result of unlocking the value we believe that PodcastOne has as a standalone publicly traded company. In connection with the Spin-Out, we plan to complete a special dividend of between 5% and 10% of PodcastOne’s common stock to our stockholders of record as of January 16, 2023 that are eligible to receive the special dividend (the “Special Dividend”). Other criteria to determine our stockholders eligible for the Special Dividend shall be determined and announced by us at a later date. However, we cannot assure you that we will be able to complete the Spin-Out due to many factors outside of our control.

We also announced our intent to spin-out Slacker in our fiscal year ending March 31, 2024 for similar reasons as set forth above. However, we cannot assure you that we will be able to complete such spin-out due to many factors outside of our control.

In addition, by separating from LiveOne, PodcastOne and/or Slacker may be more susceptible to market fluctuations and have less leverage with their respective talent, customers, vendors and other service providers, and PodcastOne and/or Slacker may experience other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect PodcastOne and/or Slacker to achieve as an independent company in the time we expect, if at all. The completion of the spin-out PodcastOne and Slacker and the Special Dividend will also require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business.

PodcastOne’s and/or Slacker’s common stock may not be eligible for listing on any national securities exchange.

PodcastOne’s and Slacker’s common stock is not currently quoted or listed on any national securities exchange, marketplace or any other over-the-counter market, and may never be quoted or listed in the future. We intend to apply to have PodcastOne’s and Slacker’s common stock on a national securities exchange as soon as we are eligible to do so following the preparation, filing and consummation of applicable steps and documents. However, we cannot assure you that PodcastOne and/or Slacker will meet the initial listing standards of any other national securities exchange at any time in the future. In addition, even if PodcastOne and/or Slacker does obtain such a listing, there can be no assurance that it will be able to maintain such listing in the future. As a result, PodcastOne’s and/or Slacker’s investors may find it difficult to buy or sell or obtain accurate quotations for its common stock, and its shares may be less attractive for margin loans and for investment by larger financial institutions. These factors may have an adverse impact on the trading and price of our common stock.

Our Company’s, PodcastOne’s and Slacker’s debt agreements contain certain provisions requiring the consent of our senior lender and certain conditions to be satisfied in order for us to complete each of the spin-outs of PodcastOne and Slacker and the Special Dividend. If these consents are not obtained or such conditions are not satisfied, we may be in breach of such agreements, and we may not be able to consummate such spin-outs and the Special Dividend.

Our Company’s, PodcastOne’s and Slacker’s debt agreements contain certain provisions that require the consent of our senior lenders and for certain conditions to be satisfied in order for us to complete each of the spin-outs of PodcastOne and Slacker and the Special Dividend, and to determine the amount of the Special Dividend and our stockholders Special Dividend eligibility. In addition, we will be required to comply with applicable rules and regulations to consummate such spin-outs and the Special Dividend. For example, our senior lenders will need to specifically consent to the Special Dividend and the amount thereof. Furthermore, we agreed not to effect any Qualified Financing or Qualified Event (each as defined in PodcastOne’s offering documents with respect to its completed private placement of its unsecured convertible notes), as applicable, unless (i) PodcastOne’s post-money valuation at the time of the Qualified Event is at least $150 million, and (ii) immediately following such event we own no less than 66% of PodcastOne’s and Slacker’s equity, as applicable, unless in either case otherwise permitted by the written consent of the holders of the majority in principal of such notes (excluding our Company), our senior lenders and the holders of our Series A Preferred Stock, as applicable. Failure to obtain such consents on commercially reasonable and satisfactory terms, or at all, may cause us to be in breach of such agreements and we may not be able to consummate such spin-outs and the Special Dividend.

The risks described above do not necessarily comprise of all those associated with our intended spin-outs.

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

Conversion of our Series A Preferred Stock will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

As of February 3, 2023, the shares of our Series A Preferred Stock are convertible into approximately 10.1 million shares of our common stock. The conversion of some or all of the shares of our Series A Preferred Stock into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

During the nine months ended December 31, 2022, we issued 2,429,859 shares of our common stock valued at $2.6 million to various consultants and vendors. We valued these shares at prices between $0.57 and $1.30 per share, the market price of our common stock on the date of issuance.

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

During the three months ended December 31, 2022, we issued 1,579,153 restricted stock units to various employees and consultants. We valued these restricted stock units between $0.98 and $1.21 per share, the market price of our common stock on the date of issuance. The shares of our common stock underlying these awards were registered on our Registration Statements on Form S-8, filed with the SEC on August 24, 2021 and November 12, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2022 – October 31, 2022	-	$-	-	-
November 1, 2022 – November 31, 2022	-	$-	-	-
December 1, 2022 – December 31, 2022	-	$-	-	-
Total (October 1, 2022 - December 31, 2022)	-	$-	-	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of December 31, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 3, filed with the SEC on October 6, 2017).
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.4	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).
3.5	Certificate of Merger, dated as of December 31, 2021, between the Company and LiveOne, Inc. ((Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2021).
4.1	Promissory Note, dated as of June 2, 2021, issued by the Company to East West Bank (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
4.2	Form of 10% Original Issue Discount Convertible Promissory Note, dated July 15, 2022, issued by PodcastOne to the purchasers thereof (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
4.3	Form of Warrants, dated July 15, 2022, issued by PodcastOne to the purchasers of PodcastOne’s 10% Original Issue Discount Convertible Promissory Notes, dated July 15, 2022 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company, dated as of February 2, 2023 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Amendment No. 2 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.7†	Employment Agreement, dated as of September 7, 2017, between the Company and Robert S. Ellin (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2017).
10.8†	Amendment No. 1 to Employment Agreement, dated as of December 14, 2017, between the Company and Robert Ellin (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2017).
10.9†*	Amendment No. 2 to Employment Agreement, dated as of December 14, 2017, between the Company and Robert Ellin.
10.10†£	Employment Offer Letter, dated as of March 6, 2019, between the Company and Aaron Sullivan (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2022).

10.11†	Amendment No. 1 to Employment Offer Agreement, dated as of dated as of October 26, 2020 and effective as of October 1, 2020, between the Company and Aaron Sullivan. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2022).
10.12	Stock Purchase Agreement, dated as of May 7, 2020, among the Company, Courtside Group, Inc., LiveXLive PodcastOne, Inc., the persons identified as “Sellers” on the signature pages thereto, and Norman Pattiz, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2020).
10.13£	Securities Purchase Agreement, dated as of July 2, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2020).
10.14£	Amendment No. 1 to Securities Purchase Agreement, dated as of July 30, 2020, between the Company and the Purchaser (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 5, 2020).
10.15	Stock Purchase Agreement, dated as of December 22, 2020, among the Company, Custom Personalization Solutions, Inc., LiveXLive Merchandising, Inc., the persons identified as “Sellers” on the signature pages thereto, and Scott R. Norman, as the representative of the Sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2020).
10.16	Business Loan Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.17	Commercial Security Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.18	Form of Subscription Agreement, dated as of July 15, 2022, between PodcastOne and the purchasers of PodcastOne’s 10% Original Issue Discount Convertible Promissory Notes, dated July 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
10.19	Placement Agency Agreement, dated July 15, 2022, between PodcastOne and Joseph Gunnar & Co., LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
10.20	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.21	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEONE INC.

Date: February 14, 2023	By:	/s/ Robert S. Ellin
Robert S. Ellin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Aaron Sullivan
Aaron Sullivan
Interim Chief Financial Officer and Executive Vice President (Interim Principal Financial Officer and Interim Principal Accounting Officer)