Form 10-K
period 2023-03-31
LiveOne, Inc.
filed 2023-06-29
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2022, was approximately $50.8 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of June 26, 2023 the registrant had 90,131,848 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (this “Form 10-K”) incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2023 annual meeting of stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the U.S. Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I

Item 1. Business

Overview

LiveOne, Inc. (formerly LiveXLive Media, Inc.) (the “Company,” “LiveOne”, “we,” “us,” or “our”) is a creator-first, music, entertainment and technology platform focused on delivering premium experiences and content worldwide through memberships and live and virtual events. We are a pioneer in the acquisition, distribution and monetization of live music events, Internet radio, podcasting/vodcasting and music-related membership, streaming and video content. Through our comprehensive service offerings and innovative content platform, we provide music fans the ability to listen, watch, attend, engage and transact. Serving a global audience, our mission is to bring the experience of live music and entertainment to consumers wherever music and entertainment is watched, listened to, discussed, deliberated or performed around the world. Our operating model is focused on a flywheel concept of integrated services centered on servicing and monetizing superfans through multiple revenue streams and product/service offerings. At March 31, 2023, we operated four core integrated services: (1) one of the industry’s leading online live music streaming platforms (LiveOne), (2) a fully integrated membership and advertising streaming music service Slacker operating as LiveOne powered by Slacker, (3) a leading podcasting platform operating as PodcastOne (“PodcastOne”), and (4) a retailer of personalized merchandise and gifts operating as Custom Personalization Solutions, Inc. (“CPS”). LiveOne is the first ‘live social music network, delivering  premium live-streamed, digital audio and on-demand music experiences from the world’s top music festivals, concerts and events, including having worked with Rock in Rio, Electronic Daisy Carnival (“EDC”) Las Vegas, iHeartRadio’s Wango Tango and many more. LiveOne enhances the experience by granting audiences access to premium original content, artist exclusives and industry interviews. Our LiveOne application offers users access to live events, audio streams with access to millions of songs and hundreds of expert-curated radio platforms and stations, original episodic content, podcasts, vodcasts, video on demand, real-time livestreams, and social sharing of content. In October 2021, we entered artist and brand development and music-related press relations business through our acquisition of Gramophone Media (“Gramophone”). Today, our business is comprised of two operating segments; our Audio Group, which includes the operations of PodcastOne and Slacker, and our Media Group, which includes LiveOne, CPS, PPVOne, Gramophone, corporate and our remaining subsidiaries (hereon referred to as our “Media Operations”).

We generate revenue through the sale of membership-based services and advertising from our music offerings, from the licensing, advertising and sponsorship of our live music and podcast content rights and services, from our expanding pay-per-view offerings and from retail sales of merchandise and gifts.

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

Historically, we acquired the rights to stream our live and recorded music and broadcasts from a combination of festival owners and promoters, such as Anschutz Entertainment Group (“AEG”) and Live Nation Entertainment, Inc. (“Live Nation”), music labels, including Universal Music, Warner Music and Sony Music, and through individual music publishers and rights holders. Beginning mid-March 2020, the current pandemic associated with COVID-19 temporarily shut down the production of all on-ground, live music festivals and. As a result, we pivoted our production to 100% streaming, and began producing, curating, and broadcasting streaming music festivals, concerts and events across our platform. In May 2020, we launched our first pay-per-view (“PPV”) performances across our platform, allowing artists and fans to access a new digital compliment to live festivals, concerts and events.

The majority of our content acquisition agreements provide us the exclusive rights to produce, license, broadcast and distribute live broadcast streams of these festivals and events throughout the world and across any digital platform, including cable, Internet, video, audio, video-on-demand (“VOD”) and virtual reality (“VR”). We are working to expand our VOD, PPV, content catalog and content capabilities. Since 2018, we launched LiveZone, a traveling studio originating from live music events and festivals all over the world. LiveZone combines music news, commentary, festival updates and artist interviews, and provide context to premiere events by showcasing exotic locales, unique venues, and artist backstories, adding “pre-show” and “post-show” segments to livestreamed artist performances and original festival-based content. During fiscal years ended March 31, 2023 and 2022, we launched our own franchises including “Music Lives,” our multi-artist virtual festival, “Music Lives ON,” our series of virtual live-streaming performances, “Self Made” our music competition platform, “The Lockdown Awards”, our award show celebrating the best in quarantine content, “The Snubbys”, our award show celebrating deserving artists who should have been but were not nominated for applicable awards, “The Breakout Awards,” our award show celebrating some of the year’s most iconic music, celebrities and pop culture moments and “One Rising” an emerging artist program that breaks up and coming talent across the music landscape.

In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS. In October 2021, we entered artist and brand development and music-related press relations business through our acquisition of Gramophone.

During the fiscal year ended March 31, 2023, we livestreamed 31 major music festivals and live music events and generated approximately 10 million views worldwide, and as of March 31, 2023, our membership services eclipsed 2,075,000 paid members and approximately 0.9 million monthly active users (“MAUs”) across our audio services. Included in the total number as of March 31, 2023 are certain members which are the subject of a contractual dispute. We are currently not recognizing revenue related to these members. We use MAUs, which is a non-GAAP financial measure, as a measure of our audience reach and define a MAU as a user of one of our platforms who has logged in and visited our music membership platform, as a unique user, on the day of measurement.

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

Podcast Services

Our podcasts are available to users online alongside our digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on the LiveOne platforms and also on other leading podcast listening platforms such as Apple Music, Spotify, and Amazon. Similar to our digital Internet radio fee structure, we monetize podcasts through (i) paid advertising or (ii) paid premium membership services. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 300 episodes per week and has generated over 2.48 billion downloads during the year ended March 31, 2023. In April 2021, we announced an agreement with Samsung for all PodcastOne distributed content to be available via the Listen tab on Samsung TV.

PodcastOne and its roster of top performing hosts are also able to integrate unique visual elements into the podcasts they produce and distribute them via YouTube, with PodcastOne becoming the first podcast network to utilize Adori, a pioneering interface technology. Adori’s unique YouTube integration technology allows podcast hosts and networks to seamlessly import episodes from RSS feeds, enhance them with visual elements and upload enriched assets directly to YouTube. Adori’s patented technology embeds contextual visuals, multi-format ads, augmented reality (“AR”) experiences, buy buttons, polls, and other “call to action” features in the audio creating a more enhanced and richer listener experience. In creating visually enhanced podcasts, Adori’s YouTube product provides additional monetization avenues for PodcastOne’s slate of original programming, increased discoverability and search engine optimization presence.

In June 2023, we launched PodcastOne TV, a free ad-supported streaming television (“FAST”) channel that will stream the video content from PodcastOne’s slate of award-winning podcasts, to be distributed through MuxIP to 60 outlets, using MuxIP’s FASTHub for OTT platform. MuxIP will enable PodcastOne to expand its content to viewers of niche content on Smart TVs and a wide range of devices. MuxIP is a global leader in powering the rapidly growing TV business model centered on FAST.

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

●

Post-Implementation Support – once our customer’s content is activated on the LiveOne App, we provide technical and network support, which includes 24/7 operational assistance and monitoring of our services and performance.

Our Industry

Globally, its estimated that recorded music revenues increased to $26.2 billion in 2022, up 9.0% year over year. We believe that by 2030, global recorded music revenues will increase to $80 billion. Our addressable market includes streaming of live music and entertainment, Internet radio, audio downloadable music, podcasts and online VOD services. These markets are experiencing significant growth and now represent the majority of the music industry’s overall revenue, as physical and digital record sales have steadily declined. We both capitalize on these trends and provide additional earnings opportunities to industry stakeholders, including agents, managers, distributors, producers, labels, publishers, advertisers and social influencers (collectively, “Industry Stakeholders”).

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

With the onset of COVID-19 in early calendar year 2020, substantially all major live music events to be held in calendar year 2020 were cancelled, including our own Spring Awakening. To address the demand for live music events, we shifted our focus to live digital concerts and festivals, and our platform experienced tremendous growth in the number of live events streamed and overall viewership. During the fiscal year ended March 31, 2023, we live-streamed over 31 events with over 10 million views. These events featured artists such as T-Pain, Lil Jon, Tank and the Bangaz, Krooked Kings, Kid Ink, K Camp, OT Genesis, B.I. and Francis Karel, in addition to our own internally developed franchises such as “One Rising” our emerging artist platform, “Music Lives,” our largest digital music event, and “Music Lives ON,” our series of virtual live-streaming performances.

Additionally, the growth of the live music industry benefits ancillary verticals, such as merchandise and primary/secondary ticket marketplaces. Merchandise includes the retail sales of licensed music-related goods and is estimated to be larger than $3.5 billion since 2018.

Digital Music Streaming Industry

The addressable market for paid digital music streaming is large and growing, representing almost half of global music revenue. In 2022, we estimate that streaming revenue was $17.5 billion or approximately 67% of global music sales, and we further expect paid streaming users to surpass 1.2 billion by 2030.

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

Podcasting Industry

The podcasting industry continues to benefit from both a broad audience, with attractive demographics and loyal listeners. According to Edison One and Triton Digital, an estimated 100 million people listened to a podcast each month in 2022 and is expected to reach 125 million in 2023. As podcast listening grows, the addressable market for podcast advertising spend continues to grow. PricewaterhouseCoopers estimated that podcast advertising spend was $1.8 billion in 2022 and is slated to reach $2.3 billion by 2023, annual growth of nearly 43% per their 2023 Global Entertainment and Media Outlook Report.

Technology

We own 38 registered or pending patents on our streaming Internet radio services, including patents over playback of digital media content, method for providing user personalized content, systems for portable personalized radio, method for interactive distribution of digital content and systems for scoring and raking digital content based on activity of network users. Key components of this technology include:

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

We intend to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. In connection with the Slacker, Inc. (“Slacker”) acquisition, we acquired a trademark for the Slacker name. We believe that certain trademarks and other proprietary rights that we may apply for or otherwise obtain will have significant value and will be important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be successful or adequate to prevent misappropriation, infringement or other violation of these rights. Upon the consummation of any future acquisitions, we may acquire additional registered trademarks, as well as applied-for trademarks potentially for worldwide use.

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

Podcasting

PodcastOne has built an internal Content Management System (“CMS”) that creators and producers can use to track metrics about shows on an episode-by-episode basis. CMS is the platform where podcast episodes are uploaded, RSS feeds are created and distributed to listening platforms, and the listening data is analyzed and displayed in a dashboard for the creators / producers to see. PodcastOne is one of the few podcast networks with proprietary CMS/Content Delivery Network (“CDN”) that allows for optimized programmatic capabilities and improved audience analytics. Our hosts/talent are also able to view their download numbers, trends and analytics on this proprietary software, something many competitors don’t provide. This fully owned and operated enterprise CMS rivals other paid platforms such as Megaphone (Spotify owned), Art19 (Amazon owned) and SimpleCast (SiriusXM/Pandora owned). The CMS day to day operation and maintenance is managed by a vendor we contract with and is constantly being updated to be a best-in-class system. We provide analytical support that creators need to optimize their performance and focus on doing what they do best — creating unique, entertaining experiences to share with fans around the world. For example, many creators have used our analytics to inform tour locations by citing the geographical audience insights provided in the CMS that would otherwise not have been known. PodcastOne is focused on continuously improving its technology so that it is user-friendly and sets it apart from other independent publishers.

PodcastOne also majority owns LaunchPadOne, a free innovative podcast hosting, distribution, and monetization platform that provides an end-to-end podcast solution.

Members

We currently stream our music services for live events globally to music fans worldwide, and with users located in North America for our digital music streaming services. We are currently developing plans to expand our music presence internationally. Our music streaming customers include individual users and OEMs such as Tesla, Verizon, T-Mobile, and, to a lesser extent, advertisers and third-party licensees. In December 2021, we also launched LiveOne on Google's Android Automotive platform, a full-stack, open source, highly customizable software platform powering the vehicle's numerous safety, environmental, and infotainment systems, enabling implementers to differentiate and tailor the content experience specific to a brand's identity. Android Automotive continues to see wide adoption from virtually all the major automotive OEMs including Ford, GMC, Dodge, Chrysler, Volvo, Polestar, Ford, Lincoln, Chevrolet, Nissan, Volkswagen, Mitsubishi, and others. For the fiscal year ended March 31, 2023 and 2022, we had one single customer that represented approximately 44% and 28% of our total consolidated revenue in the period, respectively.

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

Our fully owned and operated enterprise CMS rivals other paid platforms such as Megaphone (Spotify owned), Art19 (Amazon owned) and SimpleCast (SiriusXM/Pandora owned).

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

Strategy

Content

During the year ended March 31, 2023, we livestreamed 31 major music festivals and events. The majority of our agreements provide us exclusive rights to produce and digitally stream these live festivals across any screen in most major territories around the world. Moreover, and in certain cases, we also have the exclusive rights to VOD, AR, VR, broadcast TV and audio rights from these festivals (subject to music copyright clearances).

Our near-term strategy is to continue aggressively producing, acquiring and aggregating live and on-demand performances (e.g., on stage sets) and non-performance (e.g., behind the scenes, interviews) music-related video content from festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (collectively, the “Content Providers”); acquiring and producing original music-related video and audio content; and curating existing online and digital radio premium content. In addition to acquiring and/or partnering with third party Content Providers, our digital studio, LiveOne Studios, plans to develop and produce original music-related video content, including digital magazine-style news programming and original-concept digital pilots and documentaries. During fiscal years ended March 31, 2023 and 2022, we launched our own franchises including “Music Lives,” our multi-artist virtual festival, “Music Lives ON,” our series of virtual live-streaming performances, “The Lockdown Awards”, our award show celebrating the best in quarantine content, “Self Made” our music competition platform, “The Snubbys”, our award show celebrating deserving artists who should have been but were not nominated for applicable awards, and “The Breakout Awards,” our award show celebrating some of the year’s most iconic music, celebrities and pop culture moments.

Over the long term, our strategy is to combine our live events with our audio music and radio services (collectively, the “Music Services”). We believe that the combination of these Music Services will serve as our user engagement platform, differentiate our Music Services from our competitors and provide us more opportunities to expand and grow our current membership base and revenues from membership fees, advertising, sponsorship and licensing. Moreover, we plan to drive more audience to our Music Services platform as we grow our streamed live events, helping us leverage and lower our overall marketing spending and drive more user growth.

Approximately 53% and 35% of our revenue for the years ended March 31, 2023 and 2022, respectively, was from our membership services platform. We believe the data we generate from our platform will be valuable to Industry Stakeholders and the ability to reach our audience to market more efficiently to them products and services.

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

Our unified LiveOne App showcases several features that we believe will encourage and facilitate user engagement and interactivity, including:

Artist Picker - Personalization — This feature is foundational for personalization and recommendations of content with user profile integration; artists that are picked will track to user profiles for personalization. Through our acquisition of Slacker, we are able to add their highly developed enterprise content and user management systems to the LiveOne platform. Once they have been upgraded to work with video as well as audio, they will form the core of our data management platform and personalization system.

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

Pay Per View (“PPV”) — Due to the growing demand for digital-only events post COVID-19, we created our own PPV platform, which allows artists, venues, promoters and festivals to charge users direct for digital access to live events. We also expect our PPV platform to continue to grow substantially in the long term. We continue to see growth in PPV post COVID-19 lockdowns being eased.

By executing the above strategies, we are creating a platform that is dedicated to live music and has the breadth and depth of content to reach and be relevant to a global audience of all ages.

Expanding Podcasting Reach

PodcastOne and its roster of top performing hosts are also able to integrate unique visual elements into the podcasts they produce and distribute them via YouTube, with PodcastOne becoming the first podcast network to utilize Adori, a pioneering interface technology. Adori’s unique YouTube integration technology allows podcast hosts and networks to seamlessly import episodes from RSS feeds, enhance them with visual elements and upload enriched assets directly to YouTube. Adori’s patented technology embeds contextual visuals, multi-format ads, augmented reality (“AR”) experiences, buy buttons, polls, and other “call to action” features in the audio creating a more enhanced and richer listener experience. In creating visually enhanced podcasts, Adori’s YouTube product provides additional monetization avenues for PodcastOne’s slate of original programming, increased discoverability and search engine optimization presence.

In June 2023, we launched PodcastOne TV, a FAST channel that will stream the video content from PodcastOne’s slate of award-winning podcasts, to be distributed through MuxIP to 60 outlets, using MuxIP’s FASTHub for OTT platform. MuxIP will enable PodcastOne to expand its content to viewers of niche content on Smart TVs and a wide range of devices. MuxIP is a global leader in powering the rapidly growing TV business model centered on FAST.

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

●	SoundExchange, Inc. – SoundExchange (“SX”) collects and distributes digital performance royalties on behalf of more than 245,000 recording artists and master rights owners and licensees.

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

Intellectual Property

We own 39 registered or pending patents on our streaming Internet radio services, including patents over playback of digital media content, method for providing user personalized content, systems for portable personalized radio, method for interactive distribution of digital content and systems for scoring and raking digital content based on activity of network users. We also own over 25 trademarks and trademark applications covering our various brands, channels and product names.

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

Workforce Composition

As of March 31, 2023, we had a total of 165 employees as well as other persons who provide to us consulting and other services, including through our subsidiaries. These employees represent the diverse and complex nature of LiveOne with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance.

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

Risks Related to Our Company

●

For the years ended March 31, 2023 and 2022, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

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

●	We may not have the ability to repay the amounts then due to our senior secured lender at maturity and/or to the holders of our Series A Preferred Stock.

●	If we do not comply with the provisions of the senior credit facility, our lender may terminate its obligations to us and require us to repay all outstanding amounts owed thereunder.

●	We may incur substantially more debt or take other actions that would intensify the risks related to our indebtedness.

Risks Related to Our Acquisition Strategy

●	We can give no assurances as to when we will consummate any future acquisitions or whether we will consummate any of them at all.

Risks Related to Technology and Intellectual Property

●

We rely heavily on technology to stream content and manage other aspects of our operations and on our Content Management System. The failure of any of this technology to operate effectively could adversely affect our business.

Risks Related to Our Intended Spin-Out of PodcastOne as a Separate Public Company and Special Dividend of PodcastOne’s Common Stock and the Slacker Proposed Business Combination

●

We may be unable to complete the Spin-Out and the Special Dividend and/or the Slacker Proposed Business Combination, and we may be unable to achieve some or all of the benefits that we expect to achieve from such transactions.

●

Our debt agreements contain certain provisions requiring the consent of our senior lender and certain conditions to be satisfied in order for us to complete each of the Spin-Out and the Special Dividend and/or the Slacker Proposed Business Combination.

Risks Related to Our PodcastOne Business

●

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 44% of our consolidated revenue for the year ended March 31, 2023, and 28% of our consolidated revenue for the year ended March 31, 2022.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $10.0 million and $43.9 million for the fiscal years ended March 31, 2023 and 2022, respectively, and used cash in operating activities of $3.8 million and $9.1 million for the fiscal years ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $224.3 million and net liabilities of $1.0 million.

We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform and potentially making other accretive acquisitions, until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We also expect a continued increase in our expenses associated with our operations as a publicly traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a growing company, the difficulties that may be encountered with integrating acquired companies and the highly competitive environment in which we operate. For example, while several companies have been successful in the digital music streaming industry and the online video streaming industry, companies have had no or limited success in operating a premium Internet network devoted to live music and music-related video content. We cannot assure you that our business will be profitable or that we will ever generate sufficient revenue to fully meet our expenses and support our anticipated activities.

Our ability to meet our total liabilities, as reported in the accompanying consolidated balance sheets, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

There can be no assurance that we will be able to continue to meet all of the criteria necessary for Nasdaq to allow us to remain listed. If we fail to satisfy the applicable continued listing requirement and continue to be in non-compliance after notice and the applicable grace period ends, Nasdaq may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance).

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

We currently produce and plan to continue to produce original music-related video content, including LiveZone and One Rising, and our other digital magazine-style news programming and original-concept digital pilots, documentaries and other original content. We believe that a positive reputation with users concerning our original content is important in attracting and retaining users. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to users, our ability to establish and maintain a positive reputation may be adversely impacted. If the original content we produce does not attract new users, we may not be able to cover our expenses to produce such programs, and our business, financial condition and results of operations may be adversely affected.

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

We plan to expand into international markets in the 2024 fiscal year, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, foreign exchange, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

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

●	limitations on the enforcement of our intellectual property rights;

●	limitations on the ability of our foreign subsidiaries to repatriate profits or otherwise remit earnings;

●	foreign exchange risk;

●	adverse tax consequences due both to the complexity of operating across multiple tax regimes as well as changes in, or new interpretations of, international tax treaties and structures;

●	expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;

●	diminished ability to legally enforce our contractual rights in foreign countries;

●	limitations on technology infrastructure, which could limit our ability to migrate international operations to a common platform;

●	lower levels of internet usage, credit card usage and consumer spending in comparison to those in the United States; and

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

Risks Related to Our Company

For the years ended March 31, 2023 and 2022, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal years ended March 31, 2023 and 2022, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting. See Item 9A. Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2023, management identified material weaknesses in the following: (i) our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value; (ii) our controls were not adequately designed to allow management to identify errors in the accounting for business combinations; and (iii) our controls relating to the calculation of our inventory obsolesce reserve were not adequately designed at a sufficient level of precision, which could have resulted in a material misstatement.

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

For the fiscal year ended March 31, 2023 we failed to remediate all of the material weaknesses identified during the fiscal year ended March 31, 2022 and 2021, see Item 9A. Controls and Procedures. We may need to expend significant financial resources to remediate these material weaknesses. Beyond fiscal year ended March 31, 2023, we may not be able to remediate any current or future material weaknesses.

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

Our success depends, to a large degree, upon certain key members of our management, particularly our Chairman and Chief Executive Officer, Robert Ellin, and our Interim Chief Financial Officer, Vice President, Controller, Interim Treasurer and Interim Secretary, Aaron Sullivan. Each of Messrs. Ellin and Sullivan have extensive knowledge about our business and our operations, and the loss of either of them or any other key member of our senior management (including senior management of Slacker and PodcastOne) would likely have a material adverse effect on our business and operations. We do not currently maintain a key-person insurance policy for either of Messrs. Ellin or Sullivan or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on live music and events, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of any of our executive officers could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of March 31, 2023 was $11.9 million net of fees and including any premiums or discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our debt agreements contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

We may not have the ability to repay the amounts then due to our senior secured lender at maturity.

At maturity, the entire outstanding principal amount then due to our senior secured lender will become due and payable by us. As of March 31, 2023, $4.7 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in fiscal 2024 and $7.2 million thereafter.

Our failure to repay any outstanding principal amount then due to our senior secured lender would constitute an event of default under the applicable debt instruments, and would allow the senior lender to accelerate, after any applicable notice or grace periods, the outstanding principal amount then due to become immediately due and payable. A default under the senior secured lender documents itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the senior secured lender and/or make cash payments required by the holders of the Series A Preferred Stock. Furthermore, upon the occurrence and during the continuation of any event of default, the senior secured lender shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral.

If we do not comply with the provisions of the senior credit facility, our lender may terminate its obligations to us, and require us to repay all outstanding amounts owed thereunder.

The senior credit facility contains provisions that limit our operating activities, including a covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement). If an event of default occurs and is continuing, the lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SX against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On February 3, 2023, we entered into an agreement to settle the dispute with SX and related court judgement entered against the defendants, pursuant to which we agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event we obtain additional financing(s), unless we repay the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement. Our debt agreements with the provider of the senior credit facility contains a covenant that if a material adverse change occurs in its financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate their debt and require us to repay all outstanding amounts owed thereunder. If for any reason we fail to comply with the terms of our settlement agreement with SX, our senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition. As of March 31, 2023, we were in full compliance with these debt covenants.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of March 31, 2023 was $11.9 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with senior facility lender contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lender or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

In addition to our current outstanding debt and notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. In August 2020, we repaid in full our senior secured convertible debentures, and in September 2020 we issued 8.5% Senior Secured Convertible Notes in the aggregate principal amount of $15.0 million due September 15, 2022, which were subsequently extended until June 3, 2023 (the “Harvest Notes”). In June 2021, we entered into a revolving senior credit facility, collateralized by all of the assets of our Company and our subsidiaries, which provides for up to $7.0 million in borrowing capacity, and the holders of the Harvest Notes agreed to subordinate their debt to the senior credit facility lender. The Harvest Notes and the senior credit facility contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. The senior credit facility also contains certain covenants, including maintaining a minimum cash amount at all times and is secured by substantially all of our and our subsidiaries’ assets.

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

Our Series A Preferred Stock bears a dividend of 12% per annum, is perpetual and has no maturity date and is convertible at any time at the option of a holder of Series A Preferred Stock (the “Holders”) into shares of our common stock at a price of $2.10 per share of common stock. At our option, the dividend may be paid in-kind for the first 12 months after the issuance date of the Series A Preferred Stock, and commencing on April 1, 2024, a Holder shall have the option to select whether subsequent dividend payments shall be paid in kind or in cash; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds, Trinad Capital shall receive the dividend solely in kind. We are required on or before August 3, 2024 (the “Mandatory Redemption Date”), and in any event if prior to the Mandatory Redemption Date we consummate any financing transaction in which we, directly or indirectly, raise, in aggregate, gross proceeds of more than $20 million of new capital, to purchase $5 million in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds at the Redemption Price (as defined below).

Our failure to pay any amount due to the Holders of the Series A Preferred Stock would require us to issue an aggregate of 56,473 shares of our common stock in aggregate to the Holders for each five trading days (or pro rata thereof) that such breach or default is ongoing commencing on the date that such breach or default occurred (subject to any cure period); provided, that such number of shares shall be pro rata decreased for any conversion of such Holder’s shares of Series A Preferred Stock into our common stock. In addition, a breach of any of the Protective Provisions (as defined in the Certificate of Designation) would also trigger the same shares issuance requirement. A default under the Series A Preferred Stock issuance agreements itself could also lead to a default under agreements governing our future indebtedness. We may not have sufficient funds to pay amounts due to the Holders of the Series A Preferred Stock. Our failure to pay such amount(s) may materially adversely impact our business, operating results and financial condition. Furthermore, our debt agreements with the provider of the senior credit facility contains a covenant that if a material adverse change occurs in our financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we fail to comply with the payment terms of our Series A Preferred Stock, our senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition. We do not have the right to redeem the Series A Preferred Stock other than our optional right to purchase up to $5,000,000 in aggregate of the outstanding shares of Series A Preferred Stock held by the Harvest Funds, in whole or in part, at a cash redemption price per share of Series A Preferred Stock equal to the Stated Value (as defined in the Certificate of Designation) (the “Redemption Price”).

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

We engage a number of consultants to work for us in various aspects of our business. Although we believe that the consultants that we utilize in our business, as is customary to do so in our business, are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of independent contractors. We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification, including the California legislature’s passage of California Assembly Bill 5 (“AB 5”). AB 5 purports to codify a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Given AB 5’s recent passage, there is no guidance from the regulatory authorities charged with its enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions, including New York, may enact similar laws. If such regulatory authorities or state, federal or foreign courts were to determine that our recording artists and songwriters are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our consultants are our employees could have a material adverse effect on our business, financial condition and results of operations. In addition to the taxes that we would be required to pay if we were required to remit payroll taxes for our consultants, and the payments that we would be required to make for other employment-related obligations, our operations would be severely disrupted and individual officers or members of our board of directors could be personally liable for certain of any assessments made. A government entity could potentially shut down our operations until such time as the payroll taxes were brought current. Such a shutdown could effectively push us into bankruptcy and an investor could lose all his or her investment in us.

We depend upon third-party licenses for sound recordings and musical compositions and an adverse change to, loss of, or claim that we do not hold any necessary licenses may materially adversely affect our business, operating results and financial condition.

To secure the rights to stream sound recordings and the musical compositions embodied therein, we enter into license agreements to obtain licenses from rights holders such as record labels, aggregators, artists, music publishers, performing rights organizations, collecting societies, podcasters and podcast networks, and other copyright owners or their agents, and pay substantial royalties or other consideration to such parties or their agents around the world. Though we work diligently in our efforts to obtain all necessary licenses to stream sound recordings and the musical compositions embodied therein, there is no guarantee that the licenses available to us now will continue to be available in the future at rates and on terms that are favorable or commercially reasonable or at all. The terms of these licenses, including the royalty rates that we are required to pay pursuant to them, may change as a result of changes in our bargaining power, changes in the industry, changes in the laws and regulations, or for other reasons. Increases in royalty rates or changes to other terms of these licenses may materially impact our business, operating results, and financial condition.

We enter into license agreements to obtain rights to stream sound recordings, including from the major record labels that hold the rights to stream a significant number of sound recordings, such as Universal Music Group, Sony Music Entertainment, Warner Music Group and SX, as well as others. If we fail to obtain these licenses, the size and quality of its catalog may be materially impacted and its business, operating results and financial condition could be materially harmed.

We generally obtain licenses for two types of rights with respect to musical compositions: mechanical rights and public performance rights. With respect to mechanical rights, for example, in the United States, the rates we pay are, to a significant degree, a function of a ratemaking proceeding conducted by an administrative agency called the Copyright Royalty Board. The rates that the Copyright Royalty Board set apply both to compositions that we license under the compulsory license in Section 115 of the Copyright Act of 1976 (the “Copyright Act”), and to a number of direct licenses that we have with music publishers for U.S. rights, in which the applicable rate is generally pegged to the statutory rate set by the Copyright Royalty Board. The most recent proceeding before the Copyright Royalty Board (the “Phonorecords III Proceedings”) set the rates for the Section 115 compulsory license for calendar years 2018 to 2022. The Copyright Royalty Board issued its initial written determination on January 26, 2018. The rates set by the Copyright Royalty Board may still be modified if a party appeals the determination and are also subject to further change as part of future Copyright Royalty Board proceedings. If any such rate change increases, our sound recordings and musical compositions license costs may substantially increase and impact our ability to obtain content on pricing terms favorable to us, and it could negatively harm our business, operating results and financial condition and hinder our ability to provide interactive features in our services or cause one or more of our services not to be economically viable. Based on management’s estimates and forecasts for the next two fiscal years, we currently believe that the proposed rates will not materially impact our business, operating results, and financial condition. However, the proposed rates are based on a variety of factors and inputs which are difficult to predict in the long-term. If Slacker’s business does not perform as expected or if the rates are modified to be higher than the proposed rates, its content acquisition costs could increase and impact its ability to obtain content on pricing terms favorable to us, which could negatively harm our business, operating results and financial condition and hinder its ability to provide interactive features in its services, or cause one or more of our services not to be economically viable.

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of March 31, 2023, we owed $16.6 million in aggregate royalty payments to such PROs.

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

With respect to podcasts and other non-music content, we produce or commission the content itself or obtain distribution rights directly from rights holders. In the former scenario, we employ various business models to create original content. In the latter scenario, we and/or PodcastOne negotiates license directly with individuals that enable creators to post content directly to our service after agreeing to comply with the applicable terms and conditions. We are dependent on those who provide content through our service complying with the terms and conditions of our license agreements as well as the PodcastOne Terms and Conditions of Use. However, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

There also is no guarantee that we have all of the licenses we require to stream content, as the process of obtaining such licenses involves many rights holders, some of whom are unknown, and myriad complex legal issues across many jurisdictions, including open questions of law as to when and whether particular licenses are needed. Additionally, there is a risk that rights holders, creators, performers, writers and their agents, or societies, unions, guilds, or legislative or regulatory bodies will create or attempt to create new rights that could require us to enter into license agreements with, and pay royalties to, newly defined groups of rights holders, some of which may be difficult or impossible to identify.

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

We utilize a combination of proprietary and third-party technology. Our business substantially depends on our Slacker Radio app, which offers a digital spin on the classic radio listening experience through free and membership-based access. Our business is also substantially dependent on our LiveOne App, which includes live video streaming, live digital events, PPV events, VOD, push notifications, festival-, venue- and original content-specific functionality, Google Ads capability, digital rights management (e.g., geo-blocking), and the capability to display time-shifted content and enhanced function, and our PodcastOne App which offers users access to our podcasts on their favorite device. PodcastOne relies heavily on its CMS. It utilizes a combination of its proprietary CMS technology and third-party technology. Its business substantially depends on its CMS which allows it to manage its podcasts and content offer listeners access to their favorite podcasts. We cannot be sure that the Slacker Radio app will continue to, or that the LiveOne App and/or the PodcastOne App or our CMS technology or any enhancements or other modifications we make in the future to such technology or accompanying third-party technology or integration of such third-party technology will perform as intended. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to successfully develop, maintain and enhance our technology to manage the streaming of live events in a timely and efficient manner, our ability to attract and retain users may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and retain users may be impaired. Also, any harm to our users’ personal computers or mobile devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

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

The laws in this area are complex and developing rapidly. For instance, on April 14, 2016, the EU General Data Protection Regulation (the “GDPR”) became effective within Europe on May 25, 2018. The primary objectives of the GDPR are to give citizens of the EU back the control of their personal data and to simplify the regulatory environment for international business by unifying the regulation within the EU. We have not yet assessed the full effect of the GDPR. Failure to comply with the GDPR may result in significant monetary penalties. As we expand our operations into new jurisdictions, the costs associated with compliance with applicable local data privacy laws and regulations increases. It is possible that government or industry regulation in these markets will require us to deviate from our standard processes and/or make changes to our products, services and operations, which will increase operational cost and risk. There is a risk that Internet browsers, operating systems, or other applications might be modified by their developers in response to this regulation to limit or block our ability to access information about our users. It is possible that existing or future regulations could make it difficult or impossible for us to collect or use our user information in the way we would like, which would impede our growth strategy and potentially reduce the revenue we hope to generate. It is also possible that we could be found to have violated regulations relating to user data, which could result in us being sanctioned, suffering fines or other punishment, being restricted in our activities and/or suffering reputational harm. Any of the foregoing could adversely affect our business and financial results.

Risks Related to Our Intended Spin-Out of PodcastOne as a Separate Public Company and Special Dividend of PodcastOne’s Common Stock and the Proposed Merger of Slacker with Roth CH Acquisition V Co. (the “Slacker Proposed Business Combination”).

The Distribution pursuant to the Spin-Out could result in significant tax liability to our Company and our stockholders.

The planned distribution at a future date (the “Distribution”) by us, as a special dividend to our stockholders of up to 4,320,000 shares of PodcastOne’s common stock (the “Distribution Shares”) out of the 20,000,000 shares of PodcastOne’s common stock held by us immediately prior to the Distribution, will be determined not to qualify for non-recognition of gain and loss, and therefore, beneficial owners of our common stock that that are subject to U.S. federal income taxes (the “U.S. Holders”) will be subject to tax. Each U.S. Holder who receives shares of PodcastOne’s common stock in the Distribution would generally be treated as receiving a distribution in an amount equal to the fair market value of our common stock received, which would generally result in a gain to be recognized, as applicable, by, or be includible in the income of, such U.S. Holder as a result of the Distribution, and the aggregate tax basis of our common stock and PodcastOne’s common stock held by each U.S. Holder immediately after the Distribution will be the same as the aggregate tax basis of our common stock held by the U.S. Holder immediately before the Distribution, allocated between our common stock and PodcastOne’s common stock in proportion to their relative fair market values on the date of the Distribution.

We may also recognize gain in an amount up to the fair market value of PodcastOne’s common stock held by us immediately before the Distribution.

We may be unable to complete the spin-out of PodcastOne as a separate public company and related special dividend(s) and/or the proposed Slacker Proposed Business Combination, and we may be unable to achieve some or all of the benefits that we expect to achieve from such transactions.

We believe that as a result of the intended spin-out of PodcastOne as an independent publicly-traded company (the “Spin-Out”) and Slacker Proposed Business Combination, each of PodcastOne and Slacker will be able to, among other things, better focus on their respective financial and operational resources on their respective specific business, implement and maintain a capital structure designed to meet on their respective specific needs, design and implement corporate strategies and policies that are targeted to on their respective business, more effectively respond to industry dynamics and create effective incentives for on their respective management and employees that are more closely tied to on their respective business performance. We also believe that each of the Spin-Out and the Slacker Proposed Business Combination will result in significant benefits to our Company and our stockholders as a result of unlocking the value we believe that each of PodcastOne and Slacker has as a standalone publicly traded company. In connection with the Spin-Out, we plan to complete a special dividend of approximately 19% of PodcastOne’s common stock to our stockholders of record as of May 11, 2023 that are eligible to receive the special dividend (the “Special Dividend”). Other criteria to determine our stockholders eligible for the Special Dividend shall be determined and announced by us at a later date. We cannot assure you that we will be able to complete the Spin-Out due to many factors outside of our control.

We also announced the proposed Slacker Proposed Business Combination for similar reasons as set forth above. However, we cannot assure you that we will be able to complete the Slacker Proposed Business Combination due to many factors outside of our control.

In addition, by separating from LiveOne, PodcastOne and/or Slacker may be more susceptible to market fluctuations and have less leverage with their respective talent, customers, vendors and other service providers, and PodcastOne and/or Slacker may experience other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect PodcastOne and/or Slacker to achieve as an independent company in the time we expect, if at all. The completion of the spin-out PodcastOne and the Special Dividend and/or the Slacker Proposed Business Combination will also require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business.

PodcastOne’s and/or Slacker’s common stock may not be eligible for listing on any national securities exchange.

PodcastOne’s and/or Slacker’s common stock is not currently quoted or listed on any national securities exchange, marketplace or any other over-the-counter market, and may never be quoted or listed in the future. We intend to apply to have PodcastOne’s and/or Slacker’s common stock on a national securities exchange as soon as we are eligible to do so following the preparation, filing and consummation of applicable steps and documents related to the Spin-Out and the proposed Slacker Proposed Business Combination, as applicable. However, we cannot assure you that PodcastOne and/or Slacker will meet the initial listing standards of any other national securities exchange at any time in the future. In addition, even if PodcastOne and/or Slacker does obtain such a listing, there can be no assurance that they will be able to maintain such listing in the future. As a result, PodcastOne’s and/or Slacker’s investors may find it difficult to buy or sell or obtain accurate quotations for their common stock, and their shares may be less attractive for margin loans and for investment by larger financial institutions. These factors may have an adverse impact on the trading and price of our common stock.

Our Company’s, PodcastOne’s and Slacker’s debt agreements contain certain provisions requiring the consent of our senior lender and certain conditions to be satisfied in order for us to complete each of the spin-out of PodcastOne and the Special Dividend and/or the Slacker Proposed Business Combination. If these consents are not obtained or such conditions are not satisfied, we may be in breach of such agreements, and we may not be able to consummate such spin-out and the Special Dividend and the Slacker Proposed Business Combination.

Our Company’s, PodcastOne’s and Slacker’s debt agreements contain certain provisions that require the consent of our senior lenders and for certain conditions to be satisfied in order for us to complete each of the spin-out of PodcastOne and the Special Dividend and/or the Slacker Proposed Business Combination, and to determine the amount of the Special Dividend and our stockholders Special Dividend eligibility. In addition, we will be required to comply with applicable rules and regulations to consummate such spin-out and the Special Dividend and/or the Slacker Proposed Business Combination. For example, our senior lender will need to specifically consent to the Special Dividend and the amount thereof and the Slacker Proposed Business Combination. Furthermore, we agreed not to effect any Qualified Financing or Qualified Event (each as defined in PodcastOne’s offering documents with respect to its completed private placement of its unsecured convertible notes), as applicable, and/or any other transaction unless (i) PodcastOne’s post-money valuation at the time of the Qualified Event is at least $150 million (with respect to the PodcastOne’s offering documents with respect to its completed private placement of its unsecured convertible notes), and (ii) immediately following such event we own no less than 66% of PodcastOne’s and Slacker’s equity, as applicable, unless in either case otherwise permitted by the written consent of the holders of the majority in principal of such notes (excluding our Company), our senior lender and the holders of our Series A Preferred Stock, as applicable. Failure to obtain such consents on commercially reasonable and satisfactory terms, or at all, may cause us to be in breach of such agreements and we may not be able to consummate such spin-out and the Special Dividend and the Slacker Proposed Business Combination.

The implications of Pirani v. Slack Technologies, Inc. (No. 20-16419 (9th Cir. 2021) lawsuit may expose us to potential litigation and any adverse outcome in such litigation may have a material adverse impact on our business and/or financial condition.

Slack Technologies, Inc. (“Slack”), a technology company that offers a popular instant messaging platform for businesses and organizations, opted to go public through a direct listing on the New York Stock Exchange in June 2019. A direct listing allows a company to go public without going through the traditional route of issuing new shares in an underwritten initial public offering. Beginning in September 2019, seven purported class action lawsuits were filed against Slack, its directors, certain of its officers and certain investment funds associated with certain of its directors, each alleging violations of securities laws in connection with Slack’s registration statement on Form S-1 related to such direct listing (the “Slack Registration Statement”) filed with the SEC. In 2021, the U.S. Ninth Circuit Court of Appeals in Pirani v. Slack Technologies, Inc. (No. 20-16419 (9th Cir. 2021) litigation affirmed the conclusion of the U.S. District Court for the Northern District of California in 2021 that Pirani, who bought Slack stock in its direct listing, had standing to bring claims under Sections 11 and 12(a)(2) of the Securities Act, despite the fact that he was unable to prove that the shares he bought were registered under the allegedly misleading registration statement that he was challenging. The Ninth Circuit’s ruling has resulted in some uncertainty as to one of the longest standing precedents in federal securities case law by eliminating the requirement under Section 11 of the Securities Act that a claimant “trace” his shares to a registration statement, threatening not only the viability of direct listings, but also of the entire initial public offering ecosystem.

The Supreme Court has agreed to hear oral arguments in Slack v. Pirani litigation, as the case presents novel questions about standing under the Securities Act and could have significant ramifications for investors who purchase securities through direct listings and other alternative forms of public offerings. If the Ninth Circuit’s decision is left intact, the ruling may carve out a special, more expansive rule of potential liability under Securities Act for issuers that go public via a direct listing and impose Section 11 liability on exempt transactions that do not require registration statements.

There can be no assurances as to the outcome of the Supreme Court’s review of the Slack v. Pirani litigation and whether the Supreme Court limits its decision to claims brought where shares are acquired in a direct listing, and whether the court would choose to alter the well-established and largely uniform case law across the circuits that requires tracing of shares to a specific registration statement under Section 11 of the Securities Act (that Section 11 claims may only be brought by plaintiffs whose shares were issued pursuant to the faulty registration statement). If the Supreme Court elects to expand the grounds on which a plaintiff would have standing to sue under Section 11 of the Securities Act and if we successfully complete the Direct Listing and are subsequently potentially sued for violations of Section 11, any adverse outcome in such litigation may have a material adverse impact on our business and/or financial condition. In addition, even if the Supreme Court does not elect to expand the grounds on which a plaintiff would have standing to sue under Section 11 and if we successfully complete the Direct Listing, we may be subject to future litigation for alleged other violations of the Securities Act, any adverse outcome in such litigation may have a material adverse impact on our business and/or financial condition.

PodcastOne may be required to redeem a portion of its bridge notes if it is unable to consummate the Direct Listing by certain dates.

If PodcastOne does not consummate its proposed direct listing on a national stock exchange (the “Direct Listing”) by February 15, 2023, March 15, 2023 or April 15, 2023, as applicable, unless in either case permitted by the written consent of the holders holding the majority of the Bridge Notes, PodcastOne shall be required to redeem $1,000,000 of the then outstanding Bridge Notes (other than the Bridge Notes issued to LiveOne) by the tenth calendar day of each month immediately following such respective date above (subject to any cure period), up to an aggregate redemption of $3,000,000 over the course of such three months, each of which shall be distributed to the holders of the Bridge Notes (other than LiveOne) on a prorated basis. As of June 29, 2023, PodcastOne has not yet consummated the Direct Listing and accordingly, it has redeemed $3,000,000 of the outstanding Bridge Notes (other than the Bridge Notes issued to LiveOne). PodcastOne is not required to redeem any more of the principal amount of the bridge notes; however, PodcastOne will be required to repay the notes at maturity if the Direct Listing is not consummated by then. Any such repayment could adversely affect PodcastOne's and/or our liquidity, business and operations, and/or may require PodcastOne and/or us to raise additional capital via the issuance of equity and/or debt.

The risks described above do not necessarily comprise of all those associated with the intended Spin-Out and the Slacker Proposed Business Combination.

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

As of March 31, 2023, the shares of our Series A Preferred Stock are convertible into approximately 10.1 million shares of our common stock. The conversion of some or all of the shares of our Series A Preferred Stock into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock into shares of our common stock could adversely affect prevailing market prices of our common stock.

Risks Related to Our PodcastOne Business

We generate a substantial portion of our revenues from PodcastOne’s podcast and advertising sales. If PodcastOne fails to maintain or grow podcasting and advertising and e-commerce merchandise revenue, our financial results may be adversely affected.

We generate revenue primarily from PodcastOne’s podcasting and advertising services. Our financial results could be adversely affected if we fail to maintain or grow PodcastOne’s podcasting and advertising and e-commerce merchandise revenue in the future. In addition, if PodcastOne fails to collect its receivable balance from its key customers in its podcasting and advertising and e-commerce merchandise businesses, our financial results may be adversely affected.

PodcastOne faces and will continue to face competition for listeners and listener listening time.

PodcastOne competes with providers of podcasts that offer an on-demand catalog of podcast content that is similar to ours. PodcastOne faces increasing competition from a growing variety of podcast providers that seek to differentiate their service by content offering and product features, and they may be more successful than PodcastOne in predicting listener preferences, providing popular content, and innovating new features.

PodcastOne’s competitors include providers of internet radio, terrestrial radio, and satellite radio. Internet radio providers may offer more extensive content libraries than we offer and some may be offered internationally more broadly than PodcastOne’s service. In addition, internet radio providers may leverage their existing infrastructure and content libraries, as well as their brand recognition and listener base, to augment their services by offering competing on-demand podcast features to provide listeners with more comprehensive podcast service delivery choices. Terrestrial radio providers often offer their content for free, are well-established and accessible to consumers, and offer media content that we currently do not offer. In addition, many terrestrial radio stations have begun broadcasting digital signals, which provide high-quality audio transmission. Satellite radio providers, such as SiriusXM and iHeartRadio, may offer extensive and exclusive news, comedy, sports and talk content, and national signal coverage.

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

PodcastOne also competes for listeners based on its presence and visibility as compared with other businesses and platforms that deliver audio content through the internet and connected devices. PodcastOne faces significant competition for listeners from companies promoting their own digital audio content online or through application stores, including several large, well-funded, and seasoned participants in the digital media market. Device application stores often offer listeners the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since an application was released or updated, or the category in which the application is placed. The websites and applications of PodcastOne’s competitors may rank higher than its website and our application, and our application may be difficult to locate in device application stores, which could draw potential listeners away from our service and toward those of our competitors. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence, ease of use, and visibility online, on devices, and in application stores, our number of paid members, free ad-supported users, and the amount of content streamed on our service may fail to increase or may decline and our membership fees and advertising sales may suffer.

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

PodcastOne’s business is dependent upon the performance of its podcasts and their talent.

PodcastOne independently contracts with podcasts and talent with significant loyal audiences in their respective markets. Although PodcastOne has entered into long-term agreements with some of its key podcast hosts to protect its interests in those relationships, we can give no assurance that all or any of these persons will remain with us, will be able to continue to provide podcasting services, will retain their audiences or will continue to be profitable. Competition for these podcasts and talent is intense and certain of these talent and podcasts are under no legal obligation to remain with us after the expiration of their podcast license agreements. PodcastOne’s competitors may choose to extend offers to any of these podcasts and/or talent on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of its key podcasts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on PodcastOne’s ability to attract local and/or national advertisers and on our revenue and/or ratings, and could result in increased expenses.

If PodcastOne fails to increase the number of listeners consuming its podcast content, our business, financial condition and results of operations may be adversely affected.

The size of PodcastOne’s listener base consuming its podcast content is critical to its success, and PodcastOne will need to develop and grow our listener base to be successful. We currently generate substantially all of our revenue from advertising and sponsorship, which is dependent on the number of listeners consuming its podcast content that we attract. For example, if PodcastOne is unable to retain and attract listeners consuming its podcast content, it may be unable to maintain or increase the frequency of listeners’ engagement with its platform and its podcasts. In addition, if listeners do not perceive PodcastOne’s content as original, entertaining or engaging, it may not be able to attract advertising and sponsorship opportunities and/or increase the resulting frequency of listeners’ engagement with our platform and content. If PodcastOne is unable to retain and attract listeners, its network and services could also be less attractive to potential new advertisers, sponsors and listeners, as well as to podcasts and podcasting talent, which could have a material and adverse impact on our business, financial condition and results of operations.

Significant up-front and/or minimum guarantees required under certain of PodcastOne’s podcast license agreements may limit its operating flexibility and may adversely affect our business, operating results, and financial condition.

Certain of PodcastOne’s podcast license agreements contain significant up-front and/or require that PodcastOne makes minimum guarantee payments (“MGs”). In addition, in order to secure top podcasts and/or renew top performing podcasts, PodcastOne may be required to fund significant MGs payment requirements. While some MGs are recoupable by PodcastOne as a direct cost before it shares any revenue with the underlying partners/talent, some MGs related to PodcastOne’s content acquisition costs are not always tied to its revenue and/or audience growth forecasts (e.g., number of listeners, downloads, YouTube viewers, social media followers), or the number of podcasts distributed its service. PodcastOne may also be subject to MGs to rights holders with respect to certain strategic partnerships we enter into that may not produce all of the expected benefits. Accordingly, PodcastOne’s ability to achieve and sustain profitability and operating leverage on its service in part depends on its ability to increase its revenue through increased advertising sales on terms that maintain an adequate gross margin. The duration of its license agreements for podcast content that contain MGs is frequently between one and two years. If its forecasts of user acquisition or retention do not meet its expectations or advertising sales decline significantly during the term of our license agreements, PodcastOne’s margins may be materially and adversely affected. To the extent PodcastOne’s advertising sales do not meet its expectations, our business, operating results, and financial condition could also be adversely affected as a result of such MGs. In addition, the fixed cost nature of these MGs may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

PodcastOne relies on estimates of the market share of streamed and/or downloaded content by the provider, as well as its own user growth and forecasted advertising revenue, to forecast whether such MGs could be recouped against its actual content acquisition costs incurred over the duration of the license agreement. To the extent that this revenue and/or market share estimates underperform relative to its expectations, leading to content acquisition costs that do not exceed such minimum guarantees, its margins may be materially and adversely affected.

PodcastOne’s podcasting revenue and operating results are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict our revenue and could adversely affect its business.

PodcastOne’s business depends on the overall demand for advertising and on the economic health of its current and prospective advertisers. If advertisers reduce their overall advertising spending, PodcastOne’s revenue and results of operations are directly affected. Many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and buyers may spend more in the fourth quarter for budget reasons. As a result, if any events occur to reduce the amount of advertising spending during the fourth quarter, or reduce the amount of inventory available to advertisers during that period, it could have a disproportionate adverse effect on its podcasting revenue and our operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic prospects in the future are likely to affect PodcastOne’s business prospects. In particular, uncertainty regarding the general business conditions in the United States and globally and if such economies deteriorate or become volatile could cause advertisers to delay, decrease or cancel ad purchases. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand. In addition, continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.

Expansion of PodcastOne’s operations to deliver podcasts subjects it to increased business, legal, financial, reputational, and competitive risks.

Expansion of PodcastOne’s operations to deliver podcasts and other non-music content involves numerous risks and challenges, including increased capital requirements, new competitors, and the need to develop new strategic relationships. Growth in these areas may require additional changes to PodcastOne’s existing business model and cost structure, modifications to is infrastructure, and exposure to new regulatory, legal and reputational risks, including infringement liability, any of which may require additional expertise that it currently does not have. There is no guarantee that PodcastOne will be able to generate sufficient revenue from podcasts or other non-music content to offset the costs of creating or acquiring this content. Further, we have initially established a reputation as a music streaming service and our ability to gain acceptance and listenership for podcasts or other non-music content, and thus our ability to attract users and advertisers to this content, is not certain. Failure to successfully monetize and generate revenues from such content, including failure to obtain or retain rights to podcasts or other non-music content on acceptable terms, or at all, or to effectively manage the numerous risks and challenges associated with such expansion could adversely affect our business, operating results, and financial condition.

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

PodcastOne depends upon podcast content creators to continuously provide a large variety of high-quality content on its platform, which is a key factor of engaging and providing a satisfactory user experience that ensures long-term user stickiness. PodcastOne competes with other audio platforms for active, popular or celebrity content creators. To attract and retain top content creators and maintain the high level of content quality, PodcastOne enters into contracts with its podcast content creators under which such creators are usually paid a certain percentage of the ad sales and other revenue that it generates related to their podcast. The compensation to a top podcast content creator may increase as the competition intensifies. If PodcastOne’s content creators become too costly, it will not be able to produce high quality content at commercially acceptable costs. If PodcastOne’s competitors’ platforms offer higher revenue sharing percentage with an intent to attract our popular podcast content creators, costs to retain such content creators may increase. Furthermore, as PodcastOne’s business and user base further expand, it may have to devote more resources in encouraging its podcast content creators to produce content that meets the evolving interests of a diverse user base, which would increase the costs of content on PodcastOne’s platform. If PodcastOne is unable to generate sufficient revenues that outpace its increased costs in relation to content creators, our business, financial condition and results of operations may be materially and adversely affected.

PodcastOne uses third-party services and technologies in connection with is business, and any disruption to the provision of these services and technologies to PodcastOne could result in adverse publicity and a slowdown in the growth of is users, which could materially and adversely affect our business, financial condition and results of operations.

Our PodcastOne business depends upon services provided by, and relationships with, third parties. PodcastOne currently engages third-party service providers in certain areas of its operations such as monitoring of its podcasts. If such third-party service providers fail to detect the illegal or inappropriate activities or content in our podcasts, we may be subject to regulator’s disapproval or penalties as well as adverse media exposure which could materially and adversely affect our business, financial condition and results of operations. In addition, some third-party software we use in our operations is currently publicly available without charge. If the owner of any such software decides to make claims against us, charge users, or no longer makes the software publicly available, we may need to enter into settlement with such owners, incur significant cost to license the software, find replacement software or develop it on our own. If PodcastOne is unable to find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

PodcastOne’s overall network relies on bandwidth connections provided by third-party operators and it expects this dependence on third parties to continue. The networks maintained and services provided by such third parties are vulnerable to damage or interruption, which could impact our business, financial condition and results of operations.

PodcastOne also depends on the third-party online payment systems for sales of its products and services. If any of these third-party online payment systems suffer from security breaches, users may lose confidence in such payment systems and refrain from purchasing our virtual gifts online, in which case our results of operations would be negatively impacted.

PodcastOne exercises no control over the third parties with whom it has business arrangements. For some of our services and technologies such as online payment systems, PodcastOne relies on a limited number of third-party providers with limited access to alternative networks or services in the event of disruptions, failures or other problems. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with PodcastOne, it could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Streaming depends on effectively working with third-party platforms, operating systems, online platforms, hardware, networks, regulations, and standards PodcastOne does not control. Changes in PodcastOne’s services or those operating systems, hardware, networks, regulations, or standards, and PodcastOne’s limitations on its ability to access those platforms, operating systems, hardware or networks may seriously harm its business.

PodcastOne’s services require high-bandwidth data capabilities. If the costs of data usage increase or access to data networks is limited, our business may be seriously harmed. Additionally, to deliver high-quality audio, video, and other content over networks, PodcastOne’s services must work well with a range of technologies, systems, networks, regulations and standards that it does not control. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for PodcastOne’s services and increase is cost of doing business. Previously, Federal Communications Commission (the “FCC”) “open Internet rules” prohibited mobile providers in the United States from impeding access to most content, or otherwise unfairly discriminating against Content Providers like LiveOne and PodcastOne. These rules also prohibited mobile providers from entering into arrangements with specific Content Providers for faster or better access over their data networks. However, on December 14, 2017, the FCC voted to repeal the “open Internet rules” and as a result, broadband services are now subject to less U.S. federal regulation. A number of parties have already stated they would appeal this order, and it is possible United States Congress may adopt legislation restoring some of the “open Internet rules.” If, as a result of the repeal of “open Internet rules,” broadband providers in the United States decrease access to certain content, start entering into arrangements with specific Content Providers for faster or better access over their data networks, or otherwise unfairly discriminate against Content Providers like LiveOne and PodcastOne, this could increase our cost of doing business and put us at a competitive disadvantage relative to larger competitors. Additionally, mobile providers may be able to limit our users’ ability to access our platforms or make them a less attractive alternative to our competitors’ applications. If that occurs, our business, operating results and financial condition would be seriously harmed.

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

PodcastOne relies on a variety of operating systems, online platforms, hardware, and networks to reach its customers. These platforms range from desktop and mobile operating systems and application stores to wearables and intelligent voice assistants. The owners or operators of these platforms may not share its interests and may restrict its access to them or place conditions on access that would materially affect its ability to access those platforms. In particular, where the owner of a platform also is PodcastOne’s direct competitor, the platform may attempt to use this position to affect PodcastOne’s access to customers and ability to compete. For example, an online platform might arbitrarily remove PodcastOne’s services from its platform, deprive PodcastOne of access to business-critical data, or engage in other harmful practices. Online platforms also may unilaterally impose certain requirements that negatively affect our ability to convert users to the premium service, such as conditions that limit our freedom to communicate promotions and offers to our users. Similarly, online platforms may force us to use the platform’s payment processing systems which may be inferior to and more costly than other payment processing services available in the market.

Online platforms frequently change the rules and requirements for services like PodcastOne to access the platform, and such changes may adversely affect the success or desirability of our services. Online platforms may limit PodcastOne's access to information about users, limiting our ability to convert and retain them. Online platforms also may deny access to application programming interfaces (“API”) or documentation, limiting functionality of our services on the platform.

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

PodcastOne’s business depends on its ability to integrate its content with a variety of third-party advertising platforms, DSPs, proprietary platforms and ad services. PodcastOne is able to make its podcasts available on other popular podcasting platforms such as Apple, Amazon, Spotify and wherever podcasts are heard, allowing our listeners to utilize such platforms to listen to our podcasts. PodcastOne has also formed partnerships with advertising platforms to integrate its podcasts with their software and product offerings, allowing PodcastOne’s advertisers to utilize its solutions wherever they purchase or place an ad. For example, PodcastOne relies on integration with Apple and Spotify in order to provide its podcasts through their platforms. Apple or Spotify may determine to only host shows that are proprietary to them, which would have a significant effect on PodcastOne’s ability to offer its podcasts to larger group of listeners and would materially adversely affect our business, results of operations and financial condition. Some of these integration partners have significant market share in the segment in which they operate. To date, PodcastOne has relied on written contracts and other arrangements to govern its relationships with these partners. However, these are subject to change by such providers from time to time and in many instances the provider may choose to terminate these contracts without cause and with short notice periods. Many of these agreements are short term with automatic renewal provisions, and there can be no assurances that such providers will agree to renew their agreements with PodcastOne. Moreover, such providers may choose to stop integrating with PodcastOne’s podcasts and may unilaterally stop providing us with data necessary to its business if they acquire a competitor which provides podcasting services similar to ours or if they begin to deliver podcasts similar to PodcastOne’s on their own. We cannot assure you that PodcastOne’s existing podcast partners and integration partners will continue to, or that potential new podcast partners or integration partners will agree to, integrate PodcastOne’s podcasts into their podcast offerings or services. Such integrations may not be replaceable, and so loss of any such integrations could materially impact our business and our results of operations and we and/or PodcastOne may lose listeners.

Our business and revenues could also be affected by social issues or disruptions. For example, if there is public disapproval or boycotting of a specific podcasting platform, such as Spotify or other podcasting platform, PodcastOne’s ability to optimize ad placement or to forecast listener metrics may be impacted based on unforeseen trends or events.

PodcastOne’s revenue model also depends in part on high impression volumes, the growth of which may not be sustained.

PodcastOne generates revenue by charging a cost per thousand impressions (“CPM”) based on the volume of purchased digital ads that we measure on behalf of these customers. If the volume of impressions it measures does not continue to grow or decreases for any reason, PodcastOne’s business will suffer. For example, if digital ad spending remains constant and PodcastOne’s advertiser customers transition to higher CPM ad inventory, overall impression volumes may decrease, which may result in fewer impressions for PodcastOne to verify and a corresponding decline in its revenues. We cannot assure you that growth in volume of impressions will be sustained. If PodcastOne’s customers adjust their buying patterns or alter their preference to higher CPM ad inventory, our business, financial condition, and results of operations may be harmed.

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

The third-party services and software that PodcastOne uses are highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm its reputation and business.

The third-party services and software that PodcastOne uses are highly technical and complex. The tech solutions that it uses or may introduce in the future, may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in PodcastOne’s products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. PodcastOne’s tech providers have a practice of updating their tech solutions and software and some errors in their technology and software may be discovered only after a product has been used by listeners, and may in some cases be detected only under certain circumstances or after extended use. Any errors, bugs or other vulnerabilities discovered in the underlying code or backend after release could damage our reputation, drive away listeners, allow third parties to manipulate or exploit our software, lower revenue and expose us to claims for damages, any of which could seriously harm PodcastOne’s business. Additionally, errors, bugs, or other vulnerabilities may—either directly or if exploited by third parties—affect PodcastOne’s ability to make accurate royalty payments.

PodcastOne also could face claims for infringement of intellectual property, among other things. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm PodcastOne’s reputation and business. In addition, if PodcastOne’s liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, its business could be seriously harmed.

PodcastOne is at risk of attempts at unauthorized access to its services, and failure to effectively prevent and remediate such attempts could have an adverse impact on its business, operating results and financial condition. Unauthorized access to PodcastOne’s services may cause it to misstate key performance indicators, which once discovered, corrected, and disclosed, could undermine investor confidence in the integrity of its key performance indicators and could cause our stock price to drop significantly.

We and PodcastOne have in the past been, and continue to be, impacted by attempts by third parties to manipulate and exploit our software for the purpose of gaining unauthorized access to our services. For example, we have detected instances of third parties seeking to provide mobile device users a means to suppress advertisements without payment and gain access to features only available to the ad-supported services. If in the future we fail to successfully detect and address such issues, it may have artificial effects on our key performance indicators, such as content hours, content hours per listener, which underlie, among other things, our contractual obligations with advertisers, as well as harm our relationship with them. This may impact our results of operations, particularly with respect to margins on our ad-supported segment, by increasing our ad-supported cost of revenue without a corresponding increase to our ad-supported revenue, which could seriously harm our business.

PodcastOne’s listener metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect PodcastOne’s reputation and business.

PodcastOne regularly reviews key metrics related to the operation of its business to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what it believes to be reasonable estimates of PodcastOne’s listener base for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. Errors or inaccuracies in PodcastOne’s metrics or data could result in incorrect business decisions and inefficiencies.

In addition, advertisers generally rely on third-party measurement services to calculate our metrics, and these third-party measurement services may not reflect our true audience. Some of our demographic data also may be incomplete or inaccurate because listeners self-report their names and dates of birth. Consequently, the personal data PodcastOne has may differ from its listeners’ actual names and ages. If advertisers, partners, or investors do not perceive our listener, geographic or other demographic metrics to be accurate representations of our listener base, or if PodcastOne discovers material inaccuracies in its listener, geographic or other demographic metrics, our reputation may be seriously harmed, which could have an adverse impact on our business, operating results, and financial condition.

PodcastOne’s podcasting business is subject to a variety of laws around the world. Government regulation of the Internet is evolving and any changes in government regulations relating to the Internet or other areas of our business or other unfavorable developments may adversely affect our business, operating result, and financial condition.

PodcastOne is a U.S.-based company that is registered under the laws of the State of Delaware, and with operations in certain countries and territories around the world. As a result of the scope of PodcastOne’s operations, it is subject to a variety of laws in different countries. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. It also is likely that if PodcastOne’s business grows and evolves and our solutions are used more globally, it will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to PodcastOne’s business and the new laws to which we may become subject.

PodcastOne is subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations include, but are not limited to, labor, advertising and marketing, real estate, taxation, user privacy, data collection and protection, intellectual property, anti-corruption, anti-money laundering, foreign exchange controls, antitrust and competition, electronic contracts, telecommunications, sales procedures, automatic membership renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that PodcastOne’s has been or will be fully compliant in every jurisdiction in which it is subject to regulation, as existing laws and regulations governing issues such as intellectual property, privacy, taxation, and consumer protection, among others, are constantly changing. The adoption or modification of laws or regulations relating to the Internet or other areas of PodcastOne’s business could limit or otherwise adversely affect the manner in which we currently conduct our business. For example, certain jurisdictions have implemented or are contemplating implementing laws which may negatively impact our automatic renewal structure or our free or discounted trial incentives. Further, compliance with laws, regulations, and other requirements imposed upon our business may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business.

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

PodcastOne is undergoing growth in its business, including in its employee headcount. A significant portion of its management team has been with the company since inception. PodcastOne expects that significant additional hiring will be necessary to support its strategic plans. This rapid influx of new team members from different business backgrounds may make it difficult for it to maintain our corporate culture. PodcastOne believes its culture has contributed significantly to its ability to attract and retain talent, to acquire podcast content and to innovate and grow successfully. If its culture is negatively affected, its ability to support its growth and innovation may diminish.

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

We incur a significant amount of up-front costs when we plan and prepare for a festival or event. Accordingly, if a planned festival or event is canceled, we would lose a substantial amount of sunk costs, fail to generate the anticipated revenue and may be forced to issue refunds for tickets sold. If we are forced to postpone a planned festival or event, we would incur substantial additional costs in connection with our having to stage the event on a new date, may have reduced attendance and revenue and may have to refund money to ticketholders. In addition, any cancellation or postponement could harm both our reputation and the reputation of the particular festival or event. We could be compelled to cancel or postpone all or part of an event or festival for many reasons, including such things as low attendance, adverse weather conditions, technical problems, issues with permitting or government regulation, incidents, injuries or deaths at that event or festival, as well as extraordinary incidents, such as pandemics, terrorist attacks, mass-casualty incidents and natural disasters or similar events. In 2019, the Mamby on the Beach festival was canceled due to circumstances beyond then owner’s control. In 2020, due to the global COVID-19 pandemic and various government actions taken as a result, we postponed React Presents’ flagship annual Spring Awakening festival and to date have canceled all of the events and festivals that React was scheduled to produce during such period.

In addition, due to the global COVID-19 pandemic and various government actions taken as a result continuing, we postponed React Presents’ flagship annual Spring Awakening festival and canceled most of the 2022 events and festivals that React produces. While we hope to hold our Spring Awakening festival in the 2024 calendar year, there can be no assurances that we will be able to hold such festival or any other in-person festival or events in 2023 or thereafter. We often have cancellation insurance policies in place to cover a portion of our insured losses if we are compelled to cancel an event or festival, but our coverage may not be sufficient and may be subject to deductibles. The occurrence of an extraordinary condition in the geographic region or at or near the site where a festival or event will be held may make it impossible or difficult to stage the event or make it difficult for attendees to travel to the site of a festival or event.

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

Mr. Ellin, our Chief Executive Officer and Chairman, and his affiliates beneficially owned approximately 22.4% of shares of our common stock issued and outstanding as of June 29, 2023 (not including Mr. Ellin’s options which have an exercise price substantially above the market price of our common stock as of the date of this Annual Report). Therefore, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Furthermore, the holders of Series A Preferred Stock may elect to convert their shares of Series A Preferred Stock into shares of our common stock, in addition to any dividends thereunder. Sales of stock by these stockholders and/or holders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and/or any acquisition agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Conversion of the Series A Preferred Stock will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Series A Preferred Stock into shares of our common stock will dilute the ownership interests of our existing stockholders to the extent we deliver shares of our common stock upon conversion. Any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2022, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

 Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Effective January 1, 2021, our principal executive offices are located at 269 S. Beverly Drive, Suite #1450, Beverly Hills, CA 90212. We intend to combine all of our Los Angeles-based operations under one address. PodcastOne leases its Los Angeles premises located at 335 North Maple Drive, Suite 127, Beverly Hills, CA 90210, under an operating lease which expired on December 31, 2020 and is currently month to month. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, expiring June 30, 2024. We believe that each of these properties are in good condition and suitable for the conduct of our business. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 16 - Commitments and Contingencies, to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

Number of Holders

As of May 31, 2023, there were 407 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuances of Shares, Options and Restricted Stock Units to Consultants, Employees, and Vendors

Fiscal Year 2023

During the fiscal year ended March 31, 2023, we issued an aggregate of 2,676,611 shares of our common stock to our consultants, employees, and vendors.

Fiscal Year 2022

During the fiscal year ended March 31, 2022, we issued an aggregate of 3,618,731 shares of our common stock to our consultants, employees, and vendors.

Fiscal Year 2021

During the fiscal year ended March 31, 2021, we issued an aggregate of 10,428,085 shares of our common stock to our consultants, employees, and vendors.

Issuance of Securities in Private Offerings for Cash

Fiscal Years 2023, 2022 and 2021

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of May 31, 2023, our board of directors has authorized in November 2022 and April 2023 the repurchase up to an aggregate of $3.5 million worth of shares of our outstanding common stock from time to time. This is in addition to our board of directors’ prior authorization of a repurchase program of up to 2 million shares of our common stock, which has been completed. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

The following table summarizes our purchases of securities for each month during the period of April 1, 2022 to March 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2022 – April 30, 2022	82,899	$0.7388	82,899	1,917,101 shares
May 1, 2022 – May 31, 2022	542,314	$0.6866	625,213	1,374,787 shares
June 1, 2022 – June 30, 2022	561,008	$0.9549	1,186,221	813,779 shares
July 1, 2022 – July 31, 2022	617,501	$1.1101	1,803,722	196,278 shares
August 1, 2022 – August 31, 2022	196,278	$1.3021	2,000,000	0 shares
September 1, 2022 – September 30, 2022	-	$-	-	-
October 1, 2022 – October 31, 2022	-	$-	-	-
November 1, 2022 – November 31, 2022	-	$-	-	-
December 1, 2022 – December 31, 2022	-	$-	-	-
January 1, 2023 – January 31, 2023	-	$-	-	-
February 1, 2023 – February 28, 2023	-	$-	-	-
March 1, 2023 – March 31, 2023	220,914	$1.01	2,220,914	-
Total (April 1, 2022 - March 31, 2023)	2,220,914	$1.01	2,220,914	-

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

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2023, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to LiveOne, Inc. (formerly known as LiveXLive Media, Inc.) and its subsidiaries, unless the context indicates otherwise.

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

For the fiscal years ended March 31, 2023 and 2022, we reported revenue of $99.6 million and $117.0 million, respectively. For the years ended March 31, 2023 and 2022, one customer accounted for 44% and 28% of our consolidated revenues, respectively.

Fiscal 2023 Significant Transactions

Extinguishment of Debt

We entered into an exchange agreement (collectively, the “Exchange Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”) in regard to that certain 8.5% Senior Secured Convertible Note in the aggregate amount of $10,503,965 issued by the Company on September 15, 2020, as amended on June 3, 2021 and July 6, 2022, to HSCPM (the “HSCPM Note”), (ii) Harvest Small Cap Partners, L.P. (“HSCP”) in regard to that certain 8.5% Senior Secured Convertible Note in the aggregate amount of $4,496,035 issued by the Company on September 15, 2020, as amended on June 3, 2021 and July 6, 2022, to HSCP (the “HSCP Note”); and (iii) Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with HSCPM and HSCP, the “Holders”) in regard to all promissory notes in the aggregate principal and interest amount of $6,177,218 issued by the Company to Trinad Capital (the “Trinad Notes” and collectively with the HSCPM Note and the HSCP Note, the “Notes”). Pursuant to the Exchange Agreements, the Holders exchanged the Notes, and with respect to Trinad Capital, together with interest, due and payable thereon, and relinquished any and all rights thereunder, for 21,177 shares of the Company’s newly designated and issued Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value of $1,000 per share (the “Stated Value”), having the terms as set forth in the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock (the “Certificate of Designation”) filed by the Company on February 2, 2023 with the Secretary of State of the State of Delaware.

Legal Settlement

On February 3, 2023, we entered into an agreement with SX to settle the dispute between the parties with respect to SX’s complaint filed in the U.S. District Court, Central District of California, against the Company and Slacker, and related court judgement entered against the defendants on October 13, 2022, pursuant to which agreement the Company agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event the Company obtains additional financing(s), unless the Company repays the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement.

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

Basis of Presentation

Our consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the fiscal year ended March 31, 2022, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our consolidated financial statements for the year ended March 31, 2023. The presented financial information for the fiscal year ended March 31, 2023 includes the financial information and activities of LiveOne, Gramophone, PodcastOne and CPS for the full year.

Opportunities, Challenges and Risks

For our fiscal year ended March 31, 2023, we derived 53% of our revenue from paid memberships and the remainder from advertising, ticketing, sponsorship, merchandising and licensing. During fiscal year ended March 31, 2023, we (i) delivered live events digitally live streamed across our platform, (ii) increased our sponsorship revenue from live events when compared to prior fiscal years and (iii) had revenue from our PPV platform for an entire year, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the fiscal year ended March 31, 2023 was comprised of 53% from paid members, 35% from advertising, 9% from merchandise and 1% from ticketing.

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

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television, OTT and social channels, deploying new services for our members, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne, CPS and Gramophone are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2024, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and where applicable, future rights to VR and AR. For the Year ended March 31, 2023 and 2022, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 43% and 28% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond March 31, 2023 could cause our revenue to fluctuate significantly.

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

 Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended March 31,	Year Ended March 31,
	2023	2022
Revenue:	$99,611	$117,019

Operating expenses:
Cost of sales	66,782	92,980
Sales and marketing	8,302	14,114
Product development	5,136	8,092
General and administrative	15,877	33,681
Impairment of intangible assets	1,356	-
Amortization of intangible assets	4,342	6,005
Total operating expenses	101,795	154,872
Loss from operations	(2,184)	(37,853)

Other income (expense):
Interest expense, net	(7,341)	(4,123)
Loss on extinguishment of debt	(1,034)	(4,321)
Forgiveness of PPP loans	-	3,110
Other expense	605	(542)
Total other expense, net	(7,770)	(5,876)

Loss before income taxes	(9,954)	(43,729)

Income tax provision	65	183
Net loss	$(10,019)	$(43,912)

Net loss per share – basic and diluted	$(0.12)	$(0.56)

Weighted average common shares – basic and diluted	84,772,708	79,084,930

The following table provides the depreciation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2023 vs.
	2023	2022	2022
Depreciation expense
Cost of sales	$115	$65	78%
Sales and marketing	188	164	15%
Product development	2,405	2,770	-13%
General and administrative	920	620	48%
Total depreciation expense	$3,628	$3,619	-%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Year Ended March 31,		% Change 2023 vs.
	2023	2022	2022
Stock-based compensation expense:
Cost of sales	$1,090	$708	54%
Sales and marketing	23	2,022	-99%
Product development	292	417	-30%
General and administrative	2,551	9,556	-73%
Total stock-based compensation expense	$3,956	$12,703	-69%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended March 31,
	2023	2022
Revenue	100%	100%
Operating expenses
Cost of sales	67%	80%
Sales and marketing	8%	12%
Product development	5%	7%
General and administrative	16%	29%
Impairment of intangible assets	1%	-%
Amortization of intangible assets	5%	5%
Total operating expenses	102%	133%
Loss from operations	-2%	-33%
Other expense	-8%	-5%
Loss before income taxes	-10%	-38%
Income tax provision (benefit)	-%	-%
Net loss	-10%	-38%

Revenue

Revenue was as follows (in thousands):

	Year Ended March 31,		% Change 2023 vs.
	2023	2022	2022
Membership services	$52,388	$41,264	27%
Advertising	35,143	33,739	4%
Merchandising	10,830	15,447	-30%
Sponsorship and licensing	430	7,051	-94%
Ticket/Event	820	19,518	-96%
Total Revenue	$99,611	$117,019	-15%

Membership Revenue

Membership revenue increased by $11.1 million, or 27%, to $52.4 million for the year ended March 31, 2023, as compared to $41.3 million for the year ended March 31, 2022. The increase was primarily as a result of member growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased by $1.4 million, or 4%, to $35.1 million during the year ended March 31, 2023, as compared to $33.7 million the year ended March 31, 2022, which is primarily due to growth in advertising at PodcastOne year-over-year.

Merchandising

Merchandising revenue decreased by $4.6 million, or 30% to $10.8 million for the year ended March 31, 2023, as compared to $15.4 million for the year ended March 31, 2022 due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $6.6 million, or 94%, to $0.5 million from $7.1 million for the year ended March 31, 2023 as compared to the year ended March 31, 2022. The decrease was primarily driven by the sponsorship and licensing revenues earned related to the Social Gloves event held during the fiscal year ended March 31, 2022, with no comparable event held during the year ended March 31, 2023.

Ticket/Event

Ticket/Event revenue decreased by $18.7 million, or 96%, to $0.8 million for the year ended March 31, 2023, as compared to $19.5 million for the year ended March 31, 2022. The decrease was due to PPV ticket fees and production revenues earned related to the Social Gloves event held during the fiscal year ended March 31, 2022, in addition to ticket sales from the Spring Awakening music festival in October 2021, with no comparable events held during the year ended March 31, 2023.

Cost of Sales

Cost of sales was as follows (in thousands):

	Year Ended March 31,		% Change 2023 vs.
	2023	2022	2022
Membership	$29,556	$26,200	13%
Advertising	30,149	30,579	-1%
Production	(438)	24,928	-102%
Merchandising	7,515	11,273	-33%
Total Cost of Sales	$66,782	$92,980	-28%

Membership

Membership cost of sales increased by $3.4 million, or 13%, to $29.6 million for the year ended March 31, 2023, as compared to $26.2 million for the year ended March 31, 2022. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales decreased by $0.5 million, or 1%, to $30.1 million for the year ended March 31, 2023, as compared to $30.6 million for the year ended March 31, 2022. The decrease was primarily due to a reduction in revenue share expense paid to partners compared to the prior year.

Production

Production cost of sales decreased by $25.5 million, or 102%, to a credit of $0.4 million for the year ended March 31, 2023, as compared to $24.9 million for the year ended March 31, 2022. The decrease was primarily due to production costs related to the Social Gloves event held in June 2021 in addition to production and ticketing costs related to the Spring Awakening music festival held in October 2021, with no comparable events in the year ended March 31, 2023. In addition, during the current year we settled past due payables at a discount with certain vendors.

Merchandising

Merchandising cost of sales decreased by $3.7 million, or 33% from $11.3 million for the year ended March 31, 2022, as compared to $7.5 million for the year ended March 31, 2023. The decrease was due to the corresponding decrease in revenue noted above as less live events took place in the current year.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Year Ended March 31,		% Change 2023 vs.
	2023	2022	2022
Sales and marketing expenses	$8,302	$14,114	-41%
Product development	5,136	8,092	-37%
General and administrative	15,877	33,681	-53%
Amortization of intangible assets	4,342	6,005	-28%
Impairment of intangible assets	1,356	-	100%
Total Other Operating Expenses	$35,013	$61,892	-43%

Sales and Marketing Expenses

Sales and marketing expenses decreased by $5.8 million, or 41%, to $8.3 million for the year ended March 31, 2023, as compared to $14.1 million for the year ended March 31, 2022. The decrease was largely due to lower salaries and wages of $2.8 million and stock-based compensation of $1.1 million along with reduced marketing spend of $1.9 million driven by less events in the year ended March 31, 2023.

Product Development

Product development expenses decreased by $3.0 million, or 37%, to $5.1 million for the year ended March 31, 2023, as compared to $8.1 million for the year ended March 31, 2022. The decrease was primarily due to headcount reductions in the year ended March 31, 2023.

General and Administrative

General and administrative expenses decreased by $17.8 million, or 53%, to $15.9 million for the year ended March 31, 2023, as compared to $33.7 million for the year ended March 31, 2022. The decrease was largely due to a decrease in share-based compensation of $8.0 million and salaries and benefits of $9.8 million, primarily driven by the reduction of corporate personnel in the year ended March 31, 2023.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $1.6 million, or 28%, to $4.3 million for the year ended March 31, 2023, as compared to $6.0 million for the year ended March 31, 2022. The decrease was due to no new intangible assets acquired in the year ended March 31, 2023, while some were fully amortized in such period.

Impairment of Intangible Assets

Impairment of intangible assets increased $1.4 million, or 100%, to $1.4 million for the year ended March 31, 2023, as compared to none for the year ended March 31, 2022, which is attributed to the impairment of intangible assets of React Presents acquisition (see Note 6 – Goodwill and Intangible Assets).

Total Other Expense, Net

	Year Ended March 31,		% Change 2023 vs.
	2023	2022	2022
Total other expense, net	$(7,770)	$(5,876)	32%

Total other expense, net increased by $1.9 million, or 32%, to $7.8 million for the year ended March 31, 2023, as compared to $5.9 million for the year ended March 31, 2022. The decrease was due to an increase in other income of $3.8 million from the prior year period as a result of the settlement of an acquisition earnout in the current period, partially offset by increased interest expense primarily attributable to accretion of interest on our debt discounts related to the PC1 Bridge loan in the year ended March 31, 2023 and loss on extinguishment of debt in the amount of $1.0 million during such period.

Business Segment Results

Year Ended March 31, 2023, as compared to Year Ended March 31, 2022

Audio Group Operations

Our Audio Group Operations, which include our PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2023	2022	% Change
Revenue	$86,848	$74,545	17%

Cost of Sales	59,705	54,750	9%
Sales & Marketing, Product Development and G&A	15,209	16,507	-8%
Intangible Asset Amortization	3,751	5,247	-28%
Operating Income (Loss)	$8,183	$(1,959)	-518%
Operating Margin	9%	-3%	12%
Adjusted EBITDA*	$18,235	$8,882	105%
Adjusted EBITDA Margin*	21%	12%	10%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $12.3 million, or 17%, during the year ended March 31, 2023, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Income

Operating income increased by $10.1 million or 518%, for the year ended March 31, 2023, as the decrease in revenue was lower than the decrease in operating expenses due to lower headcount and cost efficiencies.

Adjusted EBITDA

Adjusted EBITDA increased by $9.4 million, or 105%, to $18.2 million for the year ended March 31, 2023, as compared to $8.9 million for the year ended March 31, 2022. This was largely due to an increase in  revenue and decrease in operating expenses.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2023	2022	% Change
Revenue	$12,763	$42,474	-70%

Cost of Sales	7,068	38,258	-82%
Sales & Marketing, Product Development and G&A	7,636	16,581	-54%
Intangible Asset Amortization	1,947	758	157%
Operating Income (Loss)	$(3,888)	$(13,123)	-70%
Operating Margin	-30%	-31%	1%
Adjusted EBITDA*	$(1,484)	$(9,737)	-85%
Adjusted EBITDA Margin*	-12%	-23%	11%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $29.7 million, or 70%, to $12.8 million during the year ended March 31, 2023, as compared to $42.5 million for the year ended March 31, 2022, primarily due to decrease in events which took place in the prior year including Social Gloves and the Spring Awakening Music Festival.

Operating Loss

Operating loss decreased by $9.4 million or 70% to a loss of $3.9 million for the year ended March 31, 2023 from a loss of $13.1 million for the year ended March 31, 2022, as a result of an increase in contribution margin coupled with the decrease in expenses due to a reduction in staff and credits due to settlements of payables made during the year ended March 31, 2023.

Adjusted EBITDA

Adjusted EBITDA loss increased by $8.3 million, or 85%, to $(1.5) million loss for the year ended March 31, 2023, as compared to a $(9.7) million loss for the year ended March 31, 2022. This was largely due to the increased contribution margin and lower operating expenses, described above.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,		% Change 2023 vs.
	2023	2022	2022
Sales & Marketing, Product Development, and G&A	$6,480	$22,800	72%
Operating Loss	$(6,480)	$(22,800)	72%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(5,822)	$(12,563)	54%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA

Operating Loss

Operating loss decreased by $16.3 million, or 72%, to $6.5 million for the year ended March 31, 2023, as compared to $22.8 million for the year ended March 31, 2022, largely due to the reduction of corporate personnel.

Adjusted EBITDA

Corporate Adjusted EBITDA decreased $6.7 million, or 54%, to $(5.8) million for the year ended March 31, 2023 as compared to $(12.6) million for the year ended March 31, 2022. The decrease was largely due to the reduction of corporate personnel as mentioned above.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the year ended March 31 (in thousands):

	Net Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other (Income) Expense	Provision for Taxes	Adjusted EBITDA
Year Ended March 31, 2023
Operations - Audio	$4,277	$7,112	$1,804	$1,136	$3,906	$-	$18,235
Operations - Other	(2,800)	2,348	319	(262)	(1,115)	27	(1,483)
Corporate	(11,496)	22	1,833	(1,198)	4,979	38	(5,822)
Total	$(10,019)	$9,482	$3,956	$(324)	$7,770	$65	$10,930

Year Ended March 31, 2022
Operations - Audio	$(2,266)	$8,617	$2,070	$153	$307	$-	$8,881
Operations - Other	(12,754)	970	2,097	290	(340)	-	(9,737)
Corporate	(28,892)	37	8,536	1,664	5,909	183	(12,563)
Total	$(43,912)	$9,624	$12,703	$2,107	$5,876	$183	$(13,419)

The following table sets forth the reconciliation of gross profit, the most comparable GAAP financial measure to Contribution Margin for the years ended March 31, 2023 and 2022 (in thousands):

	Year Ended March 31,
	2023	2022

Revenue:	$99,611	$117,019
Less:
Cost of sales	(66,782)	(92,980)
Amortization of developed technology	(3,300)	(3,856)
Gross Profit	29,529	20,183

Add back amortization of developed technology:	3,300	3,856
Contribution Margin	$32,829	$24,039

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

Third-Party Original Equipment Manufacturers

We generate revenue for membership services through memberships sold through a third-party OEM. For memberships sold through the OEM, the OEM executes an agreement with Slacker outlining the terms and conditions between Slacker and the OEM upon purchase of the membership. The OEM installs the Slacker app in their equipment and provides the Slacker service to the OEM’s customers. The monthly fee charged to the OEM is based upon a fixed rate per vehicle, multiplied by the variable number of total vehicles which have the Slacker application installed. The number of customers, or the variable consideration, is reported by OEMs and resolved on a monthly basis. Our payment terms with OEM are up to 30 days. The OEM does not charge the car owners a fee for the Slacker service.

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

Merchandise Revenue

Revenue is recognized upon the transfer of control to the customer. We recognize revenue and measure the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. Our customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30-60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. We record a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2023 and 2022, was less than $0.1 million, respectively.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the appropriate valuation model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

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

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $8.6 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of operations, the issuance of convertible notes, public offerings of our common shares, and PPP loans. As of March 31, 2023, we have a senior secured line of credit of $7.0 million,  Bridge Loan of $5.5 million (not including interest and debt discount) and a notes payable balance of $0.2 million.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and incurred a net loss of $10.0 million and utilized cash of $3.8 million in operating activities for the year ended March 31, 2023 and had a working capital deficiency of $16.8 million as of March 31, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2023 and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
Net cash used in operating activities	$(3,843)	$(9,123)
Net cash used in investing activities	(2,450)	(3,979)
Net cash provided by financing activities	1,788	7,486
Net change in cash and cash equivalents and restricted cash	$(4,505)	$(5,616)

Cash Used In Operating Activities

Net cash used in our operating activities for the year ended March 31, 2023 of $3.8 million primarily resulted from our net loss during the period of $10.0 million, which included non-cash charges of $9.6 million largely comprised of depreciation and amortization, stock-based compensation and loss of extinguishment of debt. This was offset by $2.2 million attributed to a write off of contingent consideration and $7.6 million attributed to the write off of accrued expenses. The remainder of our sources of cash used in operating activities of $3.4 million was from changes in our working capital, including $2.5 million from timing of prepaid expenses and other assets.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended March 31, 2023 of $2.5 million was principally due to the $2.4 million cash used for the purchase of property and equipment during such period.

Cash Flows Provided By Financing Activities

Net cash provided by financing activities for the year ended March 31, 2023 of $1.8 million was primarily due to proceeds from our PC1 Bridge Loan of $4.4 million, offset by a $2.2 million payment for treasury stock and a $0.4 million payment of a contingent consideration.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

LiveOne, Inc. (formerly LiveXLive Media, Inc.)

Beverly Hills, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LiveOne, Inc. and its subsidiaries (the “Company”) as of March 31, 2023, the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and has a net capital deficiency These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

PodcastOne’s Private Placement

As described in Note 9 to the financial statements, on July 15, 2022, the Company’s subsidiary, PodcastOne, completed a private placement offering of its unsecured convertible notes for gross proceeds of $8.0 million. The lenders also received warrants to purchase a number of shares of PodcastOne’s common stock. In addition, each holder of the PodcastOne notes may at the holder’s option require the Company to redeem up to 45% of the principal amount of the holder’s PodcastOne notes. In accounting for the private placement, the Company concluded that the warrants and the redemption feature were required to be accounted ASC 820 “Fair Value Measurements” as the warrants represent an obligation to deliver a variable number of shares of common stock in the future and must therefore be classified as a liability and the redemption feature met the accounting definition of an embedded derivative that must be separated from the note and reported as a liability.

We have identified the accounting evaluation of the convertible notes, the warrants and the redemption feature and the related estimation of the fair values of the warrants and the redemption feature as a critical audit matter. Accounting for the warrants and the redemption feature required significant management judgment in evaluating the key contract terms and the application of the relevant accounting guidance as well as the estimation of the inputs used in the valuation of the warrants and the redemption feature. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Utilizing professionals with specialized knowledge and experience in technical accounting to assist in: (i) evaluating the relevant contract terms and features of the warrants and the redemption feature and (ii) assessing the reasonableness of conclusions reached by management with respect to the accounting for the warrants and the redemption feature.

•	Utilizing professionals with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the valuation models utilized by management to determine the fair value of the warrants and the redemption feature and assessing the reasonableness of the assumptions incorporated into the valuation model.

Series A Convertible Preferred Stock

As described in Note 18 to the financial statements, on February 3, 2023, the Company issued 21,177 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per share that are convertible into shares of the Company’s common stock at $2.10 per share. Upon the occurrence of certain events within 18 months of the issuance date of the Series A Convertible Preferred Stock, the Company shall be required to redeem $5,000,000 of the outstanding shares of Series A Convertible Preferred Stock held by the unrelated investor. In accounting for the issuance, the Company concluded that as a result of the mandatory redemption feature the Series A Convertible Preferred Stock was required to be accounted for in accordance with ASC 820 “Fair Value Measurements” and be classified as mezzanine equity and recorded at its redemption value.

We have identified the accounting evaluation of the Series A Convertible Preferred Stock and the related estimation of the redemption value as a critical audit matter. Accounting for the Series A Convertible Preferred Stock and the mandatory redemption feature required significant management judgment in evaluating the key contract terms and the application of the relevant accounting guidance as well as the estimation of the inputs used in the valuation of the mandatory redemption feature. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Utilizing professionals with specialized knowledge and experience in technical accounting to assist in: (i) evaluating the relevant contract terms and features of the Series A Convertible Preferred Stock and (ii) assessing the reasonableness of conclusions reached by management with respect to the accounting for the Series A Convertible Preferred Stock.

•

Utilizing professionals with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the valuation model utilized by management to determine the redemption value of the Series A Convertible Preferred Stock and assessing the reasonableness of the assumptions incorporated into the valuation model.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2022.

Los Angeles, CA

June 29, 2023

PCAOB ID No. 324

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

LiveOne, Inc. (formerly LiveXLive Media, Inc.)

Beverly Hills, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of LiveOne, Inc. (formerly LiveXLive Media, Inc.) (the “Company”) as of March 31, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

June 29, 2022, except for Note 20, Business Segments and Geographic Reporting, which is dated June 29, 2023. In 2022 we became the predecessor auditor.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2023	2022

Assets
Current Assets
Cash and cash equivalents	$8,409	$12,894
Restricted cash	240	260
Accounts receivable, net	13,658	13,687
Inventories	2,596	2,599
Prepaid expense and other current assets	2,823	1,868
Total Current Assets	27,726	31,308
Property and equipment, net	3,325	4,688
Goodwill	23,379	23,379
Intangible assets, net	11,035	16,720
Other assets	423	728
Total Assets	$65,888	$76,823

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$22,772	$45,418
Accrued royalties	12,826	13,530
Notes payable, current portion	15	12
Bridge loan	4,726	-
Deferred revenue	992	1,157
Derivative liabilities	3,148	-
Total Current Liabilities	44,479	60,117
Senior secured convertible notes, net	-	13,650
Unsecured convertible notes, net - related party	-	5,879
Senior secured revolving line of credit, net	7,000	6,965
Notes payable, net	148	148
Lease liabilities, noncurrent	161	468
Derivative liabilities, noncurrent	376	-
Other long-term liabilities	9,578	174
Deferred income taxes	332	338
Total Liabilities	62,074	87,739

Commitments and Contingencies	-	-

Mezzanine Equity
Redeemable convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,000 and no shares issued and outstanding as of March 31, 2023 and 2022, respectively	4,827	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 16,177 and no shares issued and outstanding as of March 31, 2023 and 2022, respectively	16,177	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 89,632,161 issued and 87,441,247 outstanding at March 31, 2023; 82,546,189 shares issued and outstanding at March 31, 2022	90	83
Additional paid in capital	209,151	202,854
Treasury stock	(2,162)	-
Accumulated deficit	(224,269)	(213,853)
Total stockholders’ deficit	(1,013)	(10,916)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$65,888	$76,823

  The accompanying notes are an integral part of these consolidated financial statements.

 LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended March 31, 2023	Year Ended March 31, 2022

Revenue:	$99,611	$117,019

Operating expenses:
Cost of sales	66,782	92,980
Sales and marketing	8,302	14,114
Product development	5,136	8,092
General and administrative	15,877	33,681
Amortization of intangible assets	4,342	6,005
Impairment of intangible assets	1,356	-
Total operating expenses	101,795	154,872
Loss from operations	(2,184)	(37,853)

Other income (expense):
Interest expense, net	(7,341)	(4,123)
Loss on extinguishment of debt	(1,034)	(4,321)
Forgiveness of PPP loans	-	3,110
Other income (expense)	605	(542)
Total other expense, net	(7,770)	(5,876)

Loss before income taxes	(9,954)	(43,729)

Income tax provision	65	183
Net loss	$(10,019)	$(43,912)

Net loss per share – basic and diluted	$(0.12)	$(0.56)

Weighted average common shares – basic and diluted	84,772,708	79,084,930

The accompanying notes are an integral part of these consolidated financial statements.

 LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended March 31, 2023 and 2022

(In thousands, except share and per share amounts)

	Preferred stock		Common stock		Additional Paid in	Accumulated	Common stock in treasury		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance as of April 1, 2021	-	$-	76,807,898	$77	$178,000	$(169,941)	-	$-	$8,136
Stock-based compensation	-	-	699,480	1	13,782	-	-	-	13,783
Vested employee restricted stock units	-	-	2,518,791	3	267	-	-	-	270
Interest paid in kind	-	-	-	-	35	-	-	-	35
Shares issued for Gramophone acquisition	-	-	79,365	-	89	-	-	-	89
Shares issued in connection with CPS acquisition	-	-	791,398	1	1,825	-	-	-	1,826
Purchase price adjustment in connection with CPS acquisition	-	-	-	-	301	-	-	-	301
Shares issued on amendment of secured convertible notes	-	-	93,654	-	2,728	-	-	-	2,728
Shares issued on conversion of unsecured convertible notes	-	-	1,155,143	1	756	-	-	-	757
Unsecured convertible note premium	-	-	-	-	4,199	-	-	-	4,199
Exercise of employee stock options	-	-	400,460	-	872	-	-	-	872
Net loss	-	-	-	-	-	(43,912)	-	-	(43,912)
Balance as of March 31, 2022	-	$-	82,546,189	$83	$202,854	$(213,853)	-	$-	$(10,916)
Stock-based compensation	-	-	-	1	3,048	-	-	-	3,049
Vested employee restricted stock units	-	-	2,136,769	2	-	-	-	-	2
Issuance of shares for modification of debt instruments	-	-	1,250,000	1	1,300	-	-	-	1,301
Extinguishment of debt – related party	-	-	-	-	(488)	-	-	-	(488)
Issuance of shares for settlement of earnout	-	-	414,137	-	493	-	-	-	493
Issuance of shares for settlement of accrued expenses	-	-	1,259,188	1	944	-	-	-	945
Common stock issued as part of debt extinguishment	-	-	825,000	1	652	-	-	-	653
Issuance of preferred stock in exchange of debt	16,177	16,177	-	-	-	-	-	-	16,177
Dividends on series A preferred stock	-	-	-	-	-	(397)	-	-	(397)
Common stock issued for services	-	-	1,200,878	1	348	-	-	-	349
Treasury stock purchases	-	-	-	-	-	-	(2,220,914)	(2,162)	(2,162)
Net loss	-	-	-	-	-	(10,019)	-	-	(10,019)
Balance as of March 31, 2023	16,177	$16,177	89,632,161	$90	$209,151	$(224,269)	(2,220,914)	$(2,162)	$(1,013)

The accompanying notes are an integral part of these consolidated financial statements.

 LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31, 2023	Year Ended March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(10,019)	$(43,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,969	9,624
Interest paid in kind	322	35
Stock-based compensation	3,048	12,703
Change in fair value of bifurcated embedded derivatives	523	(113)
Amortization of debt discount	4,179	1,244
Deferred income taxes	(6)	160
Change in fair value of contingent consideration liability	(2,220)	(145)
Debt conversion expense	-	756
Loss on extinguishment of debt	1,034	4,321
Settlement of accrued expenses	(7,649)	-
Impairment of fixed assets	146	-
Impairment of intangibles	1,356	-
Forgiveness of PPP loans	-	(3,110)
Changes in operating assets and liabilities:
Accounts receivable	29	(3,116)
Prepaid expenses and other current assets	(1,660)	1,161
Inventories	3	(31)
Other assets	351	328
Deferred revenue	(165)	(155)
Accounts payable and accrued liabilities	(380)	10,826
Other liabilities	(704)	301
Net cash used in operating activities	(3,843)	(9,123)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,437)	(3,744)
Purchase of intangible assets	(13)	(85)
Acquisition of Gramophone	-	(150)
Net cash used in investing activities	(2,450)	(3,979)

Cash Flows from Financing Activities:
Payment of contingent consideration	(426)	-
Proceeds on notes payable – related party	300	-
Repayment on notes payable – related party	(300)	-
(Repayment) proceeds from notes payable	-	(351)
Proceeds from Bridge Loan	4,376	-
Purchase of treasury stock	(2,162)	-
Proceeds from exercise of stock options	-	872
Proceeds from line of credit	-	6,965
Net cash provided by financing activities	1,788	7,486

Net change in cash, cash equivalents and restricted cash	(4,505)	(5,616)

Cash, cash equivalents and restricted cash, beginning of year	13,154	18,770

Cash, cash equivalents and restricted cash, end of year	$8,649	$13,154

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$25
Cash paid for interest	$1,931	$1,468

Supplemental disclosure of non-cash investing and financing activities:

Fair value of 60,000 shares of common stock issued in connection with secured convertible notes	$-	$320
Fair value of 33,654 shares of common stock issued in connection with related party unsecured convertible notes	$-	$122
Fair value of 1,155,143 shares of common stock issued upon conversion of unsecured convertible notes	$-	$3,045
Fair value of 21,177 shares of Series A-1 preferred stock issued upon conversion of unsecured convertible notes	$21,177	$-
Fair value of 2,075,000 and 1,248,797 shares issued in connection with Senior Secured Convertible Notes and Unsecured Convertible Notes modification and extinguishment	$1,954	$3,484
Fair value of options issued to employees, capitalized as internally-developed software	$26	$196
Fair value of 1,200,878 shares of common stock issued for services	$349	$-
Fair value of 791,398 shares of common stock issued in connection with CPS acquisition	$-	$2,127
Non-cash settlement of contingent consideration in exchange for 414,137 shares of common stock	$493	$-
1,259,188 shares of common stock issued to consultant and vendors to settle accounts payable	$945	-
Fair value of warrant and derivative liabilities issued with debt and equity instruments	3,280	-
Fair value of unsecured convertible note premium	$-	$4,199
Fair value of 79,365 shares of common stock issued in connection with the Gramophone acquisition	$-	$89

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2023 and 2022

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

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive, Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive being the surviving entity. On December 29, 2017, the Company acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary of the Company and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired 100% of the issued and outstanding equity interests of Courtside Group, Inc. (dba PodcastOne) (“PodcastOne”). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired 100% of the issued and outstanding equity interests of Custom Personalization Solutions, Inc. (“CPS”). On October 17, 2021, the Company through its wholly owned subsidiary LiveXLive PR, Inc., acquired 100% of the issued and outstanding equity interests of Gramophone Media, Inc. (“Gramophone”) (see Note 4 – Business Combinations).

Basis of Presentation

The presented financial information for the fiscal year ended March 31, 2023 includes the financial information and activities of LiveOne, React Presents, PodcastOne and CPS for the full year and Gramophone from the effective date of its acquisition.

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $8.6 million as of March 31, 2023). As reflected in its consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $10.0 million, and utilized cash of $3.8 million in operating activities for the year ended March 31, 2023, and had a working capital deficiency of $16.8 million as of March 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a new universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC, which was declared effective by the SEC on February 17, 2022. Under the New Shelf S-3, the Company has the ability to raise up to $150.0 million in cash from the sale of its equity, debt and/or other financial instruments. The uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services and may negatively impact its ability to retain key personnel. Management may seek additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. If the Company is unable to obtain sufficient financing when needed, the Company may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Note 2 — Summary of Significant Accounting Policies

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and became more adverse throughout the fiscal year ended March 31, 2021 and up to the third quarter of fiscal year ended March 31, 2022. Although the impact has subsided, the Company expects to continue experiencing modest adverse impacts throughout the fiscal year ending March 31, 2024. The Company’s event and programmatic advertising revenues were directly impacted throughout the 2022 and 2021 fiscal years with all on-premise in-person live music festivals and events postponed in 2021 fiscal year and mixed demand from historical advertising partners in 2022 fiscal year. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which negatively impacted the Company’s near-term membership growth in the 2021 fiscal year. During the fiscal year ended March 31, 2021, the Company enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program (“PPP”) loan (see Note 8 - Notes Payable) and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. The Company also launched a new pay-per-view (“PPV”) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and determined it is eligible for Employee Retention Credits related to payroll taxes paid during the quarter ended December 31, 2021. In accordance with ASC 105-10-05-02, the Company analogized to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance, and determined that the payroll tax credit will be recognized as a reduction to the payroll tax expense when it is reasonably assured that the credit will be received. As of March 31, 2023, the Company received confirmation the credit would be approved and recognized the credit of $0.8 million as a reduction of payroll tax expense for the year ended March 31, 2023. The Company does not anticipate the associated impacts of the other provisions, if any, will have a material effect on its provision for income taxes.

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

From time to time we enter into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions have occurred before the receipt of goods or services, a receivable is recorded. Total revenues related to barter transactions were $8.4 million and $4.3 million for the years ended March 31, 2023 and March 31, 2022, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2023 and 2022 was less than $0.1 million, respectively.

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

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of March 31, 2023, and 2022, the Company accrued $16.6 million and $13.5 million of royalties, respectively, due to artists from use of Slacker’s radio services.

Cost of sales for the Company’s advertising revenue primarily includes PodcastOne direct costs comprised of revenue sharing and commissions. Cost of sales for the Company’s merchandising revenue includes purchase costs and related direct costs. Direct costs include all costs for personalization, production, planning, quality control, fulfillment and inbound freight.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s product and event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.3 million and $0.3 million for the years ended March 31, 2023 and 2022, respectively.

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

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities such as our preferred stock. Under the two-class method, basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing the basic and diluted net income (loss) attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options and restricted stock units (RSUs).

The treasury stock method is used to calculate the potentially dilutive effect of stock options and RSUs. The if-converted method is used to calculate the potentially dilutive effect of the Preferred Stock. In both methods, diluted net income (loss) attributable to common stockholders and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.

At March 31, 2023 and 2022, the Company had 2,416,667 and 3,565,191 options outstanding, respectively, 1,670,975 and 3,064,375 restricted stock units outstanding, respectively, and none and 5,403,693 shares of common stock issuable underlying the Company’s convertible notes, respectively.

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows for the fiscal years ended March 31 (in thousands):

	2023	2022
Cash and cash equivalents	$8,409	$12,894
Restricted cash	240	260
Total cash and cash equivalents and restricted cash	$8,649	$13,154

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of March 31, 2023 and 2022, the Company had restricted cash of $0.2 million and $0.3 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the short-term nature of its membership receivables. At March 31, 2023 and 2022, the Company had one customer that made up 32% and 24% of the total accounts receivable balance.

The following table provides amounts included in accounts receivable, net for the fiscal years ended March 31 (in thousands):

	2023	2022
Accounts receivable	$14,228	$14,404
Less: Allowance for doubtful accounts	570	717
Accounts receivable, net	$13,658	$13,687

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

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: buildings and improvements (5 years), furniture and equipment (2 to 5 years) and computer equipment and software (3 to 5 years). Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the estimates above, or the lease term.

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended March 31, 2023 and 2022, the Company capitalized $2.4 million and $3.4 million of internal use software, respectively.

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

Our annual goodwill impairment test is performed at the reporting unit level. As of March 31, 2023 and 2022, our reporting unit is the same as our two operating segments, as described in Note 20. We generally test goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on our annual impairment assessment, no impairments of goodwill were identified in the fiscal years ended March 31, 2023 and 2022.

Estimations and assumptions regarding, future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

We test our acquired trademarks and trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trademarks and trade names. Based on our annual impairment assessment, no impairments of acquired trademarks and trade names were identified in the fiscal years ended March 31, 2023 and 2022.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the global COVID-19 pandemic which caused the temporary halting of car production of our OEM partner as well as overall advertising spend decrease from our advertising partners. The Company recorded impairment losses of $1.4 million and none in the fiscal years ended March 31, 2023 and 2022.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at March 31, 2023 and 2022, respectively, and are Level 3 measurements. There have been no transfers between levels.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the appropriate valuation model upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The FASB issued this ASU to address issues identified as a result of the complexity associated with GAAP for certain financial instruments with characteristics of liabilities and equity. Complexity associated with the accounting is a significant contributing factor to numerous financial statement restatements and results in complexity for users attempting to understand the results of applying the current guidance. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. In addition to eliminating certain accounting models, the FASB also decided to enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance on the basis of feedback from financial statement users. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted ASU 2020-06 on April 1, 2022 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 requires accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The recognition of the modification depends on the nature of the transaction in which the equity-classified written call option is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires allocating the effect of the option modification to each element. ASU 2021-04 is effective for the Company beginning in the first quarter of 2022. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted ASU 2021-04 on April 1, 2022 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), to increase the transparency of government assistance for accounting for transactions with governments by applying a grant or contribution model by analogy to other accounting guidance (for example, a grant model within IAS 20, Accounting for Government Grants and Disclosure of Government Assistance), including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Diversity currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities because of the lack of specific authoritative guidance in GAAP. The amendments in this ASU will provide comparable and transparent information to financial statement users. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-10 on April 1, 2022 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the years ended March 31, 2023 and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
Revenue
Membership services	$52,388	$41,264
Advertising	35,143	33,739
Merchandising	10,830	15,447
Sponsorship and Licensing	429	7,051
Ticket/Event	821	19,518
Total Revenue	$99,611	$117,019

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

For the years ended March 31, 2023 and 2022, one customer accounted for 44% and 28% of our consolidated revenues, respectively.

The following table summarizes the significant changes in contract liabilities (deferred revenue) balances during the years ended March 31, 2023 and 2022 (in thousands):

Contract Liabilities
Balance as of April 1, 2021	$1,262
Revenue recognized that was included in the contract liability at beginning of the year	(1,262)
Increase due to cash received, excluding amounts recognized as revenue during the year	1,157
Balance as of March 31, 2022	1,157
Revenue recognized that was included in the contract liability at beginning of the year	(506)
Increase due to cash received, excluding amounts recognized as revenue during the year	341
Balance as of March 31, 2023	$992

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

Contingent consideration in the form of a cash earnout of $0.3 million will be paid to the seller of Gramophone if, during the period commencing June 1, 2021 and ending on May 31, 2022 (“First Year Target”), Gramophone reports GAAP revenues of $1.4 million and EBITDA (as defined in the purchase agreement) of $0.3 million. If the First Year Target is not met, the cash earnout will be paid to the seller of Gramophone if, during the period commencing June 1, 2022 and ending on May 31, 2023 (“Second Year Target”), Gramophone reports GAAP revenues of $2 million and EBITDA of $0.5 million. Based on their likelihood of achievement management’s current estimate of the value of the contingent consideration related to the cash earnout was valued at $0.2 million. The contingent consideration liability of $0.2 million is classified within Other Long-Term Liabilities in the accompanying consolidated balance sheets at March 31, 2023 (see Note 14 – Other Long-Term Liabilities). The remaining contingent consideration included in the purchase price was not material and is included in Other Long-Term Liabilities in the accompanying consolidated balance sheet at March 31, 2023.

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

The following table presents the revenues, net loss and earnings per share of the combined company for the years ended March 31, 2022 as if the acquisition of Gramophone had been completed on April 1, 2021 (in thousands, except per share data).

2022
(unaudited)
Revenues	$117,623
Net loss	(43,592)
Net loss per share – basic and diluted	$(0.55)

The Company’s unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that would have been realized had the acquisitions been consummated as of the beginning of the periods presented. The pro forma amounts include the historical operating results of the Company, with adjustments directly attributable to the acquisition which included amortization of acquired intangible assets of $0.1 million in the year ended March 31, 2022, and transaction costs of $0.1 million included in the year ended March 31, 2022.

Note 5 — Property and Equipment

The Company’s property and equipment at March 31, 2023 and 2022 was as follows (in thousands):

	As of March 31,
	2023	2022
Property and equipment, net
Computer, machinery, and software equipment	$6,501	$5,508
Furniture and fixtures	556	141
Leasehold improvements	531	531
Capitalized internally developed software	14,662	13,860
Total property and equipment	22,250	20,040
Less accumulated depreciation and amortization	(18,925)	(15,352)
Total property and equipment, net	$3,325	$4,688

Depreciation and amortization expense was $3.6 million and $3.6 million for the years ended March 31, 2023 and 2022, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has two reporting units. The following table presents the changes in the carrying amount of goodwill for the years ended March 31, 2023 and 2022 (in thousands):

Goodwill
Balance as of April 1, 2021	$22,619
Acquisitions	459
Purchase price adjustment (See Note 4 – Business Combinations)	301
Balance as of March 31, 2022	$23,379
Acquisitions	-
Balance as of March 31, 2023	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the year ended March 31, 2023 (in thousands):

Tradenames
Balance as of April 1, 2021	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2022	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2023	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of March 31, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	1,878	3,488
Customer relationships	6,570	6,570	-
Content creator relationships	772	772	-
Domain names	523	137	386
Brand and trade names	1,143	347	796
Customer list	2,767	1,039	1,728
Total	$36,422	$30,024	$6,398

The Company’s finite-lived intangible assets were as follows as of March 31, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$16,389	$2,892
Intellectual property (patents)	5,366	1,520	3,846
Customer relationships	6,570	6,177	393
Content creator relationships	772	772	-
Domain names	514	83	431
Brand and trade names	2,643	454	2,189
Non-compete agreement	250	181	69
Customer list	2,998	735	2,263
Total	$38,394	$26,311	$12,083

The Company’s amortization expense on its finite-lived intangible assets was $6.0 million and $6.0 million for the years ended March 31, 2023 and 2022, respectively. The Company recorded an impairment charge of $1.4 million for the year ended March 31, 2023, which is classified under impairment of intangible assets within the statement of operations. The impairment was the result of a reduction in the events held within React Presents, therefore the Company has stopped marketing the brand name.

The Company estimated future amortization expense on its finite-lived intangible assets as of March 31, 2023 to be as follows (in thousands):

For Years Ended March 31,

2024	$985
2025	985
2026	985
2027	977
2028	842
Thereafter	1,624
$6,398

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2023 and 2022 were as follows (in thousands):

	March 31,	March 31,
	2023	2022
Accounts payable	$10,960	$29,640
Accrued liabilities	11,539	15,505
Lease liabilities, current	273	273
Total	$22,772	$45,418

Note 8 — Notes Payable

The Company’s notes payable at March 31, 2023 and 2022 were as follows (in thousands):

	March 31,	March 31,
	2023	2022
SBA loan	$163	$160
	163	160
Less: Current portion of Notes payable	(15)	(12)
Notes payable	$148	$148

Promissory Note – Related Party

Effective as of September 2022, the Company’s subsidiary issued a promissory note in the amount of $0.3 million in consideration of a loan in the same amount made to such subsidiary, which loan matured on October 17, 2022. The loan was made by an affiliate of Robert Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder. The note was paid off in October 2022 in full.

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the SBA. Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. The Company was in compliance with all debt covenants associated with the SBA loan as of March 31, 2023.

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

On March 20, 2021, the Company received proceeds of $0.6 million from a second loan (the “Second PPP Loan”) under the PPP of the CARES Act, which the Company used to retain employees and for other qualifying expenses. The Second PPP Loan matures on March 20, 2026 and bears annual interest at a rate of 1.0%. In March 2022, the Company received confirmation from the SBA that the entire balance of the Second PPP Loan was forgiven as a result of the Company’s application and acceptance under the terms of the CARES Act.

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

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs at issuance:

July 15, 2022

Expected dividend yield	-%
Expected stock-price volatility	88.88%
Risk-free interest rate	3.02%
Simulated share price	$5.33
Exercise price	$5.22

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

March 31, 2023

Expected dividend yield	-%
Expected stock-price volatility	71.50%
Risk-free interest rate	4.86%
Simulated share price	$2.64
Exercise price	$2.64

Total unrealized gains of $1.1 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the year ended March 31, 2023 in the accompanying statements of operations. The fair value of the warrant liability as of March 31, 2023 was $1.9 million.

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

The fair value of the redemption features are measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

July 15, 2022

Simulations	100,000
Expected stock-price volatility	64.10%
Risk-free interest rate	3.10%
Conversion price	$5.22
Stock price	$3.73

The fair value of the redemption features are measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

March 31, 2023

Simulations	100,000
Expected stock-price volatility	71.50%
Risk-free interest rate	4.86%
Conversion price	$2.54
Stock price	$2.64

The fair value of the Redemption Liability of $1.1 million at July 15, 2022 was recorded as a derivative liability and included in other liabilities in the consolidated balance sheet. The fair value of the Redemption Liability at March 31, 2023 is $1.2 million. The $0.1 million change in the fair value of the Redemption Liability derivative is recorded as an unrealized gain and included in other income in the accompanying consolidated statements of operations at March 31, 2023. The derivative liability fair value as of March 31, 2023 was $1.3 million.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $2.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the year ended March 31, 2023 was $1.7 million.

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

Interest expense with respect to the PC1 Bridge Loan for the year ended March 31, 2023 was $0.4 million. There are no restrictive operational covenants associated with the PC1 Bridge Loan.

At March 31, 2023, the outstanding principal balance was $5.8 million and unamortized discount was $1.1 million, with net balance of $4.7 million.

Subsequent to March 31, 2023 the Company repaid $3.0 million of the PC1 Bridge Loan to debtholders (not including LiveOne), refer to Note 22 – Subsequent Events.

Note 10 — Unsecured Convertible Notes

The Company’s unsecured convertible notes payable at March 31, 2023 and 2022 were as follows (in thousands):

	March 31, 2023	March 31, 2022
Unsecured Convertible Notes - Related Party
8.5% Unsecured Convertible Note - Due July 1, 2024	$-	$4,702
8.5% Unsecured Convertible Notes - Due July 1, 2024	-	1,177
Less: Discount	-	-
Net	-	5,879
Less: Unsecured Convertible Notes, Current	-	-
Unsecured Convertible Notes, Net, Long-term	$-	$5,879

The Company incurred interest expense of $0.6 million and $0.5 million attributed to its unsecured convertible notes for the year ended March 31, 2023 and 2022, respectively.

As of March 31, 2022, the Company had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as discussed below. The Trinad Notes are convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

The first Trinad Note was issued on February 21, 2017, to convert aggregate principal and interest of $3.6 million under the first senior promissory note and second senior promissory note with Trinad Capital previously issued on March 31, 2014 and April 8, 2015, respectively. The first Trinad Note was due on March 31, 2018 and was extended to May 31, 2023 (as discussed below). At March 31, 2023, the balance due of $5.9 million, which included $1.4 million of accrued interest, was outstanding under the first Trinad Note. At March 31, 2022, the balance due of $5.9 million, which included $1.4 million of accrued interest, was outstanding under the first Trinad Note.

Between October 27, 2017 and December 18, 2017, the Company issued six unsecured convertible notes payable to Trinad Capital for aggregate total principal amount of $1.1 million. The notes were due on various dates through March 31, 2018 and were extended to May 31, 2023 (as discussed below). As of March 31, 2023 and 2022, $0.3 million and $0.3 million of accrued interest was included in the principal balance, respectively.

On August 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to May 31, 2023, and in consideration of such extension, the Company issued to Trinad Capital 33,654 shares of its common stock. The Company evaluated the Amendment Agreement and the amendment was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. As a result, we determined that the amendment should be accounted for as an extinguishment and we recorded the amended debt instrument at fair value which included the consideration in common stock transferred. The resulting loss on extinguishment recorded of $4.3 million is included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended March 31, 2023. In addition, the Company recorded a $4.2 million benefit to additional paid in capital as a result of the excess of the deemed fair value of the Trinad Notes over the principal and accrued interest outstanding at the time of extinguishment.

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

In consideration for entry into the Exchange Agreements and the Holders’ willingness to forego certain rights to common stock of the Company previously agreed by the parties, the Company issued to the Harvest Funds an aggregate of 625,000 shares of its common stock (the “Harvest Shares”) and to Trinad Capital 200,000 shares of its common stock. In connection with the entry of the Exchange Agreements, unless otherwise agreed to by the Harvest Funds, Mr. Ellin agreed to (i) to serve as the Company’s Chief Executive Officer and (ii) extend the period during which he cannot dispose of any equity or convertible securities of the Company owned by him or any entity of which he is the beneficial owner and not to cease to be the beneficial owner of any other equity or convertible securities of the Company of which Mr. Ellin is the beneficial owner (subject to certain exceptions), in each case until the time that the Harvest Funds no longer own any shares of the Series A Preferred Stock.

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

The Company evaluated the Amendment Agreement and the settlement was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment, with loss on extinguishment recognized for the difference in the fair value of the equity securities issued and the carrying value of the debt. As the Trinad Notes were with a related party, the Company recorded the loss on extinguishment as a capital transaction and recorded $0.5 million within additional paid in capital in the Statement of Stockholder’s Equity.

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

 Effective December 31, 2021, the Note holder converted the Note in whole pursuant to an exchange agreement entered into during the year ended March 31, 2022, which provided for an exchange of the Note into shares of the Company’s common stock at a price of $2.10 per share, resulting in 1,155,143 shares issued upon the exchange. As a result of the effective exchange incentives offered to the Note holder, the Company recorded a $0.8 million expense to Other Income (expense) in the consolidated statement of operations for the year ended March 31, 2022.

Note 11 — Senior Secured Convertible Notes

The Company’s senior secured convertible notes at March 31, 2023 and 2022 were as follows (in thousands):

	March 31, 2023	March 31, 2022
Senior Secured Convertible Notes	$-	$15,000
Fair value of embedded derivative	-	18
Less: Discount	-	(1,368)
Net	-	13,650
Less: Current Portion, accrued interest	-	-
Senior Secured Convertible Notes, long-term	$-	$13,650

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

The Company and the Noteholders also agreed that if (i) at least $5,000,000 of the original principal amount of the Harvest Notes is not repaid by the Company on or prior to January 1, 2023, the conversion price of the Harvest Notes shall be amended to $3.00 per share, and the Company shall issue to the Noteholders in aggregate an additional 250,000 shares of the Company’s restricted common stock; (ii) at least $7,500,000 of the original principal amount of the Harvest Notes is not repaid by the Company on or prior to June 30, 2023, the conversion price of the Harvest Notes shall be further amended to $2.50 per share, and the Company shall then issue to the Noteholders in aggregate an additional 500,000 shares of the Company’s common stock; and (iii) the entire principal amount of the Harvest Notes then outstanding is not repaid by the Company on or prior to January 1, 2024, the conversion price of the Harvest Notes shall be further amended to $2.25 per share, and the Company shall then issue to the Noteholders in aggregate an additional 750,000 shares of the Company’s restricted common stock. In addition, in consideration of the Loan Modification, the Company issued to the Noteholders in aggregate 500,000 shares of the Company’s restricted common stock. During the year ended March 31, 2023, pursuant to terms of the Amendments, the Company issued 250,000 shares valued a $0.2 million to Noteholders which was recorded as interest expense at the time of issuance.

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

The Company recorded $2.4 million and $2.3 million in interest expense associated with the Harvest Notes for the year ended March 31, 2023 and 2022, respectively, of which $1.2 million and $1.0 million, respectively, was attributed to the accretion of the debt discount associated with the senior secured convertible notes.

On February 3, 2023, the “Company entered into an exchange agreement (collectively, the “Exchange Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”) in regard to that certain 8.5% Senior Secured Convertible Note in the aggregate amount of $10,503,965 issued by the Company on September 15, 2020, as amended on June 3, 2021 and July 6, 2022, to HSCPM (the “HSCPM Note”), (ii) Harvest Small Cap Partners, L.P. (“HSCP”) in regard to that certain 8.5% Senior Secured Convertible Note in the aggregate amount of $4,496,035 issued by the Company on September 15, 2020, as amended on June 3, 2021 and July 6, 2022, to HSCP (the “HSCP Note”); and (iii) Trinad Capital (and collectively with HSCPM and HSCP, the “Holders”) in regard to all promissory notes in the aggregate principal and interest amount of $6,177,218 issued by the Company to Trinad Capital (the “Trinad Notes” and collectively with the HSCPM Note and the HSCP Note, the “Notes”). Pursuant to the Exchange Agreements, the Holders exchanged the Notes, and with respect to Trinad Capital, together with interest, due and payable thereon, and relinquished any and all rights thereunder, for 21,177 shares of the Company’s newly designated and issued Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value of $1,000 per share (the “Stated Value”), having the terms as set forth in the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock (the “Certificate of Designation”) filed by the Company on February 2, 2023 with the Secretary of State of the State of Delaware.

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

In consideration for entry into the Exchange Agreements and the Holders’ willingness to forego certain rights to common stock of the Company previously agreed by the parties, the Company issued to the Harvest Funds an aggregate of 625,000 shares of its common stock (the “Harvest Shares”) and to Trinad Capital 200,000 shares of its common stock. In connection with the entry of the Exchange Agreements, unless otherwise agreed to by the Harvest Funds, Mr. Ellin agreed to (i) to serve as the Company’s Chief Executive Officer and (ii) extend the period during which he cannot dispose of any equity or convertible securities of the Company owned by him or any entity of which he is the beneficial owner and not to cease to be the beneficial owner of any other equity or convertible securities of the Company of which Mr. Ellin is the beneficial owner (subject to certain exceptions), in each case until the time that the Harvest Funds no longer own any shares of the Series A Preferred Stock.

The Company evaluated the Exchange Agreement and the settlement was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. As a result, we determined that the exchange should be accounted for as an extinguishment and we recorded the resulting loss on extinguishment of $1.0 million as “Loss on extinguishment of debt” in the accompanying consolidated statement of operations.

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

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended March 31, 2023 was 10.00%.

The principal balance under the Revolving Credit Facility as of March 31, 2023 and 2022 was $7.0 million, respectively. The Company recorded interest expense of $0.6 million and $0.2 million for the year ended March 31, 2023 and 2022, respectively. The Company was in compliance with all debt covenants associated with the senior secured revolving line of credit as of March 31, 2023.

Note 13 — Related Party Transactions

As of March 31, 2022, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital as described in Note 10 – Unsecured Convertible Notes. In February 2023, the Trinad Notes along with accrued interest were converted into 6,177 shares of Series A Preferred Stock in addition to 200,000 shares of common stock.

During the year ended March 31, 2023, a subsidiary of the Company issued a promissory note in the amount of $300,000 in consideration of a loan in the same amount made to such subsidiary by an affiliate of Robert Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, which loan matured on October 17, 2022. The loan was repaid in October 2022.

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

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense is recognized over the term of the lease on a straight-line basis. Rent expense for these leases totaled $0.2 million for the year ended March 31, 2023. Operating leases with lease terms of greater than 12 months are capitalized in Operating lease right-of-use assets and Operating lease liabilities in the consolidated balance sheet. Rent expense for these operating leases totaled $0.4 million and $0.8 million the years ended March 31, 2023 and 2022, respectively, which is included in general and administrative expenses in the consolidated statement of operations.

Operating lease costs for the years ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended March 31,
	2023	2022
Fixed rent cost	$490	752
Short term lease cost	141	210
Total operating lease cost	$631	962

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	March 31, 2023	March 31, 2022
Operating lease right-of-use assets	$423	728

Operating lease liability, current	$273	273
Operating lease liability, noncurrent	161	468
Total operating lease liabilities	$434	741

The operating lease right-of-use assets are included in other assets in the March 31, 2023 and 2022 consolidated balance sheets, and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the March 31, 2023 and 2022 consolidated balance sheets.

Future maturities of operating lease liabilities as of March 31, 2023 were as follows (in thousands):

For Years Ending March 31,
2024	$320
2025	154

Total lease payments	474
Less: imputed interest	(40)
Present value of operating lease liabilities	$434

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

Month to month arrangements

React Presents leased its Chicago, Illinois premises under a month-to-month lease that was terminated in April 2022. Rent expense for the operating leases totaled less than $0.1 million and $0.1 million for the years ended March 31, 2023 and March 31, 2022, respectively.

PodcastOne leases its Los Angeles premises under a month-to-month operating lease. Rent expense for the operating leases totaled $0.3 million and $0.3 million for the year ended March 31, 2023 and March 31, 2022, respectively.

Note 15 — Other Long-Term Liabilities

  Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Contingent consideration from Gramophone acquisition	$174	$174
Accrued royalties	3,788	-
Accrued legal	5,616	-
Total other long-term liabilities	$9,578	$174

The Company classified $3.8 million of accrued royalties into long term based on contractual arrangements with the royalty holders. In addition, the Company accrued $5.6 million into long term liabilities as a result of the Sound Exchange settlement, (Note 16 – Commitment and Contingencies). The amount included in Other long-term liabilities is comprised of a contingent consideration liability resulting from the business combination of Gramophone (see Note 21 - Fair Value Measurements).

Note 16 — Commitments and Contingencies

Contractual Obligations

As of March 31, 2023, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $8.6 million for the fiscal year ending March 31, 2024, $0.6 million for the fiscal year ending March 31, 2025 and, $0.3 million for the fiscal year ending March 31, 2026.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of March 31, 2023, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On August 4, 2022, the Company entered into a settlement agreement with a certain music partner attributed to past royalties owed. The Company issued 800,000 shares of its common stock to the music partner and settled $0.4 million of accounts payable with the remaining value of the shares attributed to prepayment for future royalties. The fair value of the shares was determined to be $1.0 million based on the Company’s share price at the date the shares were issued. As of March 31, 2023, $0.1 million was recorded as a prepaid asset related to this transaction in order to fund future amounts owed for royalties. If the agreement is not terminated by the music partner after one year, the Company will issue an additional 200,000 shares as prepayment of future royalties.

In addition, the Company entered into additional arrangements with vendors to settle outstanding amounts owed in exchange for a cumulative amount of 597,918 shares of common stock with a fair value of $0.4 million. The fair value of the shares was determined to be $0.4 million based on the Company’s share price at the date the shares were issued.

Employment Agreements

As of March 31, 2023, the Company has employment agreements with three named executive officers (“Section 16 Officers”) that provide salary payments of $0.5 million and target bonus compensation of up to $0.5 million on an annual basis. Furthermore, such employment agreements contain severance clauses that could require severance payments in the aggregate amount of $10.5 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers).

The Company’s CEO has agreed to forgive his salary of $0.5 million per annum in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of March 31, 2023, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

Legal Proceedings

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against the Company, LiveXLive Tickets, Inc. (“LXL Tickets”), Robert S. Ellin and certain other defendants. Plaintiffs subsequently voluntarily dismissed all claims against the other defendants. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into the Company in 2016, LXL Tickets’ purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Based on the remaining claims, plaintiffs are seeking damages of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied and continues to deny plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit and believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In November 2021, the court denied the Company’s summary judgment motion to dismiss plaintiffs’ fraudulent inducement claim and dismissed plaintiff’s breach of the employment agreement claim with respect to the Company. On October 6, 2022, New York Appellate Division reversed the trial court’s decision and ordered that defendants’ motion for summary judgment dismissing the first and second causes of action should be granted. As of December 31, 2022, all of plaintiffs’ claims were dismissed or addressed by the parties or the court other than plaintiffs’ claims for fraudulent inducement related to payment of Wantickets’ audit costs, breach of contract based on Mr. Schnaier’s employment agreement with LXL Tickets, and fraudulent inducement due to plaintiffs alleged inability to sell their shares of Company’s common stock acquired pursuant to the APA. The trial was held in late April and early May 2023. In May 2023, the Company achieved a favorable outcome in this lawsuit, as the jury awarded damages to LXL Tickets in the amount of $0.23 million, together with costs and disbursements as taxed by the clerk and with statutory interest at 9% per annum from November 22, 2018, versus damages in the amount of $0.15 million, together with costs and disbursements as taxed by the clerk and with statutory interest at 9% per annum from June 29, 2018 awarded to the plaintiffs. Neither amount is material to the Company. The plaintiffs have indicated their intent to appeal certain rulings in this matter. As of June 29, 2023, the plaintiffs have yet to file the appeal. The Company intends to continue to vigorously defend all remaining defendants, if necessary, against any liability to the plaintiffs with respect to the remaining claims, and the Company believes that the allegations are without merit and that it has strong defenses. As of March 31, 2023, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

On June 28, 2022, SoundExchange, Inc. (“SX”) filed a complaint in the U.S. District Court, Central District of California, against the Company and Slacker. The complaint alleged that the defendants have failed to make the necessary music royalty payments and corresponding late fees required under the Digital Millennium Copyright Act late allegedly due to SX. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9.8 million. On February 3, 2023, the Company entered into an agreement to settle the dispute with SX and related court judgement entered against the defendants, pursuant to which the Company agreed to make certain monthly payments to SX for a period of 24 months and certain other payments in the event the Company obtains additional financing(s), unless the Company repays the judgment amount earlier pursuant to the terms of the agreement, and SX agreed not to take any action to enforce such judgment, so long as the defendants are not in default under the agreement.

During each of the quarters ended March 31, 2023 and 2022, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties were not material and were included in general and administrative expenses in the accompanying consolidated statement of operations.

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

The CARES Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credit up to 70% of qualified wages if the Company experienced either a full or partial suspension of the operation due to COVID related government orders. During the year ended March 31, 2022, the Company, with the guidance from a third-party specialist, determined it was entitled to $2.0 in employee retention credits for the previous business interruption related to COVID. The Company received $0.8 million and $1.2 million for the years ended March 31, 2023 and 2022, respectively, and reduced operating expense within its statements of operations.

 Note 17 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company provided a contribution of $0.1 million and $0.1 million, to its employees for the years ended March 31, 2023 and 2022, respectively.

Note 18 — Stockholders’ Equity

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 2,220,914 and no shares of its common stock under the stock repurchase program for the year ended March 31, 2023 and 2022, for a total of $2.2 million and none, respectively.

Series A Preferred Stock

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

In accordance with ASC 480, the Company classified $5.0 million of its Series A Preferred Stock as temporary equity due to the Company’s obligation to redeem $5.0 million of the Series A Preferred Stock on or before 18 months after issuance for cash, which also contains a substantive conversion feature. The redemption feature was not deemed to be closely and clearly related to the equity-type host instrument. Accordingly, it was accounted for as a liability at inception based on its fair value of $0.2 million with subsequent changes in fair value included in earnings. The change in fair value of the embedded derivative included in the statement of earnings was $0.2 million for the year ended March 31, 2023.

In accordance with ASC 480, the Company classified $16.2 million of the Series A Preferred Stock as permanent equity in the financial statements as it was not subject to mandatory redemption at the option of the holder. The Company concluded that the Series A Preferred Stock is more akin to an equity-type instrument than a debt-type instrument, therefore the conversion features associated with the Series A preferred stock classified as permanent equity were deemed to be clearly and closely related to the host instrument and not a derivative under ASC 815. Accordingly the Series A Preferred Stock was not accreted to the redemption amount in effect on the balance sheet date.

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value.

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the year ended March 31, 2023, the Company incurred $0.7 million in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost of less than $0.1 million is expected to be recorded over the next year as the shares vest.

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

The Company recognized share-based compensation expense of $3.0 million and $12.7 million during the years ended March 31, 2023 and 2022, respectively. The total tax benefit recognized related to share-based compensation expense was $0 for the years ended March 31, 2023 and 2022.

Share-based compensation expense during the year ended March 31, 2023 and 2022 includes the impact from differences in the timing of expense recognized in the statement of operations and the share issuances recorded in additional paid in capital, capitalization of internally developed software costs, and the benefit from the reversal of a previously accrued discretionary share-based award bonus of $1.1 million during the year ended March 31, 2022.

The maximum contractual term for awards is 10 years. As of March 31, 2023, there were 5,155,666 shares of common stock available for future issuance under the 2016 Plan.

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

As of March 31, 2023, unrecognized compensation costs for unvested awards to employees was $0.4 million, which is expected to be recognized over a weighted-average service period of 1.3 years.

The following table provides information about our option grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2023	2022
Number of options granted	43,000	205,000
Weighted-average exercise price per share	$1.10	$1.19
Weighted-average grant date fair value per share	$1.10	$1.74

The grant date fair value of each of these option grants to employees was determined using the Black-Sholes-Merton option-pricing model with the following assumptions:

Year Ended March 31,
	2023	2022
Expected volatility	78.20% – 83.10%	77.36% - 84.98%
Dividend yield	-%	-%
Risk-free rate	3.11% - 3.14%	0.75% - 2.17%
Expected term (in years)	5.36 – 6.94	5.09 - 6.87

The following table summarizes the activity of our options issued to employees during the years ended March 31, 2023 and 2022:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding as of April 1, 2021	3,921,584	$3.74
Granted	205,000	1.74
Exercised	(400,460)	2.18
Forfeited or expired	(160,933)	4.10
Outstanding as of March 31, 2022	3,565,191	3.78
Granted	43,000	1.10
Exercised	-	-
Forfeited or expired	(1,191,524)	3.71
Outstanding as of March 31, 2023	2,416,667	3.75
Exercisable as of March 31, 2023	2,202,917	3.84

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2023 was 5.14 years and 4.93 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at March 31, 2023. The intrinsic value of options exercised was none and $0.3 million, respectively, at March 31, 2023 and 2022.

The fair value of stock options that were exercised during the year ended March 31, 2023 and 2022 was $0 million and $0.9 million, respectively. The fair value of stock options that were forfeited during the year ended March 31, 2023 and 2022 was $4.0 million and $0.7 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2023 was $9.1 million and $8.6 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2022 was $13.5 million and $12.7 million, respectively.

On April 11, 2018, the Company granted options to purchase 1,326,667 shares of its common stock to 4 key executives. In fiscal 2021, the Board of Directors approved an amendment to the key executive’s employment agreement which modified the exercise periods associated with these options. The modified terms approved by the Board of Directors, which extended the original exercise period from 3 to 12 months, resulted in incremental fair value which was recognized as incremental share-based compensation expense of $0.9 million during the year ended March 31, 2022.

Options Grants to Non-Employees

As of March 31, 2023, there were no unrecognized compensation costs for unvested awards to non-employees. There were no option grants to non-employees for the last two fiscal years.

The following table summarizes the activity of our options issued to non-employees during the years ended March 31, 2023 and 2022:

	Number of Shares	Weighted-Average Exercise Price per Share
Outstanding as of April 1, 2021	25,000	$4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2022	25,000	4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2023	25,000	4.00
Exercisable as of March 31, 2023	25,000	4.00

The weighted average remaining contractual term for options to non-employees outstanding as of March 31, 2023 was 4.9 years. The intrinsic value of options to non-employees outstanding and options to non-employees exercisable was none at March 31, 2023.

Restricted Stock Units Grants

As of March 31, 2023, unrecognized compensation costs for unvested awards to employees was $1.2 million, which is expected to be recognized over a weighted-average service period of 0.70 years.

The following table provides information about our restricted stock units grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2023	2022
Number of units granted	1,172,380	2,555,767
Weighted-average grant date fair value per share	$1.73	$3.77

The following table summarizes the activity of our restricted stock units issued to employees during the years ended March 31, 2023 and 2022:

Number of Shares
Outstanding as of April 1, 2021	4,512,916
Granted	2,555,767
Vested	(2,518,791)
Cancelled	(1,485,517)
Outstanding as of March 31, 2022	3,064,375
Granted	1,172,380
Vested	(2,136,679)
Cancelled	(429,011)
Outstanding as of March 31, 2023	1,670,975

The fair value of restricted stock units that vested during the year ended March 31, 2023 and 2022 was $2.3 million and $10.7 million, respectively. The fair value of restricted stock units that were forfeited during the year ended March 31, 2023 and 2022 was $1.1 million and $5.0 million, respectively.

Note 19 — Income Tax Provision

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

The components of pretax loss and income tax (benefit) expense are as follows (in thousands):

	Year Ended March 31,
	2023	2022
Loss before income taxes:
Domestic	$(9,954)	$(43,729)
Foreign	-	-
Total loss before income taxes	$(9,954)	$(43,729)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	70	22
Foreign	-	-
Total Current	70	22

Deferred:
U.S. Federal	2	86
State	(7)	75
Foreign	-	-
Total Deferred	(5)	161
Total provision for income taxes	$65	$183

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2023	2022

Income taxes computed at Federal statutory rate	$(2,056)	$(9,183)
State tax — net of federal benefit	(9)	(1,343)
Nondeductible expenses	1,292	-
Change in tax rates	86	(51)
Change in valuation allowance	228	10,175
Stock compensation	371	-
Other	153	585
Total provision for income taxes	$65	$183

At March 31, 2023,the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $143.6 million and $91.7 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2028. Of the $143.6 million of federal net operating loss carryforwards, $54.1 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”), the remaining $89.5 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2023 and 2022, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and (liabilities) are as follows as of (in thousands):

	Year Ended March 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$35,760	$36,368
Property and equipment	64	258
Accruals and reserves	1,393	1,718
Stock compensation	3,187	3,868
163 (j) interest expense carryforwards	2,000	1,125
Charitable contribution carryforward	18	69
Gross deferred tax assets	42,422	43,406

Deferred tax liabilities:
Right of use asset	(107)	(185)
Intangible assets	(2,627)	(3,767)
Net deferred tax assets	39,688	39,454
Valuation allowance	(40,020)	(39,792)
Net deferred tax liability	$(332)	$(338)

As the ultimate realization of the potential benefits of a portion of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance against deferred tax assets is $40.0 million and $39.8 million for the years ended March 31, 2023 and 2022, respectively. The valuation allowance increased by $0.2 million for the year ended March 31, 2023.

Note 20 — Business Segments and Geographic Reporting

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”).

Beginning in the second quarter of fiscal 2023, management has determined that the Company has two operating segments (Audio Group and Media Group). The Audio Group consist of our PodcastOne and Slacker subsidiaries and the Media Group consist of our remaining subsidiaries. As a result of the PC1 Bridge Loan and the potential for a spin-off of PodcastOne the Company’s chief operating decision maker (“CODM”) began to make decisions and allocate resources based on two operating segments of the business (Audio and Media). The Company’s reporting segments reflects the manner in which its CODM reviews results and allocates resources. The CODM reviews operating segment performance exclusive of share-based compensation expense, amortization of intangible assets, depreciation, and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and certain other non-cash charges. As a result, the segment information for the prior periods has been recast to confirm with the current period presentation.

The Company’s two operating segments are also consistent with its internal organizational structure, which is the way the Company assesses operating performance and allocates resources.

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $44.3 million and $32.3 million for the years ended March 31, 2023 and 2022, respectively. Total receivables from the OEM were 24% and 24% of total accounts receivable as of March 31, 2023 and 2022, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $2.6 million resides in the Audio Group and $0.7 million is attributed to our Media Operations.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following table presents the results of operations for our reportable segments for the years ended March 31, 2023 and 2022:

	Year Ended March 31, 2023
	Audio	Media	Corporate expenses	Total

Revenue	$86,848	$12,763	$-	$99,611
Net income (loss)	$4,277	$(2,800)	$(11,496)	$(10,019)

	Year Ended March 31, 2022
	Audio	Media	Corporate expenses	Total

Revenue	$74,545	$42,474	$-	$117,019
Net loss	$(2,266)	$(12,754)	$(28,892)	$(43,912)

Note 21 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Prepaid expenses - common stock issued subject to market adjustment at settlement	$140	$140	$-	$-
Total	$140	$140	$-	$-

Liabilities:
Contingent consideration liability from Gramophone acquisition	$174	$-	$-	$174
Warrant liability on PodcastOne bridge loan	1,860	-	-	1,860
Bifurcated embedded derivative on PodcastOne bridge loan	1,288	-	-	1,288
Bifurcated embedded derivative on Series A Preferred Stock	376	-	-	376
	$3,698	$-	$-	$3,698

	March 31, 2022
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liability from PodcastOne acquisition	$2,965	$-	$-	$2,965
Contingent consideration liability from CPS acquisition	174	-	-	174
Bifurcated embedded derivative on senior secured convertible notes payable	18	-	-	18
	$3,157	$-	$-	$3,157

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of April 1, 2021	$5,067
Change in fair value of bifurcated embedded derivatives, reported in earnings	(113)
Change in fair value of contingent consideration liabilities, reported in earnings	(145)
Common stock settlement of contingent consideration liability from CPS acquisition	(1,826)
Initial measurement of contingent consideration for Gramophone acquisition	174
Balance as of March 31, 2022	3,157
Embedded derivative and warrant issued in connection with PodcastOne bridge loan	2,845
Embedded derivative and warrant issued in connection with Series A Preferred Stock	173
Settlement of PodcastOne contingent consideration	(3,000)
Change in fair value of bifurcated embedded derivatives, reported in earnings	523
Balance as of March 31, 2023	$3,698

The settlement of the PodcastOne contingent consideration of $3.0 million consisted of 414,137 shares of our common stock issued with a fair value of $0.5 million, cash payment of $0.3 million and a gain of $2.2 million attributed to the former owners of PodcastOne forgiving the remaining balance of $2.2 million.

Bifurcated embedded derivative on secured convertible notes payable and unsecured convertible notes payable

The fair value of the bifurcated embedded derivatives on secured convertible notes payable and unsecured convertible notes payable was determined using the following significant unobservable inputs:

	March 31,	March 31,
	2023	2022
Bifurcated embedded derivative on secured convertible notes payable:
Market yield	-%	4.7%

Significant increases or decreases in the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The Company determined that as of the assessment date, the fair value of the bifurcated embedded derivatives is less than $0.2 million. The change in fair value of $0.2 million is recorded in other income (expense) on the Company’s consolidated statements of operations for the year ended March 31, 2022. The related notes payable were fully settled during the year ended March 31, 2023. nine month period ended March 31, 2022.

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	March 31, 2023
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
PodcastOne bridge loan	$4,726	$-	$-	$9,152

	March 31, 2022
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
Secured convertible notes payable, net	$13,650	$-	$-	$15,448
Unsecured convertible notes payable related party, net	5,879	-	-	6,084

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2023 and March 31, 2022. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

The fair value of the financial assets and liabilities, where the Company did not elect the fair value measurement option, were determined using the following significant unobservable inputs:

	March 31,	March 31,
	2023	2022
Secured convertible notes payable, net (binomial lattice model):
Market yield	-%	6.3%

Unsecured convertible notes payable related party, net (yield model with a Black-Scholes-Merton option pricing model):
Market yield	-%	6.6%

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

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values as of March 31, 2023 and March 31, 2022.

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

Note 22 — Subsequent Events

Subsequent to March 31, 2023 and as of June 28, 2023, the Company repurchased 694,315 shares of its common stock at an average price of $1.46 per share.

As of June 29, 2023, PodcastOne has not yet consummated the Direct Listing and accordingly, it has redeemed $3,000,000 of the outstanding Bridge Notes (other than the Bridge Notes issued to LiveOne).

In May 2023, the Company achieved a favorable outcome in the Wantickets lawsuit described in Note 16 — Commitments and Contingencies, as the jury awarded damages to LXL Tickets in the amount greater than the amount of damages awarded to the plaintiffs. Neither amount is material to the Company. The plaintiffs have indicated their intent to appeal certain rulings in this matter. As of June 29, 2023, the plaintiffs have yet to file the appeal.

On June 20, 2023 the Company entered into a binding letter of intent to acquire 100% of the equity interest in Guru Fantasy Reports, Inc. (“Guru Reports”) for $3.5 million to be paid out in shares of common stock of PodcastOne when it’s listing goes effective. The number of shares of common stock will be based on a value of $8.00 per share. The purchase price is contingent on Guru Reports having $2.2 million of GAAP revenue for the trialing twelve months from the purchase date verified by an independent auditor.

On June 7, 2023, PodcastOne received a written notice from District 2 Capital Fund LP, in its capacity as a noteholder and noteholder agent for the Noteholders (as defined below) (the “Noteholders Agent”), that the Noteholder Agent alleges that an event of default has occurred with respect to those certain Subscription Agreements, dated as of July 15, 2022 (the “Subscription Agreements”), by and among PodcastOne, the Company, in its capacity as guarantor of certain PodcastOne obligations thereunder, and the respective noteholders party thereto (the “Noteholders”), and the related 10% Original Issue Discount Convertible Promissory Notes, dated as of July 15, 2022 (the "Notes"), made by PodcastOne in favor of the Noteholders (the “Notice”). The Notice indicates that an event of default has occurred as a result of PodcastOne not timely making the third redemption payment by June 3, 2023 under the terms of the Notes and the Subscription Agreements (the "Payment"), which payment the Notice states the Noteholders received on June 5, 2023, and provides that as a result the Noteholders Agent has declared all outstanding indebtedness represented by the Notes (other than the Company) to be immediately due and payable at the Mandatory Default Amount (as defined in the Notes), together with all reasonable out-of-pocket expenses of collection thereof, and that beginning from June 4, 2023, the outstanding principal amount of the Notes began accruing interest at a rate per annum equal to 16%, and demands for such payments to be immediately made in full to each Noteholder (other than the Company). As of June 29, 2023, the outstanding principal amount of the Notes, plus accrued interest (at the normal rate provided by the Notes), held by the Noteholders (other than LiveOne) is approximately $3.1 million. A description of the Subscription Agreements, the Notes and related agreements are contained elsewhere in this Annual Report and copies of such agreements are filed as exhibits to this Annual Report.

The Company and PodcastOne strongly disagree with the claims in the Notice that an event of default has occurred and in good faith believe that an event of default has not occurred and assert that the Payment was timely made on June 3, 2023, that no event of default has occurred or is continuing, and consequently the demand for payment in the Notice is invalid. Accordingly the Company and PodcastOne believe that no further payments are required to the Noteholders until the maturity of the Notes, subject to their earlier automatic conversion upon the closing of a Qualified Financing or Qualified Event. The Company and PodcastOne have invited the Noteholders Agent to immediately reconsider and to rescind its Notice and request for payment.

On June 20, 2023, the Company entered into a binding letter of intent to acquire Guru Fantasy Reports, Inc. (“Guru Reports”) for $3.5 million to be paid out in shares of common stock of PodcastOne, subject to standard and other closing conditions as set forth therein. If completed, the number of shares of common stock of PodcastOne will be based on a value of $8.00 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of material weaknesses in internal control over financial reporting, described in Management’s Annual Report on Internal Control Over Financial Reporting below.

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

Our management, with the participation of our CEO and Interim CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2023 due to material weaknesses that existed in our internal controls. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of March 31, 2023, the following material weaknesses existed as of that date, specifically relating to the following control activities:

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

In addition, as previously reported, material weaknesses specifically relating to the following control activities existed as of March 31, 2023:

(i)

our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value;

(ii)	our controls were not adequately designed to allow management to identify errors in the accounting for business combinations.; and

(iii)	our controls relating to the calculation of our inventory obsolesce reserve were not adequately designed at a sufficient level of precision, which could have resulted in a material misstatement.

Notwithstanding the material weaknesses discussed above, our management, including our CEO and Interim CFO, concluded that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Our management, with oversight of the Audit Committee of our Board of Directors has identified and begun to implement several steps to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment. During our fiscal year ending March 31, 2024, our management is committed to remediating such material weaknesses through continuing training and hiring of personnel, improving the timeliness of our accounting close process, and continuing to enhance our financial review controls. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2023, we continued the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the fourth quarter of the fiscal year ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of our CEO and Interim CFO, respectively. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders (our “2023 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of LiveOne, Inc. (formerly LiveXLive Media, Inc.) included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2023 and 2022

●	Consolidated Statements of Operations for the years ended March 31, 2023 and 2022

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the years ended March 31, 2023 and 2022

●	Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
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

4.1	Promissory Note, dated as of June 2, 2021, issued by the Company to East West Bank (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
4.2	Form of 10% Original Issue Discount Convertible Promissory Note, dated July 15, 2022, issued by PodcastOne to the purchasers thereof (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
4.3	Form of Warrants, dated July 15, 2022, issued by PodcastOne to the purchasers of PodcastOne’s 10% Original Issue Discount Convertible Promissory Notes, dated July 15, 2022 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
4.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company, dated as of February 2, 2023 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
4.5*	Description of Securities.
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Amendment No. 2 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
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

10.9†	Amendment No. 2 to Employment Agreement, dated as of December 14, 2017, between the Company and Robert Ellin. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 14, 2023).
10.10†£	Employment Offer Letter, dated as of March 6, 2019, between the Company and Aaron Sullivan (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2022).
10.11†	Amendment No. 1 to Employment Offer Agreement, dated as of dated as of October 26, 2020 and effective as of October 1, 2020, between the Company and Aaron Sullivan (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2022).
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

10.16	Business Loan Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.17	Commercial Security Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.18	Placement Agency Agreement, dated July 15, 2022, between PodcastOne and Joseph Gunnar & Co., LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
10.19	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.20	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.21	Exchange Agreement, dated as of February 3, 2023, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
21.1*	List of subsidiaries of the Company.
23.1	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm.
23.2*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.

£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

We have elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEONE, INC.

Date: June 29, 2023	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 29, 2023	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Interim Chief Financial Officer and Executive Vice President (Interim Principal Financial Officer and Interim Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer, Chairman and	June 29, 2023
Robert S. Ellin	Director

/s/ Jay Krigsman	Director	June 29, 2023
Jay Krigsman

/s/ Craig Foster	Director	June 29, 2023
Craig Foster

/s/ Ramin Arani	Director	June 29, 2023
Ramin Arani

/s/ Patrick Wachsberger	Director	June 29, 2023
Patrick Wachsberger

/s/ Kenneth Solomon	Director	June 29, 2023
Kenneth Solomon

/s/ Bridget Baker	Director	June 29, 2023
Bridget Baker

/s/ Kristopher Wright	Director	June 29, 2023
Kristopher Wright

