Form 10-Q
period 2023-06-30
LiveOne, Inc.
filed 2023-08-15
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 90,198,395 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2023	2023
Assets		(Audited)
Current Assets
Cash and cash equivalents	$4,990	$8,409
Restricted cash	240	240
Accounts receivable, net	15,997	13,658
Inventories	2,446	2,596
Prepaid expense and other current assets	3,154	2,823
Total Current Assets	26,827	27,726
Property and equipment, net	3,144	3,325
Goodwill	23,379	23,379
Intangible assets, net	10,788	11,035
Other assets	253	423
Total Assets	$64,391	$65,888

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$25,947	$22,772
Accrued royalties	12,381	12,826
Notes payable, current portion	14	15
Deferred revenue	969	992
Senior secured line of credit	7,000	-
Bridge loan	2,711	4,726
Derivative liabilities	1,839	3,148
Total Current Liabilities	50,861	44,479
Senior secured line of credit	-	7,000
Notes payable, net	148	148
Lease liabilities, noncurrent	80	161
Derivative liabilities, noncurrent	859	376
Other long-term liabilities	9,574	9,578
Deferred income taxes	332	332
Total Liabilities	61,854	62,074

Commitments and Contingencies

Mezzanine Equity
Redeemable convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 21,573 and 21,177 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	4,827	4,827
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 16,177 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	16,177	16,177
Common stock, $0.001 par value; 500,000,000 shares authorized; 90,063,149 and 89,632,161 shares issued and outstanding, respectively	90	88
Additional paid in capital	210,028	209,151
Treasury stock	(3,175)	(2,162)
Accumulated deficit	(225,410)	(224,269)
Total stockholders’ deficit	(2,290)	(1,013)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$64,391	$65,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2023	2022
Revenue:	$27,767	$23,222

Operating expenses:
Cost of sales	19,563	15,382
Sales and marketing	1,904	2,366
Product development	1,246	1,617
General and administrative	5,063	2,209
Amortization of intangible assets	246	1,411
Total operating expenses	28,022	22,985
Income (loss) from operations	(255)	237

Other income (expense):
Interest expense, net	(1,418)	(997)
Other income	1,237	2,105
Total other income (expense), net	(181)	1,108

Income (loss) before income taxes	(436)	1,345

Provision for (benefit from) income taxes	79	(3)
Net income (loss)	$(515)	$1,348

Net income (loss) per share - basic	$(0.01)	$0.02
Net income (loss) per share – diluted	$(0.01)	$0.02
Weighted average common shares – basic	86,895,208	82,072,822
Weighted average common shares – diluted	86,895,208	82,126,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited, in thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Common Stock in Treasury		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance as of March 31, 2023	89,632,161	$90	$209,151	$(224,269)	(2,220,914)	$(2,162)	$(1,013)
Stock-based compensation	-	-	484	-	-	-	484
Shares issued pursuant to restricted stock units	5,000	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	(626)	-	-	(626)
Common stock issued for services	425,988	-	393	-	-	-	393
Treasury stock purchases	-	-	-	-	(694,315)	(1,013)	(1,013)
Net loss	-	-	-	(515)	-	-	(515)
Balance as of June 30, 2023	90,063,149	$90	$210,028	$(225,410)	(2,915,229)	$(3,175)	$(2,290)

	Common Stock		Additional Paid in	Accumulated	Common Stock in Treasury		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance as of March 31, 2022	82,546,189	$83	$202,854	$(213,853)	-	$-	$(10,916)
Stock-based compensation	135,270	-	788	-	-	-	788
Shares issued pursuant to restricted stock units	102,500	-	-	-	-	-	-
Treasury stock purchases	-	-	-	-	(1,186,221)	(997)	(997)
Net income	-	-	-	1,348	-	-	1,348
Balance as of June 30, 2022	82,783,959	$83	$203,642	$(212,505)	(1,186,221)	$(997)	$(9,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(515)	$1,348
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,055	2,316
Stock-based compensation	877	788
Amortization of debt discount	986	393
Change in fair value of bifurcated embedded derivatives	(826)	20
Change in fair value of contingent consideration liability	-	(2,220)
Changes in operating assets and liabilities:
Accounts receivable	(2,339)	973
Prepaid expenses and other current assets	(285)	177
Inventories	150	(119)
Other assets	124	101
Deferred revenue	(23)	(176)
Accounts payable and accrued liabilities	1715	(6,994)
Accrued royalties	302	3,367
Net cash (used in) provided by operating activities	1,221	(26)

Cash Flows from Investing Activities:
Purchases of property and equipment	(627)	(773)
Purchases of intangible assets	-	(12)
Net cash used in investing activities	(627)	(785)

Cash Flows from Financing Activities:
Payment on bridge loan	(3,000)	-
Purchase of treasury stock	(1,013)	(997)
Net cash used in financing activities	(4,013)	(997)

Net change in cash, cash equivalents and restricted cash	(3,419)	(1,808)
Cash, cash equivalents and restricted cash, beginning of period	8,649	13,154
Cash, cash equivalents and restricted cash, end of period	$5,230	$11,346

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$125	$320

Supplemental disclosure of non-cash investing and financing activities:
Fair value of options issued to employees, capitalized as internally-developed software	$3	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2023 and 2022

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2023, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2023. The results for the three months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2024 (“fiscal 2024”). The condensed consolidated balance sheet as of March 31, 2023 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “2023 Form 10-K”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2023 Form 10-K.

Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $5.2 million as of June 30, 2023). As reflected in its interim unaudited condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $0.5 million, and utilized cash of $4.0 million in financing activities for the three months ended June 30, 2023 and had a working capital deficiency of $24.0 million as of June 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the 2023 Form 10-K, other than those included below.

COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets creating increasing volatility and overall uncertainty. The Company began to experience modest adverse impacts of the COVID-19 pandemic in the fourth quarter of fiscal year ended March 31, 2020 and became more adverse throughout the fiscal year ended March 31, 2021 and up to the third quarter of fiscal year ended March 31, 2022. Although the impact has subsided, the Company expects to continue experiencing modest adverse impacts throughout the fiscal year ending March 31, 2024. The Company’s event and programmatic advertising revenues were directly impacted throughout the 2022 and 2021 fiscal years with all on-premise in-person live music festivals and events postponed in 2021 fiscal year and mixed demand from historical advertising partners in 2022 fiscal year. Further, one of the Company’s larger customers also experienced a temporary halt to its production as a result of COVID-19, which negatively impacted the Company’s near-term membership growth in the 2021 fiscal year. During the fiscal year ended March 31, 2021, the Company enacted several initiatives to counteract these near-term challenges, including salary reductions, obtaining a Paycheck Protection Program (“PPP”) loan and pivoting its live music production to 100% digital. The Company began producing, curating, and broadcasting digital music festivals and events across its platform which has resulted in the growth in the number of live events streamed, related sponsorship revenue and overall viewership. The Company also launched a new pay-per-view (“PPV”) offering in May 2020, enabling new forms of artist revenue including digital tickets, tipping, digital meet and greet and merchandise sales. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the Company’s results of operations, financial position and liquidity.

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

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue performed on a monthly basis, which represents the Company’s efforts to satisfy the performance obligation. Additionally, following the acquisition of PodcastOne, the Company began deriving revenue from podcast advertising. PodcastOne earns advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using impressions.

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions have occurred before the receipt of goods or services, a receivable is recorded. Barter revenue for the three months ended June 30, 2023 and 2022 was $4.1 million and $1.3 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at June 30, 2023 and 2022 was less than $0.1 million, respectively.

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

At June 30, 2023 and 2022, the Company had 3,500,191 and 3,152,874 options outstanding, respectively, 1,670,975 and 2,817,292 restricted stock units outstanding, respectively, and none and 5,960,593 shares of common stock issuable, respectively, underlying the Company’s convertible debt.

The following table shows the calculation of diluted shares:

	Three Months Ended June 30,
	2023	2022
Shares used in computation of basic earnings per share	86,895,208	82,072,822
Total dilutive effect of outstanding stock awards	-	53,800
Shares used in computation of diluted earnings per share	86,895,208	82,126,622

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the three months ended June 30, 2022 and 2021 (in thousands):

	2023	2022
Cash and cash equivalents	$4,990	$11,086
Restricted cash	240	260
Total cash and cash equivalents and restricted cash	$5,230	$11,346

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of June 30, 2023 and 2022, the Company had restricted cash of $0.2 million and $0.2 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. At June 30, 2023, the Company had one customer that made up 29% of the total accounts receivable balance. At June 30, 2022, the Company had one customer that made up 23% of the total accounts receivable balance.

The Company’s accounts receivable at June 30, 2023 and 2022 is as follows (in thousands):

	June 30,	June 30,
	2023	2022
Accounts receivable, gross	$16,605	$13,628
Less: Allowance for doubtful accounts	(608)	(914)
Accounts receivable, net	$15,997	$12,714

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements. The Company adopted ASU 2016-13 on April 1, 2021 on a prospective basis. The adoption of this standard did not have an impact on the Company’s interim condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Revenue
Membership Services	$15,212	$12,082
Advertising	10,783	8,942
Merchandising	1,740	1,849
Sponsorship and Licensing	29	114
Ticket/Event	3	235
Total Revenue	$27,767	$23,222

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

For the three months ended June 30, 2023 and 2022, one customer accounted for 48% and 43%, and a second customer accounted for none and 48% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in the deferred revenue balances during the three months ended June 30, 2023 (in thousands):

Contract Liabilities
Balance as of March 31, 2023	$992
Revenue recognized that was included in the contract liability at beginning of period	(392)
Increase due to cash received, excluding amounts recognized as revenue during the period	368
Balance as of June 30, 2023	$968

Note 4 — Property and Equipment

The Company’s property and equipment at June 30, 2023 and March 31, 2023 was as follows (in thousands):

	June 30,	March 31,
	2023	2023
Property and equipment, net
Computer, machinery, and software equipment	$6,546	$6,501
Furniture and fixtures	556	556
Leasehold improvements	531	531
Capitalized internally developed software	15,243	14,662
Total property and equipment	22,876	22,250
Less accumulated depreciation and amortization	(19,732)	(18,925)
Total property and equipment, net	$3,144	$3,325

Depreciation expense was $0.8 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively.

Note 5 — Goodwill and Intangible Assets

Goodwill

The Company currently has two reporting units. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2023 (in thousands):

Goodwill
Balance as of March 31, 2023	$23,379
Acquisitions	-
Balance as of June 30, 2023	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s Audio Group segment for the three months ended June 30, 2023 (in thousands):

Tradenames
Balance as of March 31, 2023	$4,637
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2023	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	1,969	3,397
Customer relationships	6,570	6,570	-
Content creator relationships	772	772	-
Domain names	523	149	374
Brand and trade names	1,143	374	769
Customer list	2,767	1,156	1,611
Total	$36,422	$30,271	$6,151

The Company’s finite-lived intangible assets were as follows as of March 31, 2023 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	1,878	3,488
Customer relationships	6,570	6,570	-
Content creator relationships	772	772	-
Domain names	523	137	386
Brand and trade names	1,143	347	796
Customer list	2,767	1,039	1,728
Total	$36,422	$30,024	$6,398

The Company’s amortization expense on its finite-lived intangible assets was $0.2 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2024 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2024 (remaining nine months)	$741
2025	985
2026	985
2027	977
2028	842
Thereafter	1,621
$6,151

Note 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2023 and March 31, 2023 were as follows (in thousands):

	June 30,	March 31,
	2023	2023
Accounts payable	$12,909	$10,960
Accrued liabilities	12,765	11,539
Lease liabilities, current	273	273
	$25,947	$22,772

Note 7 — Notes Payable

	June 30,	March 31,
	2023	2023
SBA loan	$162	$163
	162	163
Less: Current portion of Notes payable	(14)	(15)
Notes payable	$148	$148

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the United States. Small Business Administration (the “SBA”). Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. The Company was in compliance with all debt covenants associated with the SBA loan as of June 30, 2023.

Note 8 — PodcastOne Bridge Loan

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

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs for the periods noted below:

June 30, 2023

Expected dividend yield	-%
Expected stock-price volatility	74.20%
Risk-free interest rate	4.17%
Simulated share price	$2.38
Exercise price	$2.24

March 31, 2023

Expected dividend yield	-%
Expected stock-price volatility	71.50%
Risk-free interest rate	4.86%
Simulated share price	$2.64
Exercise price	$2.64

Total unrealized gains of $0.6 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the three months ended June 30, 2023 in the accompanying statements of operations. The fair value of the warrant liability as of June 30, 2023 was $1.2 million. The fair value of the warrant liability as of March 31, 2023 was $1.8 million.

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

The fair value of the redemption features are measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs for the following periods:

June 30, 2023

Simulations	100,000
Expected stock-price volatility	41.00%
Risk-free interest rate	5.27%
Conversion price	$1.66
Stock price	$2.39

March 31, 2023

Simulations	100,000
Expected stock-price volatility	71.50%
Risk-free interest rate	3.59%
Conversion price	$1.78
Stock price	$2.64

The fair value of the Redemption Liability of $0.6 million at June 30, 2023 was recorded as a derivative liability and included in other liabilities in the condensed consolidated balance sheet. The fair value of the Redemption Liability at March 31, 2023 was $1.3 million. The $0.6 million change in the fair value of the Redemption Liability derivative is recorded as an unrealized gain and included in other income in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2023.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $2.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three months ended June 30, 2023 was $1.0 million.

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

Interest expense with respect to the PC1 Bridge Loan for the three months ended June 30, 2023 was $0.1 million. There are no restrictive operational covenants associated with the PC1 Bridge Loan.

During the three months ended June 30, 2023, the Company repaid $3.0 million of the PC1 Bridge Loan to third-party holders of PC1 Notes. At June 30, 2023, the outstanding principal balance was $2.8 million and unamortized discount was $0.1 million, with net balance of $2.7 million.

On June 7, 2023, PodcastOne received a written notice from District 2 Capital Fund LP, in its capacity as a noteholder and noteholder agent for the Purchasers(the “Noteholders Agent”), that the Noteholder Agent alleges that an event of default has occurred with respect to the Subscription Agreements and the related PC1 Notes (the “Notice”). The Notice indicates that an event of default has occurred as a result of PodcastOne not timely making the third redemption payment by June 3, 2023 under the terms of the Notes and the Subscription Agreements (the "Payment"), which payment the Notice states the Purchasers received on June 5, 2023, and provides that as a result the Noteholders Agent has declared all outstanding indebtedness represented by the PC1 Notes (other than the Company) to be immediately due and payable at the Mandatory Default Amount (as defined in the PC1 Notes), together with all reasonable out-of-pocket expenses of collection thereof, and that beginning from June 4, 2023, the outstanding principal amount of the PC1 Notes began accruing interest at a rate per annum equal to 16%, and demands for such payments to be immediately made in full to each Purchaser (other than the Company).

The Company and PodcastOne strongly disagree with the claims in the Notice that an event of default has occurred and in good faith believe that an event of default has not occurred and assert that the Payment was timely made on June 3, 2023, that no event of default has occurred or is continuing, and consequently the demand for payment in the Notice is invalid. Accordingly the Company and PodcastOne believe that no further payments are required to the Purchasers until the maturity of the PC1 Notes, subject to their earlier automatic conversion upon the closing of a Qualified Financing or Qualified Event. The Company and PodcastOne have invited the Purchasers Agent to immediately reconsider and to rescind its Notice and request for payment.

Note 9 — Senior Secured Revolving Line of Credit

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

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended June 30, 2023 was 11.00%.

The principal balance under the Revolving Credit Facility as of June 30, 2023 was $7.0 million. The Company recorded interest expense of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 the Company was not in compliance with a financial covenant under the Revolving Credit Facility but is in the process of obtaining a waiver from the Senior Lender to remove the non-compliance.

Note 10 — Related Party Transactions

As of March 31, 2022, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital. In February 2023, the Trinad Notes along with accrued interest were converted into 6,177 shares of Series A Preferred Stock in addition to 200,000 shares of common stock. 6,177 shares of Series A Preferred Stock was outstanding as of June 30, 2023.

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

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense for these leases totaled less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.1 million during each of the three months ended June 30, 2023 and 2022, respectively.

Operating lease costs for the three months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,
	2023	2022
Fixed rent cost	$159	106
Short term lease cost	48	48
Total operating lease cost	$207	154

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating leases	June 30, 2023	March 31, 2023
Operating lease right-of-use assets	$342	423

Operating lease liability, current	$273	273
Operating lease liability, noncurrent	80	161
Total operating lease liabilities	$353	434

The operating lease right-of-use assets are included in other assets and current operating lease liabilities are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

For Years Ending March 31,
2024 (remaining nine months)	$235
2025	154
Total lease payments	389
Less: imputed interest	(36)
Present value of operating lease liabilities	$353

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

Lease and non-lease components – Non lease components were considered and determined not to be material

Month to month arrangements

React Presents leased its Chicago, Illinois premises under a month-to-month lease that was terminated in April 2022. Rent expense for this operating lease totaled less than $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively.

PodcastOne leases its Los Angeles premises under a month-to-month operating lease. Rent expense for this operating lease totaled $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively.

Note 12 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2023	March 31, 2023
Contingent consideration from Gramophone acquisition	$174	$174
Accrued royalties	4,535	3,788
Accrued legal	4,865	5,616
Total other long-term liabilities	$9,574	$9,578

The Company classified $3.8 million of accrued royalties into long term based on contractual arrangements with the royalty holders. In addition, the Company accrued $5.6 million into long term liabilities as a result of the Sound Exchange settlement (Note 13 – Commitment and Contingencies). The amount included in Other long-term liabilities is comprised of a contingent consideration liability resulting from the business combination of Gramophone (see Note 17 - Fair Value Measurements).

Note 13 — Commitments and Contingencies

Contractual Obligations

As of June 30, 2023, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $8.6 million for the fiscal year ending March 31, 2024, $1.6 million for the fiscal year ending March 31, 2025 and, $0.3 million for the fiscal year ending March 31, 2026.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of June 30, 2023, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On August 4, 2022, the Company entered into a settlement agreement with a certain music partner attributed to past royalties owed. The Company issued 800,000 shares of its common stock to the music partner and settled $0.4 million of accounts payable with the remaining value of the shares attributed to prepayment for future royalties. The fair value of the shares was determined to be $1.0 million based on the Company’s share price at the date the shares were issued. As of June 30, 2023, $0.3 million was recorded as a prepaid asset related to this transaction in order to fund future amounts owed for royalties. If the agreement is not terminated by the music partner after one year, the Company will issue an additional 200,000 shares as prepayment of future royalties.

Employment Agreements

As of June 30, 2023, the Company has employment agreements with three named executive officers (“Section 16 Officers”) that provide salary payments of $0.5 million and target bonus compensation of up to $0.5 million on an annual basis. Furthermore, such employment agreements contain severance clauses that could require severance payments in the aggregate amount of $10.5 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers).

The Company’s CEO has agreed to forgive his salary of $0.5 million per annum in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of June 30, 2023, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

Legal Proceedings

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against the Company, LiveXLive Tickets, Inc. (“LXL Tickets”), Robert S. Ellin and certain other defendants. Plaintiffs subsequently voluntarily dismissed all claims against the other defendants. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into the Company in 2016, LXL Tickets’ purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Based on the remaining claims, plaintiffs are seeking damages of approximately $10.0 million as shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company has denied and continues to deny plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit and believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. In October 2018, pursuant to the terms of the APA, the Company submitted a formal demand to Wantickets, Mr. Schnaier and Danco to indemnify the Company, among other things, for its costs and expenses incurred in connection with this matter. In November 2021, the court denied the Company’s summary judgment motion to dismiss plaintiffs’ fraudulent inducement claim and dismissed plaintiff’s breach of the employment agreement claim with respect to the Company. On October 6, 2022, New York Appellate Division reversed the trial court’s decision and ordered that defendants’ motion for summary judgment dismissing the first and second causes of action should be granted. As of December 31, 2022, all of plaintiffs’ claims were dismissed or addressed by the parties or the court other than plaintiffs’ claims for fraudulent inducement related to payment of Wantickets’ audit costs, breach of contract based on Mr. Schnaier’s employment agreement with LXL Tickets, and fraudulent inducement due to plaintiffs alleged inability to sell their shares of Company’s common stock acquired pursuant to the APA. The trial was held in late April and early May 2023. In May 2023, the Company achieved a favorable outcome in this lawsuit, as the jury awarded damages to LXL Tickets in the amount of $0.23 million, together with costs and disbursements as taxed by the clerk and with statutory interest at 9% per annum from November 22, 2018, versus damages in the amount of $0.15 million, together with costs and disbursements as taxed by the clerk and with statutory interest at 9% per annum from June 29, 2018 awarded to the plaintiffs. Neither amount is material to the Company. The plaintiffs have indicated their intent to appeal certain rulings in this matter. As of August 7, 2023, the plaintiffs have yet to file the appeal. The Company intends to continue to vigorously defend all remaining defendants, if necessary, against any liability to the plaintiffs with respect to the remaining claims, and the Company believes that the allegations are without merit and that it has strong defenses. As of June 30, 2023, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

During each of the quarters ended June 30, 2023 and 2022, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties that were not material and were included in general and administrative expenses in the accompanying consolidated statement of operations.

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

The CARES Act

The CARES Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credit up to 70% of qualified wages if the Company experienced either a full or partial suspension of the operation due to COVID related government orders. During the year ended March 31, 2022, the Company, with the guidance from a third-party specialist, determined it was entitled to $2.0 in employee retention credits for the previous business interruption related to COVID. The Company did not receive any proceeds during the three months ended June 30, 2023 and 2022, respectively

Note 14 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three month periods ended June 30, 2023 and 2022.

Note 15 — Stockholders’ Deficit

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 694,315 and no shares of its common stock under the stock repurchase program for the three months ended June 30, 2023 and 2022, for a total of $1.0 million and none, respectively.

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

In accordance with ASC 480, the Company classified $5.0 million of its Series A Preferred Stock as temporary equity due to the Company’s obligation to redeem $5.0 million of the Series A Preferred Stock on or before 18 months after issuance for cash, which also contains a substantive conversion feature. The redemption feature was not deemed to be closely and clearly related to the equity-type host instrument. Accordingly, it was accounted for as a liability at inception based on its fair value of $0.2 million with subsequent changes in fair value included in earnings. The change in fair value of the embedded derivative included in the statement of earnings was $0.5 million for the three months ended June 30, 2023. The fair value of the derivative as of June 30, 2023 and March 31, 2023 was $0.9 million and $0.4 million, respectively.

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

The Company recognized share-based compensation expense of $0.9 million and $0.8 million during the three months ended June 30, 2023 and 2022, respectively. The total tax benefit recognized related to share-based compensation expense was none for the three months ended June 30, 2023 and 2022.

Note 16 — Business Segments and Geographic Reporting

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $13.3 million and $10.0 million for the three months ended June 30, 2023 and 2022, respectively. Total receivables from the OEM were 29% and 23% of total accounts receivable as of June 30, 2023 and 2022, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $2.5 million resides in the Audio Group and $0.6 million is attributed to our Media Operations.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following table presents the results of operations for our reportable segments for the three months ended June 30, 2023 and 2022:

	Three months ended June 30, 2023
	Audio	Media	Corporate expenses	Total

Revenue	$25,713	$2,054	$-	$27,767
Net income (loss)	$3,174	$(848)	$(2,841)	$(515)

	Three months ended June 30, 2022
	Audio	Media	Corporate expenses	Total

Revenue	$20,807	$2,416	$-	$23,322
Net income (loss)	$2,763	$(524)	$(891)	$1,348

Geographic Information

All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 17 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Prepaid expenses - common stock issued subject to market adjustment at settlement	$320	$320	$-	$-
Total	$320	$320	$-	$-

Liabilities:
Contingent consideration liability from Gramophone acquisition	$174	$-	$-	$174
Warrant liability on PodcastOne bridge loan	1,249	-	-	1,249
Bifurcated embedded derivative on PodcastOne bridge loan	590	-	-	590
Bifurcated embedded derivative on Series A Preferred Stock	859	-	-	859
	$2,872	$-	$-	$2,872

	March 31, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Prepaid expenses - common stock issued subject to market adjustment at settlement	$140	$140	$-	$-
Total	$140	$140	$-	$-

Liabilities:
Contingent consideration liability from Gramophone acquisition	$174	$-	$-	$174
Warrant liability on PodcastOne bridge loan	1,860	-	-	1,860
Bifurcated embedded derivative on PodcastOne bridge loan	1,288	-	-	1,288
Bifurcated embedded derivative on Series A Preferred Stock	376	-	-	376
	$3,698	$-	$-	$3,698

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2023	$3,698
Change in fair value of bifurcated embedded derivatives, reported in earnings	(826)
Change in fair value of contingent consideration liabilities, reported in earnings	-
Balance as of June 30, 2023	$2,872

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

	June 30, 2023
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
PodcastOne bridge loan	$2,711	$-	$-	$4,245

	March 31, 2023
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
PodcastOne bridge loan	$4,726	$-	$-	$9,152

Note 18 — Subsequent Events

Shares Repurchase

Subsequent to June 30, 2023 and as of August 14, 2023, the Company repurchased 60,180 shares of its common stock at an average price of $1.85 per share. In July 2023, the Company’s board of directors approved an increase of $2.0 million to the share repurchase program.

Guru Fantasy Reports Letter of Intent

On June 20, 2023, LiveXLive entered into a binding letter of intent to acquire Guru Fantasy Reports, Inc. (“Guru Reports”) in consideration of $3.5 million, plus such additional consideration as may be required pursuant the letter of intent, to be paid in shares of common stock of PodcastOne, with the closing of the acquisition subject to standard and other closing conditions as set forth therein. If completed, the number of shares of common stock of PodcastOne will be based on a price of $8.00 per share. As of August 14, 2023, this proposed acquisition has not been completed.

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed the amount of $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the Revolving Credit Facility and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2023, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, including the proposed special dividend and spin-out of PodcastOne or its pay-per-view business, the timing of the consummation of such proposed event, including the risks that a condition to consummation of such proposed event would not be satisfied within the expected timeframe or at all or that the consummation of any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, the timing of the consummation of such proposed event will not occur; PodcastOne’s and/or Slacker’s ability to list on a national exchange; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveOne App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturity; the effect of the conditional conversion feature of our Series A Preferred Stock; our compliance with the covenants in our debt agreements; our intent to repurchase shares of our common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program the effects of the global COVID-19 pandemic; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “2023 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended June 30, 2023 and 2022, we reported revenue of $27.8 million and $23.2 million, respectively. We have one customer that accounted for more than 10% of its revenue during the three months ended June 30, 2023 and 2022. The customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. In the three months ended June 30, 2023 and 2022, total revenue from the OEM was $13.3 million and $10.0 million, respectively.

Key Corporate Developments for the Quarter Ended June 30, 2023

We ended the June 30, 2023 quarter with approximately 2,300,000 paid members on our music platform, up from approximately 1,594,000 at June 30, 2022, representing 42% annual growth. Included in the total number of paid members for the reported periods are certain members which are the subject of a contractual dispute. We are currently not recognizing revenue related to these members.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During our fiscal year ended March 31, 2022, we derived 53% of our revenue from paid memberships and the remainder from advertising, ticketing, sponsorship, merchandising and licensing. During fiscal year ended March 31, 2023, we (i) delivered live events digitally live streamed across our platform, (ii) increased our sponsorship revenue from live events when compared to prior fiscal years and (iii) had revenue from our PPV platform for an entire year, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the fiscal year ended March 31, 2023 was comprised of 53% from paid members, 35% from advertising, 9% from merchandise and 1% from ticketing

We believe there is substantial near and long-term value in our live music content. We believe the monetary value of broadcasting live music will follow a similar evolution to live sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As a thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and where applicable, future rights to VR and AR. For the quarter ended June 30, 2023 and 2022, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 48% and 43% of our consolidated revenue, respectively. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond March 31, 2023 could cause our revenue to fluctuate significantly.

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

Consolidated Results of Operations

Three Months Ended June 30, 2023, as compared to Three Months Ended June 30, 2022

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended June 30,
	2023	2022
Revenue:	$27,767	$23,222

Operating expenses:
Cost of sales	19,563	15,382
Sales and marketing	1,904	2,366
Product development	1,246	1,617
General and administrative	5,063	2,209
Amortization of intangible assets	246	1,411
Total operating expenses	28,022	22,985
Income (loss) from operations	(255)	237

Other income (expense):
Interest expense, net	(1,418)	(997)
Other income	1,237	2,105
Total other income (expense), net	(181)	1,108

(Loss) income before income taxes	(436)	1,345

Provision for (benefit from) income taxes	79	(3)
Net income (loss)	$(515)	$1,348

Net income (loss) per share - basic	$(0.01)	$0.02
Net income (loss) per share – diluted	$(0.01)	$0.02
Weighted average common shares – basic	86,895,208	82,072,822
Weighted average common shares – diluted	86,895,208	82,126,622

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Depreciation expense
Cost of sales	$36	$25	41%
Sales and marketing	44	47	-5%
Product development	440	705	-38%
General and administrative	287	127	127%
Total depreciation expense	$807	$904	-11%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Stock-based compensation expense
Cost of sales	$268	$78	243%
Sales and marketing	(8)	74	-110%
Product development	55	124	-56%
General and administrative	562	512	10%
Total stock-based compensation expense	$877	$788	12%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended June 30,
	2023	2022
Revenue	100%	100%
Operating expenses
Cost of sales	70%	60%
Sales and marketing	7%	10%
Product development	4%	7%
General and administrative	18%	10%
Amortization of intangible assets	1%	6%
Total operating expenses	101%	99%
(Loss) income from operations	-1%	1%
Other income (expense), net	-1%	5%
Income (loss) before income taxes	-2%	6%
Income tax provision (benefit)	-%	-%
Net (loss) income	-2%	6%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Membership services	$15,212	$12,082	26%
Advertising	10,783	8,942	21%
Merchandising	1,740	1,848	-6%
Sponsorship and licensing	28	114	-75%
Ticket/Event	4	235	-99%
Total Revenue	$27,767	$23,222	20%

Membership Revenue

Membership revenue increased $3.1 million, or 26%, to $15.2 million for the three months ended June 30, 2023, as compared to $12.1 million for the months ended June 30, 2022. The increase was primarily as a result of member growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased $1.8 million, or 21%, to $10.8 million for the three months ended June 30, 2023, as compared to $8.9 million for the three months ended June 30, 2022, which is primarily attributable to growth in advertising at PodcastOne year-over-year.

Merchandising

Merchandising revenue decreased $0.1 million, or 6%, to $1.7 million for the three months ended June 30, 2023, as compared to $3.7 million the three months ended June 30, 2022, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $0.1 million, or 75%, to $29,000 for the three months ended June 30, 2023, as compared to $0.1 million for the three months ended June 30, 2022. The decrease was primarily due to no significant events occurring for the three months ended June 30, 2023.

Ticket/Event

Ticket/Event revenue decreased by $0.2 million, or 99%, to $4,000 for the three months ended June 30, 2023, as compared to $0.2 million for the three months ended June 30, 2022, driven by the lack of any in-person events during the current year period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Membership	$9,348	7,155	31%
Advertising	9,034	7,202	25%
Production and Ticketing	(218)	(255)	-15%
Merchandising	1,399	1,280	9%
Total Cost of Sales	$19,563	$15,383	27%

Membership

Membership cost of sales increased by $2.2 million, or 31%, to $9.3 million for the three months ended June 30, 2023, as compared to $7.2 million for the three months ended June 30, 2022. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales increased by $1.8 million, or 25%, to $9.0 million for the three months ended June 30, 2023, as compared to $7.2 million for the three months ended June 30, 2022. The increase was primarily due to an increase in revenue share expense compared to the prior year period and is line with the increase in revenue for the period.

Production and Ticketing

Production cost of sales decreased by $37,000, or 15%, to a credit of $0.2 million for the three months ended June 30, 2023, as compared to a credit of $0.2 million for the three months ended June 30, 2022. The Company was able to negotiate credits with some vendors on amounts previously owed during the three months ended June 30, 2023 and 2022.

Merchandising

Merchandising cost of sales increased by $0.1 million, or 9%, to $1.4 million for the three months ended June 30, 2023, as compared to $1.3 million for the three months ended June 30, 2022 due to less events occurring but the Company still incurring fixed cost to support the business.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Sales and marketing expenses	$1,904	$2,366	-20%
Product development	1,246	1,617	-23%
General and administrative	5,063	2,209	129%
Amortization of intangible assets	246	1,411	83%
Total Other Operating Expenses	$8,459	$7,603	22%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.5 million, or 20%, to $2.0. million for the three months ended June 30, 2023, as compared to $2.4 million for the three months ended June 30, 2022, primarily driven by reduced payroll costs.

Product Development

Product development expenses decreased by $0.3 million, or 23%, to $1.2 million for the three months ended June 30, 2023, as compared to $1.6 million for the three months ended June 30, 2022, which was driven by a decrease in employees as compared to the prior year.

General and Administrative

General and administrative expenses increased by $2.9 million, or 129%, to $5.1 million for the three months ended June 30, 2023, as compared to $2.2 million for the three months ended June 30, 2022, largely due to an increase in legal fees of $2.1 million and a $0.8 million increase in cost attributed to being a public company from the prior period.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $1.2 million, or 83%, to $0.2 million for the three months ended June 30, 2023, as compared to $1.4 million for the three months ended June 30, 2022. The decrease can be attributed to intangible assets being written off in the prior year or fully amortized.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Total other income (expense), net	$(181)	$1,108	-116%

Total other income (expense) increased by $1.3 million, or 116%, to $0.2 million of expense for the three months ended June 30, 2023, as compared to $1.1 million of income for the three months ended June 30, 2022. The increase is primarily driven by the $0.4 million increase in interest expense attributed to our PC1 bridge loan and $0.5 million increase in change in value of derivatives which was offset by a decrease in expense of $2.2 million attributed to the settlement of the PodcastOne contingent liability in the prior period.

Business Segment Results

Three Months Ended June 30, 2023, as compared to Three Months Ended June 30, 2022

Audio Group Operations

Our Audio Group Operations, which include our PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Revenue	$25,713	$20,807	24%
Cost of Sales	18,382	14,354	60%
Sales & Marketing, Product Development and G&A	3,961	2,470	-8%
Intangible Asset Amortization	115	1,215	-91%
Operating Income (Loss)	$3,256	$2,767	-18%
Operating Margin	13%	13%	-%
Adjusted EBITDA*	$4,877	$3,342	46%
Adjusted EBITDA Margin*	19%	16%	3%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $4.9 million, or 24%, during the three months ended June 30, 2023, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Income

Operating income increased by $0.5 million or 18%, for the three months ended June 30, 2023, as the increase in revenue was higher than the increase in operating expenses due to lower headcount and cost efficiencies.

Adjusted EBITDA

Adjusted EBITDA increased by $1.5 million, or 46%, to $4.9 million for the three months ended June 30, 2023, as compared to $3.3 million for the three months ended June 30, 2022. This was largely due to an increase in  revenue and decrease in other income.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Revenue	$2,054	$2,626	-22%
Cost of Sales	1,181	1,028	15%
Sales & Marketing, Product Development and G&A	2,087	3,639	-43%
Intangible Asset Amortization	132	196	-33%
Operating Income (Loss)	$(1,345)	$(2,237)	-40%
Operating Margin	-65%	-85%	20%
Adjusted EBITDA*	$(1,181)	$(142)	727%
Adjusted EBITDA Margin*	-58%	-5%	-53%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.6 million, or 22%, to $2.1 million during the three months ended June 30, 2023, as compared to $2.6 million for the three months June 30, 2022, primarily due to decrease in events which took place in the prior year.

Operating Loss

Operating loss decreased by $0.9 million, or 40%, to a loss of $1.3 million for the three months ended June 30, 2023 from a loss of $2.2 million for the three months ended June 30, 2022, as a result of an increase in contribution margin coupled with the decrease in expenses due to a reduction in staff..

Adjusted EBITDA

Adjusted EBITDA loss decreased by $1.1 million, or 727%, to $(1.2) million loss for the three months ended June 30, 2023, as compared to a $(0.1) million loss for the three months June 30, 2022. This was largely due to the decrease in other income compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

	Three months ended June 30,		% Change 2023 vs.
	2023	2022	2022
Sales & Marketing, Product Development, and G&A	$2,165	$83	2,508%
Operating Loss	$(2,165)	$(83)	-2,508%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(1,486)	$(1,231)	-21%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss increased by $2.1 million, or 2,508%, to $2.2 million for three months ended June 30, 2023, as compared to $0.1 million for the three months ended June 30, 2022, largely due to a one-time settlement of litigation on the prior period which reduced the expense.

Adjusted EBITDA

Corporate Adjusted EBITDA increased $0.3 million, or 21%, to $(1.5) million for the three months ended June 30, 2023 as compared to $(1.2) million for the year ended June 30, 2022. The increase was largely due to the increase in legal and accounting cost noted above.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended June 30, 2023 and 2022 (in thousands):

	Net Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Non- Recurring Acquisition and Realignment Costs	Other (Income) Expense	(Benefit) Provision for Taxes	Adjusted EBITDA
Three Months Ended June 30, 2023
Operations – Audio Group	$3,174	$800	$300	$453	$150	$-	$4.877
Operations – Other	(848)	250	34	26	(643)	-	(1,181)
Corporate	(2,841)	5	543	54	674	79	(1,486)
Total	$(515)	$1,055	$877	$533	$181	$79	$2,210

Three Months Ended June 30, 2022
Operations – Audio Group	$2,763	$2,047	$284	$165	$(1,917)	$-	$3,342
Operations – Other	(524)	262	91	27	2		(142)
Corporate	(891)	6	413	(1,563)	807	(3)	(1,231)
Total	$1.348	$2,315	$788	$(1,371)	$(1,108)	$(3)	$1,969

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended June 30,
	2023	2022

Revenue:	$27,767	$23,222
Less:
Cost of sales	(19,563)	(15,382)
Amortization of developed technology	(747)	(777)
Gross Profit	7.457	7,063

Add back amortization of developed technology:	747	777
Contribution Margin	$8,204	$7,840

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2023, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $5.2 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, incurrence of debt, the issuance of convertible notes, public offerings of our common shares, and PPP loans. As of June 30, 2023, we have a senior secured line of credit of $7.0 million, Bridge Loan of $2.5 million (not including interest and debt discount) and a notes payable balance of $0.2 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $0.5 million and provided cash of $1.2 million in operating activities for the three months ended June 30, 2023 and had a working capital deficiency of $24.0 million as of June 30, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

In July 2022, PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8,035,000 pursuant to the Subscription Agreements entered into with the Purchasers. In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares of PodcastOne’s common stock, par value $0.00001 per share (See Note 8 – PodcastOne Bridge Loan). As part of the PC1 Bridge Loan, we purchased $3,000,000 (excluding the OID) worth of PC1 Notes.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Net cash provided by (used in) by operating activities	$1,221	$(26)
Net cash used in investing activities	(627)	(785)
Net cash used in financing activities	(4,013)	(997)
Net change in cash, cash equivalents and restricted cash	$(3,419)	$(1.808)

Cash Flows Provided by Operating Activities

For the three months ended June 30, 2023

Net cash provided by operating activities of $1.2 million primarily resulted from our net loss during the period of $0.5 million, which included non-cash charges of $2.1 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and amortization of debt discount. The remainder of our sources of cash used in operating activities of $(0.4) million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

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

Cash Flows Used In Investing Activities

For the three months ended June 30, 2023

Net cash used in investing activities of $0.6 million was primarily due to the $0.6 million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2023.

For the three months ended June 30, 2022

Net cash used in investing activities of $0.8 million was primarily due to the $0.8 million cash used for the purchase of capitalized internally developed software costs during the quarter ended June 30, 2022.

Cash Flows Provided by Financing Activities

For the three months ended June 30, 2023

Net cash used in financing activities of $4.0 million was due to the repayment of our Bridge Loan and repurchase of common stock under the Company’s share repurchase program of $1.0 million.

For the three months ended June 30, 2022

Net cash used in financing activities of $1.0 million was due to the repurchase of common stock under the Company’s share repurchase program of $1.0 million.

Debt Covenants

As of June 30, 2023, the Company was not in compliance with a financial covenant under the Revolving Credit Facility but is in the process of obtaining a waiver from the Senior Lender to remove the non-compliance.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, as a result of the material weaknesses identified in our 2023 Form 10-K, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

We continue to be in the process of implementing changes, as more fully described in our 2023 Form 10-K, to our internal control over financial reporting to remediate the material weaknesses as described in our 2023 Form 10-K.

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 13 - Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

We have set forth in Item 1A. Risk Factors in our 2023 Form 10-K, risk factors relating to our business and industry, our acquisition strategy, our company, our subsidiaries, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors in our 2023 Form 10-K for a more complete understanding of risks concerning us. Except as set forth below, there have been no material changes in our risk factors since those published in our 2023 Form 10-K.

Risks Related to Our Business and Industry

We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 48% of our consolidated revenue for the three months ended June 30, 2023, and 43% of our consolidated revenue for the three months ended June 30, 2022. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $0.5 million for the three months ended June 30, 2023, and used cash in financing activities of $4.0 million for the three months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $225.0 million and net liabilities of $61.5 million.

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

Risks Related to Our Company

We may not have the ability to repay the amounts then due under our senior credit facility at maturity.

At maturity, the entire outstanding principal amount of our senior secured facility, will become due and payable by us. As of June 30, 2023, none is due in fiscal 2024 and $7.0 million of our total indebtedness is due in fiscal 2025.

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

The senior credit facility contains provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement). If an event of default occurs and is continuing, the lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,396.70. In February 2023, we settled the dispute. Our debt agreements with the provider of the senior credit facility contains a covenant that if a material adverse change occurs in our financial condition, or such lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we fail to comply with the terms of our settlement agreement with SX, our senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition. As of June 30, 2023 the Company was not in compliance with a financial covenant under the Revolving Credit Facility but is in the process of obtaining a waiver from the Senior Lender to remove the non-compliance.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of June 30, 2023 was $9.9 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with senior facility lender contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lender or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of June 30, 2023, we owed $16.9 million in aggregate royalty payments to such PROs.

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

As of July 1, 2023, the shares of our Series A Preferred Stock are convertible into approximately 10.6 million shares of our common stock. The conversion of some or all of the shares of our Series A Preferred Stock into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock into shares of our common stock could adversely affect prevailing market prices of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the three months ended June 30, 2023, we issued 425,988 shares of our common stock valued at $0.6 million to various consultants. We valued these shares at prices between $0.89 and $1.29 per share, the market price of our common stock on the date of issuance.

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

During the three months ended June 30, 2023, we issued 5,000 restricted stock units to various employees and consultants. We valued these restricted stock units at $1.10 per share, the market price of our common stock on the date of issuance. During the three months ended June 30, 2022, we issued 102,500 restricted stock units to various employees and consultants. We valued these restricted stock units at $0.81 per share, the market price of our common stock on the date of issuance. The shares of our common stock underlying these awards were registered on our Registration Statements on Form S-8, filed with the SEC on August 24, 2021 and November 12, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2023 – April 30, 2023	563,417	$1.41	1,749,638	131,144 shares*
May 1, 2023 – May 31, 2023	130,898	$1.68	1,880,536	246 shares*
June 1, 2023 – June 30, 2023	-	$-	1,880,536	246 shares*
Total (April 1, 2023 – June 30, 2023)	694,315	$1.46	1,880,536	246 shares*

*	Does not include a $1.5 million increase to the repurchase program approved by our board of directors in April 2023, and an additional $2.0 million increase to the repurchase program approved by our board of directors in July 2023.

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

LIVEONE INC.

Date: August 14, 2023	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Interim Chief Financial Officer and Executive Vice President (Interim Principal Financial Officer and Interim Principal Accounting Officer)