Form 10-Q
period 2023-09-30
LiveOne, Inc.
filed 2023-11-20
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 17, 2023, there were 91,175,153 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and March 31, 2023 (audited)	F-1

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022 (unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Deficit and Mezzanine Equity for the three and six months ended September 30, 2023 and 2022 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2023	2023
		(Audited)
Assets
Current Assets
Cash and cash equivalents	$3,606	$8,409
Restricted cash	205	240
Accounts receivable, net	17,184	13,658
Inventories	2,280	2,596
Prepaid expense and other current assets	2,959	2,823
Total Current Assets	26,234	27,726
Property and equipment, net	2,990	3,325
Goodwill	23,379	23,379
Intangible assets, net	12,640	11,035
Other assets	157	423
Total Assets	$65,400	$65,888

Liabilities, Mezzanine Equity and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$24,993	$22,772
Accrued royalties	13,092	12,826
Notes payable, current portion	694	15
Deferred revenue	880	992
Senior secured line of credit	7,000	-
Bridge loan	-	4,726
Derivative liabilities	-	3,148
Total Current Liabilities	46,659	44,479
Senior secured line of credit	-	7,000
Notes payable, net	1,055	148
Lease liabilities, noncurrent	-	161
Derivative liabilities, noncurrent	127	376
Other long-term liabilities	8,906	9,578
Deferred income taxes	332	332
Total Liabilities	57,079	62,074

Commitments and Contingencies

Mezzanine Equity
Redeemable convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 5,000 and 5,000 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	4,827	4,827
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 17,230 and 16,177 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	17,230	16,177
Common stock, $0.001 par value; 500,000,000 shares authorized; 90,906,798 and 89,632,161 shares issued and outstanding, respectively	91	90
Additional paid in capital	214,069	209,151
Treasury stock	(3,750)	(2,162)
Accumulated deficit	(233,618)	(224,269)
Total LiveOne's stockholders’ deficit	(5,978)	(1,013)
Non-controlling interest	9,472	-
Total equity (deficit)	3,494	(1,013)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$65,400	$65,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue:	$28,528	$23,532	$56,295	$46,755

Operating expenses:
Cost of sales	20,547	13,742	39,748	29,125
Sales and marketing	2,253	2,362	4,157	4,727
Product development	1,439	1,240	2,685	2,857
General and administrative	6,352	4,475	11,760	6,685
Impairment of intangible assets	-	1,356	-	1,356
Amortization of intangible assets	452	1,344	699	2,755
Total operating expenses	31,043	24,519	59,049	47,505
Loss from operations	(2,515)	(987)	(2,754)	(750)

Other income (expense):
Interest expense, net	(780)	(2,576)	(2,198)	(3,573)
Other income (expense)	(4,653)	183	(3,412)	2,289
Total other expense, net	(5,433)	(2,393)	(5,610)	(1,284)

Loss before provision (benefit) for income taxes	(7,948)	(3,380)	(8,364)	(2,034)

Provision (benefit) for income taxes	(21)	29	58	27
Net loss	(7,927)	(3,409)	(8,422)	(2,061)
Net loss attributable to non-controlling interest	(347)	-	(347)	-
Net loss attributed to LiveOne	$(7,580)	$(3,409)	$(8,075)	$(2,061)

Net loss per share – basic and diluted	$(0.09)	$(0.04)	$(0.11)	$(0.02)
Weighted average common shares – basic and diluted	87,222,168	84,709,971	87,097,201	84,189,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statement of Stockholders’ Deficit and Mezzanine Equity

(Unaudited, in thousands, except share and per share amounts)

	Mezzanine
	Equity -
	Redeemable
	Convertible						Additional			Common Stock in		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	Deficit
Balance as of March 31, 2023	5,000	$4,827	16,177	$16,177	89,632,161	$90	$209,151	$(224,269)	$-	(2,220,914)	$(2,162)	$(1,013)
Stock-based compensation	-	-	-	-	-	-	484	-	-	-	-	484
Shares issued pursuant to restricted stock units	-	-	-	-	5,000	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	-	-	-	(626)	-	-	-	(626)
Common stock issued for services	-	-	-	-	425,988	-	393	-	-	-	-	393
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(694,315)	(1,013)	(1,013)
Net loss	-	-	-	-	-	-	-	(515)	-	-	-	(515)
Balance as of June 30, 2023	5,000	$4,827	16,177	$16,177	90,063,149	$90	$210,028	$(225,410)	$-	(2,915,229)	$(3,175)	$(2,290)
Stock-based compensation	-	-	-	-	-	-	1,767	-	-	-	-	1,767
Shares issued pursuant to restricted stock units	-	-	-	-	521,876	-	-	-	-	-	-	-
Common stock issued for purchase of intangible assets	-	-	-	-	-	-	917	-	-	-	-	917
Dividends on Series A preferred stock	-	-	-	-	-	-	-	(628)	-	-	-	(628)
Conversion of PC1 bridge loan	-	-	-	-	-	-	4,752	-	-	-	-	4,752
Dividends from spin-off of PodcastOne	-	-	-	-	-	-	(1,513)	-	1,513	-	-	-
Issuance of PodcastOne common stock	-	-	-	-	-	-	(2,410)	-	2,410	-	-	-
Reclassification of common stock warrants	-	-	-	-	-	-	-	-	5,896	-	-	5,896
Common stock issued for services	-	-	-	-	311,773	1	520	-	-	-	-	521
Exercise of stock options	-	-	-	-	10,000	-	8	-	-	-	-	8
Issuance of preferred stock dividends	-	-	1,053	1,053	-	-	-	-	-	-	-	1,053
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(315,429)	(575)	(575)
Net loss	-	-	-	-	-	-	-	(7,580)	(347)	-	-	(7,927)
Balance as of September 30, 2023	5,000	$4,827	17,230	$17,230	90,906,798	$91	$214,069	$(233,618)	$9,472	(3,230,658)	$(3,750)	$3,494

	Mezzanine
	Equity -
	Redeemable
	Convertible						Additional			Common Stock in		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	Deficit
Balance as of March 31, 2022	-	$-	-	$-	82,546,189	$83	$202,854	$(213,853)	$-	-	$-	$(10,916)
Stock-based compensation	-	-	-	-	135,270	-	788	-	-	-	-	788
Shares issued pursuant to restricted stock units	-	-	-	-	102,500	-	-	-	-	-	-	-
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(1,186,221)	(997)	(997)
Net income	-	-	-	-	-	-	-	1,348	-	-	-	1,348
Balance as of June 30, 2022	-	$-	-	$-	82,783,959	$83	$203,642	$(212,505)	$-	(1,186,221)	$(997)	(9,777)
Stock-based compensation	-	-	-	-	384,155	-	1,396	-	-	-	-	1,396
Issuance of shares pursuant to restricted stock units	-	-	-	-	1,579,153	2	-	-	-	-	-	2
Issuance of shares for modification of debt instruments	-	-	-	-	1,000,000	2	1,140	-	-	-	-	1,142
Issuance of shares for settlement of earnout	-	-	-	-	414,137	-	493	-	-	-	-	493
Issuance of shares for settlement of accrued expenses	-	-	-	-	1,397,918	1	944	-	-	-	-	945
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(813,779)	(941)	(941)
Net loss	-	-	-	-	-	-	-	(3,409)	-	-	-	(3,409)
Balance as of September 30, 2022	-	$-	-	$-	87,559,322	$88	$207,615	$(215,914)	$-	(2,000,000)	$(1,938)	(10,149)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(8,422)	$(2,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,298	4,611
Interest paid in kind	269	200
Stock-based compensation	3,594	2,184
Amortization of debt discount	1,110	1,261
Change in fair value of bifurcated embedded derivatives	3,977	(571)
Change in fair value of contingent consideration liability	174	(2,220)
Settlement of accrued expenses	-	(6,158)
Provision for credit loss	132	-
Impairment of intangible assets	-	1,356
Changes in operating assets and liabilities:
Accounts receivable	(3,658)	729
Prepaid expenses and other current assets	(412)	(992)
Inventories	316	(270)
Other assets	221	155
Deferred revenue	(112)	(144)
Accounts payable and accrued liabilities	(1,548)	(6,767)
Accrued royalties	2,016	1,890
Net cash used in operating activities	(45)	(6,797)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,264)	(1,254)
Purchases of intangible assets	(536)	(24)
Net cash used in investing activities	(1,800)	(1,278)

Cash Flows from Financing Activities:
Payment on PodcastOne bridge loan	(3,000)	-
Proceeds from notes payable	1,700	-
Payments on Capchase loan	(113)	-
Proceeds from PodcastOne bridge loan	-	4,376
Payment of contingent consideration	-	(426)
Proceeds from notes payable - related party	-	300
Proceeds from exercise of stock options	8	-
Purchase of treasury stock	(1,588)	(1,938)
Net cash (used in) provided by financing activities	(2,993)	2,312

Net change in cash, cash equivalents and restricted cash	(4,838)	(5,763)
Cash, cash equivalents and restricted cash, beginning of period	8,649	13,154
Cash, cash equivalents and restricted cash, end of period	$3,811	$7,391

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$641	$825

Supplemental disclosure of non-cash investing and financing activities:
Conversion of the bridge loan into PodcastOne common stock	$4,752	$-
Fair value of warrant and derivative liability issued with debt instruments	$-	$2,845
Fair value of 414,137 shares of common stock issuable in connection with settlement of earnout	$-	$493
Fair value of 1,000,000 shares of common stock issuable in connection with the modification of debt instruments	$-	$1,142
Fair value of 1,397,918 shares of common stock issuable in connection with the settlement of accrued expenses and prepayment for services	$-	$945
PodcastOne warrants reclassified from liabilities to non-controlling interest	$5,896	$1,604
Common stock issued for prepaid services	$322	$-
Purchase of intangible assets accrued for at period end	$851	$-
Purchase of intangible assets with common stock	$917	$-
Fair value of options issued to employees, capitalized as internally-developed software	$-	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2023 and 2022

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

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive Media, Inc., Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. Effective as of October 5, 2021, the Company changed its name to LiveOne, Inc. On December 29, 2017, the Company acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary of the Company and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired PodcastOne, Inc. (formerly Courtside Group, Inc.) (“PodcastOne”). On September 8, 2023, PodcastOne completed a Qualified Event (its spin out from the Company to become a standalone publicly trading company (the “Spin-Out”)) as a result of its direct listing on The NASDAQ Capital Market on such date. On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired Custom Personalization Solutions, Inc. (“CPS”). On October 17, 2021, the Company through its wholly owned subsidiary LiveXLive PR, Inc., acquired Gramophone Media, Inc.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2023, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s unaudited condensed consolidated financial statements for the three and six months ended September 30, 2023. The results for the three and six months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2024 (“fiscal 2024”). The condensed consolidated balance sheet as of March 31, 2023 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “2023 Form 10-K”).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $3.8 million as of September 30, 2023). As reflected in its interim unaudited condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $8.4 million for the six months ended September 30, 2023, and used cash of $0.1 million in operating activities for the six months ended September 30, 2023 and had a working capital deficiency of $20.4 million as of September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and determined it is eligible for Employee Retention Credits related to payroll taxes paid during the quarter ended December 31, 2021. In accordance with ASC 105-10-05-02, the Company analogized to International Financial Reporting Standards, specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance, and determined that the payroll tax credit will be recognized as a reduction to the payroll tax expense when it is reasonably assured that the credit will be received. The Company received confirmation the credit would be approved and recognized the credit of $0.8 million as a reduction of payroll tax expense for the year ended March 31, 2023. The Company does not anticipate the associated impacts of the other provisions, if any, will have a material effect on its provision for income taxes.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized based on delivery of impressions and in the same manner as described above. Services received are charged to expense when received or utilized. If services are received prior to the delivery of impressions, a liability is recorded. If delivery of impressions have occurred before the receipt of goods or services, a receivable is recorded. Barter revenue for the three months ended  September 30, 2023 and 2022 was $3.6 million and $1.8 million, respectively. Barter revenue for the six months ended  September 30, 2023 and 2022 was $7.7 million and $3.1 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at  September 30, 2023 and 2022 was less than $0.1 million, respectively.

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

Revenue from the Company’s ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets, including both online PPV tickets as well as ticket physically purchased through a ticket sale vendor. For primary tickets sold to the Company’s PPV and festival events the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. For PPV arrangements that include multiple performance obligations, i.e. delivery of the online stream, sponsorships, digital meet and greet, or physical merchandise, the Company allocates the total contract consideration to each performance obligation using the standalone selling price. If the standalone selling price is not readily determinable, it is estimated using observable inputs including an adjusted market based approach, expected cost plus margin, or the residual approach.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period adjusted to addback dividends (declared or cumulative undeclared) applicable to the Series A Preferred Stock. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees, directors and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments and convertible notes would be excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities such as our preferred stock. Under the two-class method, basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing the basic and diluted net income (loss) attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options and restricted stock units ("RSUs").

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

At September 30, 2023 and 2022, the Company had 2,281,667 and 3,525,191 options outstanding, respectively, 2,874,855 and 1,270,193 restricted stock units outstanding, respectively, 3,114,000 and 3,114,000 common stock warrants and none and 5,960,593 shares of common stock issuable, respectively, underlying the Company’s convertible debt.

The following table shows the calculation of basic and diluted earnings per share for the periods Series A Preferred Stock was outstanding:

	Three Months Ended	Six Months Ended
In thousands, except per share amounts	September 30, 2023	September 30, 2023
Net loss attributed to LiveOne	$(7,580)	$(8,075)
Dividends on preferred stock	(628)	(1,254)
Net loss attributed to LiveOne	$(8,208)	$(9,329)
Basic and diluted weighted average number of shares outstanding	87,222,168	87,097,201
Shares used in computation of basic and diluted earnings per share	$(0.09)	$(0.11)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the six months ended  September 30, 2023 and 2022 (in thousands):

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$3,606	$8,409
Restricted cash	205	240
Total cash and cash equivalents and restricted cash	$3,811	$8,649

Non- Controlling  Interest

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights. Non-controlling interests represent third-party equity ownership interests in the Company’s consolidated entities. The amount of net income (loss) attributable to non-controlling interests is disclosed in the accompanying condensed consolidated statements of operations.

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of September 30, 2023 and 2022, the Company had restricted cash of $0.2 million and $0.2 million, respectively.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. At September 30, 2023, the Company had one customer that made up 29% of the total accounts receivable balance. At September 30, 2022, the Company had one customer that made up 23% of the total accounts receivable balance.

The Company’s accounts receivable at  September 30, 2023 and March 31, 2023 is as follows (in thousands):

	September 30,	March 31,
	2023	2023
Accounts receivable, gross	$17,886	$14,228
Less: Allowance for doubtful accounts	(702)	(570)
Accounts receivable, net	$17,184	$13,658

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended  September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Membership Services	$16,428	$12,788	$31,640	$24,872
Advertising	10,732	8,698	21,516	17,640
Merchandising	1,259	1,834	2,999	3,682
Sponsorship and Licensing	97	199	126	313
Ticket/Event	12	13	14	248
Total Revenue	$28,528	$23,532	$56,295	$46,755

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

For the three months ended September 30, 2023 and 2022, one customer accounted for 51% and 45% of the Company’s consolidated revenues, respectively. For the six months ended September 30, 2023 and 2022, one customer accounted for 52% and 44% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in the deferred revenue balances during the six months ended September 30, 2023 (in thousands):

Deferred
Revenue
Balance as of March 31, 2023	$992
Revenue recognized that was included in the contract liability at beginning of period	(392)
Increase due to cash received, excluding amounts recognized as revenue during the period	280
Balance as of September 30, 2023	$880

Note 4 — Property and Equipment

The Company’s property and equipment at September 30, 2023 and  March 31, 2023 was as follows (in thousands):

	September 30,	March 31,
	2023	2023
Property and equipment, net
Computer, machinery, and software equipment	$6,509	$6,501
Furniture and fixtures	556	556
Leasehold improvements	531	531
Capitalized internally developed software	15,915	14,662
Total property and equipment	23,511	22,250
Less accumulated depreciation and amortization	(20,521)	(18,925)
Total property and equipment, net	$2,990	$3,325

Depreciation expense was $0.8 million and $1.6 million for the three and six months ended September 30, 2023, respectively, and $0.9 million and $1.8 million for the three and six months ended September 2022, respectively.

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill for the six months ended September 30, 2023 (in thousands):

Goodwill
Balance as of March 31, 2023	$23,379
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2023	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived brand and trade names intangible assets in the Company’s Audio Group segment for the six months ended September 30, 2023 (in thousands):

Tradenames
Balance as of March 31, 2023	$4,637
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2023	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2023 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	2,057	3,309
Customer relationships	6,570	6,570	-
Content creator relationships	3,077	937	2,140
Domain names	523	165	358
Brand and trade names	1,143	402	741
Customer list	2,767	1,312	1,455
Total	$38,727	$30,724	$8,003

The Company’s finite-lived intangible assets were as follows as of  March 31, 2023 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	1,878	3,488
Customer relationships	6,570	6,570	-
Content creator relationships	772	772	-
Domain names	523	137	386
Brand and trade names	1,143	347	796
Customer list	2,767	1,039	1,728
Total	$36,422	$30,024	$6,398

Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for patents, content creator relationships, domain names, tradename and customer list are generally three to 15 years, one to two years, two to five years, seven to ten years and three to four years, respectively.

The Company’s amortization expense on its finite-lived intangible assets was $0.5 million and $0.7 million for the three and six months ended September 30, 2023, respectively, and $1.3 million and $2.7 million for the three and six months ended September 30, 2022, respectively. The Company recorded an impairment charge of none and $1.4 million for the three and six months ended September 30, 2022 which is classified under impairment of intangible assets within the accompanying condensed consolidated statement of operations. The impairment was the result of a reduction in the events held within React Presents, therefore the Company has stopped marketing the brand name.

Finder's Agreement

In September 2023, PodcastOne entered into a finder's fee arrangement pursuant to which it agreed to issue shares of PodcastOne common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts creators of such platform entered into new podcasting agreements with PodcastOne, with the amount of the fee to be based on the amount of revenues actually derived by PodcastOne from such podcasts during a predetermined period. Payments made to such third party attributed to PodcastOne entering into new podcast contracts were capitalized to content creator relationship intangibles. As of September 30, 2023 the Company has capitalized $2.2 million of payments made to such third party. $0.9 million of the $2.2 million capitalized of payments made to such third party was paid with PodcastOne common stock.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2024 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2024 (remaining six months)	$930
2025	1,807
2026	1,629
2027	1,024
2028	513
Thereafter	2,100
$8,003

Note 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2023 and March 31, 2023 were as follows (in thousands):

	September 30,	March 31,
	2023	2023
Accounts payable	$10,846	$10,960
Accrued liabilities	13,878	11,539
Lease liabilities, current	269	273
	$24,993	$22,772

Note 7 — Notes Payable

Notes payable and accrued liabilities at September 30, 2023 and March 31, 2023 were as follows (in thousands):

	September 30,	March 31,
	2023	2023
SBA loan	$161	$163
Cap Chase loan	1,588	-
	1,749	163
Less: Current portion of Notes payable	(694)	(15)
Notes payable	$1,055	$148

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the United States. Small Business Administration (the “SBA”). Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. The Company was in compliance with all debt covenants associated with the SBA loan as of September 30, 2023.

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed the amount of $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the ABL Credit Facility and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026.

Maturities of notes payables as of September 30, 2023 were as follows (in thousands):

For Years Ending March 31,
2024 (remaining six months)	$438
2025	876
2026	274
Thereafter	161
Total	$1,749

Note 8 — PodcastOne Bridge Loan

PodcastOne’s Private Placement

On July 15, 2022 (the “Closing Date”), PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of PodcastOne’s unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8.0 million pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of PodcastOne’s common stock, par value $0.00001 per share. The PC1 Notes were scheduled to mature one year from the Closing Date, subject to a one-time three-month extension at PodcastOne’s election, and were subsequently extended to October 15, 2023 (the “Maturity Date”). The PC1 Notes bore interest at a rate of 10% per annum payable on maturity. The PC1 Notes automatically convert into the securities of PodcastOne sold in a Qualified Financing (an initial public offering of PodcastOne’s securities from which PodcastOne’s trading market at the closing of such offering is a national securities exchange) or Qualified Event (a direct listing of PodcastOne’s securities on a national securities exchange), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of PodcastOne’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of PodcastOne then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the PC1 Notes (other than the Company) could at such holder’s option require the Company to redeem up to 45% of the principal amount of such holder’s PC1 Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the PC1 Notes (other than those held by the Company), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to be made pro rata to the redeeming holders of the PC1 Notes (the “Optional Redemption”).

The Company also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event the Company owns no less than 66% of PodcastOne’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the PC1 Notes (excluding the Company) (the “Majority Noteholders”) and the senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, the Company guaranteed the repayment of the PC1 Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if the Company has not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, unless in either case permitted by the written consent of the Majority Noteholders, the Company was required to redeem $1,000,000 of the then outstanding PC1 Notes (other than the PC1 Notes issued to the Company) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which shall be distributed to the holders of the Bridge Notes (other than LiveOne) on a prorated basis (the “Early Redemption”).

The Company further agreed to register the shares of its common stock issuable upon conversion of the PC1 Notes and exercise of the PC1 Warrants in connection with a Qualified Financing or a Qualified Event. If the Company did not file such registration statement on or prior to April 15, 2023, the Company would have been required to prepay $1,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company), and if the Company did not file such registration statement on or prior to July 15, 2023, the Company would have been required to prepay $2,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company) (the “Reg St Redemption”). The Company was not required to redeem or repay more than a total of $3,000,000 of the principal amount of the PC1 Notes as a result of the Optional Redemption, the Early Redemption and/or the Reg St Redemption.

As part of the PC1 Bridge Loan, the Company redeemed $3.0 million (excluding the OID) worth of PC1 Notes.

On September 8, 2023, PodcastOne completed a Qualified Event (its spin out from the Company to become a standard publicly trading company (the “Spin-Out”)) as a result of its direct listing on The NASDAQ Capital Market on such date. In connection with such completed Qualified Event, all of the remaining PC1 Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of PodcastOne’s common stock.

Warrants

The PC1 Warrants were classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $1.7 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Black Scholes model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Direct Listing and the shares becoming publicly traded, the warrant liability was reclassified to equity as the number and exercise price of the warrants was settled at 3,114,000 warrants with an exercise price of $3.00 per warrant per the warrant agreement.

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black Scholes” modeling, incorporating the following inputs at issuance:

July 15,
2022

Expected dividend yield	-%
Expected stock-price volatility	88.88%
Risk-free interest rate	3.02%
Simulated share price	$5.33
Exercise price	$5.22

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Black-Scholes” modeling, incorporating the following inputs for the periods noted below:

September 8,
2023

Expected dividend yield	-%
Expected stock-price volatility	71.10%
Risk-free interest rate	4.43%
Simulated share price	$4.39
Exercise price	$3.00

March 31,
2023

Expected dividend yield	-%
Expected stock-price volatility	71.50%
Risk-free interest rate	4.86%
Simulated share price	$2.64
Exercise price	$2.64

Total loss of $4.0 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the six months ended  September 30, 2023 in the accompanying condensed consolidated statements of operations. The fair value of the warrant as of September 30, 2023 was $5.9 million and was classified as equity as the warrants were exercisable for a fixed price of $3.00. The fair value of the warrant liability as of March 31, 2023 was $1.8 million. As of September 30, 2023, 3,114,000 warrants of PodcastOne remain outstanding and none have been exercised.

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

The fair value of the redemption features is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs for the following periods:

March 31,
2023

Simulations	100,000
Expected stock-price volatility	71.50%
Risk-free interest rate	4.86%
Conversion price	$2.54
Stock price	$2.64

The fair value of the Redemption Liability was none at September 30, 2023 and was eliminated as the PC1 Bridge Loan debt was converted into common stock, therefore the derivative component was cancelled. The fair value of the Redemption Liability at March 31, 2023 was $1.3 million. The $0.2 million change in the fair value of the Redemption Liability derivative is recorded as an unrealized loss and included in other income in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2023.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $2.8 million was amortized to interest expense through July 15, 2023, the term of the PC1 Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three and six months ended September 30, 2023 was $1.1 million and $1.0 million, respectively.

Interest expense with respect to the PC1 Bridge Loan for the three and six months ended  September 30, 2023 was $0.1 million and $0.2 million, respectively. There are no restrictive operational covenants associated with the PC1 Bridge Loan.

During the six months ended September 30, 2023, the Company redeemed $3.0 million of the PC1 Notes held by third-party holders. At September 30, 2023, all of the PC1 Notes and accrued interest therein have been converted in full in connection with the Spin-Out.

Note 9 — Senior Secured Line of Credit

On June 2, 2021, the Company entered into a Business Loan Agreement (the "Former Business Loan Agreement") with East West Bank (the “Senior Lender”), which provides for a revolving credit facility collateralized by all of the assets of the Company and its subsidiaries. In connection with the Former Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023.

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended September 30, 2023 was 11.00%.

The principal balance under the Revolving Credit Facility as of September 30, 2023 was $7.0 million. The Company recorded interest expense of $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded interest expense of $0.6 million and $0.3 million for the six months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 the Company was not in compliance with a financial covenant under the Revolving Credit Facility but cured the default subsequent to the period within the cure period.

On September 8, 2023 and effective as of August 22, 2023 (the “Closing Date”), the Company entered into a new Business Loan Agreement (the “New Business Loan Agreement”) with the Senior Lender, to convert the Company’s revolving credit facility with the Senior Lender into an assets backed loan credit facility with the Senior Lender, which shall continue to be collateralized by a first lien on all of the assets of the Company and its subsidiaries (the “ABL Credit Facility”). The New Business Loan Agreement provides the Company with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the New Business Loan Agreement, the requirement that the Company and its related entities shall at all times maintain a certain minimum deposit with the Senior Lender was reduced from $8,000,000 to $5,000,000.

Borrowings under the ABL Credit Facility are subject to certain covenants as set forth in the New Business Loan Agreement and bear interest at a rate equal to the prime rate plus 2.50%, provided, that it shall not be less than 7.00%. The Company may prepay at any time without penalty all or a portion of the amount owed to the Senior Lender. The Business Loan Agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability, including maintaining required minimum liquidity amount and Borrowing Base capacity.

In connection with the New Business Loan Agreement, the Company’s current Promissory Note, dated as of June 2, 2021, issued to the Senior Lender in the principal amount of $7,000,000 (the “Promissory Note”) continues in effect except as modified by the New Business Loan Agreement and the Change in Terms Agreement, dated as of August 22, 2023 (the “Change in Terms Agreement”), entered into by the Company and the Senior Lender in connection with the New Business Loan Agreement.

Note 10 — Related Party Transactions

As of March 31, 2022, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital. In February 2023, the Trinad Notes along with accrued interest were converted into 6,177 shares of Series A Preferred Stock in addition to 200,000 shares of common stock. 6,177 shares of Series A Preferred Stock was outstanding as of September 30, 2023. In April 2023 and July 2023, the Company issued 116 and 192 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock.

On September 8, 2023, PodcastOne completed its Direct Listing on the Nasdaq Capital Market which resulted in the Company owning 15,672,186 shares of common stock in PodcastOne along with 1,100,000 common stock warrants to purchase shares of PodcastOne's common stock as of September 30, 2023. Also, on this date, PodcastOne issued 147,044 shares of PodcastOne common stock to the Company's CEO as a result of his ownership of the Company's preferred stock.

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

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense for these leases totaled less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Rent expense was $0.1 million for the six months ended September 30, 2023 and 2022, respectively. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.1 million and $0.2 million during each of the three and six months ended September 30, 2023 and 2022, respectively.

Operating lease costs for the six months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2023	2022
Fixed rent cost	$392	$312
Short term lease cost	70	27
Total operating lease cost	$462	$339

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30,	March 31,
Operating leases	2023	2023
Operating lease right-of-use assets	$259	$423

Operating lease liability, current	$269	$273
Operating lease liability, noncurrent	-	161
Total operating lease liabilities	$269	$434

The operating lease right-of-use assets are included in other assets and current operating lease liabilities are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

For Years Ending March 31,
2024 (remaining six months)	$153
2025	140
Total lease payments	293
Less: imputed interest	(24)
Present value of operating lease liabilities	$269

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

Lease and non-lease components – Non-lease components were considered and determined not to be material.

Note 12 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2023	2023
Contingent consideration from Gramophone acquisition	$-	$174
Accrued royalties	4,535	3,788
Accrued legal	4,115	5,616
Other long-term liabilities	256	-
Total other long-term liabilities	$8,906	$9,578

The Company classified $4.5 million of accrued royalties into long term based on contractual arrangements with the royalty holders. In addition, the Company accrued $4.1 million into long term liabilities as a result of the Sound Exchange settlement (Note 13 – Commitment and Contingencies). The amount included in Other long-term liabilities includes a contingent consideration liability resulting from the business combination of Gramophone (see Note 17 - Fair Value Measurements) which expired with no payment made during the three months ended September 30, 2023.

Note 13 — Commitments and Contingencies

Contractual Obligations

As of  September 30, 2023, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $8.6 million for the fiscal year ending  March 31, 2024, $1.6 million for the fiscal year ending March 31, 2025 and, $0.3 million for the fiscal year ending March 31, 2026.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of September 30, 2023, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On August 4, 2022, the Company entered into a settlement agreement with a certain music partner attributed to past royalties owed. The Company issued 800,000 shares of its common stock to the music partner and settled $0.4 million of accounts payable with the remaining value of the shares attributed to prepayment for future royalties. The fair value of the shares was determined to be $1.0 million based on the Company’s share price at the date the shares were issued. As of September 30, 2023, $0.3 million was recorded as a prepaid asset related to this transaction in order to fund future amounts owed for royalties. As the agreement was not terminated by the music partner after one year, the Company issued to the music partner an additional 200,000 shares of its common stock as prepayment of future royalties during the three months ended September 30, 2023.

Employment Agreements

As of September 30, 2023, the Company has employment agreements with two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.7 million on an annual basis. Furthermore, such employment agreements contain severance clauses that could require severance payments in the aggregate amount of $10.5 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers).

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  September 30, 2023, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

Legal Proceedings

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against the Company, LiveXLive Tickets, Inc. (“LXL Tickets”), Robert S. Ellin and certain other defendants. Plaintiffs subsequently voluntarily dismissed all claims against the other defendants. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into the Company in 2016, LXL Tickets’ purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017, and Mr. Schnaier’s employment with LXL Tickets, including claims for fraudulent inducement, breach of contract, conversion, and defamation. Based on the remaining claims, plaintiffs were seeking damages of approximately $10.0 million was to be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The Company denied and continues to deny plaintiffs’ claims. The Company believes that the complaint is an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company is vigorously defending this lawsuit and believes that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the Asset Purchase Agreement), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. As of December 31, 2022, all of plaintiffs’ claims were dismissed or addressed by the parties or the court other than plaintiffs’ claims for fraudulent inducement related to payment of Wantickets’ audit costs, breach of contract based on Mr. Schnaier’s employment agreement with LXL Tickets, and fraudulent inducement due to plaintiffs alleged inability to sell their shares of Company’s common stock acquired pursuant to the APA. The trial was held in late April and early May 2023. In May 2023, the Company achieved a favorable outcome in this lawsuit, as the jury awarded damages to LXL Tickets in the amount of $0.23 million, together with costs and disbursements as taxed by the clerk and with statutory interest at 9% per annum from November 22, 2018, versus damages in the amount of $0.15 million, together with costs and disbursements as taxed by the clerk and with statutory interest at 9% per annum from June 29, 2018 awarded to the plaintiffs. Neither amount is material to the Company. The plaintiffs have indicated their intent to appeal certain rulings in this matter. As of November 15, 2023, the plaintiffs have yet to file the appeal. The Company intends to continue to vigorously defend all remaining defendants, if necessary, against any liability to the plaintiffs with respect to the remaining claims, and the Company believes that the allegations are without merit and that it has strong defenses. As of September 30, 2023, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

During each of the quarters ended  September 30, 2023 and 2022, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties that were not material and were included in general and administrative expenses in the accompanying consolidated statement of operations.

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

The CARES Act

The CARES Act, passed in March 2020 and subsequently amended in 2021, allowed eligible employers to take credit up to 70% of qualified wages if the Company experienced either a full or partial suspension of the operation due to COVID related government orders. During the year ended March 31, 2022, the Company, with the guidance from a third-party specialist, determined it was entitled to $2.0 in employee retention credits for the previous business interruption related to COVID. The Company received $1.0 million and no proceeds during the three and six months ended September 30, 2023 and 2022, respectively

Note 14 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three and six month periods ended September 30, 2023 and 2022.

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 1,009,744 and 2,000,000 shares of its common stock under the stock repurchase program for the six months ended September 30, 2023 and 2022 for a total of $1.6 million and $1.9 million, respectively.

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

Pursuant to the Exchange Agreements, the Company agreed that at any time that any of the shares of Series A Preferred Stock issued to the Harvest Funds are outstanding, (i) to directly or through its 100% owned subsidiaries (as applicable), to own on a fully diluted basis at least 66% of the total equity and voting rights of any and all classes of securities of each of PodcastOne, Slacker, PPV One, Inc., and LiveXLive Events, LLC subsidiaries of the Company, (ii) not to issue shares of its common stock or convertible equity securities at a price less than $2.10 per share (subject to certain exceptions), provided, that such consent shall not be required in connection with any merger, acquisition or other business combinations of the Company and/or any of its subsidiaries with any unaffiliated third party, (iii) not to raise more than an aggregate of $20,000,000 of capital in one or more offerings, including without limitation, one or more equity or debt offerings or a combination thereof, on an accumulated basis commencing after the Effective Date (the “Qualified Offering”); provided, that such consent shall not be required for any equity financing of the Company at a price of $2.25 per share or above, and (iv) if after the Effective Date the Company distributes any of its assets or any shares of its common stock or Common Stock Equivalents (as defined in the Exchange agreements) of any of its subsidiaries pro rata to the record holders of any class of shares of its common stock, the Company shall distribute to the Holders its pro rata portion of any such distribution (calculated on an as-converted basis with respect to the then outstanding Series A Preferred Stock) concurrently with the distribution to the then record holders of any class of its common stock (including an applicable distribution of shares of PodcastOne’s common stock to the Harvest Funds in connection with the Company’s Spin-Out and special dividend of PodcastOne’s common stock to the Company’s stockholders of record), in each case without the Majority Holders’ prior written consent. Any breach of the aforementioned covenants shall constitute a material breach, which if uncured, shall result in the issuance of an aggregate of 56,473 shares of the Company’s restricted common stock (the “Default Shares”) to the Holders for each five trading days (or pro rata thereof) after the date of the breach; provided, that if such breach is cured within the applicable cure period, no Default Shares shall be issued.

In accordance with ASC 480, the Company classified $5.0 million of its Series A Preferred Stock as temporary equity due to the Company’s obligation to redeem $5.0 million of the Series A Preferred Stock on or before 18 months after issuance for cash, which also contains a substantive conversion feature. The redemption feature was not deemed to be closely and clearly related to the equity-type host instrument. Accordingly, it was accounted for as a liability at inception based on its fair value of $0.2 million with subsequent changes in fair value included in earnings. The change in fair value of the embedded derivative included in the statement of earnings was a gain of $0.7 million and $0.2 million for the three and six months ended September 30, 2023. The fair value of the derivative as of September 30, 2023 and March 31, 2023 was $0.1 million and $0.4 million, respectively.

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

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value. During the six months ended September 30, 2023, the Company issued 1,053 shares of its Series A Preferred Stock as a dividend in accordance with terms of the Certificate of Designation.

2016 Equity Incentive Plan

The Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 12,600,000 shares of the Company’s common stock for issuance. On September 17, 2020, our stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares increasing the total up to 17,600,000 shares which the Company formally increased on September 30, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company recognized share-based compensation expense of $0.9 million and $0.8 million during the three months ended September 30, 2023 and 2022, respectively. The Company recognized share-based compensation expense of $1.6 million and $1.7 million during the six months ended September 30, 2023 and 2022, respectively. The total tax benefit recognized related to share-based compensation expense was none for the three months ended September 30, 2023 and 2022

PodcastOne 2022 Equity Plan

On December 15, 2022, the PodcastOne’s board of directors and the Company as the sole stockholder, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., approved PodcastOne’s 2022 Equity Incentive Plan (the “2022 Plan”) which reserved a total of 2,000,000 shares of PodcastOne’s common stock for issuance. Incentive awards authorized under the 2022 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights. If an incentive award granted under the 2022 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to PodcastOne in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2022 Plan.

As of September 30, 2023, PodcastOne has granted incentive awards underlying 651,561 shares of PodcastOne's common stock under the 2022 Plan with a fair value of $4.39 per share. None of the awards had vested or have been forfeited as of September 30, 2023. As of September 30, 2023, PodcastOne recognized $0.3 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $2.5 million, which is expected to be recognized over a weighted-average service period of 0.94 years.

Non- Controlling  Interest

On September 8, 2023, the Company completed its spin out of PodcastOne from the Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out"), as a result 4.3 million shares of PodcastOne common stock were issued to holders outside of the Company resulting in a non-controlling interest in the company of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $1.5 million for the three and six months ended September 30, 2023. Subsequent to the Spin-Out, PodcastOne issued an additional 3.1 million shares to non-LVO holders primarily from the conversion of the PC1 Bridge Loan which resulted in a non-controlling interest of 26.50%, resulting in an increase of $2.4 million to non-controlling interest within the accompanying condensed consolidated statement of stockholders' deficit and mezzanine equity. In addition, as a result of the completion of the Spin-Out and the PodcastOne shares being publicly traded, the variability in the terms of the warrants issued with the PC1 Bridge Loan was resolved so that the warrants issued in PodcastOne common stock were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million.

Note 16 — Business Segments and Geographic Reporting

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”).

Beginning in the second quarter of fiscal 2024, management has determined that the Company has three operating segments (PodcastOne, Slacker and Media Group). The Audio Group consist of the Company's PodcastOne and Slacker subsidiaries and the Media Group consist of the Company's remaining subsidiaries. As a result of the Spin-Out of PodcastOne, the Company’s chief operating decision maker (“CODM”) began to make decisions and allocate resources based on three operating segments of the business (PodcastOne, Slacker and Media group). The Company’s reporting segments reflects the manner in which its CODM reviews results and allocates resources. The CODM reviews operating segment performance exclusive of share-based compensation expense, amortization of intangible assets, depreciation, and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and certain other non-cash charges. As a result, the segment information for the prior periods has been recast to conform with the current period presentation.

The Company’s three operating segments are also consistent with its internal organizational structure, which is the way the Company assesses operating performance and allocates resources.

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $14.8 million and $10.6 million for the three months ended  September 30, 2023 and 2022, respectively. Total revenues from the OEM were $28.1 million and $0.6 million for the six months ended  September 30, 2023 and 2022, respectively. Total receivables from the OEM were 29% and 23% of total accounts receivable as of  September 30, 2023 and March 31, 2023, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $0.2 million resides in PodcastOne, $2.2 million in Slacker and $0.6 million is attributed to our Media Operations.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following table presents the results of operations for our reportable segments for the three and six months ended September 30, 2023 and 2022:

	Three months ended
	September 30, 2023
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$10,516	$16,417	$1,595	$-	$28,528
Net income (loss)	$(10,873)	$2,250	$3,168	$(2,472)	$(7,927)

	Three months ended
	September 30, 2022
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$8,497	$12,683	$2,352	$-	$23,532
Net income (loss)	$(457)	$2,521	$(2,618)	$(2,855)	$(3,409)

	Six months ended
	September 30, 2023
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$21,153	$31,493	$3,649	$-	$56,295
Net income (loss)	$(11,083)	$5,831	$2,392	$(5,562)	$(8,422)

	Six months ended
	September 30, 2022
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$17,213	$24,774	$4,768	$-	$46,755
Net income (loss)	$(938)	$3,512	$(3,457)	$(1,178)	$(2,061)

Geographic Information

All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 17 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Prepaid expenses - common stock issued subject to market adjustment at settlement	$76	$76	$-	$-
Total	$76	$76	$-	$-

Liabilities:
Bifurcated embedded derivative on Series A Preferred Stock	$127	$-	$-	$127
	$127	$-	$-	$127

	March 31, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Prepaid expenses - common stock issued subject to market adjustment at settlement	$140	$140	$-	$-
Total	$140	$140	$-	$-

Liabilities:
Contingent consideration liability from Gramophone acquisition	$174	$-	$-	$174
Warrant liability on PodcastOne bridge loan	1,860	-	-	1,860
Bifurcated embedded derivative on PodcastOne bridge loan	1,288	-	-	1,288
Bifurcated embedded derivative on Series A Preferred Stock	376	-	-	376
	$3,698	$-	$-	$3,698

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2023	$3,698
Change in fair value of bifurcated embedded derivatives, reported in earnings	3,977
Conversion of embedded derivatives to equity	(1,478)
Conversion of warrant liability to non-controlling interest	(5,896)
Change in fair value of contingent consideration liabilities, reported in earnings	(174)
Balance as of September 30, 2023	$127

The Company did not elect the fair value measurement option for the following financial assets or liabilities. The fair values of certain financial instruments measured at amortized cost and the hierarchy level the Company used to estimate the fair values are shown below (in thousands):

September 30, 2023
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
PodcastOne bridge loan	$-	$-	$-	$-

	March 31, 2023
	Carrying	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Liabilities:
PodcastOne bridge loan	$4,726	$-	$-	$4,726

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended September 30, 2023, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, including the proposed special dividend and spin-out of our pay-per-view business, the timing of the consummation of such proposed event, including the risks that a condition to consummation of such proposed event would not be satisfied within the expected timeframe or at all or that the consummation of any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, the timing of the consummation of such proposed event will not occur; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveOne App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturity; the effect of the conditional conversion feature of our Series A Preferred Stock; our compliance with the covenants in our debt agreements; our intent to repurchase shares of our common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program the effects of the global COVID-19 pandemic; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2023 (the “2023 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended September 30, 2023 and 2022, we reported revenue of $28.5 million and $23.5 million, respectively. We have one customer that accounted for more than 10% of its revenue during the three and six months ended September 30, 2023 and 2022. The customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. In the three months ended September 30, 2023 and 2022, total revenue from the OEM was $14.8 million and $10.6 million, respectively. In the six months ended September 30, 2023 and 2022, total revenue from the OEM was $28.1 million and $20.6 million, respectively.

Key Corporate Developments for the Quarter Ended September 30, 2023

We ended the September 30, 2023 quarter with approximately 2,300,000 paid members on our music platform, up from approximately 1,594,000 at September 30, 2022, representing 44% annual growth. Included in the total number of paid members for the reported periods are certain members which are the subject of a contractual dispute. We are currently not recognizing revenue related to these members.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During our fiscal year ended March 31, 2022, we derived 58% of our revenue from paid memberships and the remainder from advertising, ticketing, sponsorship, merchandising and licensing. During fiscal year ended March 31, 2023, we (i) delivered live events digitally live streamed across our platform, (ii) increased our sponsorship revenue from live events when compared to prior fiscal years and (iii) had revenue from our PPV platform for an entire year, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the fiscal year ended March 31, 2023 was comprised of 53% from paid members, 35% from advertising, 9% from merchandise and 1% from ticketing

We believe there is substantial near and long-term value in our live music content. We believe the monetary value of broadcasting live music will follow a similar evolution to live sporting events such as the National Football League, Major League Baseball and the National Basketball Association, whereby sports broadcasting rights became more valuable as the demand for live sporting events increased over the past 20 years. As a thought leader in live music, we plan to acquire the broadcasting rights to as many of the top live music events and festivals that are available to us. In the near term, we will continue aggregating our digital traffic across these festivals and monetizing the live broadcasting of these events through advertising, brand sponsorships and licensing of certain broadcasting rights outside of North America.

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and where applicable, future rights to VR and AR. For the quarter ended September 30, 2023 and 2022, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 52% and 45% of our consolidated revenue, respectively. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond March 31, 2023 could cause our revenue to fluctuate significantly.

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

Consolidated Results of Operations

Three Months Ended September 30, 2023, as compared to Three Months Ended September 30, 2022

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Revenue:	$28,528	$23,532

Operating expenses:
Cost of sales	20,547	13,742
Sales and marketing	2,253	2,362
Product development	1,439	1,240
General and administrative	6,352	4,475
Impairment of intangible assets	-	1,356
Amortization of intangible assets	452	1,344
Total operating expenses	31,043	24,519
Income (loss) from operations	(2,515)	(987)

Other income (expense):
Interest expense, net	(780)	(2,576)
Other expense	(4,653)	183
Total other income (expense), net	(5,433)	(2,393)

(Loss) income before income taxes	(7,948)	(3,380)

Provision for (benefit from) income taxes	(21)	29
Net loss	(7,927)	(3,409)
Net loss attributable to non-controlling interest	(347)	-
Net loss attributed to LiveOne	$(7,580)	$(3,409)

Net loss per share - basic and diluted	$(0.09)	$(0.04)
Weighted average common shares – basic and diluted	87,222,168	84,709,971

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Depreciation expense
Cost of sales	$34	$29	17%
Sales and marketing	43	49	-12%
Product development	427	633	-33%
General and administrative	288	230	25%
Total depreciation expense	$792	$941	-16%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Stock-based compensation expense
Cost of sales	$672	$540	24%
Sales and marketing	228	21	986%
Product development	592	53	1017%
General and administrative	1,225	782	57%
Total stock-based compensation expense	$2,717	$1,396	95%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	September 30,
	2023	2022
Revenue	100%	100%
Operating expenses
Cost of sales	72%	58%
Sales and marketing	8%	10%
Product development	5%	5%
General and administrative	22%	19%
Impairment of intangible assets	0%	6%
Amortization of intangible assets	2%	6%
Total operating expenses	109%	104%
(Loss) income from operations	-9%	-4%
Other income (expense), net	-19%	-10%
Income (loss) before income taxes	-28%	-14%
Income tax provision (benefit)	0%	0%
Net loss	-28%	-14%
Net loss attributable to non-controlling interest	-1%	0%
Net loss attributed to LiveOne	-27%	-14%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Membership services	$16,428	$12,788	28%
Advertising	10,732	8,698	23%
Merchandising	1,259	1,834	-31%
Sponsorship and licensing	97	199	-51%
Ticket/Event	12	13	-8%
Total Revenue	$28,528	$23,532	21%

Membership Revenue

Membership revenue increased $3.6 million, or 28%, to $16.4 million for the three months ended September 30, 2023, as compared to $12.8 million for the months ended September 30, 2022. The increase was primarily as a result of member growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased $2.0 million, or 23%, to $10.7 million for the three months ended September 30, 2023, as compared to $8.7 million for the three months ended September 30, 2022, which is primarily attributable to growth in advertising at PodcastOne year-over-year.

Merchandising

Merchandising revenue decreased $0.6 million, or 31%, to $1.3 million for the three months ended September 30, 2023, as compared to $1.8 million the three months ended September 30, 2022, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $0.1 million, or 51%, to $0.1 million for the three months ended September 30, 2023, as compared to $0.2 million for the three months ended September 30, 2022. The decrease was primarily due to no significant events occurring for the three months ended September 30, 2023.

Ticket/Event

Ticket/Event revenue decreased by $1,000, or 8%, to $12,000 for the three months ended September 30, 2023, as compared to $13,000 for the three months ended September 30, 2022, driven by the lack of any in-person events during the current year period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Membership	$10,609	5,933	79%
Advertising	9,276	6,844	36%
Production and Ticketing	926	(243)	-481%
Merchandising	(264)	1,208	-122%
Total Cost of Sales	$20,547	$13,742	50%

Membership

Membership cost of sales increased by $4.7 million, or 79%, to $10.6 million for the three months ended September 30, 2023, as compared to $5.9 million for the three months ended September 30, 2022. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales increased by $2.4 million, or 36%, to $9.3 million for the three months ended September 30, 2023, as compared to $6.8 million for the three months ended September 30, 2022. The increase was primarily due to an increase in revenue share expense compared to the prior year period and is line with the increase in revenue for the period.

Production and Ticketing

Production cost of sales decreased by $1.2 million, or 481%, to $0.9 million for the three months ended September 30, 2023, as compared to a credit of $0.2 million for the three months ended September 30, 2022. The Company was able to negotiate credits with some vendors on amounts previously owed during the three months ended September 30, 2023 and 2022.

Merchandising

Merchandising cost of sales decreased by $1.5 million, or 122%, to a credit of $0.3 million for the three months ended September 30, 2023, as compared to $1.2 million for the three months ended September 30, 2022 due to less events occurring but the Company still incurring fixed cost to support the business and a credit of $1.0 million cash reimbursement received under the CARES Act.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Sales and marketing expenses	$2,253	$2,362	-5%
Product development	1,439	1,240	16%
General and administrative	6,352	4,475	42%
Impairment of intangible assets	-	1,356	-100%
Amortization of intangible assets	452	1,344	-66%
Total Other Operating Expenses	$10,496	$10,777	-3%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.1 million, or 5%, to $2.3 million for the three months ended September 30, 2023, as compared to $2.4 million for the three months ended September 30, 2022, primarily driven by reduced payroll costs.

Product Development

Product development expenses increased by $0.2 million, or 16%, to $1.4 million for the three months ended September 30, 2023, as compared to $1.2 million for the three months ended September 30, 2022, which was driven by an increase in employees as compared to the prior year.

General and Administrative

General and administrative expenses increased by $1.8 million, or 42%, to $6.4 million for the three months ended September 30, 2023, as compared to $4.5 million for the three months ended September 30, 2022, largely due to an increase in legal fees of $1.0 million and a $0.8 million increase in cost attributed to being a public company from the prior period and the additional cost incurred as a result of the Spin-Out of PodcastOne.

           Impairment of Intangible Assets

           Impairment of intangible assets decreased $1.4 million, or 100%, to none for the three months ended September 30, 2023, as compared to $1.4 million for the three months ended September 30, 2022, which is attributed to the impairment of intangible assets of React Presents acquisition, see Note 5 – Goodwill and Intangible Assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.9 million, or 66%, to $0.5 million for the three months ended September 30, 2023, as compared to $1.3 million for the three months ended September 30, 2022. The decrease can be attributed to intangible assets being fully amortized.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Total other income (expense), net	$(5,433)	$(2,393)	127%

Total other income (expense) increased by $3.1 million, or 127%, to $5.4 million of expense for the three months ended September 30, 2023, as compared to $2.4 million of expense for the three months ended September 30, 2022. The increase is primarily driven by $3.7 million increase in change in value of derivatives which was offset by a decrease in expense of $0.6 million increase in interest expense attributed to our PC1 Bridge Loan (as defined below).

Net Income (Loss) Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests for the three months ended September 30, 2023 was $0.3 million, which resulted from the Spin-Out of PodcastOne.

Six Months Ended September 30, 2023, as compared to Six Months Ended September 30, 2022

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2023	2022

Revenue:	$56,295	$46,755

Operating expenses:
Cost of sales	39,748	29,125
Sales and marketing	4,157	4,727
Product development	2,685	2,857
General and administrative	11,760	6,685
Impairment of intangible assets	-	1,356
Amortization of intangible assets	699	2,755
Total operating expenses	59,049	47,505
Loss from operations	(2,754)	(750)

Other income (expense):
Interest expense, net	(2,198)	(3,573)
Other income (expense)	(3,412)	2,289
Total other expense, net	(5,610)	(1,284)

Loss before provision for income taxes	(8,364)	(2,034)

Provision for income taxes	58	27
Net loss	(8,422)	(2,061)
Net loss attributable to non-controlling interest	(347)	-
Net loss attributed to LiveOne	$(8,075)	$(2,061)

Net loss per share – basic and diluted	$(0.11)	$(0.02)

Weighted average common shares – basic and diluted	87,097,201	84,189,970

The following table provides the depreciation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Depreciation expense
Cost of sales	$70	$54	30%
Sales and marketing	87	95	-8%
Product development	867	1,338	-35%
General and administrative	575	369	56%
Total depreciation expense	$1,599	$1,856	-14%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Stock-based compensation expense
Cost of sales	$940	$618	52%
Sales and marketing	220	48	358%
Product development	647	178	263%
General and administrative	1,787	1,340	33%
Total stock-based compensation expense	$3,594	$2,184	65%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended
	September 30,
	2023	2022
Revenue	100%	100%
Operating expenses
Cost of sales	71%	62%
Sales and marketing	7%	10%
Product development	5%	6%
General and administrative	21%	14%
Impairment of intangible assets	0%	3%
Amortization of intangible assets	1%	6%
Total operating expenses	105%	102%
Loss from operations	-5%	-2%
Other income (expense)	-6%	5%
Loss before income taxes	-15%	-4%
Income tax provision	0%	0%
Net loss	-15%	-4%
Net loss attributable to non-controlling interest	-1%	0%
Net loss attributed to LiveOne	-14%	-4%

Revenue

Revenue was as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Membership services	$31,640	$24,872	27%
Advertising	21,516	17,640	22%
Merchandising	2,999	3,682	-19%
Sponsorship and licensing	126	313	-60%
Ticket/Event	14	248	-94%
Total Revenue	$56,295	$46,755	20%

Membership Services Revenue

Membership services revenue increased by $6.8 million, or 27%, to $31.6 million during the six months ended September 30, 2023, as compared to $24.9 million during the six months ended September 30, 2022, which was primarily as a result of membership growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased by $3.9 million, or 22%, to $21.5 million during the six months ended September 30, 2023, as compared to $17.6 million during the six months ended September 30, 2022, which is primarily attributed to our growth in PodcastOne over the period.

Merchandising Revenue

Merchandising revenue decreased by $0.7 million, or 19%, to $3.0 million for the six months ended September 30, 2023, as compared to $3.7 million the six months ended September 30, 2022, primarily due to a reduction in demand from both retail partners and our direct to consumer business.

Sponsorship and licensing

Sponsorship and licensing revenue decreased by $0.2 million or 60%, to $0.1 million for the six months ended September 30, 2023, as compared to $0.3 million for the six months ended September 30, 2022, the decrease is primarily driven by the fewer events occurring in the current year.

Ticket/Event Revenue

Ticket/Event revenue decreased $0.2 million, or 94%, to $14,000 for the six months ended September 30, 2023, as compared to $0.2 million for the six months ended September 30, 2022.The decrease was due to PPV ticket fees and production revenues decreasing due to lower events held during the current year comparable period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Membership	$20,228	$13,088	55%
Advertising	17,677	14,046	26%
Production and Ticketing	2,325	(498)	-567%
Merchandising	(482)	2,489	-119%
Total Cost of Sales	$39,748	$29,125	36%

Membership

Membership cost of sales increased $7.1 million, or 55%, to $20.2 million for the six months ended September 30, 2023, as compared to $13.1 million for the six months ended September 30, 2022. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales increased $3.6 million, or 26%, to $17.7 million for the six months ended September 30, 2023, as compared to $14.0 million for the six months ended September 30, 2022. The increase was primarily attributed to an increase in revenue share paid to partners.

Production and Ticketing

Production cost of sales increased $2.8 million, or 567%, to $2.3 million for the six months ended September 30, 2023, as compared to a credit of $0.5 million for the six months ended September 30, 2022. The increase was primarily due to the Company settled past amounts owed for vendors, therefore credits were recorded during the prior period.

Merchandising

Merchandising cost of sales decreased $3.0 million, or 119%, from a credit of $0.5 million for the six months ended September 30, 2023, as compared to $2.5 million for the six months ended September 30, 2022 which was the result of less events occurring during the current year and a cash reimbursement of $1.0 million under the CARES Act.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Sales and marketing expenses	$4,157	$4,727	-12%
Product development	2,685	2,857	-6%
General and administrative	11,760	6,685	76%
Impairment of intangible assets	-	1,356	-100%
Amortization of intangible assets	699	2,755	-75%
Total Other Operating Expenses	$19,301	$18,380	5%

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.6 million, or 12%, to $4.2 million for the six months ended September 30, 2023, as compared to $4.7 million for the six months ended September 30, 2022. The decrease was largely due to lower salaries and wages.

Product Development

Product development expenses decreased $0.2 million, or 6%, to $2.7 million for the six months ended September 30, 2023, as compared to $2.9 million for the six months ended September 30, 2022. The decrease was primarily due to headcount reductions.

General and Administrative

General and administrative expenses increased $5.1 million, or 76%, to $11.8 million for the six months ended September 30, 2023, as compared to $6.7 million for the six months ended September 30, 2022. The increase was largely due to an increase in share-based compensation of $0.7 million, salaries and benefits of $2.0 million, primarily driven by the increase of corporate personnel and professional services of $2.4 million.

Impairment of Intangible Assets

Impairment of intangible assets decreased $1.4 million, or 100%, to none for the three months ended September 30, 2023, as compared to $1.4 million for the six months ended September 30, 2022, which is attributed to the impairment of intangible assets of React Presents acquisition, see Note 5 – Goodwill and Intangible Assets.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $2.1 million, or 75%, to $0.7 million for the six months ended September 30, 2023, as compared to $2.8 million for the six months ended September 30, 2022. The decrease was primarily due to intangible assets becoming fully amortized in the prior year.

Total Other Expense, net

Total other expense, net was as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Total other expense, net	$(5,610)	$(1,284)	337%

Total other expense, net increased $4.3 million, or 337%, to $5.6 million for the six months ended September 30, 2023, as compared to $1.3 million expense for the six months ended September 30, 2022. The increase was due to an increase in other income of $1.6 million from the prior year period as a result of the settlement of an acquisition earnout in the prior period partially offset by increased interest expense primarily attributable to accretion of interest on our debt discounts related to the PC1 Bridge loan in the prior period. The increase can also be attributed to $2.7 million change in the fair value of derivatives.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests for the six months ended September 30, 2023 was $0.3 million as a result of the Spin-Out of PodcastOne.

Business Segment Results

Three Months Ended September 30, 2023, as compared to Three Months Ended September 30, 2022

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Revenue	$10,516	$8,497	24%
Cost of Sales	9,057	6,328	43%
Sales & Marketing, Product Development and G&A	2,681	1,820	47%
Intangible Asset Amortization	190	25	660%
Operating Income (Loss)	$(1,412)	$324	-536%
Operating Margin	-13%	4%	-452%
Adjusted EBITDA*	$94	$585	-84%
Adjusted EBITDA Margin*	1%	7%	-87%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $2.0 million, or 24%, during the three months ended September 30, 2023, primarily due to increased advertising.

Operating Income

Operating income decreased by $1.7 million or 536%, for the three months ended September 30, 2023, as the increase in revenue was lower than the increase in operating expenses due to growing the business and Spin-Out costs.

Adjusted EBITDA

Adjusted EBITDA decreased by $0.5 million, or 84%, to $0.1 million for the three months ended September 30, 2023, as compared to $0.6 million for the three months ended September 30, 2022. This was largely due to an increase in general and administrative cost associated with the Spin-Out.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Revenue	$16,417	$12,683	29%
Cost of Sales	10,827	6,453	68%
Sales & Marketing, Product Development and G&A	2,895	1,819	59%
Intangible Asset Amortization	89	1,187	-93%
Operating Income (Loss)	$2,606	$3,224	-19%
Operating Margin	16%	25%	-38%
Adjusted EBITDA*	$5,038	$5,721	-12%
Adjusted EBITDA Margin*	31%	45%	-32%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $3.7 million, or 29%, during the three months ended September 30, 2023, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Income

Operating income decreased by $0.6 million or 19%, for the three months ended September 30, 2023, as the increase in revenue was lower than the increase in operating expenses due to higher headcount.

Adjusted EBITDA

Adjusted EBITDA decreased by $0.7 million, or 12%, to $5.0 million for the three months ended September 30, 2023, as compared to $5.7 million for the three months ended September 30, 2022. This was largely due to an increase in selling, general and administrative expenses.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	September 30,
	2023	2022	% Change
Revenue	$1,595	$2,352	-32%
Cost of Sales	663	961	-31%
Sales & Marketing, Product Development and G&A	1,901	2,351	-19%
Intangible Asset Amortization	173	1,488	-88%
Operating Income (Loss)	$(1,142)	$(2,448)	-53%
Operating Margin	-72%	-104%	%
Adjusted EBITDA*	$(561)	$(862)	-35%
Adjusted EBITDA Margin*	-35%	-37%	-4%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.8 million, or 32%, to $1.6 million during the three months ended September 30, 2023, as compared to $2.4 million for the three months September 30, 2022, primarily due to decrease in events which took place in the prior year.

Operating Loss

Operating loss decreased by $1.3 million, or 53%, to a loss of $1.1 million for the three months ended September 30, 2023 from a loss of $2.4 million for the three months ended September 30, 2022, as a result of an increase in contribution margin coupled with the decrease in expenses due to a reduction in staff.

Adjusted EBITDA

Adjusted EBITDA loss decreased by $0.3 million, or 35%, to a $(0.6) million loss for the three months ended September 30, 2023, as compared to a $(0.9) million loss for the three months September 30, 2022. This was largely due to the decrease in other income compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Three months ended		Change
	September 30,		2023 vs.
	2023	2022	2022
Sales & Marketing, Product Development, and G&A	$2,567	$2,087	23%
Operating Loss	$(2,567)	$(2,087)	23%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(1,786)	$(1,053)	70%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss increased by $0.5 million, or 23%, to $2.6 million for three months ended September 30, 2023, as compared to $2.1 million for the three months ended September 30, 2022, largely due to an increase in legal and accounting costs.

Adjusted EBITDA

Corporate Adjusted EBITDA loss increased $0.7 million, or 70%, to $(1.8) million for the three months ended September 30, 2023 as compared to $(1.1) million for the year ended September 30, 2022. The increase was largely due to the change in embedded derivatives.

Six Months Ended September 30, 2023, as compared to Six Months Ended September 30, 2022

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Revenue	$21,153	$17,213	23%
Cost of Sales	17,279	12,909	34%
Sales & Marketing, Product Development and G&A	4,714	4,315	9%
Intangible Asset Amortization	216	51	324%
Operating Income (Loss)	$(1,056)	$(62)	1603%
Operating Margin	-5%	0%	1286%
Adjusted EBITDA*	$763	$459	66%
Adjusted EBITDA Margin*	4%	3%	35%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $3.9 million, or 23%, during the six months ended September 30, 2023, primarily due to an increase in content provided year over year.

Operating Income

Operating income decreased by $1.0 million or 1,603%, for the six months ended September 30, 2023, as the increase in revenue was lower than the increase in operating expenses due to higher headcount and prior year credit from vendor credits.

Adjusted EBITDA

Adjusted EBITDA increased by $0.3 million, or 66%, to $0.8 million for the six months ended September 30, 2023, as compared to $0.5 million for the three months ended September 30, 2022. This was largely due to an increase in revenue and decrease in other income.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Revenue	$31,493	$24,774	27%
Cost of Sales	20,626	14,226	45%
Sales & Marketing, Product Development and G&A	4,754	3,716	28%
Intangible Asset Amortization	179	2,377	-92%
Operating Income (Loss)	$5,934	$4,455	33%
Operating Margin	19%	18%	5%
Adjusted EBITDA*	$9,429	$9,006	5%
Adjusted EBITDA Margin*	30%	36%	-18%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $6.7 million, or 27%, during the six months ended September 30, 2023, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Income

Operating income increased by $1.5 million or 33%, for the six months ended September 30, 2023, as the increase in revenue was higher than the increase in operating expenses due to lower headcount and cost efficiencies.

Adjusted EBITDA

Adjusted EBITDA increased by $0.4 million, or 5%, to $9.4 million for the six months ended September 30, 2023, as compared to $9.0 million for the three months ended September 30, 2022. This was largely due to an increase in revenue and decrease in other income.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended
	September 30,
	2023	2022	% Change
Revenue	$3,649	$4,768	-23%
Cost of Sales	1,843	1,990	-7%
Sales & Marketing, Product Development and G&A	4,056	4,068	0%
Intangible Asset Amortization	304	1,683	-82%
Operating Income (Loss)	$(2,554)	$(2,973)	-14%
Operating Margin	-70%	-62%	12%
Adjusted EBITDA*	$(1,671)	$(2,407)	-31%
Adjusted EBITDA Margin*	-46%	-50%	-9%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $1.1 million, or 23%, to $3.6 million during the six months ended September 30, 2023, as compared to $4.8 million for the six months September 30, 2022, primarily due to decrease in merchandise sales year over year.

Operating Loss

Operating loss decreased by $0.4 million, or 14%, to a loss of $2.6 million for the six months ended September 30, 2023 from a loss of $3.0 million for the six months ended September 30, 2022, as a result of a decrease in contribution margin coupled with the increase in expenses due to higher salaries.

Adjusted EBITDA

Adjusted EBITDA loss decreased by $0.7 million, or 31%, to $(1.7) million loss for the six months ended September 30, 2023, as compared to a $(2.4) million loss for the six months September 30, 2022. This was largely due to the decrease in operating cost and other income compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Six months ended		Change
	September 30,		2023 vs.
	2023	2022	2022
Sales & Marketing, Product Development, and G&A	$5,078	$2,170	134%
Operating Loss	$(5,078)	$(2,170)	134%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(3,527)	$(690)	411%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss increased by $2.9 million, or 134%, to $5.1million for six months ended September 30, 2023, as compared to $2.2 million for the six months ended September 30, 2022, largely due to settlements of litigation and accrued expenses in the prior period which reduced the expense.

Adjusted EBITDA

Corporate Adjusted EBITDA increased $2.8 million, or 441%, to $(3.5) million loss for the six months ended September 30, 2023 as compared to $(0.7) million loss for the year ended September 30, 2022. The increase was largely due to the increase in legal and accounting cost.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and months ended September 30, 2023 and 2022 (in thousands):

				Non-
				Recurring
	Net	Depreciation		Acquisition and	Other	(Benefit)
	Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended September 30, 2023
Operations – PodcastOne	$(10,873)	$253	$854	$413	$9,447	$-	$94
Operations – Slacker	2,250	694	998	742	354	-	5,038
Operations – Other	3,168	294	178	107	(4,308)	-	(561)
Corporate	(2,472)	3	686	78	(60)	(21)	(1,786)
Total	$(7,927)	$1,244	$2,716	$1,340	$5,433	$(21)	$2,785

Three Months Ended September 30, 2022
Operations – PodcastOne	$(457)	$82	$300	$5	$655	$-	$585
Operations – Slacker	2,521	1,968	442	87	703	-	5,721
Operations – Other	(2,618)	1,586	127	3	40	-	(862)
Corporate	(2,855)	5	527	246	995	29	(1,053)
Total	$(3,409)	$3,641	$1,396	$341	$2,393	$29	$4,391

				Non-
				Recurring
				Acquisition and	Other	(Benefit)
	Net Income	Depreciation and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Six Months Ended September 30, 2023
Operations – PodcastOne	$(11,083)	$339	$938	$719	$9,850	$-	$763
Operations – Slacker	5,831	1,408	1,214	874	102	-	9,429
Operations - Other	2,392	543	213	133	(4,952)	-	(1,671)
Corporate	(5,562)	8	1,229	130	610	58	(3,527)
Total	$(8,422)	$2,298	$3,594	$1,856	$5,610	$58	$4,994

Six Months Ended September 30, 2022
Operations – PodcastOne	$(938)	$156	$586	$-	$655	$-	$459
Operations – Slacker	3,512	3,941	440	171	942	-	9,006
Operations - Other	(3,457)	1,858	217	115	(1,140)	-	(2,407)
Corporate	(1,178)	12	941	(1,319)	827	27	(690)
Total	$(2,061)	$5,967	$2,184	$(1,033)	$1,284	$27	$6,368

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2023	2022

Revenue:	$28,528	$23,532
Less:
Cost of sales	(20,547)	(13,742)
Amortization of developed technology	(726)	(1,151)
Gross Profit	7,255	8,639

Add back amortization of developed technology:	726	1,151
Contribution Margin	$7,981	$9,790

	Six Months Ended
	September 30,
	2023	2022

Revenue:	$56,295	$46,755
Less:
Cost of sales	(39,748)	(29,125)
Amortization of developed technology	(1,473)	(1,928)
Gross Profit	15,074	15,702

Add back amortization of developed technology:	1,473	1,928
Contribution Margin	$16,547	$17,630

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $3.8 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, incurrence of debt, the issuance of convertible notes and public offerings of our common shares. As of September 30, 2023, we have a senior secured line of credit of $7.0 million, the Capchase Loan (as defined below) of $1.7 million and a SBA loan balance of $0.1 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $8.4 million for the six months ended September 30, 2023, and used cash of 0.1 million in operating activities for the six months ended September 30, 2023 and had a working capital deficiency of $20.4 million as of September 30, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

In July 2022, PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8,035,000 pursuant to the Subscription Agreements entered into with the Purchasers. In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares of PodcastOne’s common stock, par value $0.00001 per share (See Note 8 – PodcastOne Bridge Loan). As part of the PC1 Bridge Loan, we purchased $3,000,000 (excluding the OID) worth of PC1 Notes. As of September 30, 2023 all of the PC1 Bridge Loan has been converted into common stock of PodcastOne.

In August 2023, we entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which we borrowed $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital (the "Capchase Loan"). The Capchase Loan is subordinated to the ABL Credit Facility and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026. (See Note 7 – Notes Payable).

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(45)	$(6,797)
Net cash used in investing activities	(1,800)	(1,278)
Net cash (used in) provided by financing activities	(2,993)	2,312
Net change in cash, cash equivalents and restricted cash	$(4,838)	$(5,763)

Cash Flows Provided by Operating Activities

For the six months ended September 30, 2023

Net cash used in operating activities of $0.1 million primarily resulted from our net loss during the period of $7.0 million, which included non-cash charges of $11.6 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and amortization of debt discount. The remainder of our sources of cash used in operating activities of $(3.2) million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

For the six months ended September 30, 2022

          Net cash used in our operating activities of $6.8 million primarily resulted from our net loss during the period of $(2.1) million, which included non-cash charges of $0.7 million largely comprised of depreciation and amortization, stock-based compensation, write-off of accrued expenses, impairment charges and changes in fair values of derivatives. The remainder of our sources of cash used in operating activities of $(5.4) million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable, and deferred revenue.

Cash Flows Used In Investing Activities

For the six months ended September 30, 2023

Net cash used in investing activities of $1.8 million was primarily due to the $1.3 million cash used for the purchase of capitalized internally developed software costs and $0.5 million used for the purchase of intangibles during the six months ended September 30, 2023.

For the six months ended September 30, 2022

Net cash used in investing activities of $1.3 million was primarily due to the $1.3 million cash used for the purchase of capitalized internally developed software costs during the six months ended September 30, 2022.

Cash Flows Provided by Financing Activities

For the six months ended September 30, 2023

Net cash used in financing activities of $3.0 million was due to the repayment of our PC1 Bridge Loan of $3.0 million and repurchase of common stock under the Company’s share repurchase program of $1.6 million offset by proceeds from notes payable of $1.7 million.

For the six months ended September 30, 2022

Net cash provided by financing activities of $2.3 million was due to $4.7 million of proceeds from our PC1 Bridge Loan of $4.4 million and $0.3 million on proceeds from a notes payable financing offset by a $1.9 million payment for treasury stock and a $0.4 million payment of a contingent consideration.

Debt Covenants

As of September 30, 2023 the Company was in compliance under the Capchase Loan and not in compliance with all covenants under the ABL Credit Facility but cured the default subsequent to the period within the cure period.

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

There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 48% of our consolidated revenue for the six months ended September 30, 2023, and 43% of our consolidated revenue for the three months ended September 30, 2022. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net loss of $8.4 million for the six months ended September 30, 2023, and used cash in financing activities of $3.0 million for the six months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $233.6 million and net liabilities of $20.4 million.

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

Risks Related to Our Company

We may not have the ability to repay the amounts then due under our senior ABL Credit Facility at maturity.

At maturity, the entire outstanding principal amount of our ABL Credit Facility and the Capchase Loan, will become due and payable by us. As of September 30, 2023, $7.0 million is due in fiscal 2024, $0.9 million due in fiscal 2025, $0.3 million of our total indebtedness is due in fiscal 2026 and $0.2 million thereafter.

Our failure to repay any outstanding amount under our ABL Credit Facility would constitute a default under such facility. A default would increase the interest rate to the default rate under the ABL Credit Facility or the maximum rate permitted by applicable law until such amount is paid in full. A default under the ABL Credit Facility could also lead to a default under agreements governing our future indebtedness, including the Capchase Loan. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay our ABL Credit Facility or make cash payments thereon. Furthermore, upon the occurrence and during the continuation of any event of default, the senior lender shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral.

If we do not comply with the provisions of the ABL Credit Facility and/or the Capchase Loan, our lenders may terminate their obligations to us, accelerate their debt and require us to repay all outstanding amounts owed thereunder.

The ABL Credit Facility and the Capchase Loan contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement). If an event of default occurs and is continuing, the lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,396.70. In February 2023, we settled the dispute to repay the outstanding amount in the monthly payments subject to increase in the event we complete certain future financings. As of September 30, 2023, we owed $4.8 million to SX under the settlement agreement. Our debt agreements with the providers of the ABL Credit Facility and Capchase Loan contain a covenant that if a material adverse change occurs in our financial condition, or if the senior secured lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we fail to comply with the terms of our settlement agreement with SX, our senior credit facility provider may declare an event of default and at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition. As of September 30, 2023 we were not in full compliance with covenants under the ABL Credit Facility, however we were able to cure the covenant violation in October 2023 and were in compliance with the covenants associated with the Capchase Loan.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of September 30, 2023 was $8.7 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with ABL Credit Facility and the Capchase Loan lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders, terminate our existing debt agreements and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of September 30, 2023, we owed $16.9 million in aggregate royalty payments to such PROs.

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

As of October 1, 2023, the shares of our Series A Preferred Stock are convertible into approximately 10.9 million shares of our common stock. The conversion of some or all of the shares of our Series A Preferred Stock into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock into shares of our common stock could adversely affect prevailing market prices of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the three months ended September 30, 2023, we issued 531,876 shares of our common stock valued at $0.5 million to employees. We valued these shares at prices between $0.81 and $2.14 per share, the market price of our common stock on the date of issuance.

During the three months ended September 30, 2022, we issued 311,773 shares of our common stock valued at $0.3 million to various consultants. We valued these shares at prices between $1.52 and $1.85 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs
July 1, 2023 – July 31, 2023	15,300	$1.96	1,895,836	2,000,246 shares
August 1, 2023 – August 31, 2023	152,385	$1.82	2,048,221	1,832,561 shares
September 1, 2023 – September 30, 2023	147,744	$1.81	2,195,965	1,684,817 shares
Total (July1, 2023 – September 30, 2023)	315,429	$1.82	2,195,965	$ 4,000,000

*	Does not include a $1.0 million increase to the repurchase program announced by us in September 2023, subject to approval of our board of directors.

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

10.12

Business Loan Agreement, dated as of August 22, 2023, between the Company and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2023).

10.13	Commercial Security Agreement, dated as of June 2, 2021, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2021).
10.14	Change in Terms Agreement, dated as of August 22, 2023, between the Company and East West Bank (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 14, 2023).
10.15

Placement Agency Agreement, dated July 15, 2022, between PodcastOne and Joseph Gunnar & Co., LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).

10.16

Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2023).

10.17

Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 7, 2023).

10.18

Exchange Agreement, dated as of February 3, 2023, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on February 7, 2023).

10.19	Loan and Security Agreement, dated as of August 2, 2023, between the Company and Capchase Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
£	Certain confidential information has been omitted or redacted from these exhibits that is not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEONE INC.

Date: November 20, 2023	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Interim Chief Financial Officer and Executive Vice President (Interim Principal Financial Officer and Interim Principal Accounting Officer)