Form 10-Q/A
period 2023-12-31
LiveOne, Inc.
filed 2024-04-30
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of April 29, 2024, there were 98,592,898 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of LiveOne, Inc. (the “Company”) for the quarter ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission on February 13, 2024 (the “Original Filing”), is being filed solely to update the number of shares of the Company’s common stock issued and outstanding shown on the cover page. The number of shares of the Company’s common stock issued and outstanding as of April 29, 2024 is 98,592,898, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Item 6. Exhibits.

A list of exhibits to this Amendment No. 1 is set forth below.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
101.INS**	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEONE, INC.

Date: April 30, 2024	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

2