Form 10-K
period 2024-03-31
LiveOne, Inc.
filed 2024-07-01
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2023, was approximately $75.3 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of June 24, 2024 the registrant had 98,957,316 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (this “Form 10-K”) incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2024 annual meeting of stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the U.S. Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I

Item 1. Business

Overview

LiveOne, Inc. (the “Company,” “LiveOne”, “we,” “us,” or “our”) is an award-winning, creator-first, music, entertainment and technology platform focused on delivering premium experiences and content worldwide through memberships and live and virtual events. We are a pioneer in the acquisition, distribution and monetization of live music events, Internet radio, podcasting/vodcasting and music-related membership, streaming and video content. Through our comprehensive service offerings and innovative content platform, we provide music fans the ability to listen, watch, attend, engage and transact. Serving a global audience, our mission is to bring the experience of live music and entertainment to consumers wherever music and entertainment is watched, listened to, discussed, deliberated or performed around the world. Our operating model is focused on a flywheel concept of integrated services centered on servicing and monetizing superfans through multiple revenue streams and product/service offerings. At March 31, 2024, we operated four core integrated services: (1) one of the industry’s leading online live music streaming platforms (LiveOne), (2) a fully integrated membership and advertising streaming music service Slacker operating as LiveOne powered by Slacker, (3) a leading podcasting platform operating as PodcastOne (“PodcastOne”), and (4) a retailer and wholesaler of personalized merchandise and gifts operating as Custom Personalization Solutions, Inc. (“CPS”). LiveOne is the first ‘live social music network, delivering  premium live-streamed, digital audio and on-demand music experiences from the world’s top music festivals, concerts and events, including having worked with Rock in Rio, Electronic Daisy Carnival (“EDC”) Las Vegas, iHeartRadio’s Wango Tango and many more. LiveOne enhances the experience by granting audiences access to premium original content, artist exclusives and industry interviews. Our LiveOne application offers users access to live events, audio streams with access to millions of songs and hundreds of expert-curated radio platforms and stations, original episodic content, podcasts, vodcasts, video on demand, real-time livestreams, and social sharing of content. Today, our business is comprised of three operating segments; PodcastOne, Slacker and our Media Group. Our Audio Group consist of our PodcastOne and Slacker subsidiaries and our Media Group consists of our remaining subsidiaries (hereon referred to as our “Media Operations”).

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

Historically, we acquired the rights to stream our live and recorded music and broadcasts from a combination of festival owners and promoters, such as Anschutz Entertainment Group (“AEG”) and Live Nation Entertainment, Inc. (“Live Nation”), music labels, including Universal Music, Warner Music and Sony Music, and through individual music publishers and rights holders. Beginning mid-March 2020, the pandemic associated with COVID-19 temporarily shut down the production of all on-ground, live music festivals and. As a result, we pivoted our production to 100% streaming, and began producing, curating, and broadcasting streaming music festivals, concerts and events across our platform. In May 2020, we launched our first pay-per-view (“PPV”) performances across our platform, allowing artists and fans to access a new digital compliment to live festivals, concerts and events.

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

In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS. Through the operations of our DayOne Music Publishing, Drumify and Splitmind subsidiaries, we operate our music publishing and artist and brand development businesses.

During the fiscal year ended March 31, 2024, our membership services eclipsed 2,750,000 paid members and approximately 0.9 million monthly active users (“MAUs”) across our audio services. Included in the total number as of March 31, 2024 are certain members which are the subject of a contractual dispute. We are currently not recognizing revenue related to these members. We use MAUs, which is a non-GAAP financial measure, as a measure of our audience reach and define a MAU as a user of one of our platforms who has logged in and visited our music membership platform, as a unique user, on the day of measurement.

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

Podcast Services

Our podcasts are available to users online alongside our digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. PodcastOne has built a distribution network reaching over 1 billion listeners a month across all of its own properties, LiveOne platforms, Spotify, Apple Podcasts, iHeartRadio, Samsung and over 150 shows exclusively available in Tesla vehicles. Similar to our digital Internet radio fee structure, we monetize podcasts through (i) paid advertising or (ii) paid premium membership services. We own one of the largest networks of podcast content in North America, which has over 300 exclusive podcast shows that produces over 300 episodes per week and has generated over 3.6 billion downloads during the year ended March 31, 2024. In April 2021, we announced an agreement with Samsung for all PodcastOne distributed content to be available via the Listen tab on Samsung TV.

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

On September 8, 2023, PodcastOne completed its spin out from the Company to become a standalone publicly traded company (the “Spin-Out”)) as a result of PodcastOne's direct listing on The NASDAQ Capital Market on such date.

Merchandise

Via the operations of CPS, we own and operate a group of web-oriented businesses specializing in the merchandise personalization industry. CPS develops, manufactures, and distributes personalized products for wholesale and direct-to-consumer distribution. CPS offers thousands of exclusive personalized gift items for family, home, seasonal holidays, and special events along with personalized jewelry.

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

Our Industry

Globally, its estimated that recorded music revenues increased to $28.6 billion in 2023, up 10.0% year over year. We believe that by 2030, global recorded music revenues will increase to $80 billion. Our addressable market includes streaming of live music and entertainment, Internet radio, audio downloadable music, podcasts and online VOD services. These markets are experiencing significant growth and now represent the majority of the music industry’s overall revenue, as physical and digital record sales have steadily declined. We both capitalize on these trends and provide additional earnings opportunities to industry stakeholders, including agents, managers, distributors, producers, labels, publishers, advertisers and social influencers (collectively, “Industry Stakeholders”).

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

Digital Music Streaming Industry

The addressable market for paid digital music streaming is large and growing, representing almost half of global music revenue. In 2023, streaming revenue was $19.3 billion or approximately 67% of global music sales, and we further expect paid streaming users to surpass 1.2 billion by 2030.

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

Podcasting Industry

The podcasting industry continues to benefit from both a broad audience, with attractive demographics and loyal listeners. According to Edison One and Triton Digital, an estimated 125 million people listened to a podcast each month in 2023 and is expected to reach 135 million in 2024. As podcast listening grows, the addressable market for podcast advertising spend continues to grow. PricewaterhouseCoopers estimated that podcast advertising spend was $2.8 billion in 2023 and is slated to reach $3.3 billion by 2024, annual growth of nearly 23% per their 2023 Global Entertainment and Media Outlook Report.

Technology

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

Members

We currently stream our music services for live events globally to music fans worldwide, and with users located in North America for our digital music streaming services. We are currently developing plans to expand our music presence internationally. Our music streaming customers include individual users and OEMs such as Tesla, Verizon, T-Mobile, and, to a lesser extent, advertisers and third-party licensees. In December 2021, we also launched LiveOne on Google's Android Automotive platform, a full-stack, open source, highly customizable software platform powering the vehicle's numerous safety, environmental, and infotainment systems, enabling implementers to differentiate and tailor the content experience specific to a brand's identity. Android Automotive continues to see wide adoption from virtually all the major automotive OEMs including Ford, GMC, Dodge, Chrysler, Volvo, Polestar, Ford, Lincoln, Chevrolet, Nissan, Volkswagen, Mitsubishi, and others. For the fiscal year ended March 31, 2024 and 2023, we had one single customer that represented approximately 51% and 44% of our total consolidated revenue in the period, respectively.

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

Approximately 56% and 53% of our revenue for the years ended March 31, 2024 and 2023, respectively, was from our membership services platform. We believe the data we generate from our platform will be valuable to Industry Stakeholders and the ability to reach our audience to market more efficiently to them products and services.

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

In addition, we also support B2B partnership integrations via application programming interfaces, web software development kits (“SDKs”), and other custom systems as necessary. We support unique content offerings and application versions dependent on the country. We’ve also developed a rich set of features for music, podcasts, video, and other user generated content. Collectively, these capabilities illustrate our technical excellence and provide the foundational architecture and knowledge base to continue innovating and building world-class experiences for both our B2C and B2B customers.

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

Social Sharing — With this social sharing functionality, app users are able to share content to Facebook, Instagram, X (formerly Twitter), TikTok, Email, by SMS text and more.

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

Pay-Per-View (“PPV”) — Due to the growing demand for digital-only events post COVID-19, we created our own PPV platform, which allows artists, venues, promoters and festivals to charge users direct for digital access to live events. We also expect our PPV platform to continue to grow substantially in the long term.

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

Our competitors include (i) broadcast radio providers, including terrestrial radio providers such as CBS and satellite radio providers such as Sirius XM, (ii) interactive on-demand audio content and pre-recorded entertainment, such as Apple Music, Amazon Music, Spotify and Pandora that allow listeners to stream music or select the audio content that they stream or purchase, (iii) podcast providers, including Amazon Music, Apple Music, Apple Podcasts, Spotify and iHeartMusic, (iv) large merchandise retailers, online and traditional specialty retailers, (v) other forms of entertainment, including Facebook, Twitch, Instagram, Google/YouTube and X (formerly Twitter), and (v) promoters and producers of content on mobile, online and AR/VR platforms such as Red Bull TV, Live Nation TV and independent content owners. Conversely, these content platforms can also become valuable distribution partners. For example, we have livestreamed our music festivals and events across Facebook, YouTube and Twitch, and partnered with iHeartMedia to livestream multiple iHeart-sponsored events across our music platform, and our podcasts are available on Spotify, Amazon Music, Apple Podcasts, and iHeartMusic, among others.

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

●

The Music Modernization Act (MMA) updated the copyright law to make statutory licensing more efficient for digital music providers. Under the new law, the U.S. Copyright Office has designated the Mechanical Licensing Collective, Inc. (The MLC) to collect and distribute mechanical royalty payments. As of January 1, 2021, LiveOne has a blanket license in place with the MLC that enables us to make all songs delivered by our recorded music label partners available to our users in our music service upon delivery, eliminating any need for further rights clearances, making our service more robust and current.

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

Workforce Composition

As of March 31, 2024, we had a total of 140 employees as well as other persons who provide to us consulting and other services, including through our subsidiaries. These employees represent the diverse and complex nature of LiveOne with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance.

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

Available Information

Our main corporate website address is www.liveone.com. Copies of our Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and our other reports and documents filed with or furnished to the SEC, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Secretary at our principal executive offices or by calling (310) 601-2505. All of our SEC filings are also available on our website at http://ir.liveone.com/ir-home as soon as reasonably practicable after having been electronically filed or furnished to the SEC. All of our SEC filings are also available at the SEC’s website at www.sec.gov.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before deciding whether to invest in our common stock. The occurrence of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by Russia's invasion of Ukraine, the Israel-Hamas War and any worsening of the global business and economic environment as a result.

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

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our ordinary shares and penny stock trading.
●	There is substantial doubt about our ability to continue as a going concern.
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

Risks Related to Our Company

●

For the years ended March 31, 2024 and 2023, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

●

We heavily depend on relationships with our Content Providers and other Industry Stakeholders and adverse changes in these relationships, could adversely affect our business, financial condition and results of operations.

●

We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and our Chief Financial Officer, Aaron Sullivan, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

●	Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.
●

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

●

We may not have the ability to repay the amounts then due under our senior ABL Credit Facility and/or Capchase Loan (each as defined below) at maturity and/or to the holders of our Series A Preferred Stock, which would have a material adverse effect on our business, operating results and financial condition.

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

Risks Related to Our PodcastOne Business

●

PodcastOne generates a substantial portion of it revenues from its podcast and advertising sales. If PodcastOne fails to maintain or grow podcasting and advertising and e-commerce merchandise revenue, our financial results may be adversely affected.

●	PodcastOne faces and will continue to face competition for listeners and listener listening time.
●	PodcastOne's business is dependent upon the performance of the podcasts and their talent.
●	If PodcastOne fails to increase the number of listeners consuming its podcast content, our business, financial condition and results of operations may be adversely affected.
●	PodcastOne's podcasting revenue and operating results are highly dependent on the overall demand for advertising.
●	PodcastOne relies on integrations with advertising platforms, demand-side platforms (“DSPs”), proprietary platforms and ad servers, over which we exercise very little control.

Risks Related to Our E-commerce Merchandising Business

●	Our business is affected by seasonality, which could result in fluctuations in our operating results.
●	We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.
●	Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Risks Related to our PPVOne Business

●

We may be unable to complete or we may abandon the proposed spin-out of PPVOne as a separate public company, and we may be unable to achieve some or all of the benefits that we expect to achieve from such transaction.

Risks Related to our Digital Festival and Events Business

●	Our success relies, in part, on the strength of our online festivals and events, and if any of them were to become less popular, our business could suffer.
●	We must match the innovation of our competitors.

Risks Related to the Ownership of Our Common Stock

●	The market price of our common stock may be highly volatile.
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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 51% of our consolidated revenue for the year ended March 31, 2024 and 44% of our consolidated revenue for the year ended March 31, 2023.

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

Tesla has also integrated Spotify Premium to the car’s in-dash touchscreen for its Model S, Model X and Model 3 vehicles. Tesla owners now have access to our music streaming services, Spotify and TuneIn natively. There is no assurance that our music streaming services will be available in every current and/or future Tesla model. Furthermore, our current and future competitors like Spotify, Apple Music, Tesla (if it becomes a native music service provider) and others may have more well-established brand recognition, more established relationships with, and superior access to festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers, podcast talent and podcast creators (collectively, “Content Providers”) and other Industry Stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. If we are unable to compete successfully for users against our competitors by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, membership fees and other revenue streams will suffer.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $13.3 million and $10.0 million for the fiscal years ended March 31, 2024 and 2023, respectively, and provided cash and used cash in operating activities of $6.8 million and $3.8 million for the fiscal years ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $238.7 million.

We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform and potentially making other accretive acquisitions, until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through our senior secured credit facility and the sale of equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We also expect a continued increase in our expenses associated with our operations as a publicly traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

There is substantial doubt about our ability to continue as a going concern

Our independent registered public accounting firm has issued an opinion on our audited financial statements included in this Annual Report that contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern because we have experienced recurring losses, negative cash flows from operations, and limited capital resources. These events and conditions indicate that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. The perception that we may not be able to continue as a going concern may have a material adverse effect on our share price and our ability to raise new capital (whether it is through the issuance of equity or debt securities or otherwise), enter into critical contractual relations with third parties and otherwise execute our business objectives. Until we can generate significant profit from operations and positive cash flow from operations, we expect to satisfy our future cash needs through debt and/or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may have to curtail some or all of our ongoing operations and/or liquidate some or all of our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

In addition to the foregoing, if our ordinary shares are ultimately delisted from Nasdaq and they trade on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our ordinary shares and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our ordinary shares are ultimately delisted from Nasdaq and then trade on the over-the-counter market at a price of less than $5.00 per share, our ordinary shares would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our ordinary shares and may affect the ability of investors to sell their shares, until our ordinary shares is no longer considered a penny stock.

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

If we fail to increase the number of users consuming our music and music-related video content on our platform, and/or the number of members to Slacker, our business, financial condition and results of operations may be adversely affected.

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

Our ability to attract and retain users and/or the number of members to Slacker is highly sensitive to rapidly changing public tastes in music and technology.

Our ability to attract and retain users and/or members to Slacker is highly sensitive to rapidly changing public tastes in music and technology and is dependent on our ability to maintain the attractiveness of our platform, content, technology and reputation as a place where quality online live music and music-related video content can be accessed and enjoyed. We will rely on the popularity of our Content Providers and the quality of their respective content to retain users and/or members to Slacker, secure sponsorships and to facilitate growth in revenue from advertising and e-commerce. Maintaining the popularity of our content will be challenging, and our relationship with music fans could be harmed for many reasons, including the quality and diversity of our online content, quality of the experience with a particular festival, event or club, our competitors developing relationships with more popular festivals, events or clubs or attracting talent from our businesses, adverse occurrences or publicity in connection with a festival, event or club and changes to public tastes that are beyond our control and difficult to anticipate. For example, if users and/or members to Slacker do not perceive our platform, including Slacker Radio, and their respective services to be original, entertaining, engaging, useful, reliable or trustworthy, we may be unable to attract and retain users and/or members to our network or Slacker and/or increase the frequency of users’ and Slacker’s members engagement with our platform. Additionally, any cancellation or delay in the number of podcasts, music festivals, concerts or other live music events that we have rights to stream or broadcast, or are otherwise associated with, may harm our reputation and make any related content less desirable to our users. A number of consumer-oriented music and/or tech websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user and member base. If our platform or content become less popular with music fans, our growth strategy would be harmed, which could in turn harm our business and financial results.

Our ability to attract and retain users and/or members to Slacker depends upon many additional factors both within and beyond our control. In addition to the popularity of our content, we believe that our ability to attract and retain users and/or members to Slacker depends upon many factors both within and beyond our control, including:

●

the popularity, usefulness, ease of use, performance and reliability of our platform, products and services, including Slacker, our LiveOne App and our PodcastOne application (“PodcastOne App”), compared to those of our competitors;

●	the timing and market acceptance of our platform, products and services, including Slacker, LiveOne App and PodcastOne App;

●	users’ and members' willingness to pay for membership rights to our and Slacker's platforms;

●	our ability to develop and monetize an effective strategy to attract advertisers and sponsor of our platform;

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with our Content Providers to provide new content for our network;

●	user and member concerns related to user privacy and our ability to keep user and member data secure;

●

changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	our ability to attract, retain and motivate talented employees, particularly engineers, designers and platform and content managers;

●	fluctuations in costs of content which we may be unwilling or unable to pass through to our users and members;

●	competitors’ offerings that may include more favorable terms than we offer in order to obtain agreements for new content or venue, festival or ticketing arrangements;

●

technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live streamed entertainment providers currently offer;

●	general economic conditions which could cause consumers to reduce discretionary spending;

●	our ability to develop and monetize an effective strategy to buildout our e-commerce revenue stream;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and the brand strength and awareness relative to our competitors.

In addition to attracting and retaining users and members, we will need to minimize user and member churn and attract lapsed users and members back to our platform and services, while ensuring that our user and member acquisition cost does not exceed user and member  life-time value.

If we are unable to attract and retain users and members, minimize user and member churn, fail to attract lapsed users and members and/or ensure that our user and member acquisition cost does not exceed our user and member life-time value, any of these factors could adversely affect our business, financial condition and results of operations.

Our ability to increase the number of our listeners (including members) depends in part on our ability to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers with products that integrate our service.

A key element of our strategy to expand the reach of our service and increase the number of our users (including members) and user/member hours spend on our platform is to establish and maintain relationships with automakers, automotive suppliers and consumer electronics manufacturers that integrate our service into and with their products. Working with certain third-party distribution partners, we currently offer listeners (including members) the ability to access our service through a variety of consumer electronics products used in the home and devices connected to or installed in automobiles. We intend to broaden our ability to reach additional listeners and members, and increase current listener (including member) hours, through other platforms and partners over time, including through direct integration into connected cars. However, product design cycles in consumer products and automotive manufacturing are lengthy, and we may not be able to achieve our goals in our desired timeframe, which could adversely impact our ability to grow our business.

Our existing agreements with partners in the automobile and consumer electronics industries generally do not obligate those partners to offer our service in their products. In addition, some automobile manufacturers or their supplier partners may terminate their agreements with us for convenience with minimal notice. Our business could be adversely affected if our automobile partners and consumer electronics partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. If we are forced to amend the business terms of our distribution agreements as a result of competitive pressure, our ability to maintain and expand the reach of our service and increase listener hours would be adversely affected, which would reduce our revenue and harm our operating results.

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

Our new platform features, services and initiatives, changes to existing features, services and initiatives and our plan to continue to increase the number of live events that we produce could fail to attract users and members, content partners, advertisers and platform partners or generate revenue.

Our new platform features, services and initiatives and changes to existing features, services and initiatives could fail to attract users and members, content partners, advertisers and platform partners or generate revenue. Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must constantly assess the playing field and determine whether we need to improve or re-allocate resources amongst our existing platform features and services or create new products (independently or in conjunction with third parties). Our ability to increase the size and engagement of our user and member base, attract content partners, advertisers and platform partners and generate revenue will depend on those decisions. We may introduce significant changes to our existing platform and services or develop and introduce new and unproven products and services, including technologies with which we have little or no prior development or operating experience. If new or enhanced platform features or services fail to engage users and members, content partners and advertisers, we may fail to attract or retain users and members or to generate sufficient revenue or operating profit to justify our investments, and our business and operating results could be adversely affected.

In addition, in the 2021 fiscal year, we started producing live events, including digital and PPV events, and expect to continue to produce digital and PPV events, which generated revenue and which we believe will enhance our attractiveness to users, content partners and advertisers. We hope to drive increased advertising to monetize our live events and our platform and services through advertising and sponsorship opportunities associated with live streaming and music-related content. In the future, we may invest in new products, product features, services and initiatives and may produce a greater number of live events to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate advertising and/or sponsorship opportunities and generate revenue from or able to monetize our new products or services and live events produced by us. If such strategic initiatives do not enhance our ability to monetize our existing platform and services, enable us to develop new approaches to monetization or meet the expectations of our users or third-party business partners, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

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

We face significant competition for advertiser spend. Substantially all of our revenue to date is generated through memberships to our music platform, sponsorships and ads on our website and mobile app, and advertising sales for PodcastOne’s podcasts. We compete against online and mobile businesses, including those referenced above, traditional media outlets, such as television, radio and print, for advertising budgets, and established podcast platforms. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Oath advertising platform and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. Slacker competes with platforms, such as Apple’s iTunes Music Store and Apple Music, Spotify, SiriusXM Satellite Radio, YouTube, Tidal, Napster and Amazon Prime that provide interactive on-demand audio content and pre-recorded entertainment. PodcastOne competes with podcast platforms, such as Apple Podcasts, Spotify and Amazon Music that distribute podcasts and other pre-recorded entertainment. In order to grow our revenues and improve our operating results, we will need to increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially larger resources, broader product and service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. If we are not able to compete effectively for users and advertisers spend, our business, financial condition and results of operations would be materially and adversely affected.

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

We receive sizable media coverage around the world. Unfavorable publicity regarding, for example, our brands, payments to music labels, publishers, artists and other copyright owners, our privacy practices, terms of service, service changes, service quality, litigation or regulatory activity, government surveillance, the actions of our Content Providers, the actions of our advertisers, the actions of our developers whose services are integrated with our services, the use of our services for illicit, objectionable or illegal ends, the quality and integrity of content streamed on our services or the actions of other companies that provide similar services to us, could materially adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could materially adversely affect our business, operating results and financial condition.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of ad-supported users, paid members and advertisers.

We have developed strong “Slacker” and "PodcastOne" brands and are developing what we hope to be a strong “LiveOne” brand in the future that we believe contributes and will contribute significantly to the success of our business. Maintaining, protecting and enhancing the “LiveOne”, "Slacker" and “PodcastOne” brands is critical to expanding our base of ad-supported users, paid members and advertisers, and will depend largely on our ability to continue to develop and provide an innovative and high-quality experience for our users and to attract advertisers, content owners, mobile device manufacturers, and other consumer electronic product manufacturers to work with us, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

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

Our trademarks, trade dress and other designations of origin are important elements of our brand. We have registered "LiveOne", “Slacker” and "PodcastOne" as a trademark in the United States and certain other jurisdictions around the world. Nevertheless, competitors or other companies may adopt marks similar to ours, or use our marks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion among our users. We cannot assure you that our trademark applications, even for key marks, will be approved. We may face opposition from third parties to our applications to register key trademarks in foreign jurisdictions in which we have expanded or may expand our presence. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. Whether or not our trademark applications are denied, third parties may claim that our trademarks infringe upon their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in those or other jurisdictions. Doing so could harm our brand or brand recognition and adversely affect our business, financial condition and results of operation.

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

We rely on a variety of operating systems, online platforms, hardware, and networks to reach our customers. These platforms range from desktop and mobile operating systems and application stores to wearables and intelligent voice assistants. The owners or operators of these platforms may not share our interests and may restrict our access to them or place conditions on access that would materially affect our ability to access those platforms. In particular, where the owner of a platform is also our direct competitor, the platform may attempt to use this position to affect our access to customers and ability to compete. For example, an online platform might arbitrarily remove our services from its platform, deprive us of access to business-critical data, or engage in other harmful practices. Online platforms also may unilaterally impose certain requirements that negatively affect our ability to convert users to the premium service, such as conditions that limit our freedom to communicate promotions and offers to our users. Similarly, online platforms may force us to use the platform’s payment processing systems which may be inferior to and more costly than other payment processing services available in the market.

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

We plan to expand into international markets in the future, which would subject us to risks associated with the legislative, judicial, accounting, regulatory, foreign exchange, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.

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

We are subject to governmental regulation, which may change from time to time, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations. Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies and procedures, both domestically and internationally, which may change from time to time. Our failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and subject us to additional liabilities. From time to time, federal, state and local authorities and consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. We may be required to incur significant legal expenses in connection with the defense of future governmental investigations and litigation.

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

Risks Related to Our Company

For the years ended March 31, 2024 and 2023, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal years ended March 31, 2024 and 2023, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting. See Item 9A. Controls and Procedures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2024, management identified material weaknesses in the following: (i) our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value were not adequately designed at a sufficient level of precision, which could have resulted in a material misstatement.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2023, management identified material weakness in the following: (i) our controls related to the preparation of the financial statements were not adequately designed to ensure the accuracy and completeness of amounts and disclosures and the classification between current and noncurrent liabilities, resulting in errors; (ii) our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value; (iii) our controls were not adequately designed to allow management to identify errors in the accounting for business combinations; specifically, these deficiencies resulted in errors related to the determination of purchase consideration, the classification of earnouts, and identification of income tax assets and liabilities resulting from business combinations; and (iv) our automated application controls and manual controls relating to revenue and inventory of CPS, including the posting of these transactions, sales returns, inventory overhead allocations, and inventory cutoff were not adequately designed, which could have resulted in a material misstatement.

For the fiscal year ended March 31, 2024 we failed to remediate all of the material weaknesses identified during the fiscal year ended March 31, 2023 and 2022, see Item 9A. Controls and Procedures. We may need to expend significant financial resources to remediate these material weaknesses. Beyond fiscal year ended March 31, 2024, we may not be able to remediate any current or future material weaknesses.

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

We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and our Chief Financial Officer, Vice President, Treasurer and Secretary, Aaron Sullivan, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

Our success depends, to a large degree, upon certain key members of our management, particularly our Chairman and Chief Executive Officer, Robert Ellin, and our Chief Financial Officer, Vice President, Treasurer and Secretary, Aaron Sullivan. Each of Messrs. Ellin and Sullivan have extensive knowledge about our business and our operations, and the loss of either of them or any other key member of our senior management (including senior management of Slacker and PodcastOne) would likely have a material adverse effect on our business and operations. We do not currently maintain a key-person insurance policy for either of Messrs. Ellin or Sullivan or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on live music and events, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of any of our executive officers could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of March 31, 2024 was $8.5 million net of fees and including any premiums or discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our debt agreements contain certain financial covenants, including maintaining a minimum cash amount at all times and achieving certain financial covenants and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. We may also incur significant additional indebtedness in the future.

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

We may not have the ability to repay the amounts then due under our senior ABL Credit Facility and/or Capchase Loan at maturity and/or to the holders of our Series A Preferred Stock, which would have a material adverse effect on our business, operating results and financial condition.

At maturity, the entire outstanding principal amount of our ABL Credit Facility and the Capchase Loan, will become due and payable by us. As of March 31, 2024, $7.7 million is due in fiscal 2025, $0.6 million due in fiscal 2026, and $0.1 million thereafter. If we are unable to extend the maturity of our ABL Credit Facility or refinance it with a new lender, we may not have the ability to repay the amounts then due under our ABL Credit Facility at maturity, under Capchase Loan at maturity and/or to the holders of our Series A Preferred Stock, which would have a material adverse effect on our business, operating results and financial condition.

Our failure to repay any outstanding amount under our ABL Credit Facility or the Capchase Loan would constitute a default under the applicable debt instruments. A default would increase the interest rate to the default rate under the applicable debt instruments or the maximum rate permitted by applicable law until such amount is paid in full. A default under the applicable debt instruments could also lead to and would likely constitute a default under agreements governing our future indebtedness, and would allow the senior lender to accelerate, after any applicable notice or grace periods, the outstanding principal amount then due to become immediately due and payable. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay our ABL Credit Facility, the Capchase Loan and/or make any cash payments required thereon and/or under the terms of our Series A Preferred Stock. Furthermore, upon the occurrence and during the continuation of any event of default, the senior secured lender shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral.

If we do not comply with the provisions of the ABL Credit Facility and/or the Capchase Loan, our lenders may terminate their obligations to us, accelerate their debt and require us to repay all outstanding amounts owed thereunder.

The ABL Credit Facility and the Capchase Loan contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement). If an event of default occurs and is continuing, the applicable lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,396.70. In February 2023, we settled the dispute and agreed to repay the judgement amount via 24 monthly payments with the last payment scheduled in February 2025, subject to accelerated payment(s) in the event we complete a future financing, subject to certain exceptions. As of March, 2024, we owed $2.4 million to SX under the settlement agreement. Our debt agreements with the providers of the ABL Credit Facility and Capchase Loan contain a covenant that if a material adverse change occurs in our financial condition, or if the senior secured lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we and Slacker fail to comply with the terms of our settlement agreement with SX, our senior credit facility provider may declare, which would then also allow Capchase to declare a default under their loan agreement with us,an event of default and at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed under the senior credit facility, which would materially adversely impact our business, operating results and financial condition. As of March 31, 2024, we were in full compliance with these debt covenants under the ABL Credit Facility and the Capchase Loan.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of March 31, 2024 was $8.5 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with ABL Credit Facility lender and the Capchase Loan lender contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders, terminate our existing debt agreements and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including a requirement to maintain a minimum cash amount at all times, and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or revenues to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We may also incur significant additional indebtedness in the future.

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

In addition to our current outstanding debt and notes, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. In June 2021, we entered into our current revolving senior credit facility, collateralized by all of the assets of our Company and our subsidiaries, which provides for up to $7.0 million in borrowing capacity. In August 2023, we entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which we borrowed $1.7 million (the “Capchase Loan”). The Capchase Loan is subordinated to the ABL Credit Facility. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. The senior credit facility also contains certain covenants, including maintaining a minimum cash amount at all times and is secured by substantially all of our and our subsidiaries’ assets.

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

Our Series A Preferred Stock bears a dividend of 12% per annum, is perpetual and has no maturity date and is convertible at any time at the option of a holder of Series A Preferred Stock (the “Holders”) into shares of our common stock at a price of $2.10 per share of common stock. At our option, the dividend may be paid in-kind; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds, Trinad Capital shall receive the dividend solely in kind.

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

Our revenue, margins and other operating results could vary significantly in the future from quarter-to-quarter and year-to-year and may fail to match our past performance due to a variety of factors, including many factors that are outside of our control, including, as a result of our acquisition of PodcastOne in July 2020 and CPS in December 2020, and our entry into the podcasting and the merchandise personalization industry. Factors that may contribute to the variability of our operating results and cause the market price of our common stock to fluctuate include:

●	the entrance of new competitors or competitive products in our market, whether by established or new companies;

●	our ability to retain and grow the number of our active user base and increase engagement among new and existing users;

●	our ability to maintain effective pricing practices, in response to the competitive markets in which we operate or other macroeconomic factors, such as inflation or increased product taxes;

●	our revenue mix, which drives gross profit;

●	seasonal or other shifts in festival, event, advertising and CPS revenue;

●	the timing of the launch of our new or updated festivals, products, platforms, channels, podcasts or features;

●	the addition or loss of popular content or talent;

●	the popularity of EDM and EDM festivals, events, concerts and clubs;

●	the popularity of podcasts and specifically our podcast content;

●

an increase in costs associated with protecting our intellectual property, defending against third-party intellectual property infringement allegations or procuring rights to third-party intellectual property.

Our gross margins are expected to vary across our offerings. Festival revenue has a lower gross margin compared to platform revenue derived through our arrangements with advertising, content distribution, billing and licensing activities. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in music taste, geographic or sales mix, price competition, or the introduction of new technology and EDM festivals. We may in the future strategically reduce our Slacker gross margin in an effort to increase our active accounts and/or maintain our OEM relationships and agreements. As a result, our membership revenue may not increase as consistently as it has historically, or at all, and, unless we are able to adequately increase our other revenues, and grow our active user and member base, we may be unable to maintain or grow our margins and revenues and our business will be harmed. If a reduction in margins does not result in an increase in our active user base and revenues, our financial results may suffer, and our business may be harmed.

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

We engage certain consultants to work for us. If the consultants that we utilize are characterized as employees and if we are deemed to be delinquent in our payroll taxes or incur other employment-related liabilities with respect to those consultants, we and our management team could incur significant liabilities.

We engage certain consultants to work for us in various aspects of our business. Although we believe that the consultants that we utilize in our business, as is customary to do so in our business, are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of independent contractors. We are aware of a number of judicial decisions and legislative proposals that could bring about major reforms in worker classification, including the California legislature’s passage of California Assembly Bill 5 (“AB 5”). AB 5 purports to codify a new test for determining worker classification that is widely viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Given AB 5’s recent passage, there is no guidance from the regulatory authorities charged with its enforcement, and there is a significant degree of uncertainty regarding its application. In addition, AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions, including New York, may enact similar laws. If such regulatory authorities or state, federal or foreign courts were to determine that our recording artists and songwriters are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our consultants are our employees could have a material adverse effect on our business, financial condition and results of operations. In addition to the taxes that we would be required to pay if we were required to remit payroll taxes for our consultants, and the payments that we would be required to make for other employment-related obligations, our operations would be severely disrupted and individual officers or members of our board of directors could be personally liable for certain of any assessments made. A government entity could potentially shut down our operations until such time as the payroll taxes were brought current. Such a shutdown could effectively push us into bankruptcy and an investor could lose all his or her investment in us.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of March 31, 2024, we owed $18.4 million in aggregate royalty payments to such PROs.

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

We are subject to cybersecurity risks to our systems, infrastructure, and technology, and data processed by us or third-party vendors.

Our business and operations involve the collection, storage, transmission, and other processing of personal data and certain other sensitive and proprietary data. Numerous organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We may in the future be a target for cybersecurity attacks designed to disrupt our operations or to attempt to gain access to our systems, data processed or maintained in our business, trade secrets, or other proprietary information or financial resources. Many of our personnel work remotely all or part of the time, which increases certain security risks. In addition, the risk of state-supported and geopolitical-related cybersecurity attacks is believed to be heightened in connection with the conflicts in Ukraine and the Middle East and any related political or economic responses and counter-responses.

We are at risk for interruptions, outages, and breaches of our operational systems, including business, financial, accounting, broadcast, data processing or production processes, as well as our security systems, in-product software and technology, and customer data. We use third parties to process some data on our behalf, and they face similar security risks. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against a target, we and the third parties on which we rely may be unable to anticipate or prevent these attacks, react in a timely manner or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-and security-related incidents. Such incidents could materially disrupt our systems, result in loss of intellectual property and misappropriation of trade secrets or other proprietary or competitively sensitive information, compromise the confidentiality, security, and integrity of our information, including employees’ personal information, and information of customers or others, jeopardize the security of our facilities, or affect the performance of our products. The loss, corruption, or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the impacted data. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate and otherwise respond to.

Although we have implemented and are in the process of implementing additional systems and processes that are designed to protect our data and systems within our control, prevent data loss, and prevent other security breaches and security incidents, these measures cannot guarantee security. The systems and infrastructure used in our business may be vulnerable to cyberattacks or security breaches or incidents, and third parties may be able to access data, including personal data and other sensitive and proprietary data or other sensitive and proprietary data, or such data otherwise may be subject to unauthorized use, disclosure, unavailability, modification, or other processing. Employee error, malfeasance or other errors in the storage, use or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident.

Any security breach or security incident impacting our systems or infrastructure, or data we or third parties on which we rely maintain or otherwise process, or any outages or other disruptions to systems used in our business, could interrupt our operations and result in the loss of or improper access to, or acquisition or disclosure of, data or a loss of intellectual property protection. Any such breach or incident, or the perception it has occurred, also may harm our reputation and competitive position, harm our product development and regulatory approval efforts, reduce demand for our products, damage our relationships with customers, partners, collaborators or others, and result in claims, demands, litigation, regulatory investigations and proceedings and significant legal, regulatory and financial exposure. Any such event may adversely affect our business, operating results, and financial condition. We expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

While we maintain insurance that may cover certain liabilities in connection with certain disruptions, security breaches, and incidents, our insurance policies may not be adequate to compensate us for the potential losses arising from any disruption in or, failure or security breach or incident of or impacting our systems or third-party systems where information important to our operations or product development is stored or processed. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Costs associated with, and our ability to obtain adequate insurance, could adversely affect our financial condition and profitability.

As a public company and due to our complex business operations, we face continuously increasing premiums, deductibles and challenges in connection with obtaining directors and officers, cyber security, errors and omissions insurance, employers' liability, transmission interruption, insurance property, casualty, liability, artist, business interruption and other insurance coverage for our Company and our subsidiaries. In addition, from time to time, we have been and may be in the future subject to legal proceedings and claims in the ordinary course of business. As a result, we may experience increased difficulty obtaining necessary insurance coverage and/or high policy limits of coverage at reasonable costs, including coverage for cyber security breaches, acts of terrorism and various litigation.

We cannot guarantee that our insurance policies coverage limits, including our directors and officers, cyber security, errors and omissions insurance, employers' liability, transmission interruption, insurance property, casualty, liability, artist, business interruption and other insurance policies, to the extent such are in place, would be adequate under the circumstances should one or multiple adverse events occur at or near any of our venues or events, or that our insurers would have adequate financial resources to pay our related claims. We cannot guarantee that adequate coverage limits will be available, offered at reasonable costs or offered by insurers with sufficient financial soundness. If adverse events that our insurance policies do not cover occur and result in a significant liability to us, our financial condition and results of operation could be adversely affected.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications industries at large. During the fiscal year ended March 31, 2024, we continued to see a more broad-based weakening in the global macroeconomic environment which impacted our commercial and enterprise markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world including as a result of Russia’s hostile activities in Ukraine, the Israel Hamas war, the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

Risks Related to Our Acquisition Strategy

We can give no assurances as to when we will consummate any future acquisitions or whether we will consummate any of them at all.

We intend to continue to build our business through strategic acquisitions, such as the recently completed acquisition of Drumify and Splitmind and pursue and consummate one or more additional acquisitions and to possibly use our remaining cash to fund any cash portion of the consideration we will pay in connection with those acquisitions. However, such additional acquisitions, may be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may be required to forfeit payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all.

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

As shown by our acquisitions of Slacker, PodcastOne, CPS, Drumify and Splitmind, acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty in integrating the operations of any businesses we may acquire in the future, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

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

In addition, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding the controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and when we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. For example, see “Item 3. Legal Proceedings” regarding our ongoing litigation with Wantickets and its principal. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

Risks Related to Technology and Intellectual Property

We rely heavily on technology to stream content and manage other aspects of our operations and on our CMS. The failure of any of this technology to operate effectively could adversely affect our business.

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

We currently own the www.liveone.com, www.livexlive.com, www.slacker.com, www.podcastone.com, www.personalizedplanet.com, www.limogesjewelry.com, www.drumify.com. www.splitmind.io, and various other domain names. Internet regulatory bodies generally regulate domain names. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our services within that country or, in extreme cases, to elect not to offer our services in that country. Either result could harm our business, operating results, and financial condition. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

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

Music contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we will engage with collection management organizations (“CMOs”) that hold certain rights to music interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be prevented from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation as well as negotiations between certain CMOs and other third parties in various territories could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs.

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

PodcastOne faces and will continue to face competition for listeners and their listening time.

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

Large internet companies with strong brand recognition, such as Facebook, Google, Amazon, and X (formerly Twitter), have significant numbers of sales personnel, substantial advertising inventory, proprietary advertising technology solutions, and traffic across web, mobile, and connected devices that provide a significant competitive advantage and have a significant impact on pricing for reaching these listener bases. Failure to compete successfully against our current or future competitors could result in the loss of current or potential advertisers, a reduced share of our advertisers’ overall marketing budget, the loss of existing or potential listeners, or diminished brand strength, which could adversely affect our pricing and margins, lower our revenue, increase our research and development and marketing expenses, and prevent us from achieving or maintaining profitability.

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

Risks Related to Our E-commerce Merchandising and Other E-commerce Business

We generate a portion of our revenues from our ecommerce merchandise sales. If we fail to maintain or grow our ecommerce merchandise sales revenue, our financial results may be adversely affected.

We generate portion of our revenues primarily from our CPS ecommerce merchandise sales. Our financial results could be adversely affected if we fail to maintain or grow our CPS ecommerce merchandise revenue in the future. In addition, if we fail to collect our receivables balance from our customers in our CPS ecommerce merchandising business, our financial results may be adversely affected.

CPS' business is affected by seasonality, which could result in fluctuations in our operating results.

CPS' merchandising business is affected by seasonality. Historically, CPS' generated higher sales revenues in the third fiscal quarter ending December 31. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal demand and change in preferences or popularity of certain of our merchandise. As a result, CPS' may not be able to accurately predict our quarterly sales. Accordingly, CPS' results of operations are likely to fluctuate materially from period to period. This seasonality, along with other factors that are beyond CPS' control, including general economic conditions, changes in consumer preferences, weather conditions, availability of inventory and transportation disruptions, could adversely affect our business and cause our results of operations to fluctuate. CPS' operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our CPS' business.

To meet anticipated demand for CPS’ products, CPS purchases certain materials, which it holds in inventory. There is a risk CPS may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair CPS’ image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if CPS underestimates consumer demand for its products or if its manufacturers fail to supply products that CPS requires at the time it needs them, CPS may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and consumer relationships and negatively impact its reputation. The difficulty in forecasting demand also makes it difficult to estimate CPS’ future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for CPS’ products could adversely affect its net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

CPS is subject to data security and privacy risks that could negatively affect our results, operations or reputation.

In addition to our own sensitive and proprietary business information, we and CPS collects transactional and personal information about our customers, which includes online distribution channels. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation; resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.

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

Significant merchandise returns could harm CPS' business.

CPS allows our customers to return products, subject to its return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, CPS modifies its policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. Some of its products require special handling and delivery. From time to time CPS' products are damaged in transit, which can increase return rates and harm its brand.

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

CPS faces intense competition and may not be able to compete successfully against existing or future competitors.

The e-commerce merchandise market is evolving rapidly and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. CPS currently competes with numerous competitors, including:

●	large merchandise retailers with or without discount departments, including Amazon.com, AliExpress (part of the Alibaba Group), eBay, Temu and Rakuten.com;

●	online specialty retailers; and

●	traditional general merchandise and specialty retailers.

We expect that existing and future traditional manufacturers and retailers will continue to add or improve their e-commerce offerings, and that CPS’ existing and future e-commerce competitors, including Amazon, will continue to increase their offerings and the ways in which they enable shoppers to purchase merchandise, including their mobile technology and the voice-activated shopping services offered by Amazon. Further, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and CPS may not be able to place its products on these sites to take advantage of their internal search platforms and some shoppers may begin their searches at these websites rather than utilize traditional search engines at all. Many of CPS’ competitors specialize in one or more of the areas in which we offer products. Competition from Amazon and from other competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition, greater access to capital and significantly greater financial, marketing and other resources than CPS does, affect CPS and have had and could continue to have a material adverse effect on our financial results, business and prospects.

CPS depends on its relationships with third parties, and changes in its relationships with these parties could adversely impact our net revenue and profits.

CPS relies on third parties to operate certain elements of its business. For example, carriers such as FedEx, UPS, DHL and the U.S. Postal Service deliver many of its small parcel products, and third party national, regional and local transportation companies deliver a portion of our large parcel products. As a result, CPS may be subject to shipping delays or disruptions caused by war, inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics (including the COVID-19 outbreak) or bioterrorism. CPS is also subject to risks of breakage or other damage during delivery by any of these third parties. CPS also uses and relies on other services from third parties, such as cloud computing services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. CPS may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by CPS’ telecommunications providers have in the past and may in the future interrupt its ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with CPS or may decide to take other actions that could harm its business. CPS may also determine that it no longer wants to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if CPS is not able to provide adequate customer support or other services or offerings, its customers could become dissatisfied and cease buying products through its sites, which would adversely affect our operating results.

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

Risks Related to our PPVOne Business

We may be unable to complete or we may abandon the proposed spin-out of PPVOne as a separate public company, and we may be unable to achieve some or all of the benefits that we expect to achieve from such transaction.

We believe that as a result of the proposed spin-out of PPVOne as an independent publicly-traded company (the “ PPV Spin-Out”), PPVOne will be able to, among other things, better focus on its financial and operational resources on its specific business, implement and maintain a capital structure designed to meet on its specific needs, design and implement corporate strategies and policies that are targeted to on its business, more effectively respond to industry dynamics and create effective incentives for on its management and employees that are more closely tied to its business performance. We also believe that the PPV Spin-Out will result in significant benefits to our Company and our stockholders as a result of unlocking the value we believe that PPVOne has as a standalone publicly traded company. In connection with the PPV Spin-Out, we may complete a special dividend of approximately of PPVOne’s common stock to our stockholders of record that are eligible to receive the special dividend (the “Special Dividend”). However, we may elect to abandon the PPV Spin-Out at any time and for any reason or no reason. Accordingly, we cannot assure you that we will be able to complete it or that we will proceed with the PPV Spin-Out or the Special Dividend due to many factors outside of our control.

In addition, by separating from LiveOne, PPVOne may be more susceptible to market fluctuations and have less leverage with its talent, customers, vendors and other service providers, and PPVOne may experience other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect PPVOne to achieve as an independent company in the time we expect, if at all. The completion of the PPV Spin-Out and the Special Dividend, if any, will also require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business.

PPVOne’s common stock may not be eligible for listing on any national securities exchange.

PPVOne’s common stock is not currently quoted or listed on any national securities exchange, marketplace or any other over-the-counter market, and may never be quoted or listed in the future. If we determine to complete the PPV Spin-Out, we intend to apply to have PPVOne’s common stock on a national securities exchange as soon as we are eligible to do so following the preparation, filing and consummation of applicable steps and documents related to the proposed PPV Spin-Out. However, we cannot assure you that PPVOne will meet the initial listing standards of any other national securities exchange at any time in the future. In addition, even if PPVOne does obtain such a listing, there can be no assurance that it will be able to maintain such listing in the future. As a result, PPVOne’s investors may find it difficult to buy or sell or obtain accurate quotations for their common stock, and their shares may be less attractive for margin loans and for investment by larger financial institutions. These factors may have an adverse impact on the trading and price of our common stock.

Our Company’s and PPVOne’s debt agreements contain certain provisions requiring the consent of our senior lender and certain conditions to be satisfied in order for us to complete the PPV Spin-Out. If these consents are not obtained or such conditions are not satisfied, we may be in breach of such agreements, and we may not be able to consummate the proposed PPV Spin-Out.

Our Company’s and PPVOne’s debt agreements and our Series A Preferred Stock issuance documents contain certain provisions that require the consent of our senior lenders and for certain conditions to be satisfied in order for us to complete the proposed Spin-Out, and to determine the amount of the Special Dividend, if any, and our stockholders Special Dividend eligibility. In addition, we will be required to comply with applicable rules and regulations to consummate the proposed PPV Spin-Out. For example, our senior lender will need to specifically consent to the Special Dividend, if any, and the amount thereof and proposed PPV Spin-Out. Furthermore, we agreed not to effect the proposed PPV Spin-Out unless immediately following such event we own no less than 66% of PPVOne’s equity, unless otherwise permitted by the written consent of the holders of our Series A Preferred Stock. Failure to obtain such consents on commercially reasonable and satisfactory terms, or at all, may cause us to be in breach of such agreements and we may not be able to consummate the proposed PPV Spin-Out and the Special Dividend, if any.

Risks Related to our Digital Festivals and Events Business

Our success relies, in part, on the strength of our online festivals and events, and if any of them were to become less popular, our business could suffer.

In 2020, we launched in-house our new annual digital festival, Music Lives, and digital streaming series and events, Music Lives ON and LiveOne Presents. Our online festival and events growth strategy relies on the strength of these brands to attract customers to our festivals and events, through attendance to our online digital properties. We also rely on the strength of these brands to secure sponsorships and marketing partners and to facilitate growth in revenue from the sale of music and other content, as well as advertising on our online properties. Maintaining the strength of our online festivals,  and events businesses will be challenging, and our relationship with our fans could be harmed for many reasons, including the quality of the experience at a particular online festival or event, our competitors developing more popular events or attracting talent from our businesses, adverse occurrences or publicity in connection with an event and changes to public tastes that are beyond our control and difficult to anticipate. If our key properties become less popular with consumers within the particular music community, such as electronic music culture (“EMC”), our growth strategy would be harmed, which could in turn adversely affect our business and financial results.

Maintaining the popularity of our online festivals, and events requires that we anticipate consumer preferences and offer attractions that appeal to the music community, including EMC. Our customers’ preferences and tastes for these attractions can change and evolve rapidly, and our competitors actively seek to provide new and compelling experiences at their events. If we fail to anticipate or respond quickly to changes in public taste, our online festivals and events and related offerings may become less attractive to consumers.

It is possible that the popularity of electronic music and the EMC community will not continue their current growth or even decline.

A substantial part of our online festival and events business focuses on the broad market for electronic music and the EMC community, including electronic music festivals and events, sponsorships and e-commerce. Accordingly, our growth strategy is dependent upon the continued growth of the popularity of electronic music and the EMC community, however, this growth is subject to the whims of public taste, which may change over time and may be beyond our control. While interest in electronic music has increased significantly over the past few years, this increased interest may not continue, and it is possible that the public’s current level of interest in electronic music will decline. If either were to happen, the demand for and interest in EMC festivals and events and our online properties could fail to meet our expectations or even decline. This could have a material adverse effect on our business and financial results.

The number of EMC festivals and events may grow faster than the public’s demand, which could make it difficult for us to attract customers to our online festivals and events.

With the growing EMC community, there has been a significant increase in the number of EMC festivals and events due to the creation of new events and the expansion of existing events, both in geography and duration. Our growth strategy includes increasing the number of online EMC festivals and events we produce each year. It is possible that the proliferation of EMC festivals and events will outpace demand.

In addition, competition for advertising marketing partners, and sponsorships may lead to fewer business partners at our online events or lower compensation, with a resulting decrease in revenue. Our competitors may offer increased guarantees to artists and more favorable terms and ticketing arrangements to other parties, which we may be unwilling or unable to match. Even if we are willing to match our competitors’ terms, the profitability of our events could decline.

If we are forced to cancel or postpone all or part of a scheduled festival or event, our business may be adversely impacted, and our reputation may be harmed.

We incur a significant amount of up-front costs when we plan and prepare for an online festival or event. Accordingly, if a planned festival or event is canceled, we would lose a substantial amount of sunk costs, fail to generate the anticipated revenue and may be forced to issue refunds for tickets sold. If we are forced to postpone a planned festival or event, we would incur substantial additional costs in connection with our having to stage the event on a new date, may have reduced attendance and revenue and may have to refund money to ticketholders. In addition, any cancellation or postponement could harm both our reputation and the reputation of the particular online festival or event. We could be compelled to cancel or postpone all or part of an event or festival for many reasons, including such things as low ticket sales and technical problems, as well as extraordinary incidents, such as pandemics, terrorist attacks, mass-casualty incidents and natural disasters or similar events.

We must match the innovation of our competitors.

There is currently a tremendous amount of innovation among EMC-focused businesses, including the different experiential aspects of online festivals and other performances. These include things such as video presentations, lighting, special effects, sets and other creative elements. Businesses in the EMC industry compete, in part, based on their ability to provide experiences for their audiences that are both cutting edge and compelling. Innovation in our industry is taking place both at the companies that produce festivals and events, as well as at smaller companies that are retained by producers and performers to create artistic elements to accompany the music and enhance the experience of the fans. We must be able to match the quality and inventiveness of these competitors at our own online festivals and events. If we fail to do so, it could lead to reduced demand for tickets to our online festivals and events, harm our reputation or the reputation of our online festivals and events and adversely affect our business and financial results.

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

As of March 31, 2024, the shares of our Series A Preferred Stock are convertible into approximately 11.6 million shares of our common stock. The conversion of some or all of the shares of our Series A Preferred Stock into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

●	issuance of our equity or debt securities, or disclosure or announcements relating thereto;

●	the lack of a meaningful, consistent and liquid trading market for our common stock;

●	additional shares of our common stock being sold into the market by us or our stockholders or the anticipation of such sales;

●	our convertible debt securities being converted into equity or the anticipation of such conversion;

●	announcements by us or our competitors of significant events or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in operating performance and stock market valuations of companies in our industry;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	expiration of the lock-up period, as more fully discussed below;

●	lawsuits threatened or filed against us;

●	regulatory developments in the United States and foreign countries; and

●	other events or factors, including those resulting from impact of war or incidents of terrorism, other epidemics, or responses to these events.

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

We have announced that our senior management and/or board of directors has authorized the repurchase up to approximately $10 million worth of shares of our outstanding common stock from time to time, subject to a portion of the repurchase program being approved by our board of directors and any other applicable approvals and consents, which LiveOne fully expects to obtain. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

Our Chairman and Chief Executive Officer and stockholders affiliated with him own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Mr. Ellin, our Chief Executive Officer and Chairman, and his affiliates beneficially owned approximately 21% of shares of our common stock issued and outstanding as of May 31, 2024 (not including Mr. Ellin’s options which have an exercise price substantially above the market price of our common stock as of the date of this Annual Report). Therefore, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2023, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We perform a formal risk assessment each year. As part of our risk assessment, we consider the potential for cybersecurity threats, including but not limited to interruptions, outages and breaches to its operational and financial systems. We have policies, processes, internal controls and tools to assess, identify, and manage material risks from potential cybersecurity threats. We utilize a combination of cybersecurity awareness training, manual processes, specialized software and automated tools, and third-party assessments to build our cybersecurity program. We engage third-party service providers, with significant information technology and cybersecurity experience, to assist with designing, implementing and managing our information technology infrastructure and cybersecurity program. We are also currently developing a cybersecurity incident response plan that establishes a formal framework for responding to cybersecurity incidents, including defining what constitutes a reportable cybersecurity incident; establishing specific escalation and communication channels; identifying parties responsible for managing and responding to each incident; and other preparedness and response activities.

Governance

The Audit Committee of our board of directors provides oversight over our internal control program, including the adequacy and effectiveness of our information technology infrastructure and cybersecurity program. Each quarter, our management provides updates to the Audit Committee regarding our internal control program, including any significant changes to its information technology infrastructure or cybersecurity program. Our management also reports any material risks from cybersecurity threats to the Audit Committee. Our management periodically provides the Audit Committee with updates on cybersecurity risks and/or trends.

Our management team, specifically our Chief Executive Officer and Chief Financial Officer, are responsible for the day-to-day administration of our business operations, including our risk management of cybersecurity risks. Our management is responsible for the design and implementation of policies, processes and internal controls to manage our cybersecurity risks. Our management team regularly meets with their information technology resources, including our third-party service providers, to ensure that we are appropriately positioned to manage our cybersecurity risks. Our management team also sponsors periodic cybersecurity awareness training for employees.

As of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For further discussion of the cybersecurity risks, see “Part I—Item 1A. Risk Factors,” specifically the risk titled "We are subject to cybersecurity risks to our systems, infrastructure, and technology, and data processed by us or third-party vendors.” No matter how well designed or implemented our internal controls are, we will not be able to anticipate all cybersecurity threats, and we may not be able to implement effective preventive or detective measures against such security breaches in a timely manner. While we maintain insurance that may cover certain liabilities in connection with certain disruptions, security breaches, and incidents, there can be no guarantee that our insurance coverage will be adequate to compensate us for the potential losses.

Item 2. Properties

Effective January 1, 2021, our principal executive offices are located at 269 S. Beverly Drive, Suite #1450, Beverly Hills, CA 90212. We intend to combine all of our Los Angeles-based operations under one address. PodcastOne leases its Los Angeles premises located at 335 North Maple Drive, Suite 127, Beverly Hills, CA 90210, under an operating lease which expired on December 31, 2020 and is currently month to month. On December 22, 2020, we acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, which expires on June 30, 2024. We believe that each of these properties are in good condition and suitable for the conduct of our business. We do not own any real property.

Item 3. Legal Proceedings

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 15 - Commitments and Contingencies, to the consolidated financial statements included in Item 8. Financial Statement and Supplementary Data, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock have been trading publicly on The NASDAQ Capital Market (“Nasdaq”) under the symbol “LVO” since October 6, 2021.

Number of Holders

As of June 24, 2024, there were 402 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding securities authorized for issuance under equity compensation plans.

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

Issuances of Shares, Options and Restricted Stock Units to Consultants, Employees, and Vendors

Fiscal Year 2024

During the fiscal year ended March 31, 2024, we issued an aggregate of 2,855,298 shares of our common stock to our consultants, employees, and vendors.

Fiscal Year 2023

During the fiscal year ended March 31, 2023, we issued an aggregate of 2,676,611 shares of our common stock to our consultants, employees, and vendors.

Fiscal Year 2022

During the fiscal year ended March 31, 2022, we issued an aggregate of 3,618,731 shares of our common stock to our consultants, employees, and vendors.

Issuance of Securities in Private Offerings for Cash

Fiscal Years 2024, 2023 and 2022

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of May 31, 2024, our board of directors and/or management has authorized the repurchase up to an aggregate of $10.0 million worth of shares of our and/or PodcastOne’s outstanding common stock from time to time, of which $2.5 million is subject to approval of our board of directors. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

The following table summarizes our purchases of securities for each month during the period of January 1, 2024 to March 31, 2024:

(d)
			(c)	Maximum number
			Total	(or approximate
			number of shares	(dollar value) of
			(or units)	shares
		(b)	purchased as	(or units)
	(a)	Average	part of publicly	that may yet
	Total	price paid	announced	be purchased
	number of shares	per share	plans	under the plans
Period	(or units) purchased	(or unit)	or programs	or programs*
January 1, 2024 – January 31, 2024	170,812	$1.40	2,458,531	1,422,251
February 1, 2024 – February 28, 2024	214,004	$1.61	2,672,535	1,208,247
March 1, 2024 – March 31, 2024	152,811	$1.97	2,825,346	1,055,436
Total (January 1, 2024 – March 31, 2024)	537,627	$1.65	2,825,346	1,055,436

* Does not include a $2.5 million increase to our repurchase program announced by us in September 2023, which is subject to approval of our board of directors, pursuant to which we may repurchase shares of our and/or PodcastOne’s common stock.

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

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2024, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of Internet radio, podcasting and music-related streaming and live music and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as three operating segments: PodcastOne, Slacker and our Media Group. Our Audio Group consist of our PodcastOne and Slacker subsidiaries, and our Media Group consists of our remaining subsidiaries. Our senior management regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. In prior fiscal years we generated a majority of our revenue primarily through membership services from our streaming radio and music services, and to a lesser extent through advertising and licensing across our music platform. In May 2020, we launched a new pay-per-view (“PPV”) offering enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS.

For the fiscal years ended March 31, 2024 and 2023, we reported revenue of $118.4 million and $99.6 million, respectively. For the years ended March 31, 2024 and 2023, one customer accounted for 51% and 44% of our consolidated revenues, respectively.

Fiscal 2024 Significant Transactions

Spin-Out of PodcastOne

On September 8, 2023, PodcastOne completed its Spin-Out” as a result of its direct listing on The NASDAQ Capital Market on such date. In connection with such completed Qualified Event, all of the remaining PC1 Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of PodcastOne’s common stock.

Basis of Presentation

Our consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the fiscal year ended March 31, 2023, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our consolidated financial statements for the year ended March 31, 2024.

Opportunities, Challenges and Risks

For our fiscal year ended March 31, 2024, we derived 56% of our revenue from paid memberships and the remainder from advertising, ticketing, sponsorship, merchandising and licensing. During fiscal year ended March 31, 2024, we (i) delivered live events digitally live streamed across our platform, (ii) increased our sponsorship revenue from online events when compared to prior fiscal years and (iii) had revenue from our PPV platform for an entire year, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the fiscal year ended March 31, 2024 was comprised of 56% from paid members, 37% from advertising and 7% from merchandise.

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

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2024, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our member base in a cost effective manner, continue to develop and deploy quality and innovative new music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television, OTT and social channels, deploying new services for our members, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne, CPS, Drumify and Splitmind are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2025, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

As our platform matures, we also expect our Contribution Margins*, adjusted earnings before income tax, depreciation and amortization (“Adjusted EBITDA”)* and Adjusted EBITDA Margins* to improve in the near and long term, which are non-GAAP measures as defined in section following below titled, “Non-GAAP Measures”. Historically, our live events business has not generated enough direct revenue to cover the costs to produce such events, and as a result generated negative Contribution Margins*, Adjusted EBITDA*, Adjusted EBITDA Margins* and operating losses. Historically, we produced and digitally distributed the live music performances of many of these large global music events to fans all around the world. Beginning in late March 2020, the COVID-19 pandemic had an adverse impact on our on-premise live events and festivals. With the elimination of any fan-attended music events, festivals and concerts, we shifted our operating model beginning in April 2020 towards self-producing live music events that were 100% digital (e.g., artists not performing in front of live fans and solely for digital distribution).

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

For the majority of our agreements with festival owners, we acquire the global broadcast rights. Moreover, the digital rights we acquire principally include any format and screen, and where applicable, future rights to VR and AR. For the Year ended March 31, 2024 and 2023, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 51% and 44% of our consolidated revenue. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond March 31, 2024 could cause our revenue to fluctuate significantly.

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

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended	Year Ended
	March 31,	March 31,
	2024	2023
Revenue:	$118,440	$99,611

Operating expenses:
Cost of sales	86,391	66,782
Sales and marketing	7,838	8,302
Product development	4,681	5,136
General and administrative	22,268	15,877
Impairment of intangible assets	115	1,356
Amortization of intangible assets	1,815	4,342
Total operating expenses	123,108	101,795
Loss from operations	(4,668)	(2,184)

Other income (expense):
Interest expense, net	(4,366)	(7,341)
Loss on extinguishment of debt	-	(1,034)
Other expense	(4,159)	605
Total other expense, net	(8,525)	(7,770)

Loss before income taxes	(13,193)	(9,954)

Income tax provision	118	65
Net loss	$(13,311)	$(10,019)

Net loss per share – basic and diluted	$(0.14)	$(0.12)

Weighted average common shares – basic and diluted	87,617,392	84,772,708

The following table provides the depreciation expense included in the above line items (in thousands):

			% Change
	Year Ended March 31,		2024 vs.
	2024	2023	2023
Depreciation expense
Cost of sales	$144	$115	25%
Sales and marketing	209	188	11%
Product development	1,764	2,405	-27%
General and administrative	1,175	920	28%
Total depreciation expense	$3,292	$3,628	-9%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

			% Change
	Year Ended March 31,		2024 vs.
	2024	2023	2023
Stock-based compensation expense:
Cost of sales	$1,664	$1,090	53%
Sales and marketing	968	23	4109%
Product development	734	292	151%
General and administrative	4,599	2,551	80%
Total stock-based compensation expense	$7,965	$3,956	101%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended March 31,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	73%	67%
Sales and marketing	7%	8%
Product development	4%	5%
General and administrative	19%	16%
Impairment of intangible assets	0%	1%
Amortization of intangible assets	2%	5%
Total operating expenses	104%	102%
Loss from operations	-4%	-2%
Other expense	-7%	-8%
Loss before income taxes	-11%	-10%
Income tax provision (benefit)	-%	-%
Net loss	-11%	-10%

Revenue

Revenue was as follows (in thousands):

			% Change
	Year Ended March 31,		2024 vs.
	2024	2023	2023
Membership services	$66,182	$52,388	26%
Advertising	43,729	35,143	24%
Merchandising	8,271	10,830	-24%
Sponsorship and licensing	126	429	-71%
Ticket/Event	132	821	-84%
Total Revenue	$118,440	$99,611	19%

Membership Revenue

Membership revenue increased by $13.8 million, or 26%, to $66.2 million for the year ended March 31, 2024, as compared to $52.4 million for the year ended March 31, 2023. The increase was primarily as a result of member growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased by $8.6 million, or 24%, to $43.7 million during the year ended March 31, 2024, as compared to $35.1 million the year ended March 31, 2023, which is primarily due to growth in advertising at PodcastOne year-over-year.

Merchandising

Merchandising revenue decreased by $2.6 million, or 24%, to $8.3 million for the year ended March 31, 2024, as compared to $10.8 million for the year ended March 31, 2023 due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $0.3 million, or 71%, to $0.1 million from $0.4 million for the year ended March 31, 2024 as compared to the year ended March 31, 2023. The decrease was primarily driven by the decrease in events held by us during the fiscal year ended March 31, 2023, with no comparable event held during the year ended March 31, 2024.

Ticket/Event

Ticket/Event revenue decreased by $0.7 million, or 84%, to $0.1 million for the year ended March 31, 2024, as compared to $0.8 million for the year ended March 31, 2023. The decrease was driven by the lack of in-person events during the current year.

Cost of Sales

Cost of sales was as follows (in thousands):

			% Change
	Year Ended March 31,		2024 vs.
	2024	2023	2023
Membership	$42,121	$29,556	43%
Advertising	38,065	30,149	26%
Production	(288)	(438)	-34%
Merchandising	6,493	7,515	-14%
Total Cost of Sales	$86,391	$66,782	29%

Membership

Membership cost of sales increased by $12.6 million, or 43%, to $42.1 million for the year ended March 31, 2024, as compared to $29.6 million for the year ended March 31, 2023. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales increased by $7.9 million, or 26%, to $38.1 million for the year ended March 31, 2024, as compared to $30.1 million for the year ended March 31, 2023. The increase was primarily due to an increase in revenue share expense compared to the prior year period and is line with the increase in revenue for the period.

Production

Production cost of sales increased by $0.2 million, or 34%, to a credit of $0.3 million for the year ended March 31, 2024, as compared to a credit of $0.4 million for the year ended March 31, 2023. The increase was primarily due to us settling past amounts owed for vendors, therefore credits were recorded during the prior period.

Merchandising

Merchandising cost of sales decreased by $1.0 million, or 14%, to $6.5 million for the year ended March 31, 2024, as compared to $7.5 million for the year ended March 31, 2023. The decrease was due to the corresponding decrease in revenue noted above.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

			% Change
	Year Ended March 31,		2024 vs.
	2024	2023	2023
Sales and marketing expenses	$7,838	$8,302	-6%
Product development	4,681	5,136	-9%
General and administrative	22,268	15,877	40%
Amortization of intangible assets	1,815	4,342	-58%
Impairment of intangible assets	115	1,356	-92%
Total Other Operating Expenses	$36,717	$35,013	5%

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.5 million, or 6%, to $7.8 million for the year ended March 31, 2024, as compared to $8.3 million for the year ended March 31, 2023. The decrease was largely due to lower salaries and wages of $0.5 million.

Product Development

Product development expenses decreased by $0.5 million, or 9%, to $4.7 million for the year ended March 31, 2024, as compared to $5.1 million for the year ended March 31, 2023. The decrease was primarily due to headcount reductions in the year ended March 31, 2024.

General and Administrative

General and administrative expenses increased by $6.4 million, or 40%, to $22.3 million for the year ended March 31, 2024, as compared to $15.9 million for the year ended March 31, 2023. The increase was largely due to an increase in share-based compensation of $1.7 million, an increase of $1.0 million in bad debt expense attributed to the bankruptcy of a merchandise retail partner and a $3.7 million increase primarily driven by the increase of professional services as a result of completing the spin-off of PodcastOne in September 2023.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $2.5 million, or 58%, to $1.8 million for the year ended March 31, 2024, as compared to $4.3 million for the year ended March 31, 2023. The decrease was primarily due to intangible assets becoming fully amortized in the prior year.

Impairment of Intangible Assets

Impairment of intangible assets decreased $1.2 million, or 92%, to $0.1 million for the year ended March 31, 2024, as compared to $1.4 million for the year ended March 31, 2023, which is attributed to the impairment within our Media Group for the year ended March 31, 2024 and React Presents acquisition for the year ended March 31, 2023 (see Note 6 – Goodwill and Intangible Assets).

Total Other Expense, Net

			% Change
	Year Ended March 31,		2024 vs.
	2024	2023	2023
Total other expense, net	$(8,525)	$(7,770)	10%

Total other expense, net increased by $0.8 million, or 10%, to $8.5 million for the year ended March 31, 2024, as compared to $7.8 million for the year ended March 31, 2023. The decrease was due to an increase in other income of $1.6 million from the prior year period as a result of the settlement of an acquisition earnout in the prior period partially offset by increased interest expense primarily attributable to accretion of interest on our debt discounts related to the PC1 Bridge loan in the prior period. The increase can also be attributed to $4.5 million change in the fair value of derivatives.

Business Segment Results

Year Ended March 31, 2024, as compared to Year Ended March 31, 2023

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2024	2023	% Change
Revenue	$43,302	$34,645	25%

Cost of Sales	37,326	27,579	35%
Sales & Marketing, Product Development and G&A	9,500	8,224	16%
Intangible Asset Amortization	897	99	806%
Operating Income (Loss)	$(4,421)	$(1,257)	252%
Operating Margin	(10)%	-4%	-7%
Adjusted EBITDA*	$501	$428	17%
Adjusted EBITDA Margin*	1%	1%	0%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $8.7 million, or 25%, during the year ended March 31, 2024, primarily due to increased advertising.

Operating Loss

Operating loss increased by $3.1 million or 252%, for the year ended March 31, 2024, as the increase in revenue was lower than the increase in operating expenses due to growing the business and the Spin-Out costs.

Adjusted EBITDA

Adjusted EBITDA increased by $0.1 million, or 17%, to $0.5 million for the year ended March 31, 2024, as compared to $0.4 million for the year ended March 31, 2023. This was largely due to a decrease in general and administrative costs.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2024	2023	% Change
Revenue	$ 65,959	$ 52,203	26%

Cost of Sales	42,867	32,126	33%
Sales & Marketing, Product Development and G&A	8,393	6,985	20%
Intangible Asset Amortization	358	3,652	-90%
Operating Income (Loss)	$ 14,341	$ 9,440	52%
Operating Margin	22%	18%	4%
Adjusted EBITDA*	$ 20,553	$ 17,766	16%
Adjusted EBITDA Margin*	31%	34%	-3%

Revenue

Revenue increased $13.8 million, or 26%, during the year ended March 31, 2024, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Loss

Operating income increased by $4.9 million, or 52%, for the year ended March 31, 2024, as the increase in revenue was higher than the increase in operating expenses as no significant increases in cost were noted.

Adjusted EBITDA

Adjusted EBITDA increased by $2.8 million, or 16%, to $20.6 million for the year ended March 31, 2024, as compared to $17.8 million for the year ended March 31, 2023. This was largely due to one-time settlements of accrued expenses in the prior year.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2024	2023	% Change
Revenue	$9,179	$12,763	-28%

Cost of Sales	6,197	7,077	-12%
Sales & Marketing, Product Development and G&A	8,574	7,636	12%
Intangible Asset Amortization	676	1,947	-65%
Operating Income (Loss)	$(6,268)	$(3,897)	61%
Operating Margin	-68%	-31%	-38%
Adjusted EBITDA*	$(3,888)	$(224)	1636%
Adjusted EBITDA Margin*	-42%	-2%	-41%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $3.6 million, or 28%, to $9.2 million during the year ended March 31, 2024, as compared to $12.8 million for the year ended March 31, 2023, primarily due to a decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Loss

Operating loss increased by $2.4 million, or 61%, to $6.3 million for the year ended March 31, 2024 from $3.9 million for the year ended March 31, 2023, as a result of a decrease in contribution margin coupled with the increase in expenses due to an increase in general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA loss increased by $3.7 million, or 1,636%, to $3.9 million loss for the year ended March 31, 2024, as compared to a $0.2 million loss for the year ended March 31, 2023. This was largely due to the decrease in revenue compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			% Change
	Year Ended March 31,		2024 vs.
	2024	2023	2023
Sales & Marketing, Product Development, and G&A	$8,321	$6,470	-29%
Operating Loss	$(8,321)	$(6,470)	-29%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(6,189)	$(7,040)	12%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA

Operating Loss

Operating loss increased by $1.9 million, or 29%, to $8.3 million for the year ended March 31, 2024, as compared to $6.5 million for the year ended March 31, 2023, largely due to an increase in legal and accounting costs.

Adjusted EBITDA

Corporate Adjusted EBITDA loss decreased $0.8 million, or 12%, to a $6.2 million loss for the year ended March 31, 2024 as compared to $7.0 million loss for the year ended March 31, 2023. The decrease was largely due to the reduction of employee and employee-related expenses.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the year ended March 31 (in thousands):

				Non-
				Recurring
	Net	Depreciation		Acquisition and	Other
	Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Year Ended March 31, 2024
Operations – PodcastOne	$(14,732)	$1,148	$3,483	$881	$9,666	$55	$501
Operations – Slacker	13,382	2,926	1,684	1,026	1,535	-	20,553
Operations – Media	(1,397)	1,134	672	457	(4,754)	-	(3,888)
Corporate	(10,564)	14	2,126	94	2,078	63	(6,189)
Total	$(13,311)	$5,222	$7,965	$2,458	$8,525	$118	$10,977

Year Ended March 31, 2023
Operations – PodcastOne	$(6,967)	$323	$1,001	$939	$5,132	$-	$428
Operations – Slacker	9,186	6,789	802	197	792	-	17,766
Operations – Media	(2,800)	2,348	319	(262)	144	27	(224)
Corporate	(9,438)	22	1,834	(1,198)	1,702	38	(7,040)
Total	$(10,019)	$9,482	$3,956	$(324)	$7,770	$65	$10,930

The following table sets forth the reconciliation of gross profit, the most comparable GAAP financial measure to Contribution Margin for the years ended March 31, 2024 and 2023 (in thousands):

	Year Ended
	March 31,
	2024	2023

Revenue:	$118,440	$99,611
Less:
Cost of sales	(86,391)	(66,782)
Amortization of developed technology	(3,009)	(3,300)
Gross Profit	29,040	29,529

Add back amortization of developed technology:	3,009	3,300
Contribution Margin	$32,049	$32,829

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

From time to time we enter into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. Services received are charged to expense in the same manner.

Merchandise Revenue

Revenue is recognized upon the transfer of control to the customer. We recognize revenue and measure the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. Our customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30-60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. We record a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2024 and 2023, was less than $0.1 million, respectively.

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

We evaluate the recoverability of our intangible assets, and other long-lived assets with finite useful lives for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. These trigger events or changes in circumstances include, but are not limited to a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse changes in legal factors, including changes that could result from our inability to renew or replace material agreements with certain of our partners such as Tesla Motors on favorable terms, significant adverse changes in the business climate including changes which may result from adverse shifts in technology in our industry and the impact of competition, a significant adverse deterioration in the amount of revenue or cash flows we expect to generate from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of our long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In making this determination, we consider the specific operating characteristics of the relevant long-lived assets, including (i) the nature of the direct and any indirect revenues generated by the assets; (ii) the interdependency of the revenues generated by the assets; and (iii) the nature and extent of any shared costs necessary to operate the assets in their intended use. An impairment test would be performed when the estimated undiscounted future cash flows expected to result from the use of the asset group is less than its carrying amount. Impairment is measured by assessing the usefulness of an asset by comparing its carrying value to its fair value. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Fair value is determined based upon estimated discounted future cash flows. The key estimates applied when preparing cash flow projections relate to revenue, operating margins, economic lives of assets, overheads, taxation and discount rates. To date, we have not recognized any material impairment losses associated with our long-lived assets.

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

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2024, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $7.1 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of operations, the issuance of convertible notes, public offerings of our common shares, SBA loan, line of credit and our Capchase loan. As of March 31, 2024, we have a senior secured line of credit of $7.0 million and a notes payables balance of $1.5 million, net of discounts.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and incurred a net loss of $13.3 million and had a working capital deficiency of $22.5 million as of March 31, 2024. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

On September 8 2023 and effective as of August 22, 2023, we entered into a new Business Loan Agreement (the “New Business Loan Agreement”) with the Senior Lender, to convert our then existing revolving credit facility with our current senior lender into an assets backed loan credit facility, which is continued to be collateralized by a first lien on all of the assets of our Company and our subsidiaries (the “ABL Credit Facility”). The New Business Loan Agreement provides us with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). On May 31, 2024, we extended the maturity date of the ABL Credit Facility to September 2, 2024.

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

In August 2023, we entered into the Capchase Loan pursuant to which we borrowed $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital . The Capchase Loan is subordinated to the ABL Credit Facility and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026. (See Note 8 – Notes Payable).

In May 2024, we entered into an at-the-market agreement with Roth Capital Partners, LLC ("Roth Capital"), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Roth Capital acting as our sales agent,. As of the filing of this Annual Report on Form 10-K, we have not sold any shares under such agreement.

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

Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt, see “Contractual Obligations” in this Item 7 below and in the footnotes to the Consolidated Financial Statements (Notes 8, 9, and 10 to our financial statements included elsewhere in this Annual Report).

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2024 and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$6,848	$(3,843)
Net cash used in investing activities	(4,046)	(2,450)
Net cash (used in) provided by financing activities	(4,309)	1,788
Net change in cash and cash equivalents and restricted cash	$(1,507)	$(4,505)

Cash Provided By (Used In) Operating Activities

Net cash provided by our operating activities for the year ended March 31, 2024 of $6.8 million primarily resulted from our net loss during the period of $13.3 million, which included non-cash charges of $18.2 million largely comprised of depreciation and amortization, stock-based compensation, amortization of debt discount and changes in the fair value of embedded derivatives. The remainder of our sources of cash used in operating activities of $2.0 million was from changes in our working capital, including $1.3 million from timing of accounts payable, accrued expenses and other liabilities.

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

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended March 31, 2024 of $4.0 million was principally due to the $3.0 million cash used for the purchase of our property and equipment and $1.0 million for the purchase of our intangible assets during such period.

Net cash used in investing activities for the year ended March 31, 2023 of $2.5 million was principally due to the $2.4 million cash used for the purchase of property and equipment during such period.

Cash Flows (Used In) Provided By Financing Activities

Net cash used in financing activities for the year ended March 31, 2024 of $4.3 million was primarily due to payment of $3.0 million on the PC1 Bridge Loan, $2.6 million for the purchase of treasury stock and $0.4 million of payment of our notes payable, offset by proceeds from the Capchase loan of $1.7 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

LiveOne, Inc.

Beverly Hills, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LiveOne, Inc. and its subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment Assessment of Goodwill - Media Group

At March 31, 2024, the carrying value of the Company’s goodwill was $23,379,000, of which $1,666,000 was allocated to the Media Group reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level, annually on January 1 or more frequently if events or circumstances indicate that an impairment may have occurred. Management determined that a quantitative goodwill impairment analysis was required as of January 1, 2024 for the Media Group’s goodwill. The impairment test was performed by calculating the fair value of the Media Group reporting unit, using a combination of an income approach and market approach. March 31, 2024, the carrying value of the Company’s goodwill was $23,379,000, of which $1,666,000 was allocated to the Media Group reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level, annually on January 1 or more frequently if events or circumstances indicate that an impairment may have occurred. Management determined that a quantitative goodwill impairment analysis was required as of January 1, 2024 for the Media Group’s goodwill. The impairment test was performed by calculating the fair value of the Media Group reporting unit, using a combination of an income approach and market approach.

We identified the impairment assessment goodwill as a critical audit matter because of certain significant assumptions management makes in determining the estimate, including revenue and gross margin projections and the discount rate. Auditing management’s assumptions of revenue and gross margin projections and the discount rate involved a high degree of auditor judgement and increased audit effort as changes in these assumptions could have a significant impact on the fair value and potential impairment charges.

The primary procedures we performed to address this critical audit matter included:

●

Obtained an understanding of management’s process for assessing goodwill impairment and performing the quantitative goodwill impairment test, including management’s process for developing assumptions used in the income and market approaches to estimate the fair value of the reporting unit.

●

Evaluated management's revenue growth rates, margins, and cash flows against current industry and economic trends, while also considering the current and future business, customer base, and product mix.

●	Assessed revenue growth and margins by comparing past projections to actual performance.
●	Performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in these assumptions.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2022.

Los Angeles, CA

July 1, 2024

PCAOB ID No. 324

LiveOne, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2024	2023

Assets
Current Assets
Cash and cash equivalents	$6,987	$8,409
Restricted cash	155	240
Accounts receivable, net	13,205	13,658
Inventories	1,801	2,596
Prepaid expense and other current assets	2,187	2,823
Total Current Assets	24,335	27,726
Property and equipment, net	3,646	3,325
Goodwill	23,379	23,379
Intangible assets, net	12,415	11,035
Other assets	88	423
Total Assets	$63,863	$65,888

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$26,953	$22,772
Accrued royalties	10,862	12,826
Notes payable, current portion	692	15
Bridge loan	-	4,726
Senior secured revolving line of credit, net	7,000	-
Deferred revenue	728	992
Derivative liabilities	607	3,148
Total Current Liabilities	46,842	44,479
Senior secured revolving line of credit, net	-	7,000
Notes payable, net	771	148
Lease liabilities, noncurrent	-	161
Derivative liabilities, noncurrent	-	376
Other long-term liabilities	9,354	9,578
Deferred income taxes	339	332
Total Liabilities	57,306	62,074

Commitments and Contingencies

Mezzanine Equity
Redeemable convertible preferred stock, $0.001 par value; 100,000 shares authorized; 5,000 shares issued and outstanding as of March 31, 2024 and 2023, respectively	4,962	4,827

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 18,814 and 16,177 shares issued and outstanding as of March 31, 2024 and 2023, respectively	18,814	16,177
Common stock, $0.001 par value; 500,000,000 shares authorized; 88,627,420 issued and outstanding as of March 31, 2024; 87,441,247 shares issued and outstanding as of March 31, 2023	92	90
Additional paid in capital	216,116	209,151
Treasury stock	(4,782)	(2,162)
Accumulated deficit	(238,984)	(224,269)
Total LiveOne's Stockholders’ Deficit	(8,744)	(1,013)
Non-controlling interest	10,339	-
Total equity (deficit)	1,595	(1,013)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$63,863	$65,888

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023

Revenue:	$118,440	$99,611

Operating expenses:
Cost of sales	86,391	66,782
Sales and marketing	7,838	8,302
Product development	4,681	5,136
General and administrative	22,268	15,877
Amortization of intangible assets	1,815	4,342
Impairment of intangible assets	115	1,356
Total operating expenses	123,108	101,795
Loss from operations	(4,668)	(2,184)

Other income (expense):
Interest expense, net	(4,366)	(7,341)
Loss on extinguishment of debt	-	(1,034)
Other income (expense)	(4,159)	605
Total other expense, net	(8,525)	(7,770)

Loss before income taxes	(13,193)	(9,954)

Income tax provision	118	65
Net loss	(13,311)	(10,019)
Net loss attributable to non-controlling interest	(1,345)	-
Net loss attributable to LiveOne	$(11,966)	$(10,019)

Net loss per share attributed to LiveOne – basic and diluted	$(0.14)	$(0.12)

Weighted average common shares – basic and diluted	87,617,392	84,772,708

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2024 and 2023

(In thousands, except share and per share amounts)

	Redeemable											Total
	Convertible						Additional Paid					Stockholders’
	Preferred Stock		Preferred stock		Common stock		in	Accumulated	Non-controlling	Common stock in treasury		Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	(Deficit)

Balance as of April 1, 2022	-	$-	-	$-	82,546,189	$83	$202,854	$(213,853)	-	-	$-	$(10,916)
Stock-based compensation	-	-	-	-	-	1	3,048	-	-	-	-	3,049
Vested employee restricted stock units	-	-	-	-	2,136,769	2	-	-	-	-	-	2
Issuance of shares for modification of debt instruments	-	-	-	-	1,250,000	1	1,300	-	-	-	-	1,301
Extinguishment of debt – related party	-	-	-	-	-	-	(488)	-	-	-	-	(488)
Issuance of shares for settlement of earnout	-	-	-	-	414,137	-	493	-	-	-	-	493
Issuance of shares for settlement of accrued expenses	-	-	-	-	1,259,188	1	944	-	-	-	-	945
Common stock issued as part of debt extinguishment	-	-	-	-	825,000	1	652	-	-	-	-	653
Issuance of preferred stock in exchange of debt	5,000	4,827	16,177	16,177	-	-	-	-	-	-	-	16,177
Dividends on Series A preferred stock	-	-	-	-	-	-	-	(397)	-	-	-	(397)
Common stock issued for services	-	-	-	-	1,200,878	1	348	-	-	-	-	349
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(2,220,914)	(2,162)	(2,162)
Net loss	-	-	-	-	-	-	-	(10,019)	-	-	-	(10,019)
Balance as of March 31, 2023	5,000	$4,827	16,177	$16,177	89,632,161	$90	$209,151	$(224,269)	$-	(2,220,914)	$(2,162)	$(1,013)
Stock-based compensation	-	-	-	-	-	-	5,496	-	-	-	-	5,496
Vested employee restricted stock units	-	-	-	-	1,855,576	2	-	-	-	-	-	2
Exercise of common stock options	-	-	-	-	10,000	-	8	-	-	-	-	8
Common stock issued for purchase of intangible assets	-	-	-	-	-	-	1,079	-	-	-	-	1,079
Conversion of PC1 bridge loan	-	-	-	-	-	-	4,752	-	-	-	-	4,752
Dividends from spin-off of PodcastOne	-	-	-	-	-	-	(1,513)	-	1,513	-	-	-
Reclassification of common stock warrants	-	-	-	-	-	-	-	-	5,896			5,896
Issuance of PodcastOne common stock	-	-	-	-	-	-	(4,275)	-	4,275	-	-	-
Accrued dividends converted to preferred stock	-	-	2,637	2,637	-	-	-	-	-	-	-	2,637
Preferred stock accretion	-	135	-	-	-	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	-	-	-	(2,749)	-	-	-	(2,749)
Common stock issued for services	-	-	-	-	989,722	-	1,418	-	-	-	-	1,418
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(1,639,125)	(2,620)	(2,620)
Net loss	-	-	-	-	-	-	-	(11,966)	(1,345)	-	-	(13,311)
Balance as of March 31, 2024	5,000	$4,962	18,814	$18,814	92,487,459	$92	$216,116	$(238,984)	$10,339	(3,860,039)	$(4,782)	$1,595

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net loss	$(13,311)	$(10,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,107	7,969
Interest paid in kind	269	322
Stock-based compensation	6,336	3,048
Change in fair value of bifurcated embedded derivatives	4,460	523
Amortization of debt discount	1,110	4,179
Deferred income taxes	7	(6)
Change in fair value of contingent consideration liability	174	(2,220)
Accretion of preferred stock	135	-
Loss on extinguishment of debt	-	1,034
Settlement of accrued expenses	-	(7,649)
Impairment of fixed assets	2	146
Impairment of intangibles	115	1,356
Provision for credit losses	485	-
Changes in operating assets and liabilities:
Accounts receivable	(32)	29
Prepaid expenses and other current assets	682	(1,660)
Inventories	795	3
Other assets	289	351
Deferred revenue	(264)	(165)
Accounts payable and accrued liabilities	2,849	(380)
Accrued royalties	1,756	-
Other liabilities	(4,116)	(704)
Net cash provided by (used in) operating activities	6,848	(3,843)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,036)	(2,437)
Purchase of intangible assets	(1,010)	(13)
Net cash used in investing activities	(4,046)	(2,450)

Cash Flows from Financing Activities:
Payment of contingent consideration	-	(426)
Proceeds on notes payable – related party	-	300
Repayment of notes payable – related party	-	(300)
Proceeds from notes payable	1,700	-
Repayments of notes payable	(397)	-
Proceeds from Bridge Loan	-	4,376
Repayment of Bridge Loan	(3,000)	-
Proceeds from exercise of stock options	8	-
Purchases of treasury stock	(2,620)	(2,162)
Net cash (used in) provided by financing activities	(4,309)	1,788

Net change in cash, cash equivalents and restricted cash	(1,507)	(4,505)

Cash, cash equivalents and restricted cash, beginning of year	8,649	13,154

Cash, cash equivalents and restricted cash, end of year	$7,142	$8,649

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37	$-
Cash paid for interest	$1,113	$1,931

Supplemental disclosure of non-cash investing and financing activities:

Conversion of the Bridge Loan into PodcastOne common stock	$4,752	$-
Accrued interest on Bridge Loan converted to common stock	$142	$-
Accrual of dividends	$2,749	$397
PodcastOne warrants reclassed from liabilities to non-controlling interest	$5,896	$-
Fair value of 21,177 shares of Series A preferred stock issued upon conversion of unsecured convertible notes	$-	$21,177
Fair value of 2,075,000 and 1,248,797 shares issued in connection with Senior Secured Convertible Notes and Unsecured Convertible Notes modification and extinguishment	$-	$1,954
Fair value of common stock options and restricted stock issued to employees, capitalized as internally-developed software	$578	$26
Accrued dividends converted to Series A Preferred Stock	$2,637	$-
Non-cash settlement of contingent consideration in exchange for 414,137 shares of common stock	$-	$493
1,259,188 shares of common stock issued to consultant and vendors to settle accounts payable	$-	$945
Fair value of warrant and derivative liabilities issued with debt and equity instruments	$-	$3,280
Purchase of intangible assets accrued for at period end	$1,221	$-
Purchase of intangible assets with common stock	$1,079	$-

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2024 and 2023

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

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive Media, Inc., Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. On December 29, 2017, the Company acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary of the Company and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired PodcastOne, Inc. (formerly Courtside Group, Inc.) (“PodcastOne”). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired Custom Personalization Solutions, Inc. (“CPS”). Effective as of October 5, 2021, the Company changed its corporate name to "LiveOne, Inc." On October 17, 2021, the Company through its wholly owned subsidiary LiveXLive PR, Inc., acquired Gramophone Media, Inc. ("Gramophone"). On February 28, 2023, the Company acquired a majority interest in Splitmind LLC and Drumify LLC. On September 8, 2023, PodcastOne completed a Qualified Event (as defined below) (its spin out from the Company to become a standalone publicly trading company) as a result of its direct listing on The NASDAQ Capital Market on such date. As of the date of this Annual Report, PodcastOne continues to be a majority owned subsidiary of the Company.

Basis of Presentation

The accompanying consolidated financial statements include the Company’s results of operations and those of its wholly-owned and majority-owned subsidiaries. The Company’s accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Reclassifications

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $7.1 million as of March 31, 2024). As reflected in its consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $13.3 million and had a working capital deficiency of $22.5 million as of March 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a new universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC, which was declared effective by the SEC on February 17, 2022. Under the New Shelf S-3, the Company has the ability to raise up to $150.0 million in cash from the sale of its equity, debt and/or other financial instruments. In May 2024, we entered into an at-the-market agreement with Roth Capital Partners, LLC ("Roth Capital"), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Roth Capital acting as our sales agent. As of the filing of this Annual Report on Form 10-K, we have not sold any shares under such agreement. The uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services and may negatively impact its ability to retain key personnel. Management may seek additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. If the Company is unable to obtain sufficient financing when needed, the Company may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

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

From time to time we enter into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. Services received are charged to expense in the same manner. Total revenues related to barter transactions were $16.7 million and $8.4 million for the years ended March 31, 2024 and March 31, 2023, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2024 and 2023 was less than $0.1 million, respectively.

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

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of March 31, 2024 and 2023, the Company accrued $18.4 million and $16.6 million of royalties, respectively, due to artists from use of Slacker’s radio services.

Cost of sales for the Company’s advertising revenue primarily includes PodcastOne direct costs comprised of revenue sharing and commissions. Cost of sales for the Company’s merchandising revenue includes purchase costs and related direct costs. Direct costs include all costs for personalization, production, planning, quality control, fulfillment and inbound freight.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s product and event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.2 million and $0.3 million for the years ended March 31, 2024 and 2023, respectively.

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

At March 31, 2024 and 2023, the Company had 2,266,667 and 2,416,667 options outstanding, respectively, and 1,846,245 and 1,670,975 restricted stock units outstanding, respectively.

The following table is a reconciling basic and diluted earnings per share under the two-class method:

	Year Ended	Year Ended
In thousands, except per share amounts	March 31, 2024	March 31, 2023
Net loss attributed to LiveOne	$(11,966)	$(10,019)
Dividends on Series A Preferred Stock	(2,749)	(396)
Net loss attributed to LiveOne	$(14,715)	$(10,415)
Basic and diluted weighted average number of shares of common stock outstanding	87,617,392	84,772,708
Basic and diluted earnings per share	$(0.17)	$(0.12)

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

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows for the fiscal years ended March 31 (in thousands):

	2024	2023
Cash and cash equivalents	$6,987	$8,409
Restricted cash	155	240
Total cash and cash equivalents and restricted cash	$7,142	$8,649

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of March 31, 2024 and 2023, the Company had restricted cash of $0.2 million and $0.2 million, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the short-term nature of its membership receivables. At March 31, 2024 and 2023, the Company had one customer that made up 42% and 32% of the total accounts receivable balance, respectively.

The following table provides amounts included in accounts receivable, net for the fiscal years ended March 31 (in thousands):

	2024	2023
Accounts receivable	$14,260	$14,228
Less: Allowance for credit losses	1,055	570
Accounts receivable, net	$13,205	$13,658

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

Capitalized internal-use software costs are amortized on a straight-line basis over their three- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended March 31, 2024 and 2023, the Company capitalized $3.4 million and $2.4 million of internal use software, respectively.

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

Our annual goodwill impairment test is performed at the reporting unit level. As of March 31, 2024 and 2023, our reporting unit is the same as our three operating segments, as described in Note 21 - Subsequent Events. We generally test goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on our annual impairment assessment, no impairments of goodwill were identified in the fiscal years ended March 31, 2024 and 2023.

Estimations and assumptions regarding future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

We test our acquired trademarks and trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trademarks and trade names. Based on our annual impairment assessment, no impairments of acquired trademarks and trade names were identified in the fiscal years ended March 31, 2024 and 2023.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the impairment of certain assets within our Media Group during fiscal 2024 and the global COVID-19 pandemic which caused the temporary halting of car production of our OEM partner, as well as overall advertising spend decrease from our advertising partners during fiscal 2023. The Company recorded impairment losses of  $0.1 million and $1.4 million in the fiscal years ended March 31, 2024 and 2023, respectively.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at March 31, 2024 and 2023, respectively, and are Level 3 measurements. There have been no transfers between levels.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 beginning in the first quarter of 2026. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company adopted ASU 2016-13 on April 1, 2023 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the years ended March 31, 2024 and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
Revenue
Membership services	$66,182	$52,388
Advertising	43,729	35,143
Merchandising	8,271	10,830
Sponsorship and Licensing	126	429
Ticket/Event	132	821
Total Revenue	$118,440	$99,611

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

For the years ended March 31, 2024 and 2023, one customer accounted for 51% and 44% of our consolidated revenues, respectively.

The following table summarizes the significant changes in contract liabilities (deferred revenue) balances during the years ended March 31, 2024 and 2023 (in thousands):

Contract Liabilities
Balance as of April 1, 2022	$1,157
Revenue recognized that was included in the contract liability at beginning of the year	(506)
Increase due to cash received, excluding amounts recognized as revenue during the year	341
Balance as of March 31, 2023	992
Revenue recognized that was included in the contract liability at beginning of the year	(389)
Increase due to cash received, excluding amounts recognized as revenue during the year	125
Balance as of March 31, 2024	$728

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

Contingent consideration in the form of a cash earnout of $0.3 million was to be paid to the seller of Gramophone if, during the period commencing June 1, 2021 and ending on May 31, 2022 (“First Year Target”), Gramophone reported GAAP revenues of $1.4 million and EBITDA (as defined in the purchase agreement) of $0.3 million. If the First Year Target was not met, the cash earnout was to be paid to the seller of Gramophone if, during the period commencing June 1, 2022 and ending on May 31, 2023 (“Second Year Target”), Gramophone reported GAAP revenues of $2 million and EBITDA of $0.5 million.  The contingent consideration liability of $0.2 million was written off as of   March 31, 2024  as the earnout was not met (see Note 14 – Other Long-Term Liabilities).

Goodwill resulted from acquisition as it is intended to augment and diversify the Company’s reportable segments. The Company accounted for the acquisition as a business combination. As a result of the acquisition of the stock of Gramophone, the goodwill is not deductible for tax purposes.

The following table summarizes the fair value of the assets assumed in the Gramophone acquisition (in thousands):

	Amortization
	Period
Asset Type	(Years)	Fair Value
Cash and cash equivalents		$4
Accounts receivable		4
Trade name	5	73
Customer list	2	94
Goodwill		459
Deferred revenue		(51)
Deferred tax liability		(41)
Accrued liabilities		(129)
Net assets acquired		$413

Note 5 — Property and Equipment

The Company’s property and equipment at March 31, 2024 and 2023 was as follows (in thousands):

	As of March 31,
	2024	2023
Property and equipment, net
Computer, machinery, and software equipment	$6,564	$6,501
Furniture and fixtures	556	556
Leasehold improvements	597	531
Capitalized internally developed software	18,109	14,662
Total property and equipment	25,826	22,250
Less accumulated depreciation and amortization	(22,180)	(18,925)
Total property and equipment, net	$3,646	$3,325

Depreciation and amortization expense was $3.3 million and $3.6 million for the years ended March 31, 2024 and 2023, respectively.

Note 6 — Goodwill and Intangible Assets

Goodwill

The Company currently has three reporting units. The following table presents the changes in the carrying amount of goodwill for the years ended March 31, 2024 and 2023 (in thousands):

Goodwill
Balance as of April 1, 2022	$23,379
Acquisitions	-
Balance as of March 31, 2023	$23,379
Acquisitions	-
Balance as of March 31, 2024	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the year ended March 31, 2024 (in thousands):

Tradenames
Balance as of April 1, 2022	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2023	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2024	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of  March 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	2,236	3,130
Customer relationships	6,570	6,570	-
Content creator relationships	4,082	1,568	2,514
Domain names	523	190	333
Brand and trade names	1,071	439	632
Customer list	2,673	1,504	1,169
Total	$39,566	$31,788	$7,778

The Company’s finite-lived intangible assets were as follows as of March 31, 2023 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	1,878	3,488
Customer relationships	6,570	6,570	-
Content creator relationships	772	772	-
Domain names	523	137	386
Brand and trade names	1,143	347	796
Customer list	2,767	1,039	1,728
Total	$36,422	$30,024	$6,398

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

The Company’s amortization expense on its finite-lived intangible assets was $1.8 million and $4.3 million for the years ended March 31, 2024 and 2023, respectively. The Company recorded an impairment charge of $0.1 million and $1.4 million for the year ended March 31, 2024 and 2023, respectively. The impairment for the year ended March 31, 2024 was the result of the impairment of certain assets within our Media Group. The impairment for the year ended March 31, 2023 was the result of a reduction in the events held within React Presents, therefore the Company has stopped marketing the brand name.

Finder's Agreement

In September 2023, PodcastOne entered into a finder's fee arrangement pursuant to which it agreed to issue shares of PodcastOne common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts creators of such platform entered into new podcasting agreements with PodcastOne, with the amount of the fee to be based on the amount of revenues actually derived by PodcastOne from such podcasts during a predetermined period. Payments made to such third party attributed to PodcastOne entering into new podcast contracts were capitalized to content creator relationship intangibles. As of March 31, 2024 the Company has capitalized $3.2 million of payments made to such third party. $1.8 million of the $3.2 million capitalized of payments made to such third party was paid with PodcastOne common stock and the remaining was paid for in cash or accrued.

The Company estimated future amortization expense on its finite-lived intangible assets as of March 31, 2024 to be as follows (in thousands):

For Years Ended March 31,

2025	$2,275
2026	1,910
2027	1,023
2028	508
2029	508
Thereafter	1,554
$7,778

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2024 and 2023 were as follows (in thousands):

	March 31,	March 31,
	2024	2023
Accounts payable	$15,154	$10,960
Accrued liabilities	11,708	11,539
Lease liabilities, current	91	273
Total	$26,953	$22,772

Note 8 — Notes Payable

The Company’s notes payable at March 31, 2024 and 2023 were as follows (in thousands):

	March 31,	March 31,
	2024	2023
SBA loan	$160	$163
Capchase loan	1,303	-
Total	1,463	163
Less: Current portion of Notes payable	(692)	(15)
Notes payable - long term	$771	$148

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the United States Small Business Administration (the “SBA”). Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. The are no covenants associated with the SBA loan.

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the ABL Credit Facility (as defined below) and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026.

Maturities of notes payables as of March 31, 2024 were as follows (in thousands):

For Years Ending March 31,
2025	$692
2026	627
2027	4
2028	4
2029	4
Thereafter	132
Total	$1,463

Note 9 — PodcastOne Bridge Loan

PodcastOne’s Private Placement

On July 15, 2022 (the “Closing Date”), PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of PodcastOne’s unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8.0 million pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of PodcastOne’s common stock, par value $0.00001 per share. The PC1 Notes mature one year from the Closing Date, subject to a one-time three-month extension at PodcastOne’s election (the “Maturity Date”). The PC1 Notes bear interest at a rate of 10% per annum payable on maturity. The PC1 Notes would automatically convert into the securities of PodcastOne sold in a Qualified Financing (an initial public offering of PodcastOne’s securities from which PodcastOne’s trading market at the closing of such offering is a national securities exchange) or Qualified Event (a direct listing of PodcastOne’s securities on a national securities exchange), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of PodcastOne’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of PodcastOne then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the PC1 Notes (other than the Company) could have at such holder’s option require PodcastOne to redeem up to 45% of the principal amount of such holder’s PC1 Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the PC1 Notes (other than those held by the Company), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to have been made pro rata to the redeeming holders of the PC1 Notes (the “Optional Redemption”).

The Company also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event the Company owns no less than 66% of PodcastOne’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the PC1 Notes (excluding the Company) (the “Majority Noteholders”) and the senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, the Company guaranteed the repayment of the PC1 Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if PodcastOne had not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, unless in either case permitted by the written consent of the Majority Noteholders, PodcastOne was required to redeem $1,000,000 of the then outstanding PC1 Notes (other than the PC1 Notes issued to the Company) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which was to be distributed to the holders of the Bridge Notes (other than the Company) on a prorated basis (the “Early Redemption”).

PodcastOne further agreed to register the shares of its common stock issuable upon conversion of the PC1 Notes and exercise of the PC1 Warrants in connection with a Qualified Financing or a Qualified Event. If PodcastOne did not file such registration statement on or prior to April 15, 2023, PodcastOne was required to prepay $1,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company), and if PodcastOne did not file such registration statement on or prior to July 15, 2023, PodcastOne was required to prepay $2,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company) (the “Reg St Redemption”). PodcastOne was not required to redeem or repay more than a total of $3,000,000 of the principal amount of the PC1 Notes as a result of the Optional Redemption, the Early Redemption and/or the Reg St Redemption. As a result of not completing the Qualified Event, as of April 15, 2023, PodcastOne purchased $3.0 million (excluding the OID) worth of PC1 Notes which have been eliminated in the consolidation presentation, but otherwise remain issued and outstanding.

On September 8, 2023, PodcastOne completed a Qualified Event (its spin out from the Company to become a standard publicly trading company (the “Spin-Out”)) as a result of its direct listing on The NASDAQ Capital Market on such date (the "Direct Listing"). In connection with such completed Qualified Event, all of the remaining PC1 Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of PodcastOne’s common stock.

Warrants

The PC1 Warrants were classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $1.7 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Black Scholes model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Direct Listing and PodcastOne's shares of common stock becoming publicly traded, the warrant liability was reclassified to equity as the number and exercise price of the warrants was settled at 3,114,000 warrants with an exercise price of $3.00 per warrant per the warrant agreement.

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

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	September 8,	March 31,
	2023	2023

Expected dividend yield	-%	-%
Expected stock-price volatility	71.10%	71.50%
Risk-free interest rate	4.43%	4.86%
Simulated share price	$4.39	$2.54
Exercise price	$3.00	$2.64

Total loss of $4.0 million and unrealized gain of $1.1 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the year ended March 31, 2024 and 2023, respectively. The fair value of the warrants as of September 8, 2023 was $5.9 million and was classified as equity as the warrants were exercisable for a fixed price of $3.00. The fair value of the warrant liability as of March 31, 2023 was $1.9 million. As of March 31, 2024, 3,114,000 warrants of PodcastOne remain outstanding and none have been exercised.

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

The fair value of the Redemption Liability was none at March 31, 2024 and was eliminated as the PC1 Notes were converted into PodcastOne's common stock, and therefore the derivative component was cancelled. The $0.2 million change in the fair value of the Redemption Liability derivative as of September 8, 2023 was recorded as an unrealized loss and included in other income for the year ended March 31, 2024.

The fair value of the Redemption Liability of $1.1 million at July 15, 2022 was recorded as a derivative liability and included in other liabilities in the consolidated balance sheet. The fair value of the Redemption Liability at March 31, 2023 was $1.2 million. The $0.1 million change in the fair value of the Redemption Liability derivative is recorded as an unrealized gain and included in other income in the accompanying consolidated statements of operations for the year ended March 31, 2023.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $2.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the year ended March 31, 2024  and 2023 was $1.1 million and $1.7 million, respectively.

Interest expense with respect to the PC1 Notes for the year ended March 31, 2024 and 2023 was $0.2 million and $0.4 million, respectively. There are no restrictive operational covenants associated with the PC1 Notes.

Note 10 — Senior Secured Revolving Line of Credit

On June 2, 2021, the Company entered into a Business Loan Agreement with East West Bank (the “Senior Lender”), which provided for a revolving credit facility collateralized by all the assets of the Company and its subsidiaries. In connection with the Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023.

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended March 31, 2024 was 11.00%.

On September 8, 2023 and effective as of August 22, 2023, the Company entered into a new Business Loan Agreement (the “New Business Loan Agreement”) with the Senior Lender, to convert the Company’s revolving credit facility with the Senior Lender into an assets backed loan credit facility with the Senior Lender, which shall continue to be collateralized by a first lien on all of the assets of the Company and its subsidiaries (the “ABL Credit Facility”). The New Business Loan Agreement provides the Company with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). Pursuant to the New Business Loan Agreement, the requirement that the Company and its related entities shall at all times maintain a certain minimum deposit with the Senior Lender was reduced from $8,000,000 to $5,000,000.

On May 31, 2024 the Company was granted an extension of 90 days on the maturity date, therefore the Revolving Credit Facility will mature in September 2024, see Note 20.

Borrowings under the ABL Credit Facility are subject to certain covenants as set forth in the New Business Loan Agreement and bear interest at a rate equal to the prime rate plus 2.50%, provided that it shall not be less than 7.00%. The Company may prepay at any time without penalty all or a portion of the amount owed to the Senior Lender. The Business Loan Agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability, including maintaining required minimum liquidity amount and Borrowing Base capacity.

In connection with the New Business Loan Agreement, the Company’s current Promissory Note, dated as of June 2, 2021, issued to the Senior Lender in the principal amount of $7,000,000 (the “Promissory Note”) continues in effect except as modified by the New Business Loan Agreement and the Change in Terms Agreement, dated as of August 22, 2023, entered into by the Company and the Senior Lender in connection with the New Business Loan Agreement.

The principal balance under the ABL Credit Facility as of March 31, 2024 and 2023 was $7.0 million, respectively. The Company recorded interest expense of $0.6 million and $0.6 million for the year ended March 31, 2024 and 2023, respectively. The Company was in compliance with all debt covenants associated with the ABL Credit Facility as of  March 31, 2024.

Note 11 — Unsecured Convertible Notes

As of  March 31, 2022, the Company had outstanding 8.5% unsecured convertible notes payable (the “Trinad Notes”) issued to Trinad Capital Master Fund Ltd. (“Trinad Capital”), a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder, as discussed below. The Trinad Notes were convertible into shares of the Company’s common stock at a fixed conversion price of $3.00 per share.

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

On August 11, 2021, the Company entered into an Amendment of Notes Agreement (the “Amendment Agreement”) with Trinad Capital pursuant to which the maturity date of all of the Trinad Notes was extended to May 31, 2023, and in consideration of such extension, the Company issued to Trinad Capital 33,654 shares of its common stock. The Company evaluated the Amendment Agreement and the amendment was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment. As a result, the Company determined that the amendment should be accounted for as an extinguishment and we recorded the amended debt instrument at fair value which included the consideration in common stock transferred. The resulting loss on extinguishment recorded of $4.3 million is included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended  March 31, 2023. In addition, the Company recorded a $4.2 million benefit to additional paid in capital as a result of the excess of the deemed fair value of the Trinad Notes over the principal and accrued interest outstanding at the time of extinguishment.

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

The Company evaluated the Amendment Agreement and the settlement was required to be accounted for as an extinguishment under ASC 470-50, Debt – Modifications and Extinguishment, with loss on extinguishment recognized for the difference in the fair value of the equity securities issued and the carrying value of the debt. As the Trinad Notes were with a related party, the Company recorded the loss on extinguishment as a capital transaction and recorded $0.5 million within additional paid in capital in the Statement of Stockholder’s Equity for the year ended March 31, 2023.

Note 12 — Related Party Transactions

As of  March 31, 2022, the Company had unsecured 8.5% Senior Secured Convertible Notes previously issued to Trinad Capital (as defined below). In February 2023, the Trinad Notes along with accrued interest thereunder were converted into 6,177 shares of Series A Preferred Stock and Trinad Capital also received 200,000 shares of the Company's common stock. 6,177 shares of Series A Preferred Stock were outstanding as of December 31, 2023. In April 2023 and July 2023, the Company issued 116 and 192 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock.

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

During the years ended March 31, 2024 and 2023, the Company is participating in a production agreement for a podcast and related show with an affiliate of Mr. Wachsberger, the Company’s director. The Company incurred cost of none and $0.1 million for the years ended March 31, 2024 and 2023, respectively, attributed to the arrangement.

During the years ended March 31, 2024 and 2023, the Company issue or reserved 123,425 and 150,593 shares of common stock with a value of $0.1 million and $0.2 million to a relative of the CEO for services performed, respectively.

During the year ended March 31, 2024, the Company received 159,333 shared of PodcastOne Common stock with a fair value of $0.3 million in exchange for amounts owed under a cost sharing agreement between PodcastOne and the Company.

Note 13 — Leases

On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, expiring June 30, 2024.

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense is recognized over the term of the lease on a straight-line basis. Rent expense for these leases totaled $0.5 million and $0.2 million for the year ended March 31, 2024 and 2023, respectively. Operating leases with lease terms of greater than 12 months are capitalized in Operating lease right-of-use assets and Operating lease liabilities in the consolidated balance sheet. Rent expense for these operating leases totaled $0.4 million and $0.4 million the years ended March 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the consolidated statement of operations.

Operating lease costs for the years ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended March 31,
	2024	2023
Fixed rent cost	$324	$490
Short term lease cost	596	141
Total operating lease cost	$920	$631

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31,	March 31,
Operating leases	2024	2023
Operating lease right-of-use assets	$88	$423

Operating lease liability, current	$91	$273
Operating lease liability, noncurrent	-	161
Total operating lease liabilities	$91	$434

The operating lease right-of-use assets are included in other assets in the March 31, 2024 and 2023 consolidated balance sheets, and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the March 31, 2024 and 2023 consolidated balance sheets.

Future maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands):

For Years Ending March 31,
2025	$100
Total lease payments	100
Less: imputed interest	(9)
Present value of operating lease liabilities	$91

Significant determinations

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

PodcastOne arrangement

PodcastOne leases certain premises under a month-to-month operating lease. Rent expense for the operating lease totaled $0.3 million and $0.3 million for the year ended March 31, 2024 and March 31, 2023, respectively.

Note 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31,	March 31,
	2024	2023
Contingent consideration from Gramophone acquisition	$-	$174
Accrued royalties	7,508	3,788
Accrued legal	-	5,616
Accrued sales tax	1,706	-
Other	140	-
Total other long-term liabilities	$9,354	$9,578

The Company classified $7.5 million and $3.8 million of accrued royalties into long term based on contractual arrangements with the royalty holders for the year ended March 31, 2024 and 2023, respectively. In addition, the Company accrued $5.6 million into long term liabilities as a result of the Sound Exchange settlement, (Note 15 – Commitments and Contingencies) as of March 31, 2023. As of March 31, 2024 there was no long term liability associated with the Sound Exchange settlement. The amount previously included in Other long-term liabilities includes a contingent consideration liability resulting from the business combination of Gramophone which expired with no payment made during the year ended March 31, 2024.

Note 15 — Commitments and Contingencies

Contractual Obligations

As of March 31, 2024, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $6.6 million, $0.6 million, $0.5 million and $0.5 million for the fiscal year ending March 31, 2025, 2026, 2027 and 2028, respectively.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of March 31, 2024, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On August 4, 2022, the Company entered into a settlement agreement with a certain music partner attributed to past royalties owed. The Company issued 800,000 shares of its common stock to the music partner and settled $0.4 million of accounts payable with the remaining value of the shares attributed to prepayment for future royalties. The fair value of the shares was determined to be $1.0 million based on the Company’s share price at the date the shares were issued. As of March 31, 2024, no amount was recorded as a prepaid asset related to this transaction in order to fund future amounts owed for royalties. As required by the agreement, because the agreement was not terminated by the music partner after one year, the Company issued an additional 200,000 shares to the music partner as prepayment of future royalties.

In addition, the Company entered into additional arrangements with vendors to settle outstanding amounts owed in exchange for a cumulative amount of 597,918 shares of common stock with a fair value of $0.4 million. The fair value of the shares was determined to be $0.4 million based on the Company’s share price at the date the shares were issued.

Employment Arrangements

As of March 31, 2024, the Company has an employment agreement and employment arrangement with two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.3 million on an annual basis. Furthermore, such employment agreement and employment arrangement contains a severance clause that could require severance payments in the aggregate amount of $0.3 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officer).

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  March 31, 2024, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

Legal Proceedings

On April 10, 2018, Joseph Schnaier, Danco Enterprises, LLC (an entity solely owned by Mr. Schnaier, “Danco”), Wantmcs Holdings, LLC (Mr. Schnaier is the managing member) and Wantickets (Mr. Schnaier is the 90% beneficial owner) filed a complaint in the Supreme Court of the State of New York, County of New York against the Company, LiveXLive Tickets, Inc. (“LXL Tickets”), Robert S. Ellin and certain other defendants. Plaintiffs subsequently voluntarily dismissed all claims against the other defendants. The complaint alleged multiple causes of action arising out of Schnaier’s investment (through Danco) into the Company in 2016, LXL Tickets’ purchase of certain operating assets of Wantickets pursuant to the Asset Purchase Agreement, dated as of May 5, 2017 (the "APA"), and Mr. Schnaier’s employment with LXL Tickets. The Company denied plaintiffs’ claims. The Company believed that the complaint was an intentional act by the plaintiffs to publicly tarnish the Company’s and its senior management’s reputations through the public domain in an effort to obtain by threat of litigation certain results for Mr. Schnaier’s self-serving and improper purposes. The Company vigorously defended this lawsuit and believed that the allegations are without merit and that it has strong defenses. On June 26, 2018, the Company and LXL Tickets, filed counterclaims against the plaintiffs for breach of contract (including under the APA), fraudulent inducement, and other causes of action, seeking injunctive relief, damages, attorneys’ fees and expenses and such other relief as the court may award. As of December 31, 2022, all of plaintiffs’ claims were dismissed or addressed by the parties or the court other than plaintiffs’ claims for fraudulent inducement related to payment of Wantickets’ audit costs, breach of contract based on Mr. Schnaier’s employment agreement with LXL Tickets, and fraudulent inducement due to plaintiffs alleged inability to sell their shares of Company’s common stock acquired pursuant to the APA. The trial was held in late April and early May 2023. In May 2023, the Company achieved a favorable outcome in this lawsuit, as the jury awarded damages to LXL Tickets in the amount of $0.23 million, together with costs and disbursements as taxed by the clerk and with statutory interest at 9% per annum from November 22, 2018, versus damages in the amount of $0.15 million, together with costs and disbursements as taxed by the clerk and with statutory interest at 9% per annum from June 29, 2018 awarded to the plaintiffs. Neither amount is material to the Company. The plaintiffs appealed certain rulings in this matter, and in February 2024, the court of appeals denied the appeal. Accordingly, other than the payment of damages awarded by the court to each party as provided above, this lawsuit has been concluded.

During each of the quarters ended March 31, 2024 and 2023, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties were not material and were included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Note 16 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company provided a contribution of $0.2 million and $0.1 million, to its employees for the years ended March 31, 2024 and 2023, respectively.

Note 17 — Stockholders’ Equity

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase of up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 1,639,125 and 2,220,914 shares of its common stock under the stock repurchase program for the year ended March 31, 2024 and 2023, for a total of $2.6 million and $2.2 million, respectively. As of March 31, 2024, the Company has up to $1.1 million remaining to repurchase shares of its and/or PodcastOne’s outstanding common stock under the stock repurchase program, provided, that the Company’s management has authorized the repurchase of up to an additional $2.5 million worth of shares of the Company’s and/or PodcastOne’s outstanding common stock from time to time stock under the stock repurchase program, which $2.5 million is subject to approval of the Company’s board of directors.

Series A Preferred Stock

The Series A Preferred Stock is convertible at any time at a Holder’s option into shares of the Company’s common stock, at a price of $2.10 per share of common stock, bears a dividend of 12% per annum, is perpetual and has no maturity date. At the option of the Company, the dividend was to be paid in-kind until February 3, 2024, and thereafter, the Holders had the option to select whether subsequent dividend payments shall be paid in kind or in cash; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds (as defined below), Trinad Capital shall receive the dividend solely in kind. The Series A Preferred Stock shall have no voting rights, except as set forth in the Certificate of Designation or as otherwise required by law.

The Company may, at its option (the “Optional Redemption Right”), on or before the Redemption Date (as defined herein), purchase up to $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds at a cash redemption price per share of Series A Preferred Stock equal to the Stated Value (the “Redemption Price”). The Company is required on or before August 3, 2024 (the "Redemption Date”), and in any event if prior to the Redemption Date the Company consummated any financing transaction in which the Company, directly or indirectly, raised, in aggregate, gross proceeds of more than $20,000,000 of new capital, to purchase $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds (the “Mandatory Redemption Amount”) at the Redemption Price (the “Mandatory Redemption”). If the Optional Redemption Right is exercised up to the full $5,000,000 amount, the Mandatory Redemption requirement was to be terminated; provided, that if the Optional Redemption Right is exercised in any amount less than $5,000,000, the Mandatory Redemption Amount was to be reduced by the amount that the Optional Redemption Right has been elected and exercised. Without the prior express consent of the majority of the votes entitled to be cast by the holders of Series A Preferred Stock outstanding at the time of such vote (the “Majority Holders”), the Company shall not authorize or issue any additional or other shares of its capital stock that are (i) of senior rank to the Series A Preferred Stock or (ii) of pari passu rank to the Series A Preferred Stock, in each case in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation. Pursuant to the Letter Agreements (as defined below), the Harvest Funds agreed (x) that any future dividends payable on the Series A Preferred Stock shall be paid in-kind or in cash at the option of the Company; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds, Trinad Capital shall receive the dividend solely in kind, (y) to delete the Mandatory Redemption requirement.

Pursuant to the Exchange Agreements, the Company agreed that at any time that any of the shares of Series A Preferred Stock issued to the Harvest Funds are outstanding, (i) to directly or through its 100% owned subsidiaries (as applicable), to own on a fully diluted basis at least 66% of the total equity and voting rights of any and all classes of securities of each of PodcastOne, Slacker, PPV One, Inc., and LiveXLive Events, LLC subsidiaries of the Company, (ii) not to issue shares of its common stock or convertible equity securities at a price less than $2.10 per share (subject to certain exceptions), provided, that such consent shall not be required in connection with any merger, acquisition or other business combinations of the Company and/or any of its subsidiaries with any unaffiliated third party, (iii) not to raise more than an aggregate of $20,000,000 of capital in one or more offerings, including without limitation, one or more equity or debt offerings or a combination thereof, on an accumulated basis commencing after February 3, 2023 (the “Qualified Offering”); provided, that such consent shall not be required for any equity financing of the Company at a price of $2.25 per share or above, and (iv) if after February 3, 2023 the Company distributes any of its assets or any shares of its common stock or Common Stock Equivalents (as defined in the Exchange agreements) of any of its subsidiaries pro rata to the record holders of any class of shares of its common stock, the Company shall distribute to the Holders its pro rata portion of any such distribution (calculated on an as-converted basis with respect to the then outstanding Series A Preferred Stock) concurrently with the distribution to the then record holders of any class of its common stock (including an applicable distribution of shares of PodcastOne’s common stock to the Harvest Funds in connection with the Spin-Out and special dividend of PodcastOne’s common stock to the Company’s stockholders of record), in each case without the Majority Holders’ prior written consent. Any breach of the aforementioned covenants shall constitute a material breach, which if uncured, shall result in the issuance of an aggregate of 56,473 shares of the Company’s restricted common stock (the “Default Shares”) to the Holders for each five trading days (or pro rata thereof) after the date of the breach; provided, that if such breach is cured within the applicable cure period, no Default Shares shall be issued.

In accordance with ASC 480, the Company classified $5.0 million of its Series A Preferred Stock as temporary equity due to the Company’s obligation to redeem $5.0 million of the Series A Preferred Stock on or before 18 months after issuance for cash, which also contains a substantive conversion feature. The redemption feature was not deemed to be closely and clearly related to the equity-type host instrument. Accordingly, it was accounted for as a liability at inception based on its fair value of $0.2 million with subsequent changes in fair value included in earnings. The change in fair value of the embedded derivative included in the statement of earnings was a loss of $0.2 million and a gain of $0.2 million for the year ended March 31, 2024 and 2023, respectively.

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

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Stated Value.

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the year ended March 31, 2024 and 2023, the Company incurred $0.9 million and $0.7 million, respectively, in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued. The remaining unrecognized compensation cost of less than $0.1 million is expected to be recorded over the next year as the shares vest.

2016 Equity Incentive Plan

The Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 12,600,000 shares of the Company’s common stock for issuance. On September 17, 2020, the Company's stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 5,000,000 shares increasing the total up to 17,600,000 shares which the Company formally increased on June 30, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company recognized share-based compensation expense of $7.9 million and $3.0 million during the years ended March 31, 2024 and 2023, respectively. The total tax benefit recognized related to share-based compensation expense was none for the years ended March 31, 2024 and 2023.

Share-based compensation expense during the year ended March 31, 2024 and 2023 includes the impact from differences in the timing of expense recognized in the statement of operations and the share issuances recorded in additional paid in capital, capitalization of internally developed software costs, and the benefit from the reversal of a previously accrued discretionary share-based award bonus of $1.1 million during the year ended March 31, 2022.

The maximum contractual term for awards is 10 years. As of March 31, 2024, there were 3,269,910 shares of common stock available for future issuance under the 2016 Plan.

PodcastOne 2022 Equity Plan

On December 15, 2022, PodcastOne’s board of directors and the Company as the sole stockholder, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., approved PodcastOne’s 2022 Equity Incentive Plan (the “2022 Plan”) which reserved a total of 2,000,000 shares of PodcastOne’s common stock for issuance. Incentive awards authorized under the 2022 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights. If an incentive award granted under the 2022 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to PodcastOne in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2022 Plan.

As of March 31, 2024, PodcastOne has granted incentive awards underlying 879,060 shares of PodcastOne's common stock under the 2022 Plan with a fair value of $3.64 per share. 287,500 of the awards had vested and none have been forfeited as of March 31, 2024. As of March 31, 2024, PodcastOne recognized $1.3 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.9 million, which is expected to be recognized over a weighted-average service period of 0.97 years.

Non-Controlling Interest

On September 8, 2023, the Company completed its Spin-Out of its PodcastOne subsidiary, and as a result 4.3 million shares of PodcastOne's common stock were issued to holders outside of the Company resulting in a non-controlling interest in PodcastOne of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result, the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $1.5 million for the year ended March 31, 2024. Subsequent to the Spin-Out, PodcastOne issued an additional 3.2 million shares of its common stock to non-Company holders as a result of the conversion of the then remaining PC1 Notes in full, which resulted in an aggregate non-controlling interest of 26.50%, resulting in an increase of $2.5 million to non-controlling interest within the accompanying  consolidated statement of stockholders' deficit and mezzanine equity. In addition, as a result of the completion of the Spin-Out and PodcastOne’s shares of common stock being publicly traded, the variability in the terms of PodcastOne’s warrants issued as part of the PC1 Bridge Loan was resolved so that such warrants were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million.

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

As of March 31, 2024, unrecognized compensation costs for unvested awards to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 0.89 years.

The following table provides information about our option grants made to employees during the last two fiscal years under the Company's 2016 Equity Plan:

	Year Ended March 31,
	2024	2023
Number of options granted	25,000	43,000
Weighted-average exercise price per share	$1.75	$1.10
Weighted-average grant date fair value per share	$1.75	$1.10

The grant date fair value of each of these option grants to employees was determined using the Black-Sholes-Merton option-pricing model with the following assumptions:

	Year Ended March 31,
	2024	2023
Expected volatility	88.57%	78.20% - 83.10%
Dividend yield	-%	-%
Risk-free rate	4.12%	3.11% - 3.14%
Expected term (in years)	5.18	5.36 - 6.94

The following table summarizes the activity of our options issued under the 2016 Equity Plan to employees during the years ended March 31, 2024 and 2023

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of April 1, 2022	3,565,191	$3.78
Granted	43,000	1.10
Forfeited or expired	(1,191,524)	3.71
Outstanding as of March 31, 2023	2,416,667	3.75
Granted	25,000	1.75
Exercised	(10,000)	0.81
Forfeited or expired	(165,000)	3.88
Outstanding as of March 31, 2024	2,266,667	$3.73
Exercisable as of March 31, 2024	2,224,167	$3.74

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2024 was 4.13 years and 4.07 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was $0.1 million and none, respectively, at March 31, 2024. The intrinsic value of options exercised was none and none, respectively, at March 31, 2024 and 2023.

The fair value of stock options that were exercised during the year ended March 31, 2024 and 2023 was immaterial. The fair value of stock options that were forfeited during the year ended March 31, 2024 and 2023 was $0.6 million and $4.0 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2024 was $8.3 million and $8.5 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2023 was $9.1 million and $8.6 million, respectively.

Options Grants to Non-Employees

As of March 31, 2024, there were no unrecognized compensation costs for unvested awards to non-employees. There were no option grants to non-employees for the last two fiscal years.

The following table summarizes the activity of our options issued to non-employees under the 2016 Equity Plan during the years ended March 31, 2024 and 2023:

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of April 1, 2022	25,000	$4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2023	25,000	4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2024	25,000	$4.00
Exercisable as of March 31, 2024	25,000	$4.00

The weighted average remaining contractual term for options to non-employees outstanding as of March 31, 2024 was 3.9 years. The intrinsic value of options to non-employees outstanding and options to non-employees exercisable was none at March 31, 2024.

Restricted Stock Units Grants

As of March 31, 2024, unrecognized compensation costs for unvested awards to employees was $1.2 million, which is expected to be recognized over a weighted-average service period of 0.70 years.

The following table provides information about our restricted stock units grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2024	2023
Number of units granted	2,075,756	1,172,380
Weighted-average grant date fair value per share	$1.71	$1.73

The following table summarizes the activity of our restricted stock units under the 2016 Equity Plan issued to employees during the years ended March 31, 2024 and 2023:

Number of Shares
Outstanding as of April 1, 2022	3,064,285
Granted	1,172,380
Vested	(2,136,679)
Cancelled	(429,011)
Outstanding as of March 31, 2023	1,670,975
Granted	2,075,756
Vested	(1,850,576)
Cancelled	(50,000)
Outstanding as of March 31, 2024	1,846,155

The fair value of restricted stock units that vested during the year ended March 31, 2024 and 2023 was $4.0 million and $2.3 million, respectively. The fair value of restricted stock units that were forfeited during the year ended March 31, 2024 and 2023 was $0.1 million and $1.1 million, respectively.

Note 18 — Income Tax Provision

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

The components of pretax loss and income tax (benefit) expense are as follows (in thousands):

	Year Ended March 31,
	2024	2023
Loss before income taxes:
Domestic	$(13,193)	$(9,954)
Foreign	-	-
Total loss before income taxes	$(13,193)	$(9,954)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	111	70
Foreign	-	-
Total Current	111	70

Deferred:
U.S. Federal	(2)	2
State	9	(7)
Foreign	-	-
Total Deferred	7	(5)
Total provision for income taxes	$118	$65

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2024	2023

Income taxes computed at Federal statutory rate	$(2,777)	$(2,056)
State tax — net of federal benefit	156	(9)
Nondeductible expenses	1,021	1,292
PodcastOne distribution	2,601	-
Federal NOL true-up	(3,166)	-
Change in tax rates	107	86
Change in valuation allowance	1,764	228
Stock compensation	328	371
Other	84	153
Total provision for income taxes	$118	$65

At March 31, 2024, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $147.9 million and $84.3 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2028. Of the $147.9 million of federal net operating loss carryforwards, $66.0 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”), the remaining $81.9 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation.

The Company obtained $133.9 million and $1.5 million of federal net operating loss and credit carryforwards, respectively, and $104.2 million and $1.7 million of state net operating loss and credit carryforwards, respectively, through the acquisition of Slacker, Inc. in December 2017. Utilization of these losses is limited by Section 382 and 383 of the Code in fiscal year end March 31, 2018 and each taxable year thereafter. The Company updated its 382 study during the year ended March 31, 2024 to determine the applicable limitations. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time. The Company has estimated a limitation of the federal and state NOL of $96.8 million and $80.6, respectively. It is possible that the utilization of these NOL carryforwards and tax credits may be further limited.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the federal and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years for 2018 and forward are subject to examination by the federal tax authorities and tax years for 2017 and forward are subject to examination by California tax authorities due to the carryforward of unutilized net operating losses.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2024 and 2023, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and (liabilities) are as follows as of (in thousands):

	Year Ended March 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$36,781	$35,760
Property and equipment	-	64
Research and development	1,195
Accruals and reserves	1,821	1,393
Stock compensation	3,520	3,187
163 (j) interest expense carryforwards	784	2,000
Charitable contribution carryforward	8	18
Gross deferred tax assets	44,109	42,422

Deferred tax liabilities:
Right of use asset	(151)	(107)
Property and equipment	(575)	-
Intangible assets	(1,938)	(2,627)
Net deferred tax assets	41,445	39,688
Valuation allowance	(41,784)	(40,020)
Net deferred tax liability	$(339)	$(332)

As the ultimate realization of the potential benefits of a portion of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance against deferred tax assets is $41.8 million and $40.0 million for the years ended March 31, 2024 and 2023, respectively. The valuation allowance increased by $1.8 million for the year ended March 31, 2024.

Note 19 — Business Segments and Geographic Reporting

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $59.9 million and $44.3 million for the years ended March 31, 2024 and 2023, respectively. Total receivables from the OEM were 42% and 32% of total accounts receivable as of March 31, 2024 and 2023, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $0.3 million resides in PodcastOne, $2.9 million in Slacker and $0.4 million is attributed to our Media Group.

The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following table presents the results of operations for the Company's reportable segments for the years ended March 31, 2024 and 2023:

	Year Ended
	March 31, 2024
	PodcastOne	Slacker	Media	Corporate expenses	Total

Revenue	$43,302	$65,959	$9,179	$-	$118,440
Net income (loss)	$(14,732)	$13,382	$(1,397)	$(10,564)	$(13,311)

	Year Ended
	March 31, 2023
	PodcastOne	Slacker	Media	Corporate expenses	Total

Revenue	$34,645	$52,203	$12,763	$-	$99,611
Net income (loss)	$(6,967)	$9,186	$(2,800)	$(9,438)	$(10,019)

Note 20 — Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Prepaid expenses - common stock issued subject to market adjustment at settlement	$-	$-	$-	$-
Total	$-	$-	$-	$-

Liabilities:
Bifurcated embedded derivative on Series A Preferred Stock	$607	$-	$-	$607
	$607	$-	$-	$607

	March 31, 2023
	Fair	Hierarchy Level
	Value	Level 1	Level 2	Level 3
Assets:
Prepaid expenses - common stock issued subject to market adjustment at settlement	$140	$140	$-	$-
Total	$140	$140	$-	$-

Liabilities:
Contingent consideration liability from Gramophone acquisition	$174	$-	$-	$174
Warrant liability on PodcastOne bridge loan	1,860	-	-	1,860
Bifurcated embedded derivative on PodcastOne bridge loan	1,288	-	-	1,288
Bifurcated embedded derivative on Series A Preferred Stock	376	-	-	376
	$3,698	$-	$-	$3,698

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of April 1, 2022	$3,157
Embedded derivative and warrant issued in connection with PodcastOne bridge loan	2,845
Embedded derivative and warrant issued in connection with Series A Preferred Stock	173
Settlement of PodcastOne contingent consideration	(3,000)
Change in fair value of bifurcated embedded derivatives, reported in earnings	523
Balance as of March 31, 2023	$3,698
Change in fair value of bifurcated embedded derivatives, reported in earnings	4,460
Conversion of embedded derivatives to equity	(1,481)
Conversion of warrant liability to non-controlling interest	(5,896)
Change in fair value of contingent consideration liabilities, reported in earnings	(174)
Balance as of March 31, 2024	$607

The settlement of the PodcastOne contingent consideration of $3.0 million consisted of 414,137 shares of the Company's common stock issued to the Company with a fair value of $0.5 million, cash payment of $0.3 million and a gain of $2.2 million attributed to the former owners of PodcastOne forgiving the remaining balance of $2.2 million.

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

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2024 and March 31, 2023. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values as of March 31, 2024 and March 31, 2023.

The Company’s notes payable and senior secured line of credit are not publicly traded and fair value is estimated to equal carrying value.

Note 21 — Subsequent Events

Subsequent to March 31, 2024 and as of July1, 2024, the Company repurchased 402,593 shares of its common stock at an average price of $1.86 per share.

On April 1, 2024 (the “Effective Date”), the Company entered into Letter Agreements (collectively, the “Letter Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”), (ii) Harvest Small Cap Partners, L.P. (“HSCP” and together with HSCPM, the “Harvest Funds”), and (iii) Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of the Company’s Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value of $1,000 per share. Pursuant to the Agreements (i) the Holders converted approximately $11.4 million worth of shares of Series A Preferred Stock into shares of the Company’s common stock, at a price of $2.10 per share, as follows: HSCPM converted 5,602.09 shares of Series A Preferred Stock into 2,667,664 shares of the Company’s common stock, HSCP converted 2,397.91 shares of Series A Preferred Stock into 1,141,860 shares of the Company’s common stock, and Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 1,616,709 shares of the Company’s common stock, and (ii) HSCPM, HSCP and Trinad Capital received 910,340, 389,660 and 535,399 three-year warrants to purchase the Company’s common stock exercisable at a price of $2.10 per share (collectively, the “Warrants”).

In addition, pursuant to the Agreements, the Harvest Funds agreed (x) that any future dividends payable on the Series A Preferred Stock shall be paid in-kind or in cash at the option of the Company; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds, Trinad Capital shall receive the dividend solely in kind, (y) to delete the requirement for the Company to purchase from the Harvest Funds $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds on or before August 3, 2024.

The Company further agreed, on or prior to the date that is 45 days after the Effective Date, which was subsequently changed to July 1, 2024, to prepare and file with the SEC a Registration Statement on Form S-3 (or such other form as applicable) covering the resale under the Securities Act of the Warrants and the Warrant Shares. The Company agreed to use its commercially reasonable best efforts to cause such registration statement to be declared effective promptly thereafter on or before 45 days after the filing of such registration statement (or if the SEC issues any comments with respect to such registration statement, on or before 90 days after the filing of such registration statement). Upon effectiveness of such Registration Statement, the Company agreed to use its reasonable best efforts to keep the Registration Statement effective with the SEC for a period equal to three years from the Effective Date for the Warrants, and with respect to the Warrant Shares, so long as any Warrants are outstanding, and to supplement, amend and/or re-file such Registration Statement to comply with such effectiveness requirement.

On May 14, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital as sales agent, pursuant to which the Company may sell, from time to time, at its sole discretion an aggregate of up to $25,000,000 of its shares of common stock, (the “Shares”). The Company intends to use the net proceeds, if any, from the sale of the Shares under the Sales Agreement for working capital and other general corporate purposes, which may include future acquisitions of businesses and content and strengthening its balance sheet. The Company’s management does not currently intend to sell the Shares under the Sales Agreement at a price lower than $5.00 per share. The Shares may be issued and sold from time to time through or to Roth Capital acting as sales agent or principal pursuant to the Company’s shelf Registration Statement on Form S-3 (Reg. No. 333-262549) and the related prospectus filed by the Company.

The Company agreed to pay Roth Capital a commission equal to 3.0% of the gross sales price per share for any Shares sold through Roth Capital under the Sales Agreement and reimburse Roth Capital’s fees and expenses up to $50,000 in connection with entering into the Sales Agreement, in addition to certain ongoing disbursements of their legal counsel. The Company has provided Roth Capital with customary indemnification and contribution rights. The Sales Agreement may be terminated by Roth Capital or the Company at any time upon notice to the other party as provided in the Sales Agreement, or by Roth Capital at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the Shares or to enforce contracts for the sale of the Shares.

On May 31, 2024, the Company extended the maturity date of its promissory note issued to the Senior Lender, underlying the ABL Credit Facility, from June 2, 2024 to September 2, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of material weaknesses in internal control over financial reporting, described in Management’s Annual Report on Internal Control Over Financial Reporting below.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to a material weakness that existed in our internal controls. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of March 31, 2024, the following material weaknesses existed as of that date, specifically relating to the following control activities:

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

In addition, as previously reported, material weakness specifically relating to the following control activity existed as of March 31, 2024:

(i)

our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value.

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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Our management, with oversight of the Audit Committee of our Board of Directors has identified and begun to implement several steps to remediate the material weakness described in this Item 9A and to enhance our overall control environment. During our fiscal year ending March 31, 2025, our management is committed to remediating such material weakness through continuing training and hiring of personnel, improving the timeliness of our accounting close process, and continuing to enhance our financial review controls. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weakness. In addition, we may discover additional material weakness that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until theses material weakness are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2024, we continued the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the fourth quarter of the fiscal year ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of our CEO and CFO, respectively. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders (our “2024 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of LiveOne, Inc included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2024 and 2023

●	Consolidated Statements of Operations for the years ended March 31, 2024 and 2023

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the years ended March 31, 2024 and 2023

●	Consolidated Statements of Cash Flows for the years ended March 31, 2024 and 2023

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
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

4.4*	Description of Securities
4.5	Warrant to Purchase Common Stock, dated as of April 1, 2024, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC April 5, 2024).
4.6	Warrant to Purchase Common Stock, dated as of April 1, 2024, issued by the Company to Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC April 5, 2024).
4.7	Warrant to Purchase Common Stock, dated as of April 1, 2024, issued by the Company to Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC April 5, 2024).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Amendment No. 2 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
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

10.18	Loan and Security Agreement, dated as of August 2, 2023, between the Company and Capchase Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023).
10.19	Letter Agreement, dated as of April 1, 2024, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC April 5, 2024).
10.20	Letter Agreement, dated as of April 1, 2024, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC April 5, 2024).
10.21	Letter Agreement, dated as of April 1, 2024, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC April 5, 2024).
10.22	Sales Agreement, dated as of May 14, 2024, between the Company and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 14, 2024).
21.1*	List of subsidiaries of the Company.
23.1*	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page of this report).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	LiveOne Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

We have elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEONE, INC.

Date: July 1, 2024	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: July 1, 2024	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Robert S. Ellin and Aaron Sullivan, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer, Chairman and	July 1, 2024
Robert S. Ellin	Director

/s/ Jay Krigsman	Director	July 1, 2024
Jay Krigsman

/s/ Craig Foster	Director	July 1, 2024
Craig Foster

/s/ Ramin Arani	Director	July 1, 2024
Ramin Arani

/s/ Patrick Wachsberger	Director	July 1, 2024
Patrick Wachsberger

/s/ Kenneth Solomon	Director	July 1, 2024
Kenneth Solomon

/s/ Bridget Baker	Director	July 1, 2024
Bridget Baker

/s/ Kristopher Wright	Director	July 1, 2024
Kristopher Wright