Form 10-Q
period 2024-06-30
LiveOne, Inc.
filed 2024-08-13
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 8, 2024, there were 98,957,316 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2024	2024
		(Audited)
Assets
Current Assets
Cash and cash equivalents	$6,165	$6,987
Restricted cash	155	155
Accounts receivable, net	14,760	13,205
Inventories	2,809	2,187
Prepaid expense and other current assets	1,717	1,801
Total Current Assets	25,606	24,335
Property and equipment, net	3,716	3,646
Goodwill	23,379	23,379
Intangible assets, net	11,528	12,415
Other assets	400	88
Total Assets	$64,629	$63,863

Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$27,050	$26,953
Accrued royalties	12,729	10,862
Notes payable, current portion	691	692
Deferred revenue	675	728
Senior secured line of credit	7,000	7,000
Derivative liabilities	-	607
Total Current Liabilities	48,145	46,842
Notes payable, net	601	771
Other long-term liabilities	8,934	9,354
Deferred income taxes	339	339
Total Liabilities	58,019	57,306

Commitments and Contingencies

Mezzanine Equity
Redeemable convertible preferred stock, $0.001 par value; 100,000 shares authorized; None and 5,000 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	-	4,962
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 12,797 and 18,814 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	12,797	18,814
Common stock, $0.001 par value; 500,000,000 shares authorized; 94,578,077 and 88,627,420 shares issued and outstanding, net of treasury shares, respectively	98	92
Additional paid in capital	229,674	216,116
Treasury stock	(5,531)	(4,782)
Accumulated deficit	(240,847)	(238,984)
Total LiveOne's Stockholders’ Deficit	(3,809)	(8,744)
Non-controlling interest	10,419	10,339
Total equity	6,610	1,595
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$64,629	$63,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2024	2023

Revenue:	$33,078	$27,767

Operating expenses:
Cost of sales	25,087	19,563
Sales and marketing	1,431	1,904
Product development	1,071	1,246
General and administrative	5,505	5,063
Impairment of intangible assets	176	-
Amortization of intangible assets	592	246
Total operating expenses	33,862	28,022
Loss from operations	(784)	(255)

Other income (expense):
Interest expense, net	(859)	(1,418)
Other income	135	1,237
Total other expense, net	(724)	(181)

Loss before provision for income taxes	(1,508)	(436)

Provision for income taxes	49	79
Net loss	(1,557)	(515)
Net loss attributable to non-controlling interest	(388)	-
Net loss attributed to LiveOne	$(1,169)	$(515)

Net loss per share – basic and diluted	$(0.02)	$(0.01)
Weighted average common shares – basic and diluted	94,419,692	86,895,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Mezzanine Equity

(Unaudited, in thousands, except share and per share amounts)

	Mezzanine
	Equity -
	Redeemable
	Convertible						Additional			Common Stock in		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	Equity (Deficit)
Balance as of March 31, 2024	5,000	$4,962	18,814	$18,814	92,487,459	$92	$216,116	$(238,984)	$10,339	(3,860,039)	$(4,782)	$1,595
Stock-based compensation	-	-	-	-	-	-	782	-	-	-	-	782
Shares issued pursuant to restricted stock units	-	-	-	-	161,498	-	-	-	-	-	-	-
Issuance of Series A preferred stock	-	-	378	378	-	-	-	(378)	-	-	-	-
Conversion of Series A preferred stock into common stock and common stock warrants	(5,000)	(4,962)	(6,395)	(6,395)	5,426,233	5	11,668	(316)	-	-	-	4,962
Common stock issued for services	-	-	-	-	765,519	1	1,576	-	-	-	-	1,577
Issuance of PodcastOne common stock	-	-	-	-	-	-	(468)	-	468
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(402,593)	(749)	(749)
Net loss	-	-	-	-	-	-	-	(1,169)	(388)	-	-	(1,557)
Balance as of June 30, 2024	-	$-	12,797	$12,797	98,840,709	$98	$229,674	$(240,847)	$10,419	(4,262,632)	$(5,531)	$6,610

	Mezzanine
	Equity -
	Redeemable
	Convertible						Additional			Common Stock in		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	Deficit
Balance as of March 31, 2023	5,000	$4,827	16,177	$16,177	89,632,161	$90	$209,151	$(224,269)	$-	(2,220,914)	$(2,162)	$(1,013)
Stock-based compensation	-	-	-	-	-	-	484	-	-	-	-	484
Shares issued pursuant to restricted stock units	-	-	-	-	5,000	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	-	-	-	(626)	-	-	-	(626)
Common stock issued for services	-	-	-	-	425,988	-	393	-	-	-	-	393
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(694,315)	(1,013)	(1,013)
Net income	-	-	-	-	-	-	-	(515)	-	-	-	(515)
Balance as of June 30, 2023	5,000	$4,827	16,177	$16,177	90,063,149	$90	$210,028	$(225,410)	$-	(2,915,229)	$(3,175)	(2,290)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,557)	$(515)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,412	1,055
Stock-based compensation	1,616	877
Amortization of debt discount	-	986
Change in fair value of bifurcated embedded derivatives	(607)	(826)
Provision for credit loss	(50)	-
Impairment of intangible assets	176	-
Changes in operating assets and liabilities:
Accounts receivable	(1,505)	(2,339)
Prepaid expenses and other current assets	(255)	(285)
Inventories	84	150
Other assets	(312)	124
Deferred revenue	(52)	(23)
Accounts payable and accrued liabilities	904	1,715
Accrued royalties	1,350	302
Other liabilities	138	-
Net cash provided by operating activities	1,342	1,221

Cash Flows from Investing Activities:
Purchases of property and equipment	(736)	(627)
Net cash used in investing activities	(736)	(627)

Cash Flows from Financing Activities:
Payment on PodcastOne bridge loan	-	(3,000)
Payment of dividends	(509)	-
Repayment on notes payable	(170)	-
Purchase of treasury stock	(749)	(1,013)
Net cash used in financing activities	(1,428)	(4,013)

Net change in cash, cash equivalents and restricted cash	(822)	(3,419)
Cash, cash equivalents and restricted cash, beginning of period	7,142	8,649
Cash, cash equivalents and restricted cash, end of period	$6,320	$5,230

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$196	$125

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for prepaid expenses	$366	$-
Fair value of shares issued to settle accrued stock to be issued at period end	$220	$-
Purchase of intangible assets accrued for at period end	$118	$-
Stock compensation expense capitalized as internally-developed software	$155	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2024 and 2023

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

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive Media, Inc., Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. On December 29, 2017, the Company acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary of the Company and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired PodcastOne, Inc. (formerly Courtside Group, Inc.) (“PodcastOne”). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired Custom Personalization Solutions, Inc. (“CPS”). Effective as of October 5, 2021, the Company changed its corporate name to "LiveOne, Inc." On October 17, 2021, the Company through its wholly owned subsidiary LiveXLive PR, Inc., acquired Gramophone Media, Inc. ("Gramophone"). On February 28, 2023, the Company acquired a majority interest in Splitmind LLC and Drumify LLC. On September 8, 2023, PodcastOne completed a Qualified Event (as defined below) (its spin out from the Company to become a standalone publicly trading company) as a result of its direct listing on The NASDAQ Capital Market on such date (the "Direct Listing"). As of the date of this Quarterly Report, PodcastOne continues to be a majority owned subsidiary of the Company.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2024, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended June 30, 2024. The results for the three months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2025 (“fiscal 2025”). The condensed consolidated balance sheet as of March 31, 2024 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2024 (the “2024 Form 10-K”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2024 Form 10-K.

Going Concern and Liquidity

The Company’s interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $6.3 million as of June 30, 2024). As reflected in its interim unaudited condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $1.6 million for the three months ended June 30, 2024, and provided cash of $1.3 million in operating activities for the three months ended June 30, 2024 and had a working capital deficiency of $22.5 million as of June 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a new universal shelf Registration Statement on Form S-3 (the “New Shelf S-3”) with the SEC, which was declared effective by the SEC on February 17, 2022. Under the New Shelf S-3, the Company has the ability to raise up to $150.0 million in cash from the sale of its equity, debt and/or other financial instruments. In May 2024, the Company entered into a Sales Agreement with Roth Capital Partners, LLC ("Roth Capital"), under which the Company  may offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Roth Capital acting as the Company's sales agent. As of the filing of this Quarterly Report, we have not sold any shares under such agreement. The uncertain market conditions may limit the Company’s ability to access capital, may reduce demand for its services and may negatively impact its ability to retain key personnel. Management may seek additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. If the Company is unable to obtain sufficient financing when needed, the Company may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

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

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the 2024 Form 10-K, other than those included below.

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

Segment Reporting

The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across its one operating segments.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. Services received are charged to expense in the same manner. If delivery of impressions have occurred before the receipt of goods or services, a receivable is recorded. Barter revenue for the three months ended  June 30, 2024 and 2023 was $6.0 million and $4.1 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at  June 30, 2024 and 2023 was less than $0.1 million, respectively.

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

Revenue from the Company’s ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets, including both online pay-per-view ("PPV") tickets as well as ticket physically purchased through a ticket sale vendor. For primary tickets sold to the Company’s PPV and festival events the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. For PPV arrangements that include multiple performance obligations, i.e. delivery of the online stream, sponsorships, digital meet and greet, or physical merchandise, the Company allocates the total contract consideration to each performance obligation using the standalone selling price. If the standalone selling price is not readily determinable, it is estimated using observable inputs including an adjusted market-based approach, expected cost plus margin, or the residual approach.

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

At June 30, 2024 and 2023, the Company had 2,266,667 and 3,500,191 options outstanding, respectively, 1,706,292 and 1,670,965 restricted stock units outstanding, respectively, and 4,949,399 and none common stock warrants, respectively.

The following table shows the calculation of basic and diluted earnings per share for the periods Series A Preferred Stock was outstanding:

	Three Months Ended	Three Months Ended
In thousands, except per share amounts	June 30, 2024	June 30, 2023
Net loss attributed to LiveOne	$(1,169)	$(515)
Deemed dividends upon redemption of Series A preferred stock	(378)	-
Dividends on Series A preferred stock	(316)	-
Net loss attributed to LiveOne	$(1,863)	$(515)
Basic and diluted weighted average number of shares outstanding	94,419,692	86,895,208
Shares used in computation of basic and diluted earnings per share	$(0.02)	$(0.01)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the periods ended June 30, 2024 and March 31, 2024 (in thousands):

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$6,165	$6,987
Restricted cash	155	155
Total cash and cash equivalents and restricted cash	$6,320	$7,142

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

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of June 30, 2024 and March 31, 2024, the Company had restricted cash of $0.2 million and $0.2 million, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. At June 30, 2024, the Company had one customer that made up 29% of the total accounts receivable balance. At June 30, 2023, the Company had one customer that made up 35% of the total accounts receivable balance.

The Company’s accounts receivable at June 30, 2024 and March 31, 2024 is as follows (in thousands):

	June 30,	March 31,
	2024	2024
Accounts receivable, gross	$15,765	$14,260
Less: Allowance for credit losses	(1,005)	(1,055)
Accounts receivable, net	$14,760	$13,205

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company adopted ASU 2023-07 on April 1, 2024 on a prospective basis. The adoption of this standard did not have an impact on the Company’s interim condensed consolidated financial statements.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended  June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Revenue
Membership Services	$18,850	$15,212
Advertising	13,074	10,783
Merchandising	1,154	1,740
Sponsorship and Licensing	-	29
Ticket/Event	-	3
Total Revenue	$33,078	$27,767

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

For the three months ended June 30, 2024 and 2023, one customer accounted for 53% and 48% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in the deferred revenue balances during the three months ended June 30, 2024 (in thousands):

Deferred
Revenue
Balance as of March 31, 2024	$728
Revenue recognized that was included in the contract liability at beginning of period	(303)
Increase due to cash received, excluding amounts recognized as revenue during the period	250
Balance as of June 30, 2024	$675

Note 4 — Property and Equipment

The Company’s property and equipment at June 30, 2024 and  March 31, 2024 was as follows (in thousands):

	June 30,	March 31,
	2024	2024
Property and equipment, net
Computer, machinery, and software equipment	$3,328	$6,564
Furniture and fixtures	561	556
Leasehold improvements	597	597
Capitalized internally developed software	18,990	18,109
Total property and equipment	23,476	25,826
Less accumulated depreciation and amortization	(19,760)	(22,180)
Total property and equipment, net	$3,716	$3,646

Depreciation expense was $0.8 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 the company disposed of $3.3 million  of equipment. with a corresponding write-off to accumulated depreciation

Note 5 — Goodwill and Intangible Assets

Goodwill

The Company currently has three reporting units. The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2024 (in thousands):

Goodwill
Balance as of March 31, 2024	$23,379
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2024	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived brand and trade names intangible assets in the Company’s Audio Group segment for the three months ended June 30, 2024 (in thousands):

Tradenames
Balance as of March 31, 2024	$4,637
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2024	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	2,325	3,041
Customer relationships	6,570	6,570	-
Content creator relationships	3,787	1,920	1,867
Domain names	523	202	321
Brand and trade names	1,071	465	606
Customer list	2,673	1,617	1,056
Total	$39,271	$32,380	$6,891

The Company’s finite-lived intangible assets were as follows as of  March 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	2,236	3,130
Customer relationships	6,570	6,570	-
Content creator relationships	4,082	1,568	2,514
Domain names	523	190	333
Brand and trade names	1,071	439	632
Customer list	2,673	1,504	1,169
Total	$39,566	$31,788	$7,778

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

The Company’s amortization expense on its finite-lived intangible assets was $0.6 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded an impairment charge of $0.2 million and none for the three months ended June 30, 2024 and 2023, respectively. The impairment for the three months ended June 30, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

Finder's Agreement

In September 2023, PodcastOne entered into a finder's fee arrangement pursuant to which it agreed to issue shares of PodcastOne common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts creators of such platform entered into new podcasting agreements with PodcastOne, with the amount of the fee to be based on the amount of revenues actually derived by PodcastOne from such podcasts during a predetermined period. Payments made to such third party attributed to PodcastOne entering into new podcast contracts were capitalized to content creator relationship intangibles. As of June 30, 2024 and March 31, 2024, the Company has capitalized $3.2 million of payments made to such third party. $1.8 million of the $3.2 million capitalized of payments made to such third party was paid with PodcastOne common stock.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2025 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2025 (remaining nine months)	$1,536
2026	1,762
2027	1,023
2028	508
2029	508
Thereafter	1,554
$6,891

Note 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2024 and March 31, 2024 were as follows (in thousands):

	June 30,	March 31,
	2024	2024
Accounts payable	$14,338	$15,154
Accrued liabilities	12,712	11,708
Lease liabilities, current	-	91
	$27,050	$26,953

Note 7 — Notes Payable

Notes payable at June 30, 2024 and March 31, 2024 were as follows (in thousands):

	June 30,	March 31,
	2024	2024
SBA loan	$159	$160
Capchase loan	1,133	1,303
	1,292	1,463
Less: Current portion of Notes payable	(691)	(692)
Notes payable	$601	$771

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the United States. Small Business Administration (the “SBA”). Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. There are no covenants associated with the SBA loan.

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed the amount of $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the ABL Credit Facility and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026. As of June 30, 2024, the Company was in compliance with covenants under the Capchase agreement.

Maturities of notes payables as of June 30, 2024 were as follows (in thousands):

For Years Ending March 31,
2025 (remaining nine months)	$521
2026	627
2027	4
2028	4
2029	4
Thereafter	132
Total	$1,292

Note 8 — PodcastOne Bridge Loan

PodcastOne’s Private Placement

On July 15, 2022, PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of PodcastOne’s unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8.0 million pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of PodcastOne’s common stock, par value $0.00001 per share. The PC1 Notes were scheduled to mature one year from July 15, 2022, subject to a one-time three-month extension at PodcastOne’s election, and were subsequently extended to October 15, 2023 (the “Maturity Date”). The PC1 Notes bore interest at a rate of 10% per annum payable on maturity. The PC1 Notes automatically convert into the securities of PodcastOne sold in a Qualified Financing (an initial public offering of PodcastOne’s securities from which PodcastOne’s trading market at the closing of such offering is a national securities exchange) or Qualified Event (a direct listing of PodcastOne’s securities on a national securities exchange), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of PodcastOne’s common stock outstanding immediately prior to the closing of a Qualified Financing or "Qualified Event", as applicable (assuming full conversion or exercise of all convertible and exercisable securities of PodcastOne then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the PC1 Notes (other than the Company) could at such holder’s option require PodcastOne to redeem up to 45% of the principal amount of such holder’s PC1 Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the PC1 Notes (other than those held by the Company), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to have been made pro rata to the redeeming holders of the PC1 Notes (the “Optional Redemption”).

The Company also agreed (i) not to effect a Qualified Financing or a Qualified Event, as applicable, unless immediately following such event the Company owns no less than 66% of PodcastOne’s equity, unless in either case otherwise permitted by the written consent of the holders of the majority of the PC1 Notes (excluding the Company) (the “Majority Noteholders”) and the senior lender, as applicable, (ii) that until a Qualified Financing or a Qualified Event, as applicable, is consummated, the Company guaranteed the repayment of the PC1 Notes when due (other than the Bridge Notes issued to LiveOne) and any interest or other fees due thereunder, and (iii) that if PodcastOne has not consummated a Qualified Financing or a Qualified Event, as applicable, by February 15, 2023, March 15, 2023 or April 15, 2023, unless in either case permitted by the written consent of the Majority Noteholders, PodcastOne was required to redeem $1,000,000 of the then outstanding PC1 Notes (other than the PC1 Notes issued to the Company) by the tenth calendar day of each month immediately following such respective date, up to an aggregate redemption of $3,000,000 over the course of such three months, each of which shall be distributed to the holders of the Bridge Notes (other than LiveOne) on a prorated basis (the “Early Redemption”).

PodcastOne further agreed to register the shares of its common stock issuable upon conversion of the PC1 Notes and exercise of the PC1 Warrants in connection with a Qualified Financing or a Qualified Event. If PodcastOne did not file such registration statement on or prior to April 15, 2023, PodcastOne would have been required to prepay $1,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company), and if PodcastOne did not file such registration statement on or prior to July 15, 2023, PodcastOne would have been required to prepay $2,000,000 of the PC1 Notes pro rata to the PC1 Notes holders (other than the Company) (the “Reg St Redemption”). PodcastOne was not required to redeem or repay more than a total of $3,000,000 of the principal amount of the PC1 Notes as a result of the Optional Redemption, the Early Redemption and/or the Reg St Redemption.

As part of the PC1 Bridge Loan, PodcastOne redeemed $3.0 million (excluding the OID) worth of PC1 Notes.

On September 8, 2023, PodcastOne completed a Qualified Event (its spin out from the Company to become a standard publicly trading company (the “Spin-Out”)) as a result of the Direct Listing. In connection with such completed Qualified Event, all of the remaining PC1 Notes (including interest thereunder) in the aggregate amount of approximately $7.02 million converted into approximately 2,341,000 shares of PodcastOne’s common stock.

Warrants

The PC1 Warrants were classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $1.7 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Black Scholes model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Direct Listing and the shares of PodcastOne's common stock becoming publicly traded, the warrant liability was reclassified to equity as the number and exercise price of the warrants was settled at 3,114,000 warrants with an exercise price of $3.00 per warrant per the warrant agreement.

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

Total unrealized gains of $0.6 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the three months ended June 30, 2023, in the accompanying interim unaudited condensed consolidated statements of operations. The fair value of the warrant as of September 8, 2023 was $5.9 million and was classified as equity as the warrants were exercisable for a fixed price of $3.00. As of June 30, 2024, 3,114,000 warrants of PodcastOne remain outstanding and none have been exercised.

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

The fair value of the Redemption Liability was $0.6 million at June 30, 2023. As of June 30, 2024 the Redemption Liability was eliminated as the PC1 Bridge Loan notes were converted into common stock, therefore the derivative component was cancelled.  The $0.6 million change in the fair value of the Redemption Liability derivative as of June 30, 2023 was recorded as an unrealized gain and included in other income in the interim unaudited accompanying condensed consolidated statements of operations for the three months ended June 30, 2023

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $2.8 million was amortized to interest expense through July 15, 2023, the term of the PC1 Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three  months ended June 30, 2023 was $0.6 million.

Interest expense with respect to the PC1 Bridge Loan for the three months ended June 30, 2023 was $0.1 million. There are no restrictive operational covenants associated with the PC1 Bridge Loan.

During the three months ended June 30, 2023, PodcastOne redeemed $3.0 million of the PC1 Notes held by third-party holders (other than the Company). At June 30, 2024, all of the PC1 Notes and accrued interest therein have been converted in full in connection with the Spin-Out.

Note 9 — Senior Secured Line of Credit

On June 2, 2021, the Company entered into a Business Loan Agreement (the "Former Business Loan Agreement") with East West Bank (the “Senior Lender”), which provided for a revolving credit facility collateralized by all of the assets of the Company and its subsidiaries. In connection with the Former Business Loan Agreement, the Company entered into a Promissory Note with the Senior Lender and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), maturing on June 2, 2023.

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended June 30, 2024 was 11.00%.

The principal balance under the Revolving Credit Facility as of June 30, 2024 was $7.0 million. The Company recorded interest expense of $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 the Company was in compliance with covenants under the Revolving Credit Facility.

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

On  May 31, 2024, the Company was granted an extension of 90 days on the maturity date, therefore the Revolving Credit Facility will mature in  September 2024.

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

In connection with the New Business Loan Agreement, the Company’s current Promissory Note, dated as of June 2, 2021, issued to the Senior Lender in the principal amount of $7,000,000 (the “Promissory Note”) continues in effect except as modified by the New Business Loan Agreement and the Change in Terms Agreement, dated as of August 22, 2023 entered into by the Company and the Senior Lender in connection with the New Business Loan Agreement.

The principal balance under the ABL Credit Facility as of June 30, 2024 was $7.0 million, respectively. The Company recorded interest expense of $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. The Company was in compliance with all debt covenants associated with the ABL Credit Facility as of June 30, 2024.

Note 10 — Related Party Transactions

As of March 31, 2022, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital. In February 2023, the Trinad Notes along with accrued interest were converted into 6,177 shares of Series A Preferred Stock in addition to 200,000 shares of common stock. 3,813 shares of Series A Preferred Stock was outstanding as of June 30, 2024. In April 2023 and July 2023, the Company issued 116 and 192 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock.

On September 8, 2023, PodcastOne completed its Direct Listing on the Nasdaq Capital Market which resulted in the Company owning 15,672,186 shares of common stock in PodcastOne along with 1,100,000 common stock warrants to purchase shares of PodcastOne's common stock as of March 31, 2024. Also, on this date, PodcastOne issued 147,044 shares of PodcastOne common stock to the Company's CEO as a result of his ownership of the Company's preferred stock.

During the three months ended June 30, 2024 and the year ended  March 31, 2024, the Company received 200,000 and 159,333 shares of PodcastOne Common stock with a fair value of $0.4 million $0.3 million, respectively, in exchange for amounts owed under a cost sharing arrangement between PodcastOne and the Company.

During the three months ended June 30, 2024 and 2023, the Company issue or reserved 46,113 and 149,496 shares of common stock with a value of $0.1 million and $0.2 million to a relative of the CEO for services performed, respectively.

Note 11 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of one year, which originally expired in fiscal year 2022 and was renewed for an additional year. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, which expired  June 30, 2024.

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense for these leases totaled less than $0.1 million for the three months ended June 30, 2024 and 2023, respectively. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.1 million during each of the three months ended June 30, 2024 and 2023, respectively.

Operating lease costs for the three months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2024	2023
Fixed rent cost	$155	$159
Short term lease cost	67	48
Total operating lease cost	$222	$207

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30,	March 31,
Operating leases	2024	2024
Operating lease right-of-use assets	$-	$88

Operating lease liability, current	$-	$91
Operating lease liability, noncurrent	-	-
Total operating lease liabilities	$-	$91

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

Lease and non-lease components – non-lease components were considered and determined not to be material.

Note 12 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2024	2024
Accrued royalties	$6,991	$7,508
Accrued sales tax	1,842	1,706
Other long-term liabilities	101	140
Total other long-term liabilities	$8,934	$9,354

The Company classified $7.0 million and $7.5 million of accrued royalties into long term based on contractual arrangements with the royalty holders as of June 30, 2024 and March 31, 2024, respectively.

Note 13 — Commitments and Contingencies

Contractual Obligations

As of  June 30, 2024, the Company is obligated under agreements with various music right holders and labels, festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers   and other contractual obligations to make guaranteed payments as follows: $6.0 million for the fiscal year ending  March 31, 2025, $0.6 million for the fiscal year ending March 31, 2026, $0.5 million for the fiscal year ending March 31, 2027 and $0.5 million for the fiscal year ending March 31, 2028.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of June 30, 2024, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On August 4, 2022, the Company entered into a settlement agreement with a certain music partner attributed to past royalties owed. The Company issued 800,000 shares of its common stock to the music partner and settled $0.4 million of accounts payable with the remaining value of the shares attributed to prepayment for future royalties. The fair value of the shares was determined to be $1.0 million based on the Company’s share price at the date the shares were issued. As of June 30, 2024, no amount was recorded as a prepaid asset related to this transaction in order to fund future amounts owed for royalties. As the agreement was not terminated by the music partner after one year, the Company issued to the music partner an additional 200,000 shares of its common stock as prepayment of future royalties during the fiscal year ended March 31, 2024 ("Fiscal 2024").

Employment Arrangements

As of June 30, 2024, the Company has an employment arrangement with its two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.3 million on an annual basis. Furthermore, such employment arrangements consist of an employment agreement which contains severance clauses that could require severance payments in the aggregate amount of $0.3 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers) to the Company’s CFO.

On August 28, 2023, the Company's subsidiary, PodcastOne, Inc., entered into a new two-year employment contract with its President for $0.4 million per year effective January 1, 2023.

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  June 30, 2024, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

Legal Proceedings

During the three months ended June 30, 2023, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties that were not material and were included in general and administrative expenses in the accompanying consolidated statement of operations.

On February 23, 2023, Cherri Bell filed a complaint in the Superior Court of the State of California, County of Los Angeles against the PodcastOne Sales, LiveOne and Mr. Kit Gray, the Company’s President. The complaint alleges several causes of action allegedly arising out of plaintiff’s employment with PodcastOne Sales, including claims for retaliation in violation of California Labor Code §1102.5, wrongful termination in violation of public policy and intentional infliction of emotional distress. Plaintiff is seeking damages, which shall be determined at trial, if any, plus interest, attorneys’ fees and costs and other such relief as the court may award. The defendants have denied plaintiffs’ claims, and the Company believes that the allegations are without merit and that the defendants have strong defenses. The Company intends to vigorously defend all defendants against any liability to the plaintiff. The defendants have also filed a motion to compel arbitration in this matter. As of the date of this filing, while the Company has assessed that the likelihood of a loss, if any, is not probable, the outcome of this lawsuit is inherently uncertain and the potential range of loss could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Note 14 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three month periods ended June 30, 2024 and 2023.

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase of up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 402,593 and 694,315 shares of its common stock under the stock repurchase program for the three months ended June 30, 2024 and 2023 for a total of $0.7 million and $1.0 million, respectively.

Series A Preferred Stock

The Series A Preferred Stock is convertible at any time at a Holder’s option into shares of the Company’s common stock, at a price of $2.10 per share of common stock, bears a dividend of 12% per annum, is perpetual and has no maturity date. At the option of the Company, the dividend was to be paid in-kind for the first 12 months after April 1, 2024 (the “Effective Date”), and thereafter, the Holders had the option to select whether subsequent dividend payments shall be paid in kind or in cash; provided, that as long as any Series A Preferred Stock is held by the “Harvest Funds”, Trinad Capital shall receive the dividend solely in kind. The Series A Preferred Stock shall have no voting rights, except as set forth in the Certificate of Designation or as otherwise required by law.

The Company may, at its option (the “Optional Redemption Right”), on or before the Mandatory Redemption Date (as defined herein), purchase up to $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds at a cash redemption price per share of Series A Preferred Stock equal to the Stated Value (the “Redemption Price”). The Company was required on or before August 3, 2024 (the “Mandatory Redemption Date”), and in any event if prior to the Mandatory Redemption Date the Company consummated any financing transaction in which the Company, directly or indirectly, raised, in aggregate, gross proceeds of more than $20,000,000 of new capital, to purchase $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds (the “Mandatory Redemption Amount”) at the Redemption Price (the “Mandatory Redemption”). If the Optional Redemption Right was exercised up to the full $5,000,000 amount, the Mandatory Redemption requirement would be terminated; provided, that if the Optional Redemption Right was exercised in any amount less than $5,000,000, the Mandatory Redemption Amount would be reduced by the amount that the Optional Redemption Right has been elected and exercised. Without the prior express consent of the majority of the votes entitled to be cast by the holders of Series A Preferred Stock outstanding at the time of such vote (the “Majority Holders”), the Company shall not authorize or issue any additional or other shares of its capital stock that are (i) of senior rank to the Series A Preferred Stock or (ii) of pari passu rank to the Series A Preferred Stock, in each case in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation.

Pursuant to the Exchange Agreements, the Company agreed that at any time that any of the shares of Series A Preferred Stock issued to the Harvest Funds are outstanding, (i) to directly or through its 100% owned subsidiaries (as applicable), to own on a fully diluted basis at least 66% of the total equity and voting rights of any and all classes of securities of each of PodcastOne, Slacker, PPV One, Inc., and LiveXLive Events, LLC subsidiaries of the Company, (ii) not to issue shares of its common stock or convertible equity securities at a price less than $2.10 per share (subject to certain exceptions), provided, that such consent shall not be required in connection with any merger, acquisition or other business combinations of the Company and/or any of its subsidiaries with any unaffiliated third party, (iii) not to raise more than an aggregate of $20,000,000 of capital in one or more offerings, including without limitation, one or more equity or debt offerings or a combination thereof, on an accumulated basis commencing after February 3, 2023 (the “Qualified Offering”); provided, that such consent shall not be required for any equity financing of the Company at a price of $2.25 per share or above, and (iv) if after February 3, 2023 the Company distributes any of its assets or any shares of its common stock or Common Stock Equivalents (as defined in the Exchange agreements) of any of its subsidiaries pro rata to the record holders of any class of shares of its common stock, the Company shall distribute to the Holders its pro rata portion of any such distribution (calculated on an as-converted basis with respect to the then outstanding Series A Preferred Stock) concurrently with the distribution to the then record holders of any class of its common stock (including an applicable distribution of shares of PodcastOne’s common stock to the Harvest Funds in connection with PodcastOne’s Spin-Out and special dividend of PodcastOne’s common stock to the Company’s stockholders of record), in each case without the Majority Holders’ prior written consent. Any breach of the aforementioned covenants shall constitute a material breach, which if uncured, shall result in the issuance of an aggregate of 56,473 shares of the Company’s restricted common stock (the “Default Shares”) to the Holders for each five trading days (or pro rata thereof) after the date of the breach; provided, that if such breach is cured within the applicable cure period, no Default Shares shall be issued.

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

On the Effective Date, the Company entered into Letter Agreements (collectively, the “Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”), (ii) Harvest Small Cap Partners, L.P. (“HSCP” and together with HSCPM, the “Harvest Funds”), and (iii) Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of the Company’s Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value of $1,000 per share. Pursuant to the Agreements (i) the Holders converted approximately $11.4 million worth of shares of Series A Preferred Stock into shares of the Company’s common stock, at a price of $2.10 per share, as follows: HSCPM converted 5,602.09 shares of Series A Preferred Stock into 2,667,664 shares of the Company’s common stock, HSCP converted 2,397.91 shares of Series A Preferred Stock into 1,141,860 shares of the Company’s common stock, and Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 1,616,709 shares of the Company’s common stock (collectively, the “Shares”), and (ii) HSCPM, HSCP and Trinad Capital received 910,340, 389,660 and 535,399 three-year warrants to purchase the Company’s common stock exercisable at a price of $2.10 per share (collectively, the “Warrants”). The Company accounted for the redemption of the Series A Preferred Stock as a Redemption and extinguished $5.0 million of mezzanine equity and $6.4 million of permanent equity. In addition the Company recorded the fair value of the common stock issued in the amount of $10.0 million and the fair value of the common stock warrants of $1.6 million to equity in accordance with ASC 260, Earnings Per Share. The derivative associated with the mezzanine equity was extinguished and a gain was recognized for the three months ended June 30, 2024 in the amount of $0.6 million. The difference between the carrying value of the Series A Preferred Stock extinguished, and the fair value of the common stock and common stock warrants issued was recorded as a deemed dividend in the amount of $0.3 million.

The change in fair value of the embedded derivative included in the statement of earnings was a loss of $0.5 million for the three months ended June 30, 2023.

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

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value. During the three months ended June 30, 2024 and 2023, the Company issued 378 and no shares of its Series A Preferred Stock as a dividend in accordance with terms of the Certificate of Designation.

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

The Company recognized share-based compensation expense of $1.7 million and $0.9 million during the three months ended June 30, 2024 and 2023, respectively. The total tax benefit recognized related to share-based compensation expense was none for the three months ended June 30, 2024 and 2023

PodcastOne 2022 Equity Plan

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

As of June 30, 2024, PodcastOne has granted incentive awards underlying 879,060 shares of PodcastOne's common stock under the 2022 Plan with a fair value of $3.64 per share. 40,625 of the awards had vested or have been forfeited as of June 30, 2024. As of June 30, 2024, PodcastOne recognized $0.1 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.0 million, which is expected to be recognized over a weighted-average service period of 0.78 years.

Non- Controlling  Interest

On September 8, 2023, the Company completed its spin out of PodcastOne from the Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out"), as a result 4.3 million shares of PodcastOne common stock were issued to holders outside of the Company resulting in a non-controlling interest in the company of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result, the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $ $1.5 million. Subsequent to the Spin-Out, PodcastOne issued an additional 3.2 million shares to non-LVO holders primarily from the conversion of the PC1 Bridge Loan which resulted in a non-controlling interest of 26.50%, resulting in an increase of $2.5 million to non-controlling interest within the accompanying condensed consolidated statement of stockholders' deficit and mezzanine equity during the year ended March 31, 2024. In addition, as a result of the completion of the Spin-Out and the PodcastOne shares being publicly traded, the variability in the terms of the warrants issued with the PC1 Bridge Loan was resolved so that the warrants issued in PodcastOne common stock were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million during the year ended March 31, 2024. The Company had a non-controlling interest of 28.0% as of June 30, 2024.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $17.5 million and $13.3 million for the three months ended  June 30, 2024 and 2023, respectively. Total receivables from the OEM were 35% and 29% of total accounts receivable as of June 30, 2024 and March 31, 2024, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $0.3 million resides in PodcastOne, $3.0 million in Slacker and $0.4 million is attributed to our Media Operations.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following table presents the results of operations for our reportable segments for the three months ended June 30, 2024 and 2023:

	Three months ended
	June 30, 2024
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$13,159	$18,704	$1,215	$-	$33,078
Net income (loss)	$(1,366)	$3,352	$(1,391)	$(2,152)	$(1,557)

	Three months ended
	June 30, 2023
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$10,637	$15,076	$2,054	$-	$27,767
Net income (loss)	$(210)	$3,384	$(848)	$(2,841)	$(515)

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

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2024	$607
Change in fair value of bifurcated embedded derivatives, reported in earnings	(607)
Balance as of June 30, 2024	$-

Note 18 — Subsequent Events

Shares Repurchase

Subsequent to  June 30, 2024 and as of August 13, 2024, the Company repurchased 141,054 shares of its common stock at an average price of $1.60 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2024, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on one key customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, including the proposed special dividend and spin-out of our pay-per-view business, the timing of the consummation of such proposed event, including the risks that a condition to consummation of such proposed event would not be satisfied within the expected timeframe or at all or that the consummation of any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, the timing of the consummation of such proposed event will not occur; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveOne App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on legacy music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in the airline industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to repay the convertible notes at maturity; the effect of the conditional conversion feature of our Series A Preferred Stock; our compliance with the covenants in our debt agreements; our intent to repurchase shares of our and/or PodcastOne's common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2024 (the “2024 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as a single operating segment. Our senior management regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segment and consolidated operating performance. In prior fiscal years we generated a majority of our revenue primarily through membership services from our streaming radio and music services and to a lesser extent, through advertising and licensing across our music platform. In the fourth quarter of our fiscal year ended March 31, 2020, we began generating ticketing, sponsorship and promotion-related revenue from live music events through our February 2020 acquisition of React Presents. In May 2020, we launched a new pay-per-view (“PPV”) offering enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS. Through the operations of our DayOne Music Publishing, Drumify and Splitmind subsidiaries, we operate our music publishing and artist and brand development businesses.

For the three months ended June 30, 2024 and 2023, we reported revenue of $33.1 million and $27.8 million, respectively. We have one customer that accounted for more than 10% of its revenue during the three months ended June 30, 2024 and 2023. The customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. In the three months ended June 30, 2024 and 2023, total revenue from the OEM was $17.5 million and $13.3 million, respectively.

Key Corporate Developments for the Quarter Ended June 30, 2024

We ended the June 30, 2024 quarter with approximately 2,900,000 paid members on our music platform, up from approximately 2,300,000 at June 30, 2023, representing 44% annual growth. Included in the total number of paid members for the reported periods are certain members which are the subject of a contractual dispute. We are currently not recognizing revenue related to these members.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During our fiscal year ended March 31, 2024, we derived 57% of our revenue from paid memberships and the remainder from advertising, ticketing, sponsorship, merchandising and licensing. Our revenue for the fiscal year ended March 31, 2024 was comprised of 57% from paid members, 40% from advertising and 3% from merchandise.

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

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts, extending our distribution to include pay television, OTT and social channels, deploying new services for our members, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne, CPS and Gramophone are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2025, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

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

For the quarter ended June 30, 2024 and 2023, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 49% and 42% of our consolidated revenue, respectively. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond June 30, 2024 could cause our revenue to fluctuate significantly.

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

Consolidated Results of Operations

Three Months Ended June 30, 2024, as compared to Three Months Ended June 30, 2023

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Revenue:	$33,078	$27,767

Operating expenses:
Cost of sales	25,087	19,563
Sales and marketing	1,431	1,904
Product development	1,071	1,246
General and administrative	5,505	5,063
Impairment of intangible assets	176	-
Amortization of intangible assets	592	246
Total operating expenses	33,862	28,022
Income (loss) from operations	(784)	(255)

Other income (expense):
Interest expense, net	(859)	(1,418)
Other expense	135	1,237
Total other income (expense), net	(724)	(181)

(Loss) income before income taxes	(1,508)	(436)

Provision for (benefit from) income taxes	49	79
Net loss	(1,557)	(515)
Net loss attributable to non-controlling interest	(388)	-
Net loss attributed to LiveOne	$(1,169)	$(515)

Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average common shares – basic and diluted	94,419,692	86,895,208

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Depreciation expense
Cost of sales	$37	$36	3%
Sales and marketing	66	44	50%
Product development	461	440	5%
General and administrative	256	287	-11%
Total depreciation expense	$820	$807	2%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Stock-based compensation expense
Cost of sales	$315	$268	18%
Sales and marketing	(40)	(8)	400%
Product development	118	55	115%
General and administrative	1,307	562	133%
Total stock-based compensation expense	$1,700	$877	94%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	June 30,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	76%	70%
Sales and marketing	4%	7%
Product development	3%	4%
General and administrative	17%	18%
Impairment of intangible assets	1%	0%
Amortization of intangible assets	2%	1%
Total operating expenses	102%	101%
(Loss) income from operations	-2%	-1%
Other income (expense), net	-2%	-1%
Income (loss) before income taxes	-5%	-2%
Income tax provision (benefit)	0%	0%
Net loss	-5%	-2%
Net loss attributable to non-controlling interest	-1%	0%
Net loss attributed to LiveOne	-4%	-2%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Membership services	$18,850	$15,212	24%
Advertising	13,074	10,783	21%
Merchandising	1,154	1,740	-34%
Sponsorship and licensing	-	29	-100%
Ticket/Event	-	3	-100%
Total Revenue	$33,078	$27,767	19%

Membership Revenue

Membership revenue increased $3.6 million, or 24%, to $18.9 million for the three months ended June 30, 2024, as compared to $15.2 million for the months ended June 30, 2023. The increase was primarily as a result of member growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased $2.3 million, or 21%, to $13.1 million for the three months ended June 30, 2024, as compared to $10.8 million for the three months ended June 30, 2023, which is primarily attributable to growth in advertising at PodcastOne year-over-year.

Merchandising

Merchandising revenue decreased $0.6 million, or 34%, to $1.2 million for the three months ended June 30, 2024, as compared to $1.7 million the three months ended June 30, 2023, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $29,000, or 100%, to none for the three months ended June 30, 2024, as compared to $29,000 for the three months ended June 30, 2023. The decrease was primarily due to no significant events occurring for the three months ended June 30, 2024.

Ticket/Event

Ticket/Event revenue decreased by $3,000, or 100%, to none for the three months ended June 30, 2024, as compared to $3,000 for the three months ended June 30, 2023, driven by the lack of any in-person events during the current year period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Membership	$12,165	9,348	30%
Advertising	11,846	9,034	31%
Production and Ticketing	68	(218)	-131%
Merchandising	1,008	1,399	-28%
Total Cost of Sales	$25,087	$19,563	28%

Membership

Membership cost of sales increased by $2.8 million, or 30%, to $12.2 million for the three months ended June 30, 2024, as compared to $9.3 million for the three months ended June 30, 2023. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales increased by $2.8 million, or 31%, to $11.8 million for the three months ended June 30, 2024, as compared to $9.0 million for the three months ended June 30, 2023. The increase was primarily due to an increase in revenue share expense compared to the prior year period and is line with the increase in revenue for the period.

Production and Ticketing

Production cost of sales increased by $0.3 million, or 131%, to $0.1 million for the three months ended June 30, 2024, as compared to a credit of $0.2 million for the three months ended June 30, 2023. The Company was able to negotiate credits with some vendors on amounts previously owed during the three months ended June 30, 2023.

Merchandising

Merchandising cost of sales decreased by $0.4 million, or 28%, to $1.0 million for the three months ended June 30, 2024, as compared to $1.4 million for the three months ended June 30, 2023 due to lower merchandising revenues noted above.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Sales and marketing expenses	$1,431	$1,904	-25%
Product development	1,071	1,246	-14%
General and administrative	5,505	5,063	9%
Impairment of intangible assets	176	-	100%
Amortization of intangible assets	592	246	141%
Total Other Operating Expenses	$8,775	$8,459	4%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.5 million, or 25%, to $1.4 million for the three months ended June 30, 2024, as compared to $1.9 million for the three months ended June 30, 2023, primarily driven by reduced payroll costs.

Product Development

Product development expenses decreased by $0.2 million, or 14%, to $1.1 million for the three months ended June 30, 2024, as compared to $1.2 million for the three months ended June 30, 2023, which was driven by a decrease in employees as compared to the prior year.

General and Administrative

General and administrative expenses increased by $0.4 million, or 9%, to $5.5 million for the three months ended June 30, 2024, as compared to $5.1 million for the three months ended June 30, 2023, largely due to an increase in share-based compensation of $0.7 million offset by a $0.3 million decrease in cost attributed to accounting, license and payroll.

           Impairment of Intangible Assets

           Impairment of intangible assets increased $0.2 million, or 100%, to $0.2 million for the three months ended June 30, 2024, as compared to none for the three months ended June 30, 2023, which is attributed to the impairment of intangible assets of PodcastOne, see Note 5 – Goodwill and Intangible Assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.4 million, or 141%, to $0.6 million for the three months ended June 30, 2024, as compared to $0.2 million for the three months ended June 30, 2023. The increase can be attributed to the addition of intangibles attributed to acquired podcast at PodcastOne.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Total other income (expense), net	$(724)	$(181)	300%

Total other income (expense) increased by $0.5 million, or 300%, to $0.7 million of expense for the three months ended June 30, 2024, as compared to $0.2 million of expense for the three months ended June 30, 2023. The increase is primarily driven by a reduction of the gain from changes in derivative liabilities of $1.1 million in the prior year period offset by a decrease in interest expense of $0.6 million due to the conversion of the Bridge Loan.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the three months ended June 30, 2024 was $0.4 million, which resulted from the Spin-Out of PodcastOne.

Business Segment Results

Three Months Ended June 30, 2024, as compared to Three Months Ended June 30, 2023

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Revenue	$13,159	$10,637	24%
Cost of Sales	11,709	8,222	42%
Sales & Marketing, Product Development and G&A	2,263	2,197	3%
Intangible Asset Amortization	553	25	2112%
Operating Income (Loss)	$(1,366)	$193	-808%
Operating Margin	-10%	2%	-672%
Adjusted EBITDA*	$(316)	$363	-187%
Adjusted EBITDA Margin*	-2%	3%	-170%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $2.5 million, or 24%, during the three months ended June 30, 2024, primarily due to increased advertising.

Operating Income (Loss)

Operating loss increased by $1.6 million or 808%, for the three months ended June 30, 2024, as the increase in revenue was lower than the increase in operating expenses due to growing the business.

Adjusted EBITDA

Adjusted EBITDA decreased by $0.7 million, or 187%, to $(0.3) million for the three months ended June 30, 2024, as compared to $0.4 million for the three months ended June 30, 2023. This was largely due to an increase in general and administrative cost associated with operating as a public company.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Revenue	$18,704	$15,076	24%
Cost of Sales	12,302	9,798	26%
Sales & Marketing, Product Development and G&A	2,120	1,859	14%
Intangible Asset Amortization	89	89	0%
Operating Income (Loss)	$4,193	$3,330	26%
Operating Margin	22%	22%	1%
Adjusted EBITDA*	$5,425	$4,514	20%
Adjusted EBITDA Margin*	29%	30%	-3%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $3.6 million, or 24%, during the three months ended June 30, 2024, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Income

Operating income increased by $0.9 million or 26%, for the three months ended June 30, 2024, as the increase in revenue was higher than the increase in operating expenses as no significant increases in cost were noted.

Adjusted EBITDA

Adjusted EBITDA increased by $0.9 million, or 20%, to $5.4 million for the three months ended June 30, 2024, as compared to $4.5 million for the three months ended June 30, 2023. This was largely due to additional Contribution Margin in the current period.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	June 30,
	2024	2023	% Change
Revenue	$1,215	$2,054	-41%
Cost of Sales	1,076	1,543	-30%
Sales & Marketing, Product Development and G&A	1,200	1,992	-40%
Intangible Asset Amortization	126	132	-5%
Operating Income (Loss)	$(1,187)	$(1,613)	-26%
Operating Margin	-98%	-79%	24%
Adjusted EBITDA*	$(628)	$(1,181)	-47%
Adjusted EBITDA Margin*	-52%	-57%	-10%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.8 million, or 41%, to $1.2 million during the three months ended June 30, 2024, as compared to $2.1 million for the three months June 30, 2023, primarily due to decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Income (Loss)

Operating loss decreased by $0.4 million, or 26%, to $1.2 million for the three months ended June 30, 2024 from $1.6 million for the three months ended June 30, 2023, as a result of a decrease in Contribution Margin coupled with the increase in expenses due to an increase in general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA loss decreased by $0.6 million, or 47%, to a $(0.6) million loss for the three months ended June 30, 2024, as compared to a $(1.2) million loss for the three months June 30, 2023. This was largely due to the decrease in operating loss compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Three months ended		Change
	June 30,		2024 vs.
	2024	2023	2023
Sales & Marketing, Product Development, and G&A	$2,424	$2,165	12%
Operating Loss	$(2,424)	$(2,165)	12%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(1,578)	$(1,486)	6%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss increased by $0.2 million, or 12%, to $2.4 million for the three months ended June 30, 2024, as compared to $2.2 million for the three months ended June 30, 2023, largely due to an increase in legal and accounting costs.

Adjusted EBITDA

Corporate Adjusted EBITDA loss decreased $0.1 million, or 6%, to $(1.6) million for the three months ended June 30, 2024 as compared to $(1.5) million for the year ended June 30, 2023. The increase was largely due to the increase in costs noted above.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended June 30, 2024 and 2023 (in thousands):

				Non-
				Recurring
	Net	Depreciation		Acquisition and	Other	(Benefit)
	Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended June 30, 2024
Operations – PodcastOne	$(1,366)	$619	$394	$37	$-	$-	$(316)
Operations – Slacker	3,352	750	505	146	672	-	5,425
Operations – Other	(1,391)	217	318	197	31	-	(628)
Corporate	(2,152)	2	483	19	21	49	(1,578)
Total	$(1,557)	$1,588	$1,700	$399	$724	$49	$2,903

Three Months Ended June 30, 2023
Operations – PodcastOne	$(210)	$86	$84	$-	$403	$-	$363
Operations – Slacker	3,384	714	216	453	(253)	-	4,514
Operations – Other	(848)	250	34	26	(643)	-	(1,181)
Corporate	(2,841)	5	543	54	674	79	(1,486)
Total	$(515)	$1,055	$877	$533	$181	$79	$2,210

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2024	2023

Revenue:	$33,078	$27,767
Less:
Cost of sales	(25,087)	(19,563)
Amortization of developed technology	(775)	(747)
Gross Profit	7,216	7,457

Add back amortization of developed technology:	775	747
Contribution Margin	$7,991	$8,204

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2024, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $6.3 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, incurrence of debt, the issuance of convertible notes and public offerings of our common shares. As of June 30, 2024, we have a senior secured line of credit of $7.0 million, the Capchase Loan (as defined below) of $1.2 million and an SBA loan balance of $0.1 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $1.6 million for the three months ended June 30, 2024, and cash provided by operating activities of $1.3 million for the three months ended June 30, 2024 and had a working capital deficiency of $22.5 million as of June 30, 2024. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

In July 2022, PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8,035,000 pursuant to the Subscription Agreements entered into with the Purchasers. In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares of PodcastOne’s common stock, par value $0.00001 per share (See Note 8 – PodcastOne Bridge Loan). As part of the PC1 Bridge Loan, we purchased $3,000,000 (excluding the OID) worth of PC1 Notes. As of June 30, 2024 all of the PC1 Bridge Loan has been converted into common stock of PodcastOne.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$1,342	$1,221
Net cash used in investing activities	(736)	(627)
Net cash used in financing activities	(1,428)	(4,013)
Net change in cash, cash equivalents and restricted cash	$(822)	$(3,419)

Cash Flows Provided by Operating Activities

For the three months ended June 30, 2024

Net cash provided by operating activities of $1.3 million primarily resulted from our net loss during the period of $1.6 million, which included non-cash charges of $2.5 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and impairment of intangibles. The remainder of our sources of cash used in operating activities of $0.4 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

For the three months ended June 30, 2023

Net cash provided by operating activities of $1.2 million primarily resulted from our net loss during the period of $0.5 million, which included non-cash charges of $2.1 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and amortization of debt discount. The remainder of our sources of cash used in operating activities of $(0.4) million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties and deferred revenue.

Cash Flows Used In Investing Activities

For the three months ended June 30, 2024

Net cash used in investing activities of $0.7 million was primarily due to the purchase of equipment during the three months ended June 30, 2024.

For the three months ended June 30, 2023

Net cash used in investing activities of $0.6 million was due to the purchase of equipment during the three months ended June 30, 2023.

Cash Flows Provided by Financing Activities

For the three months ended June 30, 2024

Net cash used in financing activities of $1.4 million was due to the payment of dividends of $0.5 million, repayment of our Capchase Loan of $0.2 million and repurchase of common stock under the Company’s share repurchase program of $0.7 million.

.

For the three months ended June 30, 2023

Net cash used in financing activities of $4.0 million was due to the repayment of PodcastOne's Bridge Loan of $3.0 million and repurchase of common stock under the our share repurchase program of $1.0 million.

Debt Covenants

As of June 30, 2024 we were in compliance under the Capchase Loan and the ABL Credit Facility.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, the Company remediated the material weakness identified in our Annual Report on Form 10-K, filed with the SEC on July 1, 2024. There have been no other changes in our internal control over financial reporting, during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have set forth in Item 1A. Risk Factors in our 2024 Form 10-K, risk factors relating to our business and industry, our acquisition strategy, our company, our subsidiaries, our technology and intellectual property, and our common stock. Readers of this Quarterly Report are referred to such Item 1A. Risk Factors in our 2024 Form 10-K for a more complete understanding of risks concerning us. Except as set forth below, there have been no material changes in our risk factors since those published in our 2024 Form 10-K.

Risks Related to Our Business and Industry

We rely on one key customer for a substantial percentage of our revenue. The loss of our largest customer or the significant reduction of business or growth of business from our largest customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 53% of our consolidated revenue for the three months ended June 30, 2024, and 48% of our consolidated revenue for the three months ended June 30, 2023. Our existing agreement with Tesla governs our music services to its car user base in North America, including our audio music streaming services. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate our agreement to provide them with such service. Tesla may also terminate our agreement for convenience at any time. If Tesla terminates our agreement, requires us to renegotiate the terms of our existing agreement or we are unable to renew such agreement on mutually agreeable terms, no longer makes our music services available to Tesla’s car user base, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

In addition, a significant amount of the membership revenue we generate from Tesla is indirectly subsidized by Tesla to its customers, which Tesla is not committed to carry indefinitely, including the ability to make available, terminate and/or change our music services for convenience at any time. Should our membership revenue services no longer be subsidized by and/or made available by Tesla to its customers or if Tesla reclassifies or renegotiates with us the definition of a paid member or demands credit for past members that no longer meet such requirement, there can be no assurance that we will continue to maintain the same number of paid members or receive the same levels of membership service revenue and membership revenue may substantially fluctuate accordingly. There is no assurance that we would be able to replace Tesla or lost business with Tesla with one or more customers that generate comparable revenue. Furthermore, there could be no assurance that our revenue from Tesla continues to grow at the same rate or at all. Any revenue growth will depend on our success in growing such customer’s revenues on our platform and expanding our customer base to include additional customers.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $1.6 million and $13.3 million for the quarter ended June 30, 2024 and fiscal year ended March 31, 2024, respectively, and cash provided by operating activities of $1.3 million and $6.8 million for the quarter ended June 30, 2024 and fiscal year ended March 31, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $240.9 million and a working capital of $22.5 million.

We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform and potentially making other accretive acquisitions, and anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations exclusively through the sale of equity and/or securities (including convertible securities), and after PodcastOne’s acquisition by us on July 1, 2020, through our sale of PodcastOne’s and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

Our ability to meet our total liabilities of $58.2 million as of June 30, 2024, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

We may be subject to risks associated with artificial intelligence and machine learning technology

Recent technological advances in AI and machine learning technology may pose risks to us. Our use of AI could give rise to legal or regulatory action, create liabilities, or materially harm our business. While we aim to develop and use AI and machine learning technology responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.

We also could be exposed to the risks of machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use machine learning technology in their business activities. We will not be in a position to control the use of such technology in third-party products or services. Use by third-party service providers could give rise to issues pertaining to data privacy, data protection, and intellectual property considerations.

Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business and our products.

Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023, and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. The SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for our personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our or our stockholders’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third-party vendors), or otherwise cause interruptions or malfunctions in our or our stockholders’ or our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our stockholders and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of stockholders.

Finally, there has been significant evolution and developments in the use of AI technologies. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.

If we do not respond to technological innovations or changes or upgrade our technology systems, our growth prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality, features and security of our technology infrastructure. Infrastructure upgrades may require significant capital investment outside of the normal course of business. In the future, we will likely need to improve and upgrade our technology, database systems and network infrastructure to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our ability to provide rapid customer service. We may face significant delays in introducing new services or developing new technologies. Moreover, if we do not keep pace with the rapid innovations and changes taking place in information technology in our industry, we could be at a competitive disadvantage. Further, the rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses, improper behavior or other operational problems, which could lead clients to terminate or reduce their relationships with us. If competitors introduce new products and services using new technologies, our proprietary technology and systems may become less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

Risks Related to Our Company

We may not have the ability to repay the amounts then due under our senior ABL Credit Facility at maturity.

At maturity, the entire outstanding principal amount of our ABL Credit Facility and the Capchase Loan, will become due and payable by us. As of June 30, 2024, $0.5 million is due in fiscal 2025, $0.6 million due in fiscal 2026, $0.1 million of our total indebtedness is due in fiscal 2027 and $0.1 million thereafter.

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

The ABL Credit Facility and the Capchase Loan contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement). If an event of default occurs and is continuing, the applicable lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,396.70. In February 2023, we settled the dispute to repay the outstanding amount in the monthly payments subject to increase in the event we complete certain future financings. As of June 30, 2024, we owed $5.6 million to SX under the settlement agreement. Our debt agreements with the providers of the ABL Credit Facility and Capchase Loan contain a covenant that if a material adverse change occurs in our financial condition, or if the senior secured lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we and Slacker fail to comply with the terms of our settlement agreement with SX, our senior credit facility provider, and which would then also allow Capchase to declare a default under their loan agreement with us, may declare an event of default and at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed under the senior credit facility provider, which would materially adversely impact our business, operating results and financial condition. As of June 30, 2024 we were incompliance with covenants under the ABL Credit Facility and the Capchase Loan.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of June 30, 2024 was $8.6 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with ABL Credit Facility lender and the Capchase Loan lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders, terminate our existing debt agreements and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of June 30, 2024, we owed $19.7 million in aggregate royalty payments to such PROs.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet PodcastOne’s reporting obligations. In addition, any testing by our Company conducted in connection with Section 404, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal years ended March 31, 2024 and 2023, our management conducted an assessment of its disclosure controls and procedures and our internal control over financial reporting and concluded that they were ineffective for each of such periods, due to the existence of certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2024, our management identified a material weaknesses as follows: our management’s identification of and accounting for significant and unusual transactions, specifically accounting for debt. The material weakness around the completeness of amounts and disclosures and the classification between current and noncurrent liabilities was remediated during the year ended March 31, 2024. This material weakness was remediated in the quarter ended June 30, 2024.

In connection with preparation of our consolidated financial statements for the year ended March 31, 2023, our management identified material weaknesses in the following: our controls related to the preparation of the financial statements were not adequately designed to ensure the accuracy and completeness of amounts and disclosures and the classification between current and noncurrent liabilities; and our management’s identification of and accounting for significant and unusual transactions, specifically accounting for business combinations, including push down accounting. This material weakness was remediated during the year ended March 31, 2024.

If we are unable to establish and maintain proper and effective disclosure controls and procedures and internal control over financial reporting, it may not be able to produce timely and accurate financial statements.

Risks Related to the Ownership of Our Common Stock

Conversion of our Series A Preferred Stock will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

As of June 30, 2024, the shares of our Series A Preferred Stock are convertible into approximately 6.1 million shares of our common stock. The conversion of some or all of the shares of our Series A Preferred Stock into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock into shares of our common stock could adversely affect prevailing market prices of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the three months ended June 30, 2024, we issued 765,519 shares of our common stock valued at $1.6 million to various consultants. We valued these shares at prices between $1.75 and $1.86 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs
April 1, 2024 – April 30, 2024	232,776	$1.86	2,520,495	1,360,287 shares
May 1, 2024 – May 31, 2024	169,817	$1.86	2,690,312	1,235,582 shares
June 1, 2024 – June 30, 2024	-	$-	2,690,312	1,190,970 shares
Total (April 1, 2024 – June 30, 2024)	402,593	$1.86	2,690,312	$ 6,500,000

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

LIVEONE INC.

Date: August 13, 2024	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)