Form 10-Q
period 2024-09-30
LiveOne, Inc.
filed 2024-11-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 95,666,688 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and March 31, 2024 (audited)	F-1

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023 (unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Mezzanine Equity for the three and six months ended September 30, 2024 and 2023 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2024	2024
		(Audited)
Assets
Current Assets
Cash and cash equivalents	$11,053	$6,987
Restricted cash	30	155
Accounts receivable, net	14,079	13,205
Inventories	1,675	2,187
Prepaid expense and other current assets	2,138	1,801
Total Current Assets	28,975	24,335
Property and equipment, net	3,749	3,646
Goodwill	23,379	23,379
Intangible assets, net	10,986	12,415
Other assets	118	88
Total Assets	$67,207	$63,863

Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$29,575	$26,953
Accrued royalties	13,358	10,862
Notes payable, current portion	690	692
Deferred revenue	649	728
Senior secured line of credit	7,000	7,000
Derivative liabilities	-	607
Total Current Liabilities	51,272	46,842
Notes payable, net	431	771
Other long-term liabilities	9,317	9,354
Deferred income taxes	339	339
Total Liabilities	61,359	57,306

Commitments and Contingencies

Mezzanine Equity
Redeemable convertible preferred stock, $0.001 par value; 100,000 shares authorized; none and 5,000 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	-	4,962
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 13,187 and 18,814 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	13,187	18,814
Common stock, $0.001 par value; 500,000,000 shares authorized; 94,957,423 and 88,627,420 shares issued and outstanding, net of treasury shares, respectively	95	92
Additional paid in capital	230,933	216,116
Treasury stock	(250)	(4,782)
Accumulated deficit	(248,623)	(238,984)
Total LiveOne's Stockholders’ Deficit	(4,658)	(8,744)
Non-controlling interest	10,506	10,339
Total equity	5,848	1,595
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$67,207	$63,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue:	$32,594	$28,528	$65,672	$56,295

Operating expenses:
Cost of sales	24,518	20,547	49,605	39,748
Sales and marketing	1,491	2,253	2,922	4,157
Product development	1,160	1,439	2,231	2,685
General and administrative	6,283	6,352	11,790	11,760
Impairment of intangible assets	-	-	176	-
Amortization of intangible assets	542	452	1,134	699
Total operating expenses	33,994	31,043	67,858	59,049
Loss from operations	(1,400)	(2,515)	(2,186)	(2,754)

Other income (expense):
Interest expense, net	(808)	(780)	(1,667)	(2,198)
Other income	(118)	(4,653)	18	(3,412)
Total other expense, net	(926)	(5,433)	(1,649)	(5,610)

Loss before provision for income taxes	(2,326)	(7,948)	(3,835)	(8,364)

Provision for income taxes	(9)	(21)	40	58
Net loss	(2,317)	(7,927)	(3,875)	(8,422)
Net loss attributable to non-controlling interest	(458)	(347)	(846)	(347)
Net loss attributed to LiveOne	$(1,859)	$(7,580)	$(3,029)	$(8,075)

Net loss per share – basic and diluted	$(0.02)	$(0.09)	$(0.04)	$(0.11)
Weighted average common shares – basic and diluted	94,658,182	87,222,168	94,605,055	87,097,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Mezzanine Equity

(Unaudited, in thousands, except share and per share amounts)

	Mezzanine
	Equity -
	Redeemable											Total
	Convertible						Additional			Common Stock in		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	(Deficit)
Balance as of March 31, 2024	5,000	$4,962	18,814	$18,814	92,487,459	$92	$216,116	$(238,984)	$10,339	(3,860,039)	$(4,782)	$1,595
Stock-based compensation	-	-	-	-	-	-	782	-	-	-	-	782
Shares issued pursuant to restricted stock units	-	-	-	-	161,498	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	378	378	-	-	-	(378)	-	-	-	-
Conversion of Series A preferred stock into common stock and common stock warrants	(5,000)	(4,962)	(6,395)	(6,395)	5,426,233	5	11,668	(316)	-	-	-	4,962
Common stock issued for services	-	-	-	-	765,519	1	1,576	-	-	-	-	1,577
Issuance of PodcastOne common stock	-	-	-	-	-	-	(468)	-	468	-	-	-
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(402,593)	(749)	(749)
Net loss	-	-	-	-	-	-	-	(1,169)	(388)	-	-	(1,557)
Balance as of June 30, 2024	-	$-	12,797	$12,797	98,840,709	$98	$229,674	$(240,847)	$10,419	(4,262,632)	$(5,531)	$6,610
Stock-based compensation	-	-	-	-	-	-	1,573	-				1,573
Shares issued pursuant to restricted stock units	-	-	-	-	475,730	1	-	-				1
Dividends on Series A preferred stock	-	-	390	390	-	-	-	(390)				-
Treasury stock retirement	-	-	-	-	(4,262,632)	(4)	-	(5,527)		4,262,632	5,531	-
Common stock issued for services	-	-	-	-	59,270	-	231	-				231
Issuance of PC1 common stock	-	-					(545)	-	545			-
Treasury stock purchases	-	-	-	-	-	-	-	-		(155,654)	(250)	(250)
Net loss	-	-	-	-	-	-	-	(1,859)	(458)			(2,317)
Balance as of September 30, 2024	-	$-	13,187	$13,187	95,113,077	$95	$230,933	$(248,623)	$10,506	(155,654)	$(250)	$5,848

	Mezzanine
	Equity -
	Redeemable
	Convertible						Additional			Common Stock in		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	Deficit
Balance as of March 31, 2023	5,000	$4,827	16,177	$16,177	89,632,161	$90	$209,151	$(224,269)	$-	(2,220,914)	$(2,162)	$(1,013)
Stock-based compensation	-	-	-	-	-	-	484	-	-	-	-	484
Shares issued pursuant to restricted stock units	-	-	-	-	5,000	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	-	-	-	(626)	-	-	-	(626)
Common stock issued for services	-	-	-	-	425,988	-	393	-	-	-	-	393
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(694,315)	(1,013)	(1,013)
Net income	-	-	-	-	-	-	-	(515)	-	-	-	(515)
Balance as of June 30, 2023	5,000	$4,827	16,177	$16,177	90,063,149	$90	$210,028	$(225,410)	$-	(2,915,229)	$(3,175)	(2,290)
Stock-based compensation	-	-	-	-	-	-	1,767	-	-	-	-	1,767
Issuance of shares pursuant to restricted stock units	-	-	-	-	521,876	-	-	-	-	-	-	-
Common stock issued for purchase on intangible assets	-	-	-	-	-	-	917	-	-	-	-	917
Dividends on Series A preferred stock	-	-	-	-	-	-	-	(628)	-	-	-	(628)
Conversion of PC1 bridge loan	-	-	-	-	-	-	4,752	-	-	-	-	4,752
Dividends from spin-off of PodcastOne	-	-	-	-	-	-	(1,513)	-	1,513	-	-	-
Issuance of PodcastOne common stock	-	-	-	-	-	-	(2,410)	-	2,410	-	-	-
Reclassifications of common stock warrants	-	-	-	-	-	-	-	-	5,896	-	-	5,896
Common stock issued for services	-	-	-	-	311,773	1	520	-	-	-	-	521
Exercise of stock options	-	-	-	-	10,000	-	8	-	-	-	-	8
Dividends on Series A preferred stock	-	-	1,053	1,053	-	-	-	-	-	-	-	1,053
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(315,429)	(575)	(575)
Net loss	-	-	-	-	-	-	-	(7,580)	(347)	-	-	(7,927)
Balance as of September 30, 2023	5,000	$4,827	17,230	$17,230	90,906,798	$91	$214,069	$(233,618)	$9,472	(3,230,658)	$(3,750)	3,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

LiveXLive Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(3,875)	$(8,422)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,764	2,298
Interest paid in kind	-	269
Stock-based compensation	3,287	3,594
Amortization of debt discount	-	1,110
Change in fair value of bifurcated embedded derivatives	(607)	3,977
Change in fair value of contingent consideration liability	-	174
(Recovery of) provision for credit loss	(10)	132
Impairment of intangible assets	176	-
Changes in operating assets and liabilities:
Accounts receivable	(863)	(3,658)
Prepaid expenses and other current assets	415	(412)
Inventories	126	316
Other assets	(29)	221
Deferred revenue	(79)	(112)
Accounts payable and accrued liabilities	3,425	(1,548)
Accrued royalties	2,106	2,016
Other liabilities	278	-
Net cash provided by (used in) operating activities	7,114	(45)

Cash Flows from Investing Activities:

Purchases of property and equipment	(1,325)	(1,264)
Purchases of intangible assets	-	(536)
Net cash used in investing activities	(1,325)	(1,800)

Cash Flows from Financing Activities:
Payment on PodcastOne bridge loan	-	(3,000)
Payment of dividends	(509)	-
Repayment on notes payable	(340)	(113)
Proceeds from notes payable	-	1,700
Proceeds from exercise of stock options	-	8
Purchase of treasury stock	(999)	(1,588)
Net cash used in financing activities	(1,848)	(2,993)

Net change in cash, cash equivalents and restricted cash	3,941	(4,838)
Cash, cash equivalents and restricted cash, beginning of period	7,142	8,649
Cash, cash equivalents and restricted cash, end of period	$11,083	$3,811

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$982	$641

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for prepaid expenses	$366	$-
Conversion of the bridge loan into PodcastOne common stock	$-	$4,752
PodcastOne warrants reclassified from liabilities to non-controlling interest	$-	$5,896
Fair value of shares issued to settle accrued stock to be issued at period end	$378	$322
Fair value of shares received of PodcastOne common stock to settle payables owed	$736	$-
Purchase of intangible assets accrued for at period end	$118	$851
Addition of ROU assets	$119	$-
Purchase of intangible assets with common stock	$-	$917
Stock compensation expense capitalized as internally-developed software	$290	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

(formerly LiveXLive Media, Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2024 and 2023

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2024, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and six months ended September 30, 2024. The results for the three and six months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2025 (“fiscal 2025”). The condensed consolidated balance sheet as of March 31, 2024 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2024 (the “2024 Form 10-K”).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $11.1 million as of September 30, 2024). As reflected in its interim unaudited condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $3.9 million for the six months ended September 30, 2024, and provided cash of $7.1 million in operating activities for the six months ended September 30, 2024 and had a working capital deficiency of $22.3 million as of September 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Segment Reporting

The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across its three operating segments.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. Services received are charged to expense in the same manner.  Barter revenue for the three months ended  September 30, 2024 and 2023 was $6.0 million and $3.6 million, respectively. Barter revenue for the six months ended September 30, 2024 and 2023 was $12.0 million and $7.7 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at  September 30, 2024 and 2023 was less than $0.1 million, respectively.

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

At September 30, 2024 and 2023, the Company had 2,251,667 and 2,281,667 options outstanding, respectively, 1,726,237 and 2,874,855 restricted stock units outstanding, respectively, and 4,949,399 and no common stock warrants, respectively, that are excluded from the calculation of diluted earnings per share as their effect is anti-dilutive.

The following table shows the calculation of basic and diluted earnings per share for the periods Series A Preferred Stock was outstanding:

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss attributed to LiveOne	$(1,859)	$(7,580)	$(3,029)	$(8,075)
Deemed dividends upon redemption of Series A preferred stock	-	-	(316)	-
Dividends on Series A preferred stock	(390)	(628)	(768)	(1,254)
Net loss attributed to LiveOne	$(2,249)	$(8,208)	$(4,113)	$(9,329)
Basic and diluted weighted average number of shares outstanding	94,658,182	87,222,168	94,605,055	87,097,201
Net loss per share – basic and diluted	$(0.02)	$(0.09)	$(0.04)	$(0.11)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the periods ended September 30, 2024 and March 31, 2024 (in thousands):

	September 30, 2024	March 31, 2024
Cash and cash equivalents	$11,053	$6,987
Restricted cash	30	155
Total cash and cash equivalents and restricted cash	$11,083	$7,142

Non-Controlling Interest

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

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of September 30, 2024 and March 31, 2024, the Company had restricted cash of $30,000 and $0.2 million, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. At September 30, 2024, the Company had one customer that made up 45% of the total accounts receivable balance. At September 30, 2023, the Company had one customer that made up 29% of the total accounts receivable balance.

The Company’s accounts receivable at September 30, 2024 and March 31, 2024 is as follows (in thousands):

	September 30,	March 31,
	2024	2024
Accounts receivable, gross	$15,124	$14,260
Less: Allowance for credit losses	(1,045)	(1,055)
Accounts receivable, net	$14,079	$13,205

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

Our annual goodwill impairment test is performed at the reporting unit level. As of March 31, 2024 and September 30, 2024, our reporting unit is the same as our three operating segments. We generally test goodwill for possible impairment by first performing a qualitative assessment to determine whether any triggering events have occurred during the quarter that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting unit is determined using an income approach based on a discounted cash flow model. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Due to change in terms of our agreement with our largest OEM customer, we determined that a triggering event had occurred within the reporting unit. Based on the discounted cash flows calculated for the Audio Group - Slacker operations segment being greater than the net assets of the segment, no impairments of goodwill were identified in the six months ended September 30, 2024 and 2023. We concluded that there was no impairment for the six months ended September 30, 2024 based on an evaluation, on the basis of the weight of the evidence, of the significance of all identified events and circumstances that could affect the significant inputs used to determine the fair value of goodwill for determining whether it is more likely than not that goodwill is impaired. We prepared our estimate of the fair value of goodwill using certain inputs and information that is available to us at this time. Such inputs and information include the percentage and timing at which users of our OEM customer convert to our service and the service plan selected by such converting users. There can be no assurance that such inputs will not be revised as more information is obtained. Additionally, there can be no assurance that such revised inputs, if any, will not result in management’s determination that an impairment has occurred at that time. We will continue to assess goodwill for potential impairment in future periods as more information on the inputs becomes available. At September 30, 2024, the amount of goodwill allocated to reporting units with negative net assets was as follows: Slacker, $9.7 million.

We test our acquired trademarks and trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trademarks and trade names. Due to change in terms of our agreement with our largest OEM customer, we determined that a triggering event had occurred within the reporting unit. Based on the discounted cash flows calculated for the Audio Group - Slacker operations segment being greater than the carrying value of the trademarks and trade names, no impairments of acquired trademarks and trade names were identified in the six months ended September 30, 2024. We concluded that there was no impairment for the six months ended September 30, 2024 based on an evaluation, on the basis of the weight of the evidence, of the significance of all identified events and circumstances that could indicate that the carrying value of the indefinite-lived assets is not recoverable and that that could affect the significant inputs used to determine the fair value of the indefinite-lived assets for determining whether it is more likely than not that the indefinite-lived assets are impaired. We prepared our estimate of the fair value of the indefinite-lived assets using certain inputs and information that is available to us at this time. Such inputs and information include the percentage and timing at which users of our OEM customer convert to our service and the service plan selected by such converting users. There can be no assurance that such inputs will not be revised as more information is obtained. Additionally, there can be no assurance that such revised inputs, if any, will not result in management’s determination that an impairment has occurred at that time. We will continue to assess the indefinite-lived assets for potential impairment in future periods as more information on the inputs becomes available.

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the change in terms with our largest OEM customer. We performed a quantitative assessment using the guidance in ASC 360 and we concluded that there was no impairment for the three months ended September 30, 2024 based on an evaluation, on the basis of the weight of the evidence, of the significance of all identified events and circumstances that could indicate that the carrying value of the long-lived assets is not recoverable and that could affect the significant inputs used to determine the fair value of the long-lived assets. We prepared our estimate of the fair value of the long-lived assets using certain inputs and information that is available to us at this time. Such inputs and information include the percentage and timing at which users of our OEM customer convert to our service and the service plan selected by such converting users. There can be no assurance that such inputs will not be revised as more information is obtained. Additionally, there can be no assurance that such revised inputs, if any, will not result in management’s determination that an impairment has occurred at that time. We will continue to assess the long-lived assets for potential impairment in future periods as more information on the inputs becomes available. We recorded an impairment of $0.2 million and none for the six months ended September 30, 2024 and 2023, respectively. We noted no impairment that needed to be recorded for the three months ended September 30, 2023.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended  September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Membership Services	$19,477	$16,428	$38,326	$31,640
Advertising	12,309	10,732	25,383	21,516
Merchandising	808	1,259	1,963	2,999
Sponsorship and Licensing	-	97	-	126
Ticket/Event	-	12	-	14
Total Revenue	$32,594	$28,528	$65,672	$56,295

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

For the three months ended September 30, 2024 and 2023, one customer accounted for 57% and 51% of the Company’s consolidated revenues, respectively. For the six months ended September 30, 2024 and 2023, one customer accounted for 55% and 51% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in the deferred revenue balances during the three months ended September 30, 2024 (in thousands):

Deferred
Revenue
Balance as of March 31, 2024	$728
Revenue recognized that was included in the contract liability at beginning of period	(303)
Increase due to cash received, excluding amounts recognized as revenue during the period	224
Balance as of September 30, 2024	$649

Note 4 — Property and Equipment

The Company’s property and equipment at September 30, 2024 and  March 31, 2024 was as follows (in thousands):

	September 30,	March 31,
	2024	2024
Property and equipment, net
Computer, machinery, and software equipment	$3,338	$6,564
Furniture and fixtures	561	556
Leasehold improvements	597	597
Capitalized internally developed software	19,773	18,109
Total property and equipment	24,269	25,826
Less accumulated depreciation and amortization	(20,520)	(22,180)
Total property and equipment, net	$3,749	$3,646

Depreciation expense was $0.8 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $1.6 million and $1.6 million for the six months ended September 30, 2024 and 2023, respectively. During the six months ended September 30, 2024 the Company disposed of $3.3 million of equipment with a corresponding write-off to accumulated depreciation.

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill for the six months ended September 30, 2024 (in thousands):

Goodwill
Balance as of March 31, 2024	$23,379
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2024	$23,379

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived brand and trade names intangible assets that are only in the Company’s Audio Group operating segment for the three months ended September 30, 2024 (in thousands):

Tradenames
Balance as of March 31, 2024	$4,637
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2024	$4,637

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	2,415	2,951
Customer relationships	6,570	6,570	-
Content creator relationships	3,688	2,123	1,565
Domain names	523	214	309
Brand and trade names	1,071	490	581
Customer list	2,673	1,730	943
Total	$39,172	$32,823	$6,349

The Company’s finite-lived intangible assets were as follows as of  March 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	2,236	3,130
Customer relationships	6,570	6,570	-
Content creator relationships	4,082	1,568	2,514
Domain names	523	190	333
Brand and trade names	1,071	439	632
Customer list	2,673	1,504	1,169
Total	$39,566	$31,788	$7,778

Intangible assets are amortized over their estimated useful lives based on the pattern in which the economic benefits associated with the asset are expected to be consumed, which to date has approximated the straight-line method of amortization. The estimated useful lives for patents, customer relationships, domain names, brand and tradename and customer list are generally three to 15 years, one to two years, two to five years, seven to ten years and three to four years, respectively.

The Company’s amortization expense on its finite-lived intangible assets was $0.5 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. The Company’s amortization expense on its finite-lived intangible assets was $1.1 million and $0.7 million for the six months ended September 30, 2024 and 2023, respectively. The Company recorded an impairment charge of $0.2 million and none for the six months ended September 30, 2024 and 2023, respectively. The impairment for the six months ended September 30, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

Finder's Agreement

In September 2023, PodcastOne entered into a finder's fee arrangement pursuant to which it agreed to issue shares of PodcastOne common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts creators of such platform entered into new podcasting agreements with PodcastOne, with the amount of the fee to be based on the amount of revenues actually derived by PodcastOne from such podcasts during a predetermined period. Payments made to such third party attributed to PodcastOne entering into new podcast contracts were capitalized to content creator relationship intangibles. As of September 30, 2024 and March 31, 2024, the Company has capitalized $3.2 million of payments made to such third party. $1.8 million of the $3.2 million capitalized of payments made to such third party was paid with PodcastOne common stock.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2025 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2025 (remaining six months)	$994
2026	1,762
2027	1,023
2028	508
2029	508
Thereafter	1,554
$6,349

Note 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2024 and March 31, 2024 were as follows (in thousands):

	September 30,	March 31,
	2024	2024
Accounts payable	$17,356	$15,154
Accrued liabilities	12,214	11,708
Lease liabilities, current	5	91
	$29,575	$26,953

Note 7 — Notes Payable

Notes payable at September 30, 2024 and March 31, 2024 were as follows (in thousands):

	September 30,	March 31,
	2024	2024
SBA loan	$158	$160
Capchase loan	963	1,303
	1,121	1,463
Less: Current portion of Notes payable	(690)	(692)
Notes payable	$431	$771

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

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed the amount of $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the ABL Credit Facility and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026. As of September 30, 2024, the Company was in compliance with covenants under the Capchase agreement.

Maturities of notes payables as of September 30, 2024 were as follows (in thousands):

For Years Ending March 31,
2025 (remaining six months)	$350
2026	627
2027	4
2028	4
2029	4
Thereafter	132
Total	$1,121

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

Total loss of $4.0 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the six months ended September 30, 2023, in the accompanying interim unaudited condensed consolidated statements of operations. The fair value of the warrant as of September 8, 2023 was $5.9 million and was classified as equity as the warrants were exercisable for a fixed price of $3.00. As of September 30, 2024, 3,114,000 warrants of PodcastOne remain outstanding and none have been exercised.

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

September 8,
2023

Simulations	100,000
Expected stock-price volatility	71.50%
Risk-free interest rate	4.86%
Conversion price	$2.54
Stock price	$2.64

The fair value of the Redemption Liability was none at September 30, 2023 and was eliminated as the PC1 Bridge Loan notes were converted into common stock, therefore the derivative component was cancelled.  The $0.2 million change in the fair value of the Redemption Liability derivative as of September 30, 2023 was recorded as a loss and included in other income in the interim unaudited accompanying condensed consolidated statements of operations for the six months ended September 20, 2023.

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $2.8 million was amortized to interest expense through July 15, 2023, the term of the PC1 Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the three and six months ended September 30, 2024 was $1.1 million and $1.0 million, respectively.

Interest expense with respect to the PC1 Bridge Loan for the three and six months ended September 30, 2024 was $0.1 million and $0.2 million, respectively. There were no restrictive operational covenants associated with the PC1 Bridge Loan.

During the six months ended September 30, 2023, PodcastOne redeemed $3.0 million of the PC1 Notes held by third-party holders (other than the Company). At September 30, 2023, all of the PC1 Notes and accrued interest therein have been converted in full in connection with the Spin-Out.

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

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended September 30, 2024 was 10.50%.

The principal balance under the Revolving Credit Facility as of September 30, 2024 was $7.0 million. The Company recorded interest expense of $0.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded interest expense of $0.5 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 the Company was in compliance with covenants under the Revolving Credit Facility.

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

On  May 31, 2024, the Company was granted an extension of 90 days on the maturity date, therefore the Revolving Credit Facility was scheduled to mature in  September 2024.

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

The principal balance under the ABL Credit Facility as of September 30, 2024 was $7.0 million, respectively. The Company was in compliance with all debt covenants associated with the ABL Credit Facility as of September 30, 2024.

Note 10 — Related Party Transactions

As of March 31, 2022, the Company had unsecured convertible Trinad Notes outstanding which were issued to Trinad Capital. In February 2023, the Trinad Notes along with accrued interest were converted into 6,177 shares of Series A Preferred Stock in addition to 200,000 shares of common stock. 3,813 shares of Series A Preferred Stock was outstanding as of September 30, 2024. In April 2023 and July 2023, the Company issued 116 and 192 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock.

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

During the six months ended September 30, 2024 and the year ended  March 31, 2024, the Company received 424,000 and 159,333 shares of PodcastOne Common stock with a fair value of $0.9 million $0.3 million, respectively, in exchange for amounts owed under a cost sharing arrangement between PodcastOne and the Company.

During the six months ended September 30, 2024 and 2023, the Company issue or reserved 46,113 and 149,496 shares of common stock with a value of $0.1 million and $0.2 million to a relative of the CEO for services performed, respectively.

Note 11 — Leases

The Company leases a space at a location under a non-cancellable operating lease with a remaining lease term of one year, which originally expired in fiscal year 2022 and was renewed for an additional year. On December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, which expired  June 30, 2024. During the three months ended September 30, 2024, CPS entered into a three year lease for office space in Palatine, Illinois.

The Company leases several office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense for these leases totaled less than $0.1 million for the three and six months ended September 30, 2024 and 2023, respectively. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $0.2 million during each of the three months ended September 30, 2024 and 2023, respectively. Rent expense for the six months ended September 30, 2024 and 2023 was $0.4 million and $0.5 million, respectively.

Operating lease costs for the six months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2024	2023
Fixed rent cost	$243	$392
Short term lease cost	110	70
Total operating lease cost	$353	$462

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30,	March 31,
Operating leases	2024	2024
Operating lease right-of-use assets	$117	$88

Operating lease liability, current	$5	$91
Operating lease liability, noncurrent	114	-
Total operating lease liabilities	$119	$91

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

Lease and non-lease components – non-lease components were considered and determined not to be material.

Note 12 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2024	2024
Accrued royalties	$7,118	$7,508
Accrued sales tax	1,842	1,706
Other long-term liabilities	357	140
Total other long-term liabilities	$9,317	$9,354

The Company classified $7.1 million and $7.5 million of accrued royalties into long term based on contractual arrangements with the royalty holders as of September 30, 2024 and March 31, 2024, respectively.

Note 13 — Commitments and Contingencies

Contractual Obligations

As of  September 30, 2024, the Company is obligated under agreements with various music right holders and labels, festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers and other contractual obligations to make guaranteed payments as follows: $6.0 million for the fiscal year ending  March 31, 2025, $0.4 million for the fiscal year ending March 31, 2026, $0.5 million for the fiscal year ending March 31, 2027 and $0.5 million for the fiscal year ending March 31, 2028.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of September 30, 2024, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On August 4, 2022, the Company entered into a settlement agreement with a certain music partner attributed to past royalties owed. The Company issued 800,000 shares of its common stock to the music partner and settled $0.4 million of accounts payable with the remaining value of the shares attributed to prepayment for future royalties. The fair value of the shares was determined to be $1.0 million based on the Company’s share price at the date the shares were issued. As of September 30, 2024, no amount was recorded as a prepaid asset related to this transaction in order to fund future amounts owed for royalties. As the agreement was not terminated by the music partner after one year, the Company issued to the music partner an additional 200,000 shares of its common stock as prepayment of future royalties during the fiscal year ended March 31, 2024 ("Fiscal 2024").

Employment Arrangements

As of September 30, 2024, the Company has an employment arrangement with its two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.3 million on an annual basis. Furthermore, such employment arrangements consist of an employment agreement which contains severance clauses that could require severance payments in the aggregate amount of $0.3 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officers) to the Company’s CFO.

On August 28, 2023, the Company's subsidiary, PodcastOne, Inc., entered into a new two-year employment contract with its President for $0.4 million per year effective January 1, 2023.

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  September 30, 2024, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

Legal Proceedings

During the six months ended September 30, 2023, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties that were not material and were included in general and administrative expenses in the accompanying consolidated statement of operations. See also Note 13 ⸺ Legal Proceedings in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2024.

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

Note 14 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three and six month periods ended September 30, 2024 and 2023.

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase of up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 558,247 and 1,009,744 shares of its common stock under the stock repurchase program for the six months ended September 30, 2024 and 2023 for a total of $1.0 million and $1.6 million, respectively.

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

The Company had the option (the “Optional Redemption Right”), on or before the Mandatory Redemption Date (as defined herein), to purchase up to $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds at a cash redemption price per share of Series A Preferred Stock equal to the Stated Value (the “Redemption Price”). The Company was required on or before August 3, 2024 (the “Mandatory Redemption Date”), and in any event if prior to the Mandatory Redemption Date the Company consummated any financing transaction in which the Company, directly or indirectly, raised, in aggregate, gross proceeds of more than $20,000,000 of new capital, to purchase $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds (the “Mandatory Redemption Amount”) at the Redemption Price (the “Mandatory Redemption”). If the Optional Redemption Right was exercised up to the full $5,000,000 amount, the Mandatory Redemption requirement would be terminated; provided, that if the Optional Redemption Right was exercised in any amount less than $5,000,000, the Mandatory Redemption Amount would be reduced by the amount that the Optional Redemption Right has been elected and exercised. Without the prior express consent of the majority of the votes entitled to be cast by the holders of Series A Preferred Stock outstanding at the time of such vote (the “Majority Holders”), the Company shall not authorize or issue any additional or other shares of its capital stock that are (i) of senior rank to the Series A Preferred Stock or (ii) of pari passu rank to the Series A Preferred Stock, in each case in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation.

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

On the Effective Date, the Company entered into Letter Agreements (collectively, the “Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”), (ii) Harvest Small Cap Partners, L.P. (“HSCP” and together with HSCPM, the “Harvest Funds”), and (iii) Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of the Company’s Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value of $1,000 per share. Pursuant to the Agreements (i) the Holders converted approximately $11.4 million worth of shares of Series A Preferred Stock into shares of the Company’s common stock, at a price of $2.10 per share, as follows: HSCPM converted 5,602.09 shares of Series A Preferred Stock into 2,667,664 shares of the Company’s common stock, HSCP converted 2,397.91 shares of Series A Preferred Stock into 1,141,860 shares of the Company’s common stock, and Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 1,616,709 shares of the Company’s common stock (collectively, the “Shares”), and (ii) HSCPM, HSCP and Trinad Capital received 910,340, 389,660 and 535,399 three-year warrants to purchase the Company’s common stock exercisable at a price of $2.10 per share (collectively, the “Warrants”). The Company accounted for the redemption of the Series A Preferred Stock as a Redemption and extinguished $5.0 million of mezzanine equity and $6.4 million of permanent equity. In addition, the Company recorded the fair value of the common stock issued in the amount of $10.0 million and the fair value of the common stock warrants of $1.6 million to equity in accordance with ASC 260, Earnings Per Share. The derivative associated with the mezzanine equity was extinguished and a gain was recognized for the six months ended September 30, 2024 in the amount of $0.6 million. The difference between the carrying value of the Series A Preferred Stock extinguished, and the fair value of the common stock and common stock warrants issued was recorded as a deemed dividend in the amount of $0.3 million. In addition, pursuant to the Agreements, the Harvest Funds agreed (x) that any future dividends payable on the Series A Preferred Stock shall be paid in-kind or in cash at the option of the Company; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds, Trinad Capital shall receive the dividend solely in kind, (y) to remove the Mandatory Redemption.

The change in fair value of the embedded derivative included in the statement of earnings was a loss of $0.5 million for the six months ended September 30, 2024.

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

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value. During the six months ended September 30, 2024 and 2023, the Company issued 378 and no shares of its Series A Preferred Stock as a dividend in accordance with terms of the Certificate of Designation.

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

The Company recognized share-based compensation expense of $2.3 million and $0.9 million during the three months ended September 30, 2024 and 2023, respectively. The Company recognized share-based compensation expense of $4.0 million and $1.7 million during the six months ended September 30, 2024 and 2023, respectively.  The total tax benefit recognized related to share-based compensation expense was none for the three and six months ended September 30, 2024 and 2023

PodcastOne 2022 Equity Plan

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

As of September 30, 2024, PodcastOne has granted incentive awards underlying 879,060 shares of PodcastOne's common stock under the 2022 Plan with a fair value of $3.64 per share. 150,960 of the awards had vested or have been forfeited as of September 30, 2024. As of September 30, 2024, PodcastOne recognized $1.8 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.3 million, which is expected to be recognized over a weighted-average service period of 0.65 years.

Non- Controlling  Interest

On September 8, 2023, the Company completed its spin out of PodcastOne from the Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out"), as a result of which 4.3 million shares of PodcastOne common stock were issued to holders outside of the Company resulting in a non-controlling interest in PodcastOne of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result, the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $ $1.5 million. In the Spin-Out, PodcastOne issued an additional 3.2 million shares to non-LVO holders primarily from the conversion of the PC1 Bridge Loan which resulted in a non-controlling interest of 26.50%, resulting in an increase of $2.5 million to non-controlling interest within the accompanying condensed consolidated statement of stockholders' deficit and mezzanine equity during the year ended March 31, 2024. In addition, as a result of the completion of the Spin-Out and the PodcastOne shares of common stock being publicly traded, the variability in the terms of the warrants issued as part of the PC1 Bridge Loan was resolved so that the warrants issued to purchase PodcastOne's common stock were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million during the year ended March 31, 2024. The Company had a non-controlling interest of 28.16% as of  September 30, 2024.

Note 16 — Business Segments and Geographic Reporting

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”).

Beginning in the second quarter of Fiscal 2024, management has determined that the Company has three operating segments (PodcastOne, Slacker and Media Group). The Audio Group consists of the Company's PodcastOne and Slacker subsidiaries and the Media Group consists of the Company's remaining subsidiaries. As a result of the Spin-Out of PodcastOne, the Company’s chief operating decision maker (“CODM”) began to make decisions and allocate resources based on three operating segments of the business (PodcastOne, Slacker and Media group). The Company’s operating segments reflects the manner in which its CODM reviews results and allocates resources. The CODM reviews operating segment performance exclusive of share-based compensation expense, amortization of intangible assets, depreciation, and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and certain other non-cash charges. As a result, the segment information for the prior periods has been recast to conform with the current period presentation.

The Company’s three operating segments are also consistent with its internal organizational structure, which is the way the Company assesses operating performance and allocates resources.

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $18.5 million and $14.8 million for the three months ended  September 30, 2024 and 2023, respectively. Total revenues from the OEM were $36.0 million and $28.1 million for the six months ended  September 30, 2024 and 2023, respectively. Total receivables from the OEM were 45% and 29% of total accounts receivable as of September 30, 2024 and March 31, 2024, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $0.3 million resides in PodcastOne, $3.1 million in Slacker and $0.4 million is attributed to our Media Operations.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following tables present the results of operations for our reportable segments for the three and six months ended September 30, 2024 and 2023:

	Three months ended
	September 30, 2024
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$12,154	$19,558	$882	$-	$32,594
Net income (loss)	$(1,669)	$3,866	$(1,687)	$(2,827)	$(2,317)

	Three months ended
	September 30, 2023
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$10,516	$16,417	$1,595	$-	$28,528
Net income (loss)	$(10,873)	$2,250	$3,168	$(2,472)	$(7,927)

	Six months ended
	September 30, 2024
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$25,312	$38,262	$2,098	$-	$65,672
Net income (loss)	$(3,035)	$7,218	$(3,078)	$(4,980)	$(3,875)

	Six months ended
	September 30, 2023
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$21,153	$31,493	$3,649	$-	$56,295
Net income (loss)	$(11,083)	$5,831	$2,392	$(5,562)	$(8,422)

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

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of March 31, 2024	$607
Change in fair value of bifurcated embedded derivatives, reported in earnings	(607)
Balance as of September 30, 2024	$-

Note 18 — Subsequent Events

On October 1, 2024, we announced an amended relationship with our largest OEM customer. Effective December 1, 2024, the OEM customer will no longer subsidize our products to some of its customers, however, we will offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of our LiveOne music app. The direct subscription to our LiveOne app will allow such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. Our LiveOne music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. As a result, we believe that we now have a unique opportunity to convert as many of such OEM’s drivers as possible to a higher priced LiveOne subscription service creating a meaningful upside opportunity for us, and we are working in good faith with such OEM customer to convert as many of these drivers as possible. The OEM customer will continue to pay us monthly for grandfathered vehicles for the term of the OEM license agreement.

On  November 1, 2024, the Company repaid $1 million of the principal amount of the Credit Facility and decreased the size of the Credit Facility to $6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended September 30, 2024, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on our largest OEM customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, including the proposed special dividend and spin-out of our pay-per-view business, the timing of the consummation of such proposed event, including the risks that a condition to consummation of such proposed event would not be satisfied within the expected timeframe or at all or that the consummation of any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, the timing of the consummation of such proposed event will not occur; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveOne App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on our music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in our industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims and/or our ability to pay any amounts due in connection with any such litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to extend and/or refinance our indebtedness and/or repay our indebtedness when due; the effect of the conditional conversion feature of our Series A Preferred Stock; our compliance with the covenants in our debt agreements; our intent to repurchase shares of our and/or PodcastOne's common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2024 (the “2024 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended September 30, 2024 and 2023, we reported revenue of $32.6 million and $28.5 million, respectively. We have one customer that accounted for more than 10% of its revenue during the three months ended September 30, 2024 and 2023. The customer is an original equipment manufacturer (the “OEM”) who provides premium Slacker service in all of their new vehicles. In the three months ended September 30, 2024 and 2023, total revenue from the OEM was $18.5 million and $14.8 million, respectively.

Key Corporate Developments for the Quarter Ended September 30, 2024

We ended the September 30, 2024 quarter with approximately 3,100,000 paid members on our music platform, up from approximately 2,400,000 at September 30, 2023, representing 27% annual growth. Included in the total number of paid members for the reported periods are certain members which are the subject of a contractual dispute. We are currently not recognizing revenue related to these members.

On October 1, 2024, we announced an amended relationship with our largest OEM customer. Effective December 1, 2024, the OEM customer will no longer subsidize our products to some of its customers, however, we will offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of our LiveOne music app. The direct subscription to our LiveOne app will allow such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. Our LiveOne music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay us monthly for grandfathered vehicles for the term of the OEM license agreement.

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

On October 1, 2024, we announced an amended relationship with our largest OEM customer. Effective December 1, 2024, the OEM customer will no longer subsidize our products to some of its customers, however, we will offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of our LiveOne music app. The direct subscription to our LiveOne app will allow such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. Our LiveOne music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. As a result, we believe that we now have a unique opportunity to convert as many of such OEM’s drivers as possible to a higher priced LiveOne subscription service creating a meaningful upside opportunity for us, and we are working in good faith with such OEM customer to convert as many of these drivers as possible. The OEM customer will continue to pay us monthly for grandfathered vehicles for the term of the OEM license agreement.

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

Growth in our music services is also dependent upon our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app, the number of customers that use and pay for our services, the attractiveness of our music platform to sponsors and advertisers and our ability to negotiate favorable economic terms with music labels, publishers, artists and/or festival owners, and the number of consumers who use our services. Growth in our margins is heavily dependent on our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and to otherwise grow our membership base in a cost-efficient manner, coupled with the managing the costs associated with implementing and operating our services, including the costs of licensing music with the music labels, producing, streaming and distributing video and audio content and sourcing and distributing personalized products and gifts. Our ability to attract and retain new and existing customers will be highly dependent on our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and to implement and continually improve upon our technology and services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

For the quarter ended September 30, 2024 and 2023, all material amounts of our revenue were derived from customers located in the United States and moreover, our largest OEM customer accounted for 57% and 51% of our consolidated revenue, respectively. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond September 30, 2024 could cause our revenue to fluctuate significantly.

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

Consolidated Results of Operations

Three Months Ended September 30, 2024, as compared to Three Months Ended September 30, 2023

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Revenue:	$32,594	$28,528

Operating expenses:
Cost of sales	24,518	20,547
Sales and marketing	1,491	2,253
Product development	1,160	1,439
General and administrative	6,283	6,352
Amortization of intangible assets	542	452
Total operating expenses	33,994	31,043
Income (loss) from operations	(1,400)	(2,515)

Other income (expense):
Interest expense, net	(808)	(780)
Other expense	(118)	(4,653)
Total other income (expense), net	(926)	(5,433)

(Loss) income before income taxes	(2,326)	(7,948)

Provision for (benefit from) income taxes	(9)	(21)
Net loss	(2,317)	(7,927)
Net loss attributable to non-controlling interest	(458)	(347)
Net loss attributed to LiveOne	$(1,859)	$(7,580)

Net loss per share - basic and diluted	$(0.02)	$(0.09)
Weighted average common shares – basic and diluted	94,658,182	87,222,168

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Depreciation expense
Cost of sales	$39	$34	15%
Sales and marketing	64	43	49%
Product development	464	427	9%
General and administrative	243	288	-16%
Total depreciation expense	$810	$792	2%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Stock-based compensation expense
Cost of sales	$335	$672	-50%
Sales and marketing	101	228	-56%
Product development	144	592	-76%
General and administrative	1,711	1,225	40%
Total stock-based compensation expense	$2,291	$2,717	-16%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	September 30,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	75%	72%
Sales and marketing	5%	8%
Product development	4%	5%
General and administrative	19%	22%
Impairment of intangible assets	0%	0%
Amortization of intangible assets	2%	2%
Total operating expenses	104%	109%
(Loss) income from operations	-4%	-9%
Other income (expense), net	-3%	-19%
Income (loss) before income taxes	-7%	-28%
Income tax provision (benefit)	0%	0%
Net loss	-7%	-28%
Net loss attributable to non-controlling interest	-1%	-1%
Net loss attributed to LiveOne	-6%	-27%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Membership services	$19,477	$16,428	19%
Advertising	12,309	10,732	15%
Merchandising	808	1,259	-36%
Sponsorship and licensing	-	97	-100%
Ticket/Event	-	12	-100%
Total Revenue	$32,594	$28,528	14%

Membership Revenue

Membership revenue increased $3.0 million, or 19%, to $19.5 million for the three months ended September 30, 2024, as compared to $16.4 million for the months ended September 30, 2023. The increase was primarily as a result of member growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased $1.6 million, or 15%, to $12.3 million for the three months ended September 30, 2024, as compared to $10.7 million for the three months ended September 30, 2023, which is primarily attributable to growth in our barter revenue of $2.4 million offset by a decrease in non-barter advertising revenue of $0.8 million at PodcastOne year-over-year.

Merchandising

Merchandising revenue decreased $0.5 million, or 36%, to 0.8 million for the three months ended September 30, 2024, as compared to $1.3 million the three months ended September 30, 2023, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $97,000, or 100%, to none for the three months ended September 30, 2024, as compared to $97,000 for the three months ended September 30, 2023. The decrease was primarily due to no significant events occurring for the three months ended September 30, 2024.

Ticket/Event

Ticket/Event revenue decreased by $12,000, or 100%, to none for the three months ended September 30, 2024, as compared to $12,000 for the three months ended September 30, 2023, driven by the lack of any in-person events during the current year period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Membership	$12,395	10,609	17%
Advertising	11,368	9,276	23%
Production and Ticketing	47	926	-95%
Merchandising	708	(264)	-368%
Total Cost of Sales	$24,518	$20,547	19%

Membership

Membership cost of sales increased by $1.8 million, or 17%, to $12.4 million for the three months ended September 30, 2024, as compared to $10.6 million for the three months ended September 30, 2023. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales increased by $2.1 million, or 23%, to $11.4 million for the three months ended September 30, 2024, as compared to $9.3 million for the three months ended September 30, 2023. The increase was primarily attributable to growth in our barter expense of $2.5 million offset by a decrease in revenue share expense of $0.4 million for the period.

Production and Ticketing

Production cost of sales increased by $0.9 million, or 95%, to $47,000 for the three months ended September 30, 2024, as compared to $0.9 million for the three months ended September 30, 2023. The decrease can be attributed to the decrease in events year over year.

Merchandising

Merchandising cost of sales increased by $1.0 million, or 368%, to $0.7 million for the three months ended September 30, 2024, as compared to a credit of $0.3 million for the three months ended September 30, 2023 due to the company purchasing merchandise in the current year for advertising.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Sales and marketing expenses	$1,491	$2,253	-34%
Product development	1,160	1,439	-19%
General and administrative	6,283	6,352	-1%
Amortization of intangible assets	542	452	20%
Total Other Operating Expenses	$9,476	$10,496	-10%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.8 million, or 34%, to $1.5 million for the three months ended September 30, 2024, as compared to $2.3 million for the three months ended September 30, 2023, primarily driven by reduced payroll costs.

Product Development

Product development expenses decreased by $0.3 million, or 19%, to $1.2 million for the three months ended September 30, 2024, as compared to $1.4 million for the three months ended September 30, 2023, which was driven by a decrease in employees as compared to the prior year.

General and Administrative

General and administrative expenses decreased by $0.1 million, or 1%, to $6.3 million for the three months ended September 30, 2024, as compared to $6.4 million for the three months ended September 30, 2023, largely due to an increase in share-based compensation of $0.5 million offset by a $0.6 million decrease in cost attributed to accounting, license and payroll.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.1 million, or 20%, to $0.5 million for the three months ended September 30, 2024, as compared to $0.5 million for the three months ended September 30, 2023. The increase can be attributed to the addition of intangibles attributed to acquired podcast at PodcastOne.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Total other income (expense), net	$(926)	$(5,433)	-83%

Total other expense decreased by $4.5 million, or 83%, to $1.0 million of expense for the three months ended September 30, 2024, as compared to $5.4 million of expense for the three months ended September 30, 2023. The increase is primarily driven by a reduction of the gain from changes in derivative liabilities of $4.2 million in the prior year period.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the three months ended September 30, 2024 was $0.5 million compared to $0.4 million for the three months ended September 30, 2023, which resulted from the Spin-Out of PodcastOne.

Business Segment Results

Three Months Ended September 30, 2024, as compared to Three Months Ended September 30, 2023

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Revenue	$12,154	$10,516	16%
Cost of Sales	11,142	9,057	23%
Sales & Marketing, Product Development and G&A	2,171	2,681	-19%
Intangible Asset Amortization	328	190	73%
Operating Income (Loss)	$(1,487)	$(1,412)	5%
Operating Margin	-12%	-13%	-9%
Adjusted EBITDA*	$(403)	$94	-529%
Adjusted EBITDA Margin*	-3%	1%	-471%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $1.6 million, or 16%, during the three months ended September 30, 2024, primarily due to increased advertising.

Operating Income (Loss)

Operating loss increased by $0.1 million or 5%, for the three months ended September 30, 2024, as the increase in revenue was lower than the increase in operating expenses due to growing the business.

Adjusted EBITDA

Adjusted EBITDA* decreased by $0.5 million, or 529%, to $(0.4) million for the three months ended September 30, 2024, as compared to $0.1 million for the three months ended September 30, 2023. This was largely due to an increase in general and administrative cost associated with operating as a public company.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Revenue	$19,558	$16,417	19%
Cost of Sales	12,622	10,827	17%
Sales & Marketing, Product Development and G&A	2,186	2,895	-24%
Intangible Asset Amortization	89	89	0%
Operating Income (Loss)	$4,661	$2,606	79%
Operating Margin	24%	16%	50%
Adjusted EBITDA*	$5,807	$5,038	15%
Adjusted EBITDA Margin*	30%	31%	-3%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $3.2 million, or 19%, during the three months ended September 30, 2024, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Income

Operating income increased by $2.1 million or 79%, for the three months ended September 30, 2024, as the increase in revenue was higher than the increase in operating expenses as no significant increases in cost were noted.

Adjusted EBITDA

Adjusted EBITDA* increased by $0.8 million, or 15%, to $5.8 million for the three months ended September 30, 2024, as compared to $5.0 million for the three months ended September 30, 2023. This was largely due to additional Contribution Margin in the current period.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	September 30,
	2024	2023	% Change
Revenue	$882	$1,595	-45%
Cost of Sales	754	663	14%
Sales & Marketing, Product Development and G&A	1,660	1,901	-13%
Intangible Asset Amortization	125	173	-28%
Operating Income (Loss)	$(1,657)	$(1,142)	45%
Operating Margin	-188%	-72%	162%
Adjusted EBITDA*	$(841)	$(561)	50%
Adjusted EBITDA Margin*	-95%	-35%	171%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.7 million, or 45%, to $0.9 million during the three months ended September 30, 2024, as compared to $1.6 million for the three months September 30, 2023, primarily due to decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Income (Loss)

Operating loss increased by $0.5 million, or 45%, to $1.7 million for the three months ended September 30, 2024 from $1.1 million for the three months ended September 30, 2023, as a result of a decrease in Contribution Margin coupled with the increase in expenses due to an increase in general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA* loss increased by $0.3 million, or 50%, to a $(0.8) million loss for the three months ended September 30, 2024, as compared to a $(0.6) million loss for the three months September 30, 2023. This was largely due to the decrease in revenues compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Three months ended		Change
	September 30,		2024 vs.
	2024	2023	2023
Sales & Marketing, Product Development, and G&A	$2,917	$2,567	14%
Operating Loss	$(2,917)	$(2,567)	14%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(1,678)	$(1,786)	-6%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss increased by $0.3 million, or 14%, to $2.9 million for the three months ended September 30, 2024, as compared to $2.6 million for the three months ended September 30, 2023, largely due to an increase in legal and accounting costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss decreased $0.1 million, or 6%, to $(1.7) million for the three months ended September 30, 2024 as compared to $(1.8) million for the year ended September 30, 2023. The increase was largely due to the increase in costs noted above.

Six Months Ended September 30, 2024, as compared to Six Months Ended September 30, 2023

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended
	September 30,
	2024	2023

Revenue:	$65,672	$56,295

Operating expenses:
Cost of sales	49,605	39,748
Sales and marketing	2,922	4,157
Product development	2,231	2,685
General and administrative	11,790	11,760
Impairment of intangible assets	176	-
Amortization of intangible assets	1,134	699
Total operating expenses	67,858	59,049
Loss from operations	(2,186)	(2,754)

Other income (expense):
Interest expense, net	(1,667)	(2,198)
Other income (expense)	18	(3,412)
Total other expense, net	(1,649)	(5,610)

Loss before provision for income taxes	(3,835)	(8,364)

Provision for income taxes	40	58
Net loss	(3,875)	(8,422)
Net loss attributable to non-controlling interest	(846)	(347)
Net loss attributed to LiveOne	$(3,029)	$(8,075)

Net loss per share – basic and diluted	$(0.04)	$(0.11)

Weighted average common shares – basic and diluted	94,605,055	87,097,201

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Depreciation expense
Cost of sales	$76	$70	9%
Sales and marketing	131	87	51%
Product development	926	867	7%
General and administrative	498	575	-13%
Total depreciation expense	$1,631	$1,599	2%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Stock-based compensation expense
Cost of sales	$650	$940	-31%
Sales and marketing	62	220	-72%
Product development	262	647	-60%
General and administrative	3,017	1,787	69%
Total stock-based compensation expense	$3,991	$3,594	11%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended
	September 30,
	2024	2023
Revenue	100%	100%
Operating expenses
Cost of sales	76%	71%
Sales and marketing	4%	7%
Product development	3%	5%
General and administrative	18%	21%
Impairment of intangible assets	0%	0%
Amortization of intangible assets	2%	1%
Total operating expenses	103%	105%
Loss from operations	-3%	-5%
Other income (expense)	0%	-6%
Loss before income taxes	-6%	-15%
Income tax provision	0%	0%
Net loss	-6%	-15%
Net loss attributable to non-controlling interest	-1%	-1%
Net loss attributed to LiveOne	-5%	-14%

Revenue

Revenue was as follows (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Membership services	$38,326	$31,640	21%
Advertising	25,383	21,516	18%
Merchandising	1,963	2,999	-35%
Sponsorship and licensing	-	126	-100%
Ticket/Event	-	14	-100%
Total Revenue	$65,672	$56,295	17%

Membership Revenue

Membership revenue increased $6.7 million, or 21%, to $38.3 million for the six months ended September 30, 2024, as compared to $31.6 million for the months ended September 30, 2023. The increase was primarily as a result of member growth with our largest OEM customer.

Advertising Revenue

Advertising revenue increased $3.9 million, or 18%, to $25.4 million for the six months ended September 30, 2024, as compared to $21.5 million for the six months ended September 30, 2023, which is primarily attributable to growth in barter revenue of $4.3 million offset by non-barter advertising revenue of $0.5 million at PodcastOne year-over-year.

Merchandising

Merchandising revenue decreased $1.0 million, or 35%, to $2.0 million for the six months ended September 30, 2024, as compared to $3.0 million the six months ended September 30, 2023, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $0.1 million, or 100%, to none for the six months ended September 30, 2024, as compared to $0.1 million for the six months ended September 30, 2023. The decrease was primarily due to no significant events occurring for the six months ended September 30, 2024.

Ticket/Event

Ticket/Event revenue decreased by $14,000, or 100%, to none for the six months ended September 30, 2024, as compared to $14,000 for the six months ended September 30, 2023, driven by the lack of any in-person events during the current year period.

Cost of Sales

Cost of sales was as follows (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Membership	$24,560	$20,228	21%
Advertising	23,214	17,677	31%
Production and Ticketing	115	2,325	-95%
Merchandising	1,716	(482)	-456%
Total Cost of Sales	$49,605	$39,748	25%

Membership

Membership cost of sales increased by $4.3 million, or 21%, to $24.6 million for the six months ended September 30, 2024, as compared to $20.2 million for the six months ended September 30, 2023. The increase was in line with the higher membership revenues noted above.

Advertising

Advertising cost of sales increased by $5.6 million, or 31%, to $23.2 million for the six months ended September 30, 2024, as compared to $17.7 million for the six months ended September 30, 2023. The increase was primarily attributable to growth in our barter expense of $5.5 million and an increase in revenue share expense of $0.1 million year-over-year.

Production and Ticketing

Production and ticketing cost of sales decreased by $1.5 million, or 67%, to $0.8 million for the six months ended September 30, 2024, as compared to $2.3 million for the six months ended September 30, 2023. The Company started to reduce the number of events held beginning with the six months ended September 30, 2023.

Merchandising

Merchandising cost of sales increased by $1.5 million, or 319%, to $1.1 million for the six months ended September 30, 2024, as compared to $0.5 million credit for the six months ended September 30, 2023 due to lower merchandising revenues noted above and a write off of merchandise during the six months ended September 30, 2023.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Sales and marketing expenses	$2,922	$4,157	-30%
Product development	2,231	2,685	-17%
General and administrative	11,790	11,760	0%
Impairment of intangible assets	176	-	100%
Amortization of intangible assets	1,134	699	62%
Total Other Operating Expenses	$18,253	$19,301	-5%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $1.3 million, or 30%, to $2.9 million for the six months ended September 30, 2024, as compared to $4.2 million for the six months ended September 30, 2023, primarily driven by reduced payroll costs.

Product Development

Product development expenses decreased by $0.4 million, or 17%, to $2.2 million for the six months ended September 30, 2024, as compared to $2.7 million for the six months ended September 30, 2023, which was driven by a decrease in employees as compared to the prior year.

General and Administrative

General and administrative expenses increased by $30,000, or 0%, to $11.8 million for the six months ended September 30, 2024, as compared to $11.8 million for the six months ended September 30, 2023, largely due to an increase in share-based compensation of $1.2 million offset by a $1.2 million decrease in cost attributed to accounting, license and payroll.

Impairment of Intangible Assets

Impairment of intangible assets increased $0.2 million, or 100%, to $0.2 million for the six months ended September 30, 2024, as compared to none for the six months ended September 30, 2023, which is attributed to the impairment of intangible assets of PodcastOne, see Note 5 – Goodwill and Intangible Assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.4 million, or 62%, to $1.1 million for the six months ended September 30, 2024, as compared to $0.7 million for the six months ended September 30, 2023. The increase can be attributed to the addition of intangibles attributed to acquired podcast at PodcastOne.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Total other expense, net	$(1,649)	$(5,610)	-71%

Total other income (expense) decreased by $4.0 million, or 71%, to $1.6 million of expense for the six months ended September 30, 2024, as compared to $5.6 million of expense for the six months ended September 30, 2023. The increase is primarily driven by a reduction of the gain from changes in derivative liabilities of $3.0 million in the prior year period offset by a decrease in interest expense of $1.0 million due to the conversion of the Bridge Loan.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the six months ended September 30, 2024 was $0.9 million, compared to $0.4 million for the six months ended September 30, 2023, which resulted from the Spin-Out of PodcastOne.

Business Segment Results

Six Months Ended September 30, 2024, as compared to Six Months Ended September 30, 2023

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Revenue	$25,312	$21,153	20%
Cost of Sales	22,851	17,279	32%
Sales & Marketing, Product Development and G&A	4,260	4,714	-10%
Intangible Asset Amortization	881	216	308%
Operating Loss	$(2,680)	$(1,056)	154%
Operating Margin	-11%	-5%	112%
Adjusted EBITDA*	$(710)	$763	-193%
Adjusted EBITDA Margin*	-3%	4%	-178%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $4.2 million, or 20%, during the six months ended September 30, 2024, primarily due to increased advertising.

Operating Income (Loss)

Operating loss increased by $1.6 million or 154%, for the six months ended September 30, 2024, as the increase in revenue was lower than the increase in operating expenses due to growing the business.

Adjusted EBITDA

Adjusted EBITDA* decreased by $1.5 million, or 194%, to $(0.7) million for the six months ended September 30, 2024, as compared to $0.8 million for the six months ended September 30, 2023. This was largely due to an increase in general and administrative cost associated with operating as a public company.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Revenue	$38,262	$31,493	21%
Cost of Sales	24,294	20,626	18%
Sales & Marketing, Product Development and G&A	4,306	4,754	-9%
Intangible Asset Amortization	179	179	0%
Operating Income	$9,483	$5,934	60%
Operating Margin	25%	19%	32%
Adjusted EBITDA*	$11,232	$9,429	19%
Adjusted EBITDA Margin*	29%	30%	-2%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $6.8 million, or 21%, during the six months ended September 30, 2024, primarily due to increased membership revenue as a result of increased membership growth with our largest OEM customer.

Operating Income

Operating income increased by $3.5 million or 60%, for the six months ended September 30, 2024, as the increase in revenue was higher than the increase in operating expenses as no significant increases in cost were noted.

Adjusted EBITDA

Adjusted EBITDA* increased by $1.8 million, or 19%, to $11.2 million for the six months ended September 30, 2024, as compared to $9.4 million for the six months ended September 30, 2023. This was largely due to additional Contribution Margin in the current period.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended
	September 30,
	2024	2023	% Change
Revenue	$2,098	$3,649	-43%
Cost of Sales	2,460	1,843	33%
Sales & Marketing, Product Development and G&A	3,034	4,056	-25%
Intangible Asset Amortization	250	304	-18%
Operating Loss	$(3,646)	$(2,554)	43%
Operating Margin	-174%	-70%	148%
Adjusted EBITDA*	$(1,479)	$(1,671)	-11%
Adjusted EBITDA Margin*	-70%	-46%	54%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $1.6 million, or 43%, to $2.1 million during the six months ended September 30, 2024, as compared to $3.6 million for the six months September 30, 2023, primarily due to decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Income (Loss)

Operating loss increased by $1.1 million, or 43%, to $3.6 million for the six months ended September 30, 2024 from $2.6 million for the six months ended September 30, 2023, as a result of a decrease in Contribution Margin coupled with the increase in expenses due to an increase in general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA* loss decreased by $0.2 million, or 12%, to a $(1.5) million loss for the six months ended September 30, 2024, as compared to a $(1.7) million loss for the six months September 30, 2023. This was largely due to the decrease in operating loss compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Six months ended		Change
	September 30,		2024 vs.
	2024	2023	2023
Sales & Marketing, Product Development, and G&A	$5,343	$5,078	5%
Operating Loss	$(5,343)	$(5,078)	5%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(3,255)	$(3,527)	-8%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss increased by $0.2 million, or 5%, to $5.3 million for the six months ended September 30, 2024, as compared to $5.1 million for the six months ended September 30, 2023, largely due to an increase in legal and accounting costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss decreased $0.2 million, or 8%, to $(3.3) million for the six months ended September 30, 2024 as compared to $(3.5) million for the year ended September 30, 2023. The increase was largely due to the increase in costs noted above.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and six months ended September 30, 2024 and 2023 (in thousands):

				Non-
				Recurring
	Net	Depreciation		Acquisition and	Other	(Benefit)
	Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended September 30, 2024
Operations – PodcastOne	$(1,669)	$394	$861	$-	$-	$11	$(403)
Operations – Slacker	3,866	743	526	30	642	-	5,807
Operations – Other	(1,687)	214	198	404	30	-	(841)
Corporate	(2,827)	2	706	207	254	(20)	(1,678)
Total	$(2,317)	$1,353	$2,291	$641	$926	$(9)	$2,885

Three Months Ended September 30, 2023
Operations – PodcastOne	$(10,873)	$253	$854	$413	$9,447	$-	$94
Operations – Slacker	2,250	694	998	742	354	-	5,038
Operations – Other	3,168	294	178	107	(4,308)	-	(561)
Corporate	(2,472)	3	686	78	(60)	(21)	(1,786)
Total	$(7,927)	$1,244	$2,716	$1,340	$5,433	$(21)	$2,785

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Six Months Ended September 30, 2024
Operations – PodcastOne	$(3,035)	$1,013	$1,263	$38	$-	$11	$(710)
Operations – Slacker	7,218	1,493	1,032	176	1,313	-	11,232
Operations - Other	(3,078)	431	508	600	60	-	(1,479)
Corporate	(4,980)	3	1,188	229	276	29	(3,255)
Total	$(3,875)	$2,940	$3,991	$1,043	$1,649	$40	$5,788

Six Months Ended September 30, 2023
Operations – PodcastOne	$(11,083)	$339	$938	$719	$9,850	$-	$763
Operations – Slacker	5,831	1,408	1,214	874	102	-	9,429
Operations - Other	2,392	543	213	133	(4,952)	-	(1,671)
Corporate	(5,562)	8	1,229	130	610	58	(3,527)
Total	$(8,422)	$2,298	$3,594	$1,856	$5,610	$58	$4,994

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2024	2023

Revenue:	$32,594	$28,528
Less:
Cost of sales	(24,518)	(20,547)
Amortization of developed technology	(691)	(726)
Gross Profit	7,385	7,255

Add back amortization of developed technology:	691	726
Contribution Margin	$8,076	$7,981

	Six Months Ended
	September 30,
	2024	2023

Revenue:	$65,672	$56,295
Less:
Cost of sales	(49,605)	(39,748)
Amortization of developed technology	(1,466)	(1,473)
Gross Profit	14,601	15,074

Add back amortization of developed technology:	1,466	1,473
Contribution Margin	$16,067	$16,547

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2024, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $11.1 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, incurrence of debt, the issuance of convertible notes and public offerings of our common shares. As of September 30, 2024, we have a senior secured line of credit of $7.0 million, the Capchase Loan (as defined below) of $1.0 million and an SBA loan balance of $0.1 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $3.4 million for the six months ended September 30, 2024, and cash provided by operating activities of $7.1 million for the six months ended September 30, 2024 and had a working capital deficiency of $22.3 million as of September 30, 2024. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

On October 1, 2024, we announced an amended relationship with our largest OEM customer. Effective December 1, 2024, the OEM customer will no longer subsidize our products to some of its customers, however, we will offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of our LiveOne music app. The direct subscription to our LiveOne app will allow such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. Our LiveOne music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay us monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in our relationship with the OEM customer in October 2024 is likely to cause our liquidity and cash flows to fluctuate significantly beyond September 30, 2024. Our liquidity will dependent upon our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as our ability to enter into new B2B agreements to provide our services that could materially contribute to our liquidity and cash flows. In addition, our liquidity will depend on our ability to negotiate with our music labels, publishers and other partners to achieve flexibility in the terms of our license agreements to match our OEM driver conversions. Furthermore, our liquidity will be dependent on our ability to extend and/or refinance the terms of our senior secured line of credit and/or our ability to pay any amounts that we have agreed to pay under the SX Settlement Agreement.

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

Sources of Liquidity

In July 2022, PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8,035,000 pursuant to the Subscription Agreements entered into with the Purchasers. In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares of PodcastOne’s common stock, par value $0.00001 per share (See Note 8 – PodcastOne Bridge Loan). As part of the PC1 Bridge Loan, we purchased $3,000,000 (excluding the OID) worth of PC1 Notes. As of September 30, 2024 all of the PC1 Bridge Loan has been converted into common stock of PodcastOne.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2024 and 2023 (in thousands):

	Six Months Ended
	September 30,
	2024	2023
Net cash provided by (used in) operating activities	$7,114	$(45)
Net cash used in investing activities	(1,325)	(1,800)
Net cash used in financing activities	(1,848)	(2,993)
Net change in cash, cash equivalents and restricted cash	$3,941	$(4,838)

Cash Flows Provided by Operating Activities

For the six months ended September 30, 2024

Net cash provided by operating activities of $7.1 million primarily resulted from our net loss during the period of $3.9 million, which included non-cash charges of $5.6 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and impairment of intangibles. The remainder of our sources of cash used in operating activities of $5.4 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

For the six months ended September 30, 2023

Net cash used in operating activities of $0.1 million primarily resulted from our net loss during the period of $8.4 million, which included non-cash charges of $11.6 million largely comprised of depreciation and amortization, stock-based compensation, change in fair value of derivatives and amortization of debt discount. The remainder of our sources of cash used in operating activities of $(3.2) million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties and deferred revenue.

Cash Flows Used In Investing Activities

For the six months ended September 30, 2024

Net cash used in investing activities of $1.3 million was primarily due to the purchase of equipment during the six months ended September 30, 2024.

For the six months ended September 30, 2023

Net cash used in investing activities of $1.8 million was due to the purchase of equipment of $1.3 million and the purchase of intangibles of $0.5 million during the six months ended September 30, 2023.

Cash Flows Provided by Financing Activities

For the six months ended September 30, 2024

Net cash used in financing activities of $1.8 million was due to the payment of dividends of $0.5 million, repayment of our Capchase Loan of $0.4 million and repurchase of common stock under the Company’s share repurchase program of $1.0 million.

For the six months ended September 30, 2023

Net cash used in financing activities of $3.0 million was due to the repayment of PodcastOne's Bridge Loan of $3.0 million and repurchase of common stock under the our share repurchase program of $1.6 million and notes payable of $0.1 million offset by $1.7 million form the proceeds on the Cap Chase loan.

Debt Covenants

As of September 30, 2024 we were in compliance under the Capchase Loan and the ABL Credit Facility.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report. During the three months ended September 30, 2024, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024 except as noted below

Risks Related to Our Business and Industry

We rely on our largest OEM customer for a substantial percentage of our revenue. The loss of our largest OEM customer or the significant reduction of business or growth of business from such customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 55% of our consolidated revenue for the six months ended September 30, 2024, and 51% of our consolidated revenue for the six months ended September 30, 2023. Our existing agreement with Tesla governs our music services to certain of its car user base in North America, including our audio music streaming services. As of October 2024, Tesla has extended the term of our license agreement (the “license agreement”) until at least May 2026, and the license agreement is expected to continue to be renewed thereafter on its terms. Tesla has agreed to pay us for any grandfathered users for the term of the license agreement, however Tesla will no longer pay us for any other users beginning in December 2024. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate the license agreement to provide them with such service. Tesla may also terminate our license agreement for convenience at any time with prior notice to us. If Tesla terminates our license agreement, further modifies the services that we provide to Tesla under such agreement, requires us to renegotiate the terms of such agreement or we are unable to renew such agreement on mutually agreeable terms, no longer pays for and/or makes our music services available to Tesla’s paid grandfathered car user base, no longer makes an option for its car users to sign up for LiveOne, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant further reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

In addition, membership revenue we generate from Tesla from grandfathered car users is indirectly subsidized by Tesla to its customers, which Tesla plans to carry indefinitely but is not obligated to do so, including the ability to make available, terminate and/or change our music services for convenience at any time with prior notice to us. Should our membership revenue services no longer be subsidized by and/or made available by Tesla to its grandfathered customers or if Tesla reclassifies or renegotiates with us the definition of a paid grandfathered member or demands credit for past members that no longer meet such requirement, there can be no assurance that we will continue to maintain the same number of paid grandfathered members or receive the same levels of membership service revenue from such members. There is no assurance that we would be able to replace Tesla or lost business with Tesla with one or more customers that generate comparable revenue. Furthermore, there could be no assurance that Tesla will continue indefinitely to pay us for grandfathered car users.

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

We rely on our relationship with our largest OEM customer for a substantial percentage of our potential subscribers who are now eligible to convert to become direct customers of LiveOne. Our inability to convert a significant number of these subscribers could cause a significant reduction of our business and could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, our largest OEM customer. Commencing in October 2024, we began working with Tesla to convert Tesla’s connectivity package users to become direct subscribers (members) of our Premium or Plus service. The direct subscription to LiveOne allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. LiveOne’s music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in Tesla s music streaming services dashboard in perpetuity. As a result, we believe we now have a unique opportunity to convert as many of Tesla’s drivers as possible to a higher priced LiveOne subscription service creating a meaningful upside opportunity for our Company, and we are working in good faith with Tesla to convert as many of these drivers as possible.

We believe that with the full cooperation from Tesla, we can convert a substantial number of such users to become direct subscribers of LiveOne. However, there is no assurance that we would be able to convert a substantial number of such users to become direct subscribers of LiveOne and/or replace Tesla or lost business with Tesla with one or more other B2B customers that generate comparable revenue. If we fail to convert a significant number of these drivers as direct subscribers of LiveOne that could cause a significant reduction of our business and could significantly adversely affect our business, financial condition and results of operations. In addition, even such drivers elect to directly pay for their subscription to LiveOne services, there can be no assurance that we will continue to maintain the same number of paid subscribers or receive the same levels of subscription service revenue and subscription revenue may substantially fluctuate accordingly. Accordingly, there could be no assurance that our revenue and/or EBITDA continues to grow at the same rate of growth as in 2024 calendar year or at all.

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $3.9 million and $13.3 million for the six months ended September 30, 2024 and fiscal year ended March 31, 2024, respectively, and cash provided by operating activities of $7.1 million and $6.8 million for the six months ended September 30, 2024 and fiscal year ended March 31, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $248.6 million and a working capital deficit of $22.3 million.

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

Our ability to meet our total liabilities of $61.4 million as of September 30, 2024, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

At maturity, the entire outstanding principal amount of our ABL Credit Facility and the Capchase Loan, will become due and payable by us. As of September 30, 2024, $0.2 million is due in fiscal 2025, $0.6 million due in fiscal 2026, $0.1 million of our total indebtedness is due in fiscal 2027 and $0.1 million thereafter.

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

If we do not comply with the provisions of the ABL Credit Facility, the Capchase Loan and/or the SX Settlement, such parties may terminate their obligations to us, accelerate our debt and/or require us to repay all outstanding amounts owed thereunder.

The ABL Credit Facility and the Capchase Loan contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the senior credit facility loan agreement). If an event of default occurs and is continuing, the applicable lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,396.70. In February 2023, we settled the dispute (the “SX Settlement Agreement”) to pay the outstanding amount in equal monthly payments subject to increase in the event we complete certain future financings. As of September 30, 2024, we owed $4.9 million to SX under the SX Settlement Agreement. In addition, the SX Settlement Agreement requires us and Slacker to pay SX a final payment of $2,189,775.08 on or before February 1, 2025, unless the parties agree to further extend the timing of such payment. If for any reason we and Slacker fail to comply with the terms of the SX settlement agreement, the final payment will increase by $925,391.40, and SX will have the right to declare a default under the SX Settlement Agreement and at its option require us to repay all outstanding amounts owed thereunder and/or enforce its consent judgment and/or pursue a new judgment against us and Slacker, which would materially adversely impact our business, operating results and financial condition. Our debt agreements with the ABL Credit Facility and Capchase Loan lenders contain a covenant that if a material adverse change occurs in our financial condition, or if such senior secured lender reasonably believes the prospect of payment or performance of their loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, our senior credit facility provider, and which would then also allow Capchase to declare a default under their loan agreement with us, may declare an event of default and at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed under the senior credit facility provider, which would materially adversely impact our business, operating results and financial condition. As of September 30, 2024 we were in compliance with covenants under the ABL Credit Facility and the Loan.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of September 30, 2024 was $8.1 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount. Our existing debt agreements with ABL Credit Facility lender and the Capchase Loan lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders, terminate our existing debt agreements and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

We enter into license agreements to obtain rights to stream sound recordings, including from the major record labels that hold the rights to stream a significant number of sound recordings, such as Universal Music Group, Sony Music Entertainment, Warner Music Group and SX, as well as others. If we fail to obtain these licenses or if any of such licenses are terminated or suspended, the size and quality of our catalog may be materially impacted and our business, operating results and financial condition could be materially harmed.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of September 30, 2024, we owed $19.7 million in aggregate royalty payments to such PROs.

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

With respect to podcasts and other non-music content, we produce or commission the content itself or obtain distribution rights directly from rights holders. In the former scenario, we employ various business models to create original content. In the latter scenario, we and/or PodcastOne negotiates licenses directly with individuals that enable creators to post content directly to our service after agreeing to comply with the applicable terms and conditions. We are dependent on those who provide content on our service complying with the terms and conditions of our license agreements as well as the PodcastOne Terms and Conditions of Use. However, we cannot guarantee that rights holders or content providers will comply with their obligations, and such failure to do so may materially impact our business, operating results, and financial condition.

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

Even when we can enter into license agreements with rights holders, we cannot guarantee that such agreements will continue to be renewed indefinitely. For example, from time to time, our license agreements with certain rights holders and/or their agents may expire while we negotiate their renewals and, per industry custom and practice, we may enter into brief (for example, month-, week-, or even days-long) extensions of those agreements or provisional licenses and/or continue to operate on an at will basis as if the license agreement had been extended, including by our continuing to make music available. During these periods, we may not have assurance of long-term access to such rights holders’ content, which could have a material adverse effect on its business and could lead to potential copyright infringement claims. Furthermore, if we fail to timely make any royalty or license payments to such rights holders, they may elect to terminate or suspend our license agreements with them.

It also is possible that such agreements will never be renewed at all. The lack of renewal, or suspension or termination, of one or more of our license agreements, or the renewal of a license agreement on less favorable terms, also could have a material adverse effect on its business, financial condition, and results of operations.

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

In connection with the preparation of our consolidated financial statements for the year ended March 31, 2024, our management identified a material weaknesses as follows: our management’s identification of and accounting for significant and unusual transactions, specifically accounting for debt. This material weakness was remediated during the six months ended September 30, 2024.

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

As of September 30, 2024, the shares of our Series A Preferred Stock are convertible into approximately 6.28 million shares of our common stock at a price of $2.10 per share of common stock. The conversion of some or all of the shares of our Series A Preferred Stock into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock into shares of our common stock could adversely affect prevailing market prices of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the three months ended September 30, 2024, we issued 59,270 shares of our common stock valued at $0.2 million to various consultants. We valued these shares at prices between $1.75 and $1.86 per share, the market price of our common stock on the date of issuance.

During the three months ended September 30, 2023, we issued 425,988 shares of our common stock valued at $0.6 million to various consultants. We valued these shares at prices between $0.89 and $1.29 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs
July 1, 2024 – July 31, 2024	69,600	$1.64	2,512,973	$ 605,000
August 1, 2024 – August 31, 2024	86,054	$1.58	2,599,027	$ 469,000
September 1, 2024 – September 30, 2024	-	$-	2,599,027	$ 469,000
Total (July 1, 2024 – September 30, 2024)	155,654	$1.61	2,599,027	$ 6,500,000

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

LIVEONE INC.

Date: November 14, 2024	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Aaron Sullivan
	Name:	Aaron Sullivan
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)