Form 10-K
period 2025-03-31
LiveOne, Inc.
filed 2025-07-15
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2024, was approximately $73.0 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of July 11, 2025 the registrant had 97,128,164 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (this “Form 10-K”) incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2025 annual meeting of stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the U.S. Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I

Item 1. Business

Overview

LiveOne, Inc. (the “Company,” “LiveOne”, “we,” “us,” or “our”) is an award-winning, creator-first, music, entertainment and technology platform focused on delivering premium experiences and content worldwide through memberships and live and virtual events. We are a pioneer in the acquisition, distribution and monetization of live music events, Internet radio, podcasting/vodcasting and music-related membership, streaming and video content. Through our comprehensive service offerings and innovative content platform, we provide music fans the ability to listen, watch, attend, engage and transact. Serving a global audience, our mission is to bring the experience of live music and entertainment to consumers wherever music and entertainment is watched, listened to, discussed, deliberated or performed around the world. Our operating model is focused on a flywheel concept of integrated services centered on servicing and monetizing superfans through multiple revenue streams and product/service offerings. At March 31, 2025, we operated four core integrated services: (1) one of the industry’s leading online live music streaming platforms (LiveOne), (2) a fully integrated membership and advertising streaming music service Slacker operating as LiveOne powered by Slacker, (3) a leading podcasting platform operating as PodcastOne (“PodcastOne”), and (4) a retailer and wholesaler of personalized merchandise and gifts operating as Custom Personalization Solutions, Inc. (“CPS”). LiveOne enhances the experience by granting audiences access to premium original content, artist exclusives and industry interviews. Our LiveOne application offers users access to live events, audio streams with access to millions of songs and hundreds of expert-curated radio platforms and stations, original episodic content, podcasts, vodcasts, video on demand, real-time livestreams, and social sharing of content. Today, our business is comprised of three operating segments; PodcastOne, Slacker and our Media Group. Our Audio Group consist of our PodcastOne and Slacker subsidiaries and our Media Group consists of our remaining subsidiaries (hereon referred to as our “Media Operations”).

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

In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS. On February 28, 2023, we acquired a majority interest in Splitmind LLC and Drumify LLC. On September 8, 2023, PodcastOne completed a Qualified Event (as defined below) (its spin out from the Company to become a standalone publicly trading company) as a result of its direct listing on The NASDAQ Capital Market on such date (the "Direct Listing"). Through the operations of our DayOne Music Publishing, Drumify and Splitmind subsidiaries, we operate our music publishing and artist and brand development businesses.

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

Podcast Services

Our podcasts are available to users online alongside our digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. PodcastOne has built a distribution network reaching over 1 billion listeners a month across all of its own properties, LiveOne platforms, Spotify, Apple Podcasts, iHeartRadio, Samsung and over 150 shows exclusively available in Tesla vehicles. Similar to our digital Internet radio fee structure, we monetize podcasts through (i) paid advertising or (ii) paid premium membership services. We own one of the largest networks of podcast content in North America, which has over 200 exclusive podcast shows that produces over 300 episodes per week and has generated over 204 million downloads during the year ended March 31, 2025.

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

Our Industry

Globally, it's estimated that recorded music revenues increased to $29.6 billion in 2024, up 4.8% year over year. We believe that by 2030, global recorded music revenues will increase to $80 billion. Our addressable market includes streaming of live music and entertainment, Internet radio, audio downloadable music, podcasts and online VOD services. These markets are experiencing significant growth and now represent the majority of the music industry’s overall revenue, as physical and digital record sales have steadily declined. We both capitalize on these trends and provide additional earnings opportunities to industry stakeholders, including agents, managers, distributors, producers, labels, publishers, advertisers and social influencers (collectively, “Industry Stakeholders”).

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

Digital Music Streaming Industry

The addressable market for paid digital music streaming is large and growing, representing almost half of global music revenue. According to vinylmeplease.com, in 2024, streaming revenue was $20.4 billion or approximately 69% of global music sales, and we further expect paid streaming users to surpass 1.2 billion by 2030.

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

Podcasting Industry

The podcasting industry continues to benefit from both a broad audience, with attractive demographics and loyal listeners. According to Edison One and Triton Digital, an estimated 135 million people listened to a podcast each month in 2024 and is expected to reach 158 million in 2025. As podcast listening grows, the addressable market for podcast advertising spend continues to grow. PricewaterhouseCoopers estimated that podcast advertising spend was $2.43 billion in 2024 and is slated to reach $4.6 billion by 2025.

Technology

We own 46 registered or pending patents on our streaming Internet radio services, including patents over playback of digital media content, method for providing user personalized content, systems for portable personalized radio, method for interactive distribution of digital content and systems for scoring and raking digital content based on activity of network users. Key components of this technology include:

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

Members

We currently stream our music services for live events globally to music fans worldwide, and with users located in North America for our digital music streaming services. We are currently developing plans to expand our music presence internationally. Our music streaming customers include individual users and OEMs such as Tesla, Verizon, T-Mobile, and, to a lesser extent, advertisers and third-party licensees. In December 2021, we also launched LiveOne on Google's Android Automotive platform, a full-stack, open source, highly customizable software platform powering the vehicle's numerous safety, environmental, and infotainment systems, enabling implementers to differentiate and tailor the content experience specific to a brand's identity. Android Automotive continues to see wide adoption from virtually all the major automotive OEMs including Ford, GMC, Dodge, Chrysler, Volvo, Polestar, Ford, Lincoln, Chevrolet, Nissan, Volkswagen, Mitsubishi, and others. For the fiscal year ended March 31, 2025 and 2024, we had one single customer that represented approximately 45% and 51% of our total consolidated revenue in the period, respectively.

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

Approximately 50% and 56% of our revenue for the years ended March 31, 2025 and 2024, respectively, was from our membership services platform. We believe the data we generate from our platform will be valuable to Industry Stakeholders and the ability to reach our audience to market more efficiently to them products and services.

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

Workforce Composition

As of March 31, 2025, we had a total of 113 employees as well as other persons who provide to us consulting and other services, including through our subsidiaries. These employees represent the diverse and complex nature of LiveOne with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance.

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

●	Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock and penny stock trading.
●	There is substantial doubt about our ability to continue as a going concern.
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

●	We face intense competition from competitors, and we may not be able to increase our revenues, which could adversely impact our business, financial condition and results of operations.
●	We may be subject to risks associated with artificial intelligence and machine learning technology.
●	Advancements in AI technology may adversely affect our business model and competitive position.

Risks Related to Our Company

●

For the fiscal year ended March 31, 2024, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

●

We heavily depend on relationships with our Content Providers and other Industry Stakeholders and adverse changes in these relationships, could adversely affect our business, financial condition and results of operations.

●

We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and our Chief Financial Officer, Ryan Carhart, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

●	Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.
●

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

●

We may not have the ability to repay the amounts then due under our senior Debentures and/or Capchase Loan (each as defined below) at maturity, required redemption payments and/or to the holders of our Series A Preferred Stock, which would have a material adverse effect on our business, operating results and financial condition.

●	If we do not comply with the provisions of our senior Debentures, the holders of the Debentures may accelerate our obligations to them and require us to repay all outstanding amounts owed thereunder.
●	Our ability to satisfy the conditions to issue the Additional Debentures (as defined below).
●	We may incur substantially more debt or take other actions that would intensify the risks related to our indebtedness.

Risks Related to Our Acquisition Strategy

●	We can give no assurances as to when we will consummate any future acquisitions or whether we will consummate any of them at all.

Risks Related to Technology and Intellectual Property

●

We rely heavily on technology to stream content and manage other aspects of our operations and on our Content Management System. The failure of any of this technology to operate effectively could adversely affect our business.

Risks Related to Our PodcastOne Business

●

PodcastOne generates a substantial portion of it revenues from its podcast and advertising sales. If PodcastOne fails to maintain or grow podcasting and advertising revenue, our financial results may be adversely affected.

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

Our business is dependent, and we believe that it will continue to depend, on our customer relationship with Tesla, which accounted for 45% of our consolidated revenue for the year ended March 31, 2025 and 51% of our consolidated revenue for the year ended March 31, 2024.

Our existing agreement with Tesla governs our music services to certain of its car user base in North America, including our audio music streaming services. As of May 2025, Tesla has extended the term of our license agreement (the “license agreement”) until at least May 2026, and the license agreement is expected to continue to be renewed thereafter on its terms. Tesla has agreed to pay us for any grandfathered users for the term of the license agreement, however Tesla no longer pays us for any other users beginning December 2024. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate the license agreement to provide them with such service. Tesla may also terminate our license agreement for convenience at any time with prior notice to us. If Tesla terminates our license agreement, further modifies the services that we provide to Tesla under such agreement, requires us to renegotiate the terms of such agreement or we are unable to renew such agreement on mutually agreeable terms, no longer pays for and/or makes our music services available to Tesla’s paid grandfathered car user base, no longer makes an option for its car users to sign up for LiveOne, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant further reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

In addition, membership revenue we generate from Tesla from grandfathered car users is indirectly subsidized by Tesla to its customers, which Tesla plans to carry indefinitely but is not obligated to do so, including its ability to reclassify or renegotiate with us the definition of a paid grandfathered member under the license agreement and/or make available, terminate and/or change our music services for convenience at any time with prior notice to us. Should our membership revenue services no longer be subsidized by and/or made available by Tesla to its grandfathered customers or if Tesla reclassifies or renegotiates with us the definition of a paid grandfathered member or demands credit for past members that no longer meet such requirement, there can be no assurance that we will continue to maintain the same number of paid grandfathered members or receive the same levels of membership service revenue from such members in the future. There is no assurance that we would be able to replace Tesla or lost business with Tesla with one or more B2B customers that generate comparable revenue. Furthermore, there could be no assurance that Tesla will continue indefinitely to pay us for grandfathered car users.

Tesla has also integrated Spotify Premium to its cars’ in-dash touchscreen for its Model S, Model X and Model 3 vehicles. Tesla owners now have access to our music streaming services, as well as those of Spotify and TuneIn natively. There is no assurance that our music streaming services will be available in every current and/or future Tesla model. Furthermore, our current and future competitors like Spotify, Apple Music, Tesla (if it becomes a native music service provider) and others may have more well-established brand recognition, more established relationships with, and superior access to content providers and other industry stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. If we are unable to compete successfully for users against our competitors by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, membership fees and other revenue streams will suffer.

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

Our business is dependent, and we believe that it will continue to depend on our customer relationship with Tesla, our largest OEM customer. Commencing in October 2024, we began working with Tesla to convert Tesla’s connectivity package users to become direct subscribers (members) of our Premium or Plus service. The direct subscription to LiveOne allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. LiveOne’s music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in Tesla’s music streaming services dashboard in perpetuity. As a result, we believe we now have a unique opportunity to convert as many of Tesla’s drivers as possible to a higher priced LiveOne subscription service creating a meaningful upside opportunity for our Company, and we are working in good faith with Tesla to convert as many of these drivers as possible.

We believe that with the full cooperation from Tesla, we can convert a substantial number of such users to become direct subscribers of LiveOne. However, there is no assurance that we would be able to convert a substantial number of such users to become direct subscribers of LiveOne and/or replace Tesla or lost business with Tesla with one or more other B2B customers that generate comparable revenue. If we fail to convert a significant number of these drivers as direct subscribers of LiveOne that could cause a significant reduction of our business and could significantly adversely affect our business, financial condition and results of operations. In addition, even such drivers elect to directly pay for their subscription to LiveOne services, there can be no assurance that we will continue to maintain the same number of paid subscribers or receive the same levels of subscription service revenue and subscription revenue may substantially fluctuate accordingly. Accordingly, there could be no assurance that our revenue and/or EBITDA continues to grow at the same rate of growth as in our 2025 fiscal year or at all.

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $20.4 million and $13.3 million for the fiscal years ended March 31, 2025 and 2024, respectively, and provided cash and used cash in operating activities of $6.4 million and $6.8 million for the fiscal years ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $265.1 million.

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

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a growing company, the difficulties that may be encountered with integrating acquired companies and the highly competitive environment in which we operate. For example, while several companies have been successful in the digital music streaming industry and the online video streaming industry, companies have had no or limited success in operating a premium Internet network devoted to live music and music-related video content. We cannot assure you that our business will be profitable or that we will ever generate sufficient revenue to fully meet our expenses and support our anticipated activities

Our ability to meet our total liabilities, as reported in the accompanying consolidated balance sheets, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our common stock and penny stock trading.

In March 2025, we received a notice from the Listing Qualifications Department the Nasdaq Stock Market (“Nasdaq”), regarding the fact that the market price of our shares of common stock was below the $1.00 minimum bid price requirement for continued listing (the “Bid Price Rule”). There can be no assurance that we will be able to correct the Bid Price Rule deficiency, or that we will be able to continue to meet all of the other criteria necessary for Nasdaq to allow us to remain listed. If we fail to satisfy the applicable continued listing requirement and continue to be in non-compliance after notice and the applicable grace period ends (which is six months in the case of the Bid Price Rule, subject to an additional six-month extension), Nasdaq may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance). At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful. We will continue to actively monitor the closing bid price of our common stock and will evaluate available options to resolve the deficiency and regain compliance with the Bid Price Rule. There can be no assurance that we will be able to regain compliance with the Bid Price Rule and thereby to maintain the listing of its common stock on The Nasdaq Capital Market.

If our common stock is ultimately delisted from Nasdaq, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and their market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for our Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In addition to the foregoing, if our common stock are ultimately delisted from Nasdaq and they trade on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If our common stock are ultimately delisted from Nasdaq and then trade on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock is no longer considered a penny stock.

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

We face significant competition for advertiser spend. Substantially all of our revenue to date is generated through memberships to our music platform, sponsorships and advertising on our website and mobile app, and advertising and sponsorship sales for PodcastOne’s podcasts. We compete against online and mobile businesses, including those referenced above, traditional media outlets, such as television, radio and print, for advertising budgets, and established podcast platforms. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Oath advertising platform and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. Slacker competes with platforms, such as Apple’s iTunes Music Store and Apple Music, Spotify, SiriusXM Satellite Radio, YouTube, Tidal, Napster and Amazon Prime that provide interactive on-demand audio content and pre-recorded entertainment. PodcastOne competes with podcast platforms, such as Apple Podcasts, Spotify and Amazon Music that distribute podcasts and other pre-recorded entertainment. In order to grow our revenues and improve our operating results, we will need to increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially larger resources, broader product and service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. If we are not able to compete effectively for users and advertisers spend, our business, financial condition and results of operations would be materially and adversely affected.

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

We may be subject to risks associated with artificial intelligence and machine learning technology

Recent technological advances in artificial intelligence (“AI”) and machine learning technology may pose risks to us. Our use of AI could give rise to legal or regulatory action, create liabilities, or materially harm our business. While we aim to develop and use AI and machine learning technology responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.

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

Risks Related to Our Company

For the fiscal year ended March 31, 2024, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet LiveOne’s reporting obligations. In addition, any testing by our Company conducted in connection with Section 404, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal year ended March 31, 2024, our management conducted an assessment of its disclosure controls and procedures and our internal control over financial reporting and concluded that they were not effective for such period, due to the existence of certain material weaknesses in our internal control over financial reporting, which were subsequently remediated. See Item 9A. Controls and Procedures. In connection with the preparation of our consolidated financial statements for the year ended March 31, 2025, management did not identify any material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the fiscal years ended March 31, 2024, our management identified material weaknesses in the following: we did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures, and monitoring activities to prevent or detect material misstatements to the consolidated financial statements; and our controls relating to proper evaluation and accounting of certain features embedded in complex debt and equity instruments. Specifically, we did not have sufficient technical resources to appropriately identify and evaluate certain features that require instruments or features to be accounted for as liabilities remeasured at fair value. For the fiscal year ended March 31, 2024, we failed to remediate all of the material weaknesses identified during the fiscal year ended March 31, 2023 and 2022. Beyond fiscal year ended March 31, 2025, we may not be able to remediate any future material weaknesses.

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

We may not have the ability to repay the amounts then due under our Debentures at maturity.

On May 19, 2025 (the “Closing Date”), we and PodcastOne, our majority owned subsidiary, entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) we sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), we may sell at our option to the Purchasers our additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of our common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. We may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of our common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures and the Capchase Loan (as defined below), will become due and payable by us in installments. As of May 31, 2025, $0.7 million of the principal amount of the Capchase Loan is due and matures in fiscal 2026 and the principal amount of the Debentures is due and matures in fiscal 2029. The holders of the Debentures may also require us to redeem the Debentures up to $0.8 million due in fiscal 2026, $1.2 million due in fiscal 2027, $1.2 million due in fiscal 2028 and $13.6 million due in fiscal 2029.

Our failure to repay any outstanding amount under the Debentures would constitute a default under such financing agreement. A default would increase the interest rate to the default rate under the Debentures or the maximum rate permitted by applicable law until such amount is paid in full. A default under the Debentures could also lead to a default under agreements governing our future indebtedness, including the Capchase Loan. A default under the Capchase Loan could also lead to a default under agreements governing our future indebtedness, including the Debentures. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the Debentures loan and/or the Capchase Loan when due or make cash payments thereon as required prior to maturity. Furthermore, upon the occurrence and during the continuation of any event of default, the holders of the Debentures and Capchase shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder (including, without limitation, any securities of PodcastOne that we own) and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral.

If we do not comply with the provisions of the Debentures financing agreements, the Capchase Loan and/or the SX Settlement, such parties may terminate their obligations to us, accelerate our debt and/or require us to repay all outstanding amounts owed thereunder.

The Debentures financing agreements and the Capchase Loan contain provisions that limit our operating activities, including covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). If an event of default occurs and is continuing, the applicable lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,397. In February 2023, we settled the dispute (the “SX Settlement Agreement”) to pay the outstanding amount in equal monthly payments subject to increase in the event we complete certain future financings, which agreement, as amended in January 2025, requires us and Slacker to pay SX the remaining sum on or before February 1, 2027, in 48 equal monthly payments. As of March 31, 2025, we owed $3.5 million to SX under the SX Settlement Agreement. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, SX will have the right to declare a default under the SX Settlement Agreement and at its option require us to repay all outstanding amounts owed thereunder and/or enforce its consent judgment and/or pursue a new judgment against us and/or Slacker, which would materially adversely impact our business, operating results and financial condition. Our debt agreement with Capchase contains a covenant that if a material adverse change occurs in our financial condition, or if such senior secured lender reasonably believes the prospect of payment or performance of its loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, our Debentures lenders, and which would then also allow Capchase to declare a default under their loan agreement with us, may declare an event of default and at its option may immediately accelerate their debt and require us to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. As of March 31, 2025, we were in compliance with covenants under the Debentures and the Capchase Loan.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of March 31, 2025, was $3.7 million, net of fees and discounts. In addition, in May 2025, we borrowed an additional $16.8 million as a result of the issuance of the Debentures. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. Our existing debt agreements with the Debentures and the Capchase Loan lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders, terminate our existing debt agreements and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

Our substantial debt combined with our other financial obligations and contractual commitments could have other significant adverse consequences, including:

●

requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, redemption and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and funds from external sources, including equity and/or debt financings. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of March 31, 2025, we owed $17.5 million in aggregate royalty payments to such PROs.

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

We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and our Chief Financial Officer, Vice President, Treasurer and Secretary, Ryan Carhart, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

Our success depends, to a large degree, upon certain key members of our management, particularly our Chairman and Chief Executive Officer, Robert Ellin, and our Chief Financial Officer, Vice President, Treasurer and Secretary, Ryan Carhart. Each of Messrs. Ellin and Carhart have extensive knowledge about our business and our operations, and the loss of either of them or any other key member of our senior management (including senior management of Slacker and PodcastOne) would likely have a material adverse effect on our business and operations. We do not currently maintain a key-person insurance policy for either of Messrs. Ellin or Carhart or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on live music and events, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of any of our executive officers could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

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

In addition to our current outstanding debt and Debentures, we and our subsidiaries may incur substantial additional debt, subject to restrictions contained in our existing and future debt instruments, some or all of which may be secured debt. In May 2025, we entered issued the Debentures collateralized by all of the assets of our Company and our subsidiaries. Pursuant to the SPA, we have the ability to issue the Additional Debentures subject to the Conditions. In August 2023, we entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which we borrowed $1.7 million (the “Capchase Loan”). The Capchase Loan is subordinated to the Debentures. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. The Debentures also contain certain restrictive covenants, including the requirement for us to maintain a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets.

We may not have sufficient cash flow from our business operations to make payments on our indebtedness.

Our ability to make scheduled payments of the principal of, to pay redemption payments or interest on or to refinance our indebtedness depends on our performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt and/or obtaining additional equity capital on terms that may be onerous or highly dilutive. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal, redemption payments and interest under our debt agreements or to satisfy all of the financial covenants. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Capital markets have been volatile in the recent past; a downturn could negatively impact our ability to access capital should the need arise. As a result, the inability to meet our debt obligations could cause us to default on those obligations. Any such defaults could materially harm our financial condition and liquidity.

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

Our failure to pay any amount due to the Holders of the Series A Preferred Stock would require us to issue an aggregate of 56,473 shares of our common stock in aggregate to the Holders for each five trading days (or pro rata thereof) that such breach or default is ongoing commencing on the date that such breach or default occurred (subject to any cure period); provided, that such number of shares shall be pro rata decreased for any conversion of such Holder’s shares of Series A Preferred Stock into our common stock. In addition, a breach of any of the Protective Provisions (as defined in the Certificate of Designation) would also trigger the same shares issuance requirement. A default under the Series A Preferred Stock issuance agreements itself could also lead to a default under agreements governing our future indebtedness. We may not have sufficient funds to pay amounts due to the Holders of the Series A Preferred Stock. Our failure to pay such amount(s) may materially adversely impact our business, operating results and financial condition. If for any reason we fail to comply with the payment terms of our Series A Preferred Stock, the Debenture holders and/or Capchase may declare an event of default and at its option may immediately accelerate their debt and require us to repay all outstanding amounts owed under the applicable debt instruments, which would materially adversely impact our business, operating results and financial condition. We do not have the right to redeem the Series A Preferred Stock other than our optional right to purchase up to $5,000,000 in aggregate of the outstanding shares of Series A Preferred Stock held by the Harvest Funds, in whole or in part, at a cash redemption price per share of Series A Preferred Stock equal to the Stated Value (as defined in the Certificate of Designation) (the “Redemption Price”).

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

Risks Related to Our PodcastOne Business

We generate a substantial portion of our revenues from PodcastOne’s podcast and advertising sales. If PodcastOne fails to maintain or grow podcasting and advertising revenue, our financial results may be adversely affected.

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

Conversion of our Series A Preferred Stock and/or Debentures will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, and sales of any such converted shares may otherwise depress the price of our common stock.

As of May 31, 2025, the shares of our outstanding Series A Preferred Stock are convertible into approximately 6.8 million shares of our common stock at a price of $2.10 per share of common stock, and our outstanding Debentures are convertible into approximately 7.86 million shares of our common stock at a price of $2.10 per share of common stock. The conversion of some or all of the shares of our outstanding Series A Preferred Stock and/or outstanding Debentures into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock and/or Debentures into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

We have announced that our senior management and/or board of directors has authorized the repurchase up to approximately $12.0 million worth of shares of our outstanding common stock from time to time, subject to a portion of the repurchase program being approved by our board of directors and any other applicable approvals and consents, which LiveOne fully expects to obtain. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

Our Chairman and Chief Executive Officer and stockholders affiliated with him own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Mr. Ellin, our Chief Executive Officer and Chairman, and his affiliates beneficially owned approximately 21% of shares of our common stock issued and outstanding as of May 31, 2025 (not including Mr. Ellin’s options which have an exercise price substantially above the market price of our common stock as of the date of this Annual Report). Therefore, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2024, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

As of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For further discussion of the cybersecurity risks, see “Part I — Item 1A. Risk Factors,” specifically the risk titled "We are subject to cybersecurity risks to our systems, infrastructure, and technology, and data processed by us or third-party vendors.” No matter how well designed or implemented our internal controls are, we will not be able to anticipate all cybersecurity threats, and we may not be able to implement effective preventive or detective measures against such security breaches in a timely manner. While we maintain insurance that may cover certain liabilities in connection with certain disruptions, security breaches, and incidents, there can be no guarantee that our insurance coverage will be adequate to compensate us for the potential losses.

Item 2. Properties

Effective January 1, 2021, our principal executive offices are located at 269 S. Beverly Drive, Suite #1450, Beverly Hills, CA 90212. We intend to eventually combine all of our Los Angeles-based operations under one address. PodcastOne leases its Los Angeles premises located at 345 North Maple Drive, Suite 295, Beverly Hills, CA 90210, under an operating lease which is currently month to month. CPS leases its facilities in Addison, Illinois under an operating lease which was entered into in September 2024 and expires in September 2026 for 1,500 of rentable square feet. In July 2024, CPS also entered into a lease which expires in October 2027 for 3,281 rentable square feet in Palatine, Illinois. We believe that each of these properties are in good condition and suitable for the conduct of our business. We do not own any real property.

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

Number of Holders

As of July 1, 2025, there were 397 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuances of Shares, Options and Restricted Stock Units to Consultants, Employees, and Vendors

Fiscal Year 2025

During the fiscal year ended March 31, 2025, we issued an aggregate of 3,114,085 shares of our common stock to our consultants, employees, and vendors.

Fiscal Year 2024

During the fiscal year ended March 31, 2024, we issued an aggregate of 2,855,298 shares of our common stock to our consultants, employees, and vendors.

Fiscal Year 2023

During the fiscal year ended March 31, 2023, we issued an aggregate of 2,676,611 shares of our common stock to our consultants, employees, and vendors.

Issuance of Securities in Private Offerings for Cash

Fiscal Years 2025, 2024 and 2023

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of May 31, 2025, our board of directors and/or management has authorized the repurchase up to an aggregate of $12.0 million worth of shares of our and/or PodcastOne’s outstanding common stock from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

The following table summarizes our purchases of securities for each month during the period of January 1, 2025 to March 31, 2025:

(d)
			(c)	Maximum number
			Total	(or approximate
			number of shares	(dollar value) of
			(or units)	shares
		(b)	purchased as	(or units)
	(a)	Average	part of publicly	that may yet
	Total	price paid	announced	be purchased
	number of shares	per share	plans	under the plans
Period	(or units) purchased	(or unit)	or programs	or programs
January 1, 2025 – January 31, 2025	-	$-	4,418,286	$6,500,000
February 1, 2025 – February 28, 2025	-	$-	4,418,286	$6,500,000
March 1, 2025 – March 31, 2025	-	$-	4,418,286	$6,500,000
Total (January 1, 2025 – March 31, 2025)	-	$-	4,418,286	$6,500,000

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Annual Report and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on our largest OEM customer for a substantial percentage of its revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, merger, distribution or transaction, the timing of the consummation of any such proposed event, including the risks that a condition to the consummation of any such event would not be satisfied within the expected timeframe or at all, or that the consummation of any proposed financing, acquisition, spin-out, merger, special dividend, distribution or transaction will not occur or whether any such event will enhance shareholder value; our ability to continue as a going concern; our ability to attract, maintain and increase the number of its users and paid members; our ability to identify, acquire, secure and develop content; our intent to repurchase shares of its and/or PodcastOne’s common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; our ability to maintain compliance with certain financial and other debt covenants; our ability to successfully implement our growth strategy, including relating to our technology platforms and applications; management’s relationships with industry stakeholders; our ability to repay our indebtedness when due; our ability to satisfy the conditions for closing on our announced additional convertible debentures financing; uncertain and unfavorable outcomes in legal proceedings and/or our ability to pay any amounts due in connection with any such legal proceedings; changes in economic conditions; competition; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks, uncertainties and factors and other risks, uncertainties and factors set forth in “Item 1A. Risk Factors” of this Annual Report. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2025, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as three operating segments. Our senior management regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segments and consolidated operating performance. In prior fiscal years we generated a majority of our revenue primarily through membership services from our streaming radio and music services and to a lesser extent, through advertising and licensing across our music platform. In May 2020, we launched a new pay-per-view (“PPV”) offering enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS. Through the operations of our DayOne Music Publishing, Drumify and Splitmind subsidiaries, we operate our music publishing and artist and brand development businesses.

For the fiscal years ended March 31, 2025 and 2024, we reported revenue of $114.4 million and $118.4 million, respectively. For the years ended March 31, 2025 and 2024, one customer accounted for 45% and 51% of our consolidated revenues, respectively.

Fiscal 2025 Significant Transactions

In January 2025, our total paid and monthly active ad-supported users exceeded 860k. Our Direct-billed Premium subscribers have increased by 78% and overall direct-billed subscribers have increased by 130% since October 2024, when we announced a new conversion program with Tesla, our largest OEM customer.

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

On January 28, 2025, we entered into the Business Loan Agreement with the Senior Lender to update certain terms of the ABL Credit Facility, including to reduce the principal amount outstanding under the Promissory Note to $3,750,000, reflecting our repayment of $3,250,000 of the principal amount of the Promissory Note as of such date, and to extend the maturity date of the Promissory Note to November 20, 2025. In connection with the issuance of the Debentures (as defined below), we paid off all obligations owing under, and terminated, the Business Loan Agreement and all related loan agreements.

Basis of Presentation

Our consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the fiscal year ended March 31, 2024, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our consolidated financial statements for the year ended March 31, 2025.

Opportunities, Challenges and Risks

For our fiscal year ended March 31, 2025, we derived 50% of our revenue from paid memberships and the remainder from advertising, ticketing, sponsorship, merchandising and licensing. During fiscal year ended March 31, 2025, we (i) delivered live events digitally live streamed across our platform, (ii) increased our sponsorship revenue from online events when compared to prior fiscal years and (iii) had revenue from our PPV platform for an entire year, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the fiscal year ended March 31, 2025 was comprised of 50% from paid members, 46% from advertising and 4% from merchandise.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2025, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our member base in a cost effective manner, continue to develop and deploy quality and innovative new music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

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

For the years ended March 31, 2025 and 2024, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 45% and 51% of our consolidated revenue, respectively. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond March 31, 2025 could cause our revenue to fluctuate significantly.

Moreover, and in the long term, we plan to expand our business internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended	Year Ended
	March 31,	March 31,
	2025	2024
Revenue:	$114,405	$118,440

Operating expenses:
Cost of sales	85,241	86,391
Sales and marketing	6,396	7,838
Product development	4,475	4,681
General and administrative	22,746	22,268
Impairment of fixed assets, intangible assets and goodwill	11,657	115
Amortization of intangible assets	1,947	1,815
Total operating expenses	132,462	123,108
Loss from operations	(18,057)	(4,668)

Other income (expense):
Interest expense, net	(2,712)	(4,366)
Other income (expense)	214	(4,159)
Total other expense, net	(2,498)	(8,525)

Loss before income taxes	(20,555)	(13,193)

Income tax (benefit) provision	(185)	118
Net loss	$(20,370)	$(13,311)

Net loss per share – basic and diluted	$(0.20)	$(0.14)

Weighted average common shares – basic and diluted	95,041,241	87,617,392

The following table provides the depreciation expense included in the above line items (in thousands):

			% Change
	Year Ended March 31,		2025 vs.
	2025	2024	2024
Depreciation expense
Cost of sales	$146	$144	1%
Sales and marketing	266	209	27%
Product development	1,970	1,764	12%
General and administrative	996	1,175	-15%
Total depreciation expense	$3,378	$3,292	3%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

			% Change
	Year Ended March 31,		2025 vs.
	2025	2024	2024
Stock-based compensation expense:
Cost of sales	$1,042	$1,664	-37%
Sales and marketing	797	968	-18%
Product development	375	734	-49%
General and administrative	5,429	4,599	18%
Total stock-based compensation expense	$7,643	$7,965	-4%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended March 31,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	75%	73%
Sales and marketing	6%	7%
Product development	4%	4%
General and administrative	20%	19%
Impairment of fixed assets, intangible assets and goodwill	10%	0%
Amortization of intangible assets	2%	3%
Total operating expenses	116%	104%
Loss from operations	-16%	-4%
Other expense	-2%	-7%
Loss before income taxes	-18%	-11%
Income tax provision (benefit)	-%	-%
Net loss	-18%	-11%

Revenue

Revenue was as follows (in thousands):

			% Change
	Year Ended March 31,		2025 vs.
	2025	2024	2024
Membership services	$56,939	$66,182	-14%
Advertising	52,285	43,729	20%
Merchandising	5,181	8,271	-37%
Sponsorship and licensing	-	126	-100%
Ticket/Event	-	132	-100%
Total Revenue	$114,405	$118,440	-3%

Membership Services

Membership revenue decreased by $9.2 million, or 14%, to $56.9 million for the year ended March 31, 2025, as compared to $66.2 million for the year ended March 31, 2024. The decrease was primarily as a result of a decrease in membership growth with our largest OEM customer due to our amended arrangement which was effective October 1, 2024.

Advertising Revenue

Advertising revenue increased by $8.6 million, or 20%, to $52.3 million during the year ended March 31, 2025, as compared to $43.7 million the year ended March 31, 2024, which is primarily due to growth in advertising at PodcastOne year-over-year.

Merchandising

Merchandising revenue decreased by $3.1 million, or 37%, to $5.2 million for the year ended March 31, 2025, as compared to $8.3 million for the year ended March 31, 2024 due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Sponsorship and Licensing

Sponsorship and licensing revenue decreased by $0.1 million, or 100%, from none for the year ended March 31, 2025 as compared to $0.1 million for the year ended March 31, 2024. The decrease was primarily driven by the decrease in events held by us during the fiscal year ended March 31, 2024, with no comparable event held during the year ended March 31, 2025.

Ticket/Event

Ticket/Event revenue decreased by $0.1 million, or 100%, to none for the year ended March 31, 2025, as compared to $0.1 million for the year ended March 31, 2024. The decrease was driven by the lack of in-person events during the current year.

Cost of Sales

Cost of sales was as follows (in thousands):

			% Change
	Year Ended March 31,		2025 vs.
	2025	2024	2024
Membership services	$32,089	$42,121	-24%
Advertising	48,300	38,065	27%
Production	322	(288)	212%
Merchandising	4,530	6,493	-30%
Total Cost of Sales	$85,241	$86,391	-1%

Membership Services

Membership services cost of sales decreased by $10.0 million, or 24%, to $32.1 million for the year ended March 31, 2025, as compared to $42.1 million for the year ended March 31, 2024. The decrease was in line with the lower membership revenues noted above.

Advertising

Advertising cost of sales increased by $10.2 million, or 27%, to $48.3 million for the year ended March 31, 2025, as compared to $38.1 million for the year ended March 31, 2024. The increase was primarily due to an increase in revenue share expense compared to the prior year period and is line with the increase in revenue for the period.

Production

Production cost of sales increased by $0.6 million, or 212%, to $0.3 million for the year ended March 31, 2025, as compared to a credit of $0.3 million for the year ended March 31, 2024. The increase was primarily due to us settling past amounts owed for vendors, therefore credits were recorded during the prior period.

Merchandising

Merchandising cost of sales decreased by $2.0 million, or 30%, to $4.5 million for the year ended March 31, 2025, as compared to $6.5 million for the year ended March 31, 2024. The decrease was due to the corresponding decrease in revenue noted above along with less events taking place in the year ended March 31, 2025.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

			% Change
	Year Ended March 31,		2025 vs.
	2025	2024	2024
Sales and marketing expenses	$6,396	$7,838	-18%
Product development	4,475	4,681	-4%
General and administrative	22,746	22,268	2%
Amortization of intangible assets	1,947	1,815	7%
Impairment of fixed assets, intangible assets and goodwill	11,657	115	10037%
Total Other Operating Expenses	$47,221	$36,717	29%

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.4 million, or 18%, to $6.4 million for the year ended March 31, 2025, as compared to $7.8 million for the year ended March 31, 2024. The decrease was largely due to lower salaries and wages and stock compensation of $0.9 million along with a decrease of $0.5 million in merchandising marketing spend due to a reduction in trade shows and other marketing spend.

Product Development

Product development expenses decreased by $0.2 million, or 4%, to $4.5 million for the year ended March 31, 2025, as compared to $4.7 million for the year ended March 31, 2024. The decrease was primarily due to headcount reductions in the year ended March 31, 2025.

General and Administrative

General and administrative expenses increased by $0.4 million, or 2%, to $22.7 million for the year ended March 31, 2025, as compared to $22.3 million for the year ended March 31, 2024. The increase was largely due to an increase in share-based compensation of $0.8 million, offset by a decrease of professional services as a result of completing the Spin-Out of PodcastOne in September 2023.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.1 million, or 7%, to $1.9 million for the year ended March 31, 2025, as compared to $1.8 million for the year ended March 31, 2024. The increase was primarily due to the increase in intangibles capitalized at PodcastOne.

Impairment of Fixed Assets, Intangible Assets and Goodwill

Impairment of intangible assets increased $11.5 million, to $11.5 million for the year ended March 31, 2025, as compared to $0.1 million for the year ended March 31, 2024, which is attributed to the impairments within our Media Group, PodcastOne and Slacker reporting units for the year ended March 31, 2025 and React Presents acquisition for the year ended March 31, 2024 (see Note 4 – Property and Equipment and Note 5 – Goodwill and Intangible Assets).

Total Other Expense, Net

			% Change
	Year Ended March 31,		2025 vs.
	2025	2024	2024
Total other expense, net	$(2,498)	$(8,525)	-71%

Total other expense, net decreased by $6.0 million, or 71%, to $2.5 million for the year ended March 31, 2025, as compared to $8.5 million for the year ended March 31, 2024. The decrease can be attributed to $4.5 million change in the fair value of derivatives in the prior year and a decrease in interest expense of $1.7 million due to the pay down of our debt.

Business Segment Results

Year Ended March 31, 2025, as compared to Year Ended March 31, 2024

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2025	2024	% Change
Revenue	$52,119	$43,302	20%

Cost of Sales	47,394	37,326	27%
Sales & Marketing, Product Development and G&A	9,736	9,500	2%
Intangible Asset Amortization and Impairment	1,423	897	59%
Operating Income (Loss)	$(6,434)	$(4,421)	46%
Operating Margin	(12)%	-10%	-2%
Adjusted EBITDA*	$(501)	$501	-200%
Adjusted EBITDA Margin*	(1)%	1%	-2%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $8.8 million, or 20%, during the year ended March 31, 2025, primarily due to increased advertising.

Operating Loss

Operating loss increased by $2.0 million or 46%, for the year ended March 31, 2025, as the increase in revenue was lower than the increase in our operating expenses due to growing our business.

Adjusted EBITDA

Adjusted EBITDA* decreased by $1.0 million, or 200%, to a loss of $(0.5) million for the year ended March 31, 2025, as compared to $0.5 million for the year ended March 31, 2024. This was largely due to an increase in our cost of sales to support sales.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2025	2024	% Change
Revenue	$56,787	$65,959	-14%

Cost of Sales	32,997	42,867	-23%
Sales & Marketing, Product Development and G&A	8,844	8,393	5%
Intangible Asset Amortization and Impairment	9,070	358	2434%
Operating Income (Loss)	$5,876	$14,341	-59%
Operating Margin	10%	22%	-11%
Adjusted EBITDA*	$18,679	$20,553	-9%
Adjusted EBITDA Margin*	33%	31%	2%

Revenue

Revenue decreased $9.2 million, or 14%, during the year ended March 31, 2025, primarily due to our decreased membership revenue as a result of the change in the terms of the agreement with our largest OEM customer.

Operating Income

Operating income decreased by $8.5 million, or 59%, for the year ended March 31, 2025, as the decrease in our revenue noted above was higher than the decrease in our operating expenses as the decrease in revenue resulted in our lower operating income in addition to impairments recorded against goodwill, intangibles and fixed assets as a result of the new terms with our largest OEM.

Adjusted EBITDA

Adjusted EBITDA* decreased by $1.9 million, or 9%, to $18.7 million for the year ended March 31, 2025, as compared to $20.6 million for the year ended March 31, 2024. This was largely due to the decrease in our revenue compared to the prior year.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2025	2024	% Change
Revenue	$5,499	$9,179	-40%

Cost of Sales	4,850	6,197	-22%
Sales & Marketing, Product Development and G&A	4,589	8,574	-46%
Intangible Asset Amortization and Impairment	3,110	676	360%
Operating Income (Loss)	$(7,050)	$(6,268)	12%
Operating Margin	-128%	-68%	-60%
Adjusted EBITDA*	$(3,085)	$(3,888)	-21%
Adjusted EBITDA Margin*	-56%	-42%	-14%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $3.7 million, or 40%, to $5.5 million during the year ended March 31, 2025, as compared to $9.2 million for the year ended March 31, 2024, primarily due to a decrease in our merchandising revenue due to a reduction in demand from both our retail partners and our direct to consumer business.

Operating Loss

Operating loss increased by $0.8 million, or 12%, to $7.1 million for the year ended March 31, 2025 from $6.3 million for the year ended March 31, 2024, as a result of a decrease in our contribution margin coupled with the increase in our expenses due to an increase in our general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA* loss decreased by $0.8 million, or 21%, to $3.1 million loss for the year ended March 31, 2025, as compared to a $3.9 million loss for the year ended March 31, 2024. This was largely due to the decrease in our revenue compared to the prior year offset by a decrease in our expenses.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			% Change
	Year Ended March 31,		2025 vs.
	2025	2024	2024
Sales & Marketing, Product Development, and G&A	$10,448	$8,321	26%
Operating Loss	$(10,448)	$(8,321)	26%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(6,709)	$(6,189)	-8%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA

Operating Loss

Operating loss increased by $2.1 million, or 26%, to $10.4 million for the year ended March 31, 2025, as compared to $8.3 million for the year ended March 31, 2024, largely due to an increase in our legal and accounting costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss increased $0.5 million, or 8%, to a $6.7 million loss for the year ended March 31, 2025 as compared to $6.2 million loss for the year ended March 31, 2024. The increase was largely due to the slight increase of our employee and employee-related expenses.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the year ended March 31 (in thousands):

				Non-
				Recurring
	Net	Depreciation		Acquisition and	Other
	Income	Impairment and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Year Ended March 31, 2025
Operations – PodcastOne	$(6,458)	$1,671	$4,215	$47	$-	$24	$(501)
Operations – Slacker	3,570	11,875	1,283	244	1,707	-	18,679
Operations – Media	(8,166)	3,430	887	640	123	1	(3,085)
Corporate	(9,316)	5	1,258	886	668	(210)	(6,709)
Total	$(20,370)	$16,981	$7,643	$1,817	$2,498	$(185)	$8,384

Year Ended March 31, 2024
Operations – PodcastOne	$(14,732)	$1,148	$3,483	$881	$9,666	$55	$501
Operations – Slacker	13,382	2,926	1,684	1,026	1,535	-	20,553
Operations – Media	(1,397)	1,134	672	457	(4,754)	-	(3,888)
Corporate	(10,564)	14	2,126	94	2,078	63	(6,189)
Total	$(13,311)	$5,222	$7,965	$2,458	$8,525	$118	$10,977

The following table sets forth the reconciliation of gross profit, the most comparable GAAP financial measure to Contribution Margin for the years ended March 31, 2025 and 2024 (in thousands):

	Year Ended
	March 31,
	2025	2024

Revenue:	$114,405	$118,440
Less:
Cost of sales	(85,241)	(86,391)
Amortization of developed technology	(3,087)	(3,009)
Gross Profit	26,077	29,040

Add back amortization of developed technology:	3,087	3,009
Contribution Margin	$29,164	$32,049

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

Revenue Recognition

We account for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when we satisfy our obligation by transferring control of the goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We use the expected value method to estimate the value of variable consideration on advertising and with original equipment manufacturer contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising and membership services are rendered as the amounts reflect the consideration we are entitled to and relate specifically to our efforts to satisfy our performance obligations. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction and is evaluated on a transaction by transaction basis. To the extent we act as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer. Where applicable, we have determined that we act as the principal in all of our subscription service, sponsorship, and merchandising streams and may act as principal or agent for our ticketing/live events, advertising and licensing revenue streams.

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

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue on a monthly basis which represents our efforts to satisfy the performance obligation. We earn advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using impressions.

From time to time we enter into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner.

Merchandise Revenue

Revenue is recognized upon the transfer of control to the customer. We recognize revenue and measure the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. Our customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30-60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. We record a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2025 and 2024, was less than $0.1 million, respectively.

Licensing Revenue

Licensing revenue primarily consists of sales of licensing rights to digitally stream our live music services in certain geographies (e.g. China). Licensing revenue is recognized when we satisfy our performance obligation by transferring control of the goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, which is typically when the live event has aired. Any license fees collected in advance of an event are deferred until the event airs. We report our licensing revenue on a gross basis as we act as the principal in the underlying transactions.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of stock options. This model requires us to estimate the expected volatility and the expected term of the stock options which are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. We use a predicted volatility of our stock price during the expected life of the options that is based on the historical performance of our stock price as well as including an estimate using guideline companies. Expected term is computed using the simplified method as the Company’s best estimate given our lack of actual exercise history. We have selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected term of the stock. Stock-based awards are comprised principally of stock options, restricted stock and restricted stock units (“RSUs”). Forfeitures are recognized as incurred.

Stock option awards issued to non-employees are accounted for at the grant date fair value determined using the Black-Scholes-Merton option pricing model. Management believes that the fair value of the stock options is more reliably measured than the fair value of the services received. We record the fair value of these equity-based awards as an expense over the related vesting period of the option awarded to the non-employee.

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

Convertible Debt – Derivative Treatment

When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlyings, typically the price of our common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its balance sheet.

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

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2025, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $4.1 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of operations, the issuance of convertible notes, public offerings of our common shares, SBA loan, line of credit and our Capchase loan. As of March 31, 2025, we have a senior secured line of credit of $3.0 million and a notes payables balance of $0.8 million, net of discounts.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and incurred a net loss of $20.4 million and had a working capital deficiency of $21.3 million as of March 31, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

On October 1, 2024, we announced an amended relationship with our largest OEM customer. Effective December 1, 2024, the OEM customer no longer subsidizes our products to some of its customers, however, we offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of our LiveOne music app. The direct subscription to our LiveOne app allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. Our LiveOne music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay us monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in our relationship with the OEM customer in October 2024 is likely to cause our liquidity and cash flows to fluctuate significantly beyond March 31, 2025. Our liquidity will depend upon our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as our ability to enter into new B2B agreements to provide our services that could materially contribute to our liquidity and cash flows. In addition, our liquidity will depend on our ability to negotiate with our music labels, publishers and other partners to achieve flexibility in the terms of our license agreements to match our OEM driver conversions. Furthermore, our liquidity will be dependent on our ability to extend and/or refinance the terms of our senior secured line of credit and/or our ability to pay any amounts that we have agreed to pay under the SX Settlement Agreement.

On May 19, 2025, we and PodcastOne entered into the SPA (as defined below) with the Purchasers (as defined below), pursuant to which (i) we sold to the Purchasers the Initial Debentures (as defined below) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, in a private placement transaction. In connection with the issuance of the Debentures, we paid off all obligations owing under, and terminated, the 2025 Business Loan Agreement (as defined below) and all related loan agreements.

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

Sources of Liquidity

On September 8 2023 and effective as of August 22, 2023, we entered into a new Business Loan Agreement (the “New Business Loan Agreement”) with the Senior Lender, to convert our then existing revolving credit facility with our current senior lender into an assets backed loan credit facility, which is continued to be collateralized by a first lien on all of the assets of our Company and our subsidiaries (the “ABL Credit Facility”). The New Business Loan Agreement provides us with borrowing capacity of up to the Borrowing Base (as defined in the Business Loan Agreement). On May 31, 2024, we extended the maturity date of the ABL Credit Facility to September 2, 2024. On January 28, 2025, we entered into a new Business Loan Agreement (the “2025 Business Loan Agreement”) with the Senior Lender to update certain terms of the ABL Credit Facility, including to reduce the principal amount outstanding under the Promissory Note to $3,750,000, reflecting our repayment of $3,250,000 of the principal amount of the Promissory Note as of such date, and to extend the maturity date of the Promissory Note to November 20, 2025.

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

On May 19, 2025 (the “Closing Date”), we and PodcastOne entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) we sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15.25 million, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), we may sell at its option to the Purchasers our additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of our common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. We may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. For the month of August 2025, the holders may not submit a redemption notice for such a redemption prior to August 18, 2025. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Initial Debentures, at any time after May 19, 2026, we may elect to prepay all, but not less than all, of the then outstanding Initial Debentures for a prepayment amount equal to the outstanding principal balance of then outstanding Initial Debentures plus all accrued and unpaid interest thereon, together with a prepayment premium equal to the following (the “Prepayment Premium”): (a) if the Initial Debentures are prepaid after May 19, 2026, but on or prior to May 19, 2027, 5% of the entire outstanding principal balance of the outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by us); and (c) if the Initial Debentures are prepaid on or after May 19, 2027, but prior to the maturity date of the Initial Debentures, 4% of the entire outstanding principal balance of then outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by us). Subject to the satisfaction of certain conditions, we shall be required to prepay the entire outstanding principal amount of all of then outstanding Initial Debentures in connection with a Change of Control Transaction (as defined in the Initial Debentures) for a prepayment amount equal to the outstanding principal balance of then outstanding Initial Debentures, plus all accrued and unpaid interest thereon, plus the applicable Prepayment Premium based on when such Change of Control Transaction occurs within the period set forth above applicable to such Prepayment Premium; provided, that (x) if a Change of Control Transaction occurs on or prior to May 19, 2026, plus 10% of the entire outstanding principal balance of then outstanding Initial Debentures; (y) if the Specified Carve-Out Transaction (as defined in the Debentures) in consummated, the Company shall be required to prepay the Initial Debentures, in an aggregate amount equal to the lower of the outstanding principal balance of then outstanding Initial Debentures and $7,500,000, in each case, plus the applicable Prepayment Premium, and (z) if a Permitted Disposition (as defined in the Debentures) pursuant to clause (g) of the definition thereof is consummated, the Company shall be required to prepay the Initial Debentures in an aggregate amount equal to the lower of the outstanding principal balance of then outstanding Initial Debentures and 50% of the first $1,000,000 of net proceeds resulting from such Permitted Disposition up to $1,000,000 and 25% of such net proceeds in excess of $1,000,000, in each case, plus the applicable Prepayment Premium. Our obligations under the Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of default and acceleration of our obligations, we would be required to pay the applicable prepayment amount described above.

In connection with the issuance of the Debentures, we paid off all obligations owing under, and terminated, the 2025 Business Loan Agreement and all related loan agreements.

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

In the future, we may utilize additional commercial financings, bonds, notes, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our unsecured convertible notes, and pay down our debt, in part or in full, subject to repayment limitation set forth in the credit agreement. Management plans to fund its operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a new universal shelf Registration Statement on Form S-3 (the “Shelf S-3”) with the SEC on February 4, 2025, which was declared effective by the SEC on February 17, 2025. Under the  Shelf S-3, we will have the ability to raise up to $150.0 million in cash from the sale of our equity, debt and/or other financial instruments. In May 2024, we entered into an at-the-market agreement with Roth Capital Partners, LLC ("Roth"), pursuant to which we may, while the Shelf S-3 continues to be effective, offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Roth acting as our sales agent. As of the filing of this Annual Report, we have not sold any shares under such agreement.

Credit Agreement and Other Debt

For additional information regarding our credit agreement, Debentures and other debt, see “Contractual Obligations” in Notes 8, 9,10 and 19 to our consolidated financial statements included elsewhere in this Annual Report.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2025 and 2024 (in thousands):

	Year Ended March 31,
	2025	2024
Net cash provided by operating activities	$6,368	$6,848
Net cash used in investing activities	(3,123)	(4,046)
Net cash used in financing activities	(6,238)	(4,309)
Net change in cash and cash equivalents and restricted cash	$(2,993)	$(1,507)

Cash Provided By Operating Activities

Net cash provided by our operating activities for the year ended March 31, 2025 of $6.4 million primarily resulted from our net loss during such period of $20.4 million, which included non-cash charges of $22.3 million largely comprised of depreciation and amortization, stock-based compensation and impairment of goodwill, fixed assets and intangibles. The remainder of our sources of cash used in operating activities of $4.4 million was from changes in our working capital, including $6.1 million from timing of accounts payable, accrued expenses and royalty liabilities offset by a change in accounts receivables and other assets of $5.8 million.

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

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended March 31, 2025 of $3.1 million was principally due to the $3.1 million cash used for the purchase of our property and equipment and $0.1 million for the purchase of our intangible assets during such period.

Net cash used in investing activities for the year ended March 31, 2024 of $4.0 million was principally due to the $3.0 million cash used for the purchase of our property and equipment and $1.0 million for the purchase of our intangible assets during such period.

Cash Flows Used In Financing Activities

Net cash used in financing activities for the year ended March 31, 2025 of $6.2 million was primarily due to payment of $4.1 million on our line of credit, $1.0 million for the purchase of treasury stock, payment of our Capchase loan of $0.7 million and payment of $0.5 million of dividends.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LiveOne, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiveOne, Inc. and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment Assessment - Media Group

As described in Notes 2 and 5 to the consolidated financial statements, management tests goodwill for impairment on the annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired. For the annual test, management performed a quantitative goodwill impairment test for the Media Group reporting unit. To estimate the fair value of the reporting unit, management applied the income approach using discounted future cash flows and key assumptions related to revenue and gross margin projections and the discount rate. As of March 31, 2025, the Company’s goodwill balance was $21.7 million, and the goodwill associated with the Media Group reporting unit was zero after management recorded an impairment charge of $1.7 million during the fourth quarter.

We identified the impairment assessment of goodwill as a critical audit matter because of certain significant assumptions management makes in determining the estimate, including revenue and gross margin projections and the discount rate. Auditing management’s assumptions of revenue and gross margin projections and the discount rate involved a high degree of auditor judgement and increased audit effort as changes in these assumptions could have a significant impact on the fair value and potential impairment charges.

The primary procedures we performed to address this critical audit matter included:

●

Obtained an understanding of management’s process for assessing goodwill impairment and performing the quantitative goodwill impairment test, including management’s process for developing the assumptions used in the income approach to estimate the fair value of the reporting unit.

●

Evaluated management’s revenue growth rates, margins, and cash flows against current industry and economic trends, while also considering the current and future business, customer base, and product mix.

●	Assessed revenue growth and margins by comparing past projections to actual performance.
●	Performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in these assumptions.

Indefinite-lived Asset Impairment Assessment - Slacker

As described in Notes 2 and 5 to the consolidated financial statements, management tests indefinite-lived assets for impairment on the annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired. During the third quarter of 2025, the Company experienced a decline in revenue as a result of changes in the terms of the agreement with the Company’s largest OEM customer. Management viewed this as a triggering event and performed a quantitative analysis of the fair value of the indefinite-lived asset within the Slacker reporting unit as of December 31, 2024. During the fourth quarter of 2025, the Company experienced an additional decline in revenue as a result of additional changes in the terms of the agreement with the same customer. Management viewed this as another triggering event and performed a quantitative analysis of the fair value of the indefinite-lived asset within the Slacker reporting unit as of March 31, 2025. To estimate the fair value of the indefinite-lived asset, management applied the income approach using discounted future cash flows and key assumptions related to revenue and gross margin projections and the discount rate. As of March 31, 2025, the Company’s indefinite-lived asset balance was $0.77 million, after management recorded impairment charges of $3.8 million and $0.1 million during the third and fourth quarters, respectively.

We identified the impairment assessment of indefinite-lived assets as a critical audit matter because of certain significant assumptions management makes in determining the estimate, including revenue and gross margin projections and the discount rate. Auditing management’s assumptions of revenue and gross margin projections and the discount rate involved a high degree of auditor judgement and increased audit effort as changes in these assumptions could have a significant impact on the fair value and potential impairment charges.

The primary procedures we performed to address this critical audit matter included:

●

Obtained an understanding of management’s process for assessing indefinite-lived asset impairment and performing the quantitative indefinite-lived asset impairment test, including management’s process for the developing assumptions used in the income approach to estimate the fair value of the indefinite-lived asset.

●

Evaluated management’s revenue growth rates, margins, and cash flows against current industry and economic trends, while also considering the current and future business, customer base, and product mix.

●	Assessed revenue growth and margins by comparing past projections to actual performance.
●	Performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the indefinite-lived asset that would result from changes in these assumptions.
●	Involved our valuation specialist to assist in reviewing the valuation methodology and evaluating the Company's discount rate.

Long-Lived Asset Impairment Assessment – Slacker and Media Asset Groups

As described in Notes 2, 4 and 5 to the consolidated financial statements, management tests property and equipment and long-lived intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The carrying value of an asset group is considered impaired when its carrying value exceeds its estimated undiscounted future cash flows. The amount of any impairment loss recorded is calculated as the excess of the asset group’s carrying value over its fair value. During the fourth quarter, management considered changes in the actual and forecasted financial performance of the Slacker and Media asset groups and determined that a triggering event occurred for those asset groups. Management assessed the recoverability of the Slacker and Media asset groups through the use of an undiscounted cash flow model, which involved significant judgment in a number of assumptions, including revenue and operating income projections. Management assessed the fair value of the Slacker and Media asset groups through the use of a discounted cash flow model, which involved significant judgment in a number of assumptions, including revenue and gross margin projections and the discount rate. As of March 31, 2025 the Company’s property and equipment and long-lived asset balances were $0.9 million and $1.8 million, respectively after management recorded impairment charges related to property and equipment and long-lived intangible assets of $2.8 million and $2.8 million, respectively, in the fourth quarter.

We identified the impairment assessment of long-lived assets for the Slacker and Media asset groups as a critical audit matter because of significant assumptions management makes in determining the estimate, including developing the undiscounted future cash flows attributable to those asset groups and developing the fair value estimates of the Slacker and Media asset groups for impairment and the significant assumptions related to revenue and operating income projections when developing the undiscounted future cash flows and revenue and gross margin projections and the discount rate when developing the fair value estimates. Auditing management’s assumptions of revenue and operating income and revenue and gross margin projections and the discount rate involved a high degree of auditor judgement and increased audit effort as changes in these assumptions could have a significant impact on the fair value and potential impairment charges.

The primary procedures we performed to address this critical audit matter included:

●

Obtained an understanding of management’s process for assessing property and equipment and long-lived asset group impairment and performing the recoverability test and the quantitative impairment test of certain asset groups, including management’s process for developing the assumptions used in the recoverability test and in the income approach to estimate the fair value of the property and equipment and long-lived asset groups.

●

Evaluated management’s revenue growth rates, margins, and cash flows against current industry and economic trends, while also considering the current and future business, customer base, and product mix.

●	Assessed revenue growth and margins by comparing past projections to actual performance.
●	Performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the property and equipment and long-lived asset groups that would result from changes in these assumptions.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2022.

Los Angeles, CA

July 15, 2025

PCAOB ID No. 324

LiveOne, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2025	2024

Assets
Current Assets
Cash and cash equivalents	$4,119	$6,987
Restricted cash	30	155
Accounts receivable, net	8,299	13,205
Inventories	1,586	1,801
Prepaid expense and other current assets	1,212	2,187
Total Current Assets	15,246	24,335
Property and equipment, net	893	3,646
Goodwill	21,712	23,379
Intangible assets, net	2,569	12,415
Other assets	97	88
Total Assets	$40,517	$63,863

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$25,180	$26,953
Accrued royalties	5,490	10,862
Notes payable, current portion	623	692
Senior secured revolving line of credit, net	2,950	7,000
Deferred revenue	2,141	728
Derivative liabilities	-	607
Total Current Liabilities	36,384	46,842
Notes payable, net	150	771
Lease liabilities, noncurrent	99	-
Other long-term liabilities	12,236	9,354
Deferred income taxes	60	339
Total Liabilities	48,929	57,306

Commitments and Contingencies

Mezzanine Equity
Redeemable convertible preferred stock, $0.001 par value; 100,000 shares authorized; None and 5,000 shares issued and outstanding as of March 31, 2025 and 2024, respectively	-	4,962

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 14,002 and 18,814 shares issued and outstanding as of March 31, 2025 and 2024, respectively	14,002	18,814
Common stock, $0.001 par value; 500,000,000 shares authorized; 96,765,145 issued and outstanding as of March 31, 2025; 92,487,459 shares issued and outstanding as of March 31, 2024	97	92
Additional paid in capital	233,495	216,116
Treasury stock	(250)	(4,782)
Accumulated deficit	(265,119)	(238,984)
Total LiveOne's Stockholders’ Deficit	(17,775)	(8,744)
Non-controlling interest	9,363	10,339
Total equity (deficit)	(8,412)	1,595
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$40,517	$63,863

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended	Year Ended
	March 31, 2025	March 31, 2024

Revenue:	$114,405	$118,440

Operating expenses:
Cost of sales	85,241	86,391
Sales and marketing	6,396	7,838
Product development	4,475	4,681
General and administrative	22,746	22,268
Amortization of intangible assets	1,947	1,815
Impairment of fixed assets, intangible assets and goodwill	11,657	115
Total operating expenses	132,462	123,108
Loss from operations	(18,057)	(4,668)

Other income (expense):
Interest expense, net	(2,712)	(4,366)
Other income (expense)	214	(4,159)
Total other expense, net	(2,498)	(8,525)

Loss before income taxes	(20,555)	(13,193)

Income tax (benefit) provision	(185)	118
Net loss	(20,370)	(13,311)
Net loss attributable to non-controlling interest	(1,661)	(1,345)
Net loss attributable to LiveOne	$(18,709)	$(11,966)

Net loss per share attributed to LiveOne – basic and diluted	$(0.20)	$(0.14)

Weighted average common shares – basic and diluted	95,041,241	87,617,392

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2025 and 2024

(In thousands, except share and per share amounts)

	Redeemable											Total
	Convertible						Additional Paid					Stockholders’
	Preferred Stock		Preferred stock		Common stock		in	Accumulated	Non-controlling	Common stock in treasury		Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	(Deficit)

Balance as of April 1, 2023	5,000	$4,827	16,177	$16,177	89,632,161	$90	$209,151	$(224,269)	-	(2,220,914)	$(2,162)	$(1,013)
Stock-based compensation	-	-	-	-	-	-	5,496	-	-	-	-	5,496
Vested employee restricted stock units	-	-	-	-	1,855,576	2	-	-	-	-	-	2
Exercise of common stock options	-	-	-	-	10,000	-	8	-	-	-	-	8
Common stock issued for purchase of intangible assets	-	-	-	-	-	-	1,079	-	-	-	-	1,079
Conversion of Series A Preferred Stock into common stock and common stock warrants
Conversion of PC1 bridge loan	-	-	-	-	-	-	4,752	-	-	-	-	4,752
Dividends from spin-off of PodcastOne	-	-	-	-	-	-	(1,513)	-	1,513	-	-	-
Reclassification of common stock warrants	-	-	-	-	-	-	-	-	5,896			5,896
Issuance of PodcastOne common stock	-	-	-	-	-	-	(4,275)	-	4,275	-	-	-
Accrued dividends converted to preferred stock	-	-	2,637	2,637	-	-	-	-	-	-	-	2,637
Preferred stock accretion	-	135	-	-	-	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	-	-	-	(2,749)	-	-	-	(2,749)
Common stock issued for services	-	-	-	-	989,722	-	1,418	-	-	-	-	1,418
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(1,639,125)	(2,620)	(2,620)
Net loss	-	-	-	-	-	-	-	(11,966)	(1,345)	-	-	(13,311)
Balance as of March 31, 2024	5,000	$4,962	18,814	$18,814	92,487,459	$92	$216,116	$(238,984)	$10,339	(3,860,039)	$(4,782)	$1,595
Stock-based compensation	-	-	-	-	-	-	3,993	-	-	-	-	3,993
Vested employee restricted stock units	-	-	-	-	1,978,545	3	-	-	-	-	-	3
Retirement of treasury stock	-	-	-	-	(4,262,632)	(4)	-	(5,527)	-	4,262,632	5,531	-
Conversion of Series A Preferred Stock into common stock and common stock warrants	(5,000)	(4,962)	(6,395)	(6,395)	5,426,233	5	11,668	(316)				4,962
Issuance of PodcastOne common stock	-	-	-	-	-	-	(685)	-	685	-	-	-
Dividends on Series A preferred stock	-	-	1,583	1,583	-	-	-	(1,583)	-	-	-	-
Common stock issued for services	-	-	-	-	1,135,540	1	2,403	-	-	-	-	2,404
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(558,247)	(999)	(999)
Net loss	-	-	-	-	-	-	-	(18,709)	(1,661)	-	-	(20,370)
Balance as of March 31, 2025	-	$-	14,002	$14,002	96,765,145	$97	$233,495	$(265,119)	$9,363	(155,654)	$(250)	$(8,412)

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net loss	$(20,370)	$(13,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,325	5,107
Interest paid in kind	-	269
Stock-based compensation	6,160	6,336
Change in fair value of bifurcated embedded derivatives	(607)	4,460
Amortization of debt discount	-	1,110
Deferred income taxes	(279)	7
Change in fair value of contingent consideration liability	-	174
Accretion of preferred stock	-	135
Impairment of fixed asset	2,787	2
Impairment of goodwill	1,667
Impairment of intangibles	7,203	115
Provision for credit losses	35	485
Changes in operating assets and liabilities:
Accounts receivable	4,871	(32)
Prepaid expenses and other current assets	975	682
Inventories	215	795
Other assets	(9)	289
Deferred revenue	1,414	(264)
Accounts payable and accrued liabilities	(563)	2,849
Accrued royalties	(5,488)	1,756
Other liabilities	3,032	(4,116)
Net cash provided by operating activities	6,368	6,848

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,053)	(3,036)
Purchase of intangible assets	(70)	(1,010)
Net cash used in investing activities	(3,123)	(4,046)

Cash Flows from Financing Activities:
Payment of dividends	(509)	-
Payments on Capchase loan	(680)	-
Repayment on line of credit	(4,050)	-
Proceeds from notes payable	-	1,700
Repayments of notes payable	-	(397)
Repayment of Bridge Loan	-	(3,000)
Proceeds from exercise of stock options	-	8
Purchases of treasury stock	(999)	(2,620)
Net cash used in financing activities	(6,238)	(4,309)

Net change in cash, cash equivalents and restricted cash	(2,993)	(1,507)

Cash, cash equivalents and restricted cash, beginning of year	7,142	8,649

Cash, cash equivalents and restricted cash, end of year	$4,149	$7,142

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$37
Cash paid for interest	$873	$1,113

Supplemental disclosure of non-cash investing and financing activities:

Conversion of the Bridge Loan into PodcastOne common stock	$-	$4,752
Accrued interest on Bridge Loan converted to common stock	$-	$142
Accrual of dividends	$1,583	$2,749
PodcastOne warrants reclassed from liabilities to non-controlling interest	$-	$5,896
Conversion of Series A preferred stock into common stock	$11,357	$-
Fair value of common stock options and restricted stock issued to employees, capitalized as internally-developed software	$240	$578
Accrued dividends converted to Series A Preferred Stock	$-	$2,637
Accrued expenses written off associated with intangible asset impairment	$695	$-
Additions of ROU Assets	$119	$-
Purchase of intangible assets accrued for at period end	$-	$1,221
Purchase of intangible assets with common stock	$-	$1,079

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2025 and 2024

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $4.1 million as of March 31, 2025). As reflected in its consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $20.4 million and had a working capital deficiency of $21.1 million as of March 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a new universal shelf Registration Statement on Form S-3 (the “Shelf S-3”) with the SEC on  February 13, 2025, which was declared effective by the SEC on February 26, 2025. Under the Shelf S-3, the Company has the ability to raise up to $150.0 million in cash from the sale of its equity, debt and/or other financial instruments, subject to any limitation as applicable under General Instruction I.B.6 of Form S-3. In  May 2024, the Company entered into an at-the-market agreement with Roth Capital Partners, LLC ("Roth Capital"), pursuant to which the Company   may, while the Shelf S-3 is effective, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $25 million from time to time through Roth Capital acting as the Company's sales agent. As of the filing of this Annual Report, the Company has not sold any shares under such agreement. The uncertain market conditions  may limit the Company’s ability to access capital,  may reduce demand for its services and  may negatively impact its ability to retain key personnel. Management  may seek additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it  may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. If the Company is unable to obtain sufficient financing when needed, the Company  may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

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

Advertising Revenue

Advertising revenue primarily consist of revenues generated from the sale of audio, video, and display advertising space to third-party advertising exchanges. Revenues are recognized based on delivery of impressions over the contract period to the third-party exchanges, either when an ad is placed for listening or viewing by a visitor or when the visitor “clicks through” on the advertisement. The advertising exchange companies report the variable advertising revenue performed on a monthly basis which represents the Company’s efforts to satisfy the performance obligation. Additionally, following the acquisition of PodcastOne, we began deriving revenue from podcast advertising. PodcastOne earns advertising revenues primarily for fees earned from advertisement placement purchased by the customer during the time the podcast is delivered to the viewing audience, under the terms and conditions as set forth in the applicable podcasting agreement calculated using impressions.

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner. Total revenues related to barter transactions were $25.0 million and $16.7 million for the years ended March 31, 2025 and March 31, 2024, respectively. The Company's barter revenue is attributed to one customer and comprised of 22% and 14% of its revenue for the years ended  March 31, 2025 and 2024, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2025 and 2024 was less than $0.1 million, respectively.

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

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of March 31, 2025 and 2024, the Company accrued $12.9 million and $18.4 million of royalties, respectively, due to artists from use of Slacker’s radio services.

Cost of sales for the Company’s advertising revenue primarily includes PodcastOne direct costs comprised of revenue sharing and commissions. Cost of sales for the Company’s merchandising revenue includes purchase costs and related direct costs. Direct costs include all costs for personalization, production, planning, quality control, fulfillment and inbound freight.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s product and event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.1 million and $0.2 million for the years ended March 31, 2025 and 2024, respectively.

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

At March 31, 2025 and 2024, the Company had 2,201,667 and 2,266,667 options outstanding, respectively, and 493,946 and 1,846,245 restricted stock units outstanding, respectively.

The following table is a reconciling basic and diluted earnings per share under the two-class method:

	Year Ended	Year Ended
In thousands, except per share amounts	March 31, 2025	March 31, 2024
Net loss attributed to LiveOne	$(18,709)	$(11,966)
Dividends on Series A Preferred Stock	(1,583)	(2,749)
Net loss attributed to LiveOne	$(20,292)	$(14,715)
Basic and diluted weighted average number of shares of common stock outstanding	95,041,241	87,617,392
Basic and diluted earnings per share	$(0.21)	$(0.17)

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

Segment Reporting

The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in three segments.  The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across its three operating segments. See Note 17 — Business Segments and Geographic Reporting for further disclosure.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows for the fiscal years ended March 31 (in thousands):

	2025	2024
Cash and cash equivalents	$4,119	$6,987
Restricted cash	30	155
Total cash and cash equivalents and restricted cash	$4,149	$7,142

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of March 31, 2025 and 2024, the Company had restricted cash of $30,000 and $0.2 million, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the short-term nature of its membership receivables. At March 31, 2025 and 2024, the Company had one customer that made up 10% and 42% of the total accounts receivable balance, respectively.

The following table provides amounts included in accounts receivable, net for the fiscal years ended March 31 (in thousands):

	2025	2024
Accounts receivable	$9,390	$14,260
Less: Allowance for credit losses	1,091	1,055
Accounts receivable, net	$8,299	$13,205

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

Capitalized internal-use software costs are amortized on a straight-line basis over their two- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended March 31, 2025 and 2024, the Company capitalized $3.3 million and $3.4 million of internal use software, respectively.

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

Our annual goodwill impairment test is performed at the reporting unit level. As of March 31, 2025 and 2024, our reporting unit is the same as our three operating segments. We generally test goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on our annual impairment assessment, an impairment of goodwill was identified in the fiscal years ended March 31, 2025 and 2024in the amount of $1.7 million and none, respectively.

Estimations and assumptions regarding future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

We test our acquired trademarks and trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trademarks and trade names. Based on our annual impairment assessment, an impairment of $3.9 million and none on acquired trademarks and trade names was identified in the fiscal years ended March 31, 2025 and 2024

Intangible Assets with Finite Useful Lives

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values  may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the change in terms with our largest OEM customer. We performed a quantitative assessment using the guidance in ASC 360 and we concluded that there was an impairment of none and $0.1 million for the three months ended   December 31, 2024 and 2023, respectively, based on an evaluation, on the basis of the weight of the evidence, of the significance of all identified events and circumstances that could indicate that the carrying value of the long-lived assets is not recoverable and that could affect the significant inputs used to determine the fair value of the long-lived assets. We prepared our estimate of the fair value of the long-lived assets using certain inputs and information that is available to us at this time. Such inputs and information include the percentage and timing at which users of our OEM customer convert to our service and the service plan selected by such converting users. There can be no assurance that such inputs will not be revised as more information is obtained. Additionally, there can be no assurance that such revised inputs, if any, will not result in management’s determination that an impairment has occurred at that time. We will continue to assess the long-lived assets for potential impairment in future periods as more information on the inputs becomes available. The Company recorded impairment losses of $8.1 million and $0.1 million in the fiscal years ended March 31, 2025 and 2024, respectively.

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

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The derivative liabilities are recognized at fair value on a recurring basis at March 31, 2025 and 2024, respectively, and are Level 3 measurements. There have been no transfers between levels.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company adopted ASU 2023-07 on  April 1, 2024 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the years ended March 31, 2025 and 2024 (in thousands):

	Year Ended March 31,
	2025	2024
Revenue
Membership services	$56,939	$66,182
Advertising	52,285	43,729
Merchandising	5,181	8,271
Sponsorship and Licensing	-	126
Ticket/Event	-	132
Total Revenue	$114,405	$118,440

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

For the years ended March 31, 2025 and 2024, one customer accounted for 45% and 51% of our consolidated revenues, respectively.

The following table summarizes the significant changes in contract liabilities (deferred revenue) balances during the years ended March 31, 2025 and 2024 (in thousands):

Contract Liabilities
Balance as of April 1, 2023	$992
Revenue recognized that was included in the contract liability at beginning of the year	(389)
Increase due to cash received, excluding amounts recognized as revenue during the year	125
Balance as of March 31, 2024	728
Revenue recognized that was included in the contract liability at beginning of the year	(302)
Increase due to cash received, excluding amounts recognized as revenue during the year	1,715
Balance as of March 31, 2025	$2,141

Note 4 — Property and Equipment

The Company’s property and equipment at March 31, 2025 and 2024 was as follows (in thousands):

	As of March 31,
	2025	2024
Property and equipment, net
Computer, machinery, and software equipment	$2,597	$6,564
Furniture and fixtures	564	556
Leasehold improvements	597	597
Capitalized internally developed software	18,669	18,109
Total property and equipment	22,427	25,826
Less accumulated depreciation and amortization	(21,534)	(22,180)
Total property and equipment, net	$893	$3,646

Depreciation and amortization expense was $3.4 million and $3.3 million for the years ended March 31, 2025 and 2024, respectively.

As a result of the ART19 agreement and the change in terms with our largest OEM, the Company revaluated the lives of certain fixed assets and recorded and impairment of $2.8 million attributed to property and equipment for the year ended March 31, 2025 attributed to our Slacker and PodcastOne reporting units. No impairment was recorded for the year ended March 31, 2024.

Note 5 — Goodwill and Intangible Assets

Goodwill

The Company currently has three reporting units. The following table presents the changes in the carrying amount of goodwill for the years ended March 31, 2025 and 2024 (in thousands):

Goodwill
Balance as of April 1, 2023	$23,379
Acquisitions	-
Balance as of March 31, 2024	$23,379
Impairment	(1,667)
Balance as of March 31, 2025	$21,712

The Company recorded an impairment on the goodwill balance of $1.7 million for the year ended March 31, 2025. During the year ended March 31, 2025 the Company performed an quantitative assessment of our Media Group reporting unit. The results of the Company's quantitative goodwill impairment analysis performed indicated an impairment of goodwill within our Media Group reporting unit, and the Company recorded a non-cash impairment charge of $1.7 million. The impairment was driven by the company's most recent cash flow projections as revised in the fourth quarter of Fiscal 2025 which reflected current market conditions and current trends in business performance, including slower than anticipated actualization of bookings.

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the year ended March 31, 2025 (in thousands):

Tradenames
Balance as of April 1, 2023	$4,637
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2024	$4,637
Acquisitions	-
Impairment losses	(3,863)
Balance as of March 31, 2025	$774

As a result of the change in terms of the agreement with our largest OEM, the Company determined that an impairment of $3.9 million should be recorded as a result of the decrease in forecasted revenues. No impairment was recorded for the year ended March 31, 2024.

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of  March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,593	553
Customer relationships	6,570	6,570	-
Content creator relationships	3,228	2,574	654
Domain names	123	66	57
Brand and trade names	1,071	540	531
Customer list	2,673	2,673	-
Total	$36,092	$34,297	$1,795

The Company’s finite-lived intangible assets were as follows as of March 31, 2024 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	5,366	2,236	3,130
Customer relationships	6,570	6,570	-
Content creator relationships	4,082	1,568	2,514
Domain names	523	190	333
Brand and trade names	1,071	439	632
Customer list	2,673	1,504	1,169
Total	$39,566	$31,788	$7,778

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

The Company’s amortization expense on its finite-lived intangible assets was $1.9 million and $1.8 million for the years ended March 31, 2025 and 2024, respectively. The Company recorded an impairment charge of $3.3 million and $0.1 million for the year ended March 31, 2025 and 2024, respectively.

The $2.2 million impairment recorded within our intellectual property (patents) for the year ended March 31, 2025 was the result of the impairment of certain assets within the Company's Slacker reporting unit as a result of the change in terms with our largest OEM. In addition, the Company recorded an an impairment of $0.9 million within our customer relationships intangibles within our Media reporting unit attributed to the decrease in expected future revenues.

The Company recorded an impairment charge of $0.2 million and none within content creator relationships for the year ended  March 31, 2025 and 2024, respectively. The impairment for the year ended  March 31, 2025 was the result of the winding down of a podcast show acquired by PodcastOne.

Finder's Agreement

In September 2023, PodcastOne entered into a finder's fee arrangement pursuant to which it agreed to issue shares of PodcastOne common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts creators of such platform entered into new podcasting agreements with PodcastOne, with the amount of the fee to be based on the amount of revenues actually derived by PodcastOne from such podcasts during a predetermined period. Payments made to such third party attributed to PodcastOne entering into new podcast contracts were capitalized to content creator relationship intangibles. As of March 31, 2025 and 2024 the Company has capitalized $3.1 million and $2.6 million, respectively, of payments made to such third party. $2.6 million of the $3.1 million capitalized of payments made to such third party was paid with PodcastOne common stock at an agreed upon price of $8.00 per share. During the year ended March 31, 2025, the Company made an adjustment of $0.5 million to accrued common stock and content creator relationships to account for the settlement of the finder's fee agreement attributed to multiple third party platforms.

The Company estimated future amortization expense on its finite-lived intangible assets as of March 31, 2025 to be as follows (in thousands):

For Years Ended March 31,

2026	$653
2027	366
2028	182
2029	182
2030	182
Thereafter	230
$1,795

Note 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2025 and 2024 were as follows (in thousands):

	March 31,	March 31,
	2025	2024
Accounts payable	$15,269	$15,154
Accrued liabilities	9,911	11,708
Lease liabilities, current	-	91
Total	$25,180	$26,953

Note 7 — Notes Payable

The Company’s notes payable at March 31, 2025 and 2024 were as follows (in thousands):

	March 31,	March 31,
	2025	2024
SBA loan	$150	$160
Capchase loan	623	1,303
Total	773	1,463
Less: Current portion of Notes payable	(623)	(692)
Notes payable - long term	$150	$771

SBA Loan

On June 17, 2020, the Company received the proceeds from a loan in the amount of less than $0.2 million from the United States Small Business Administration (the “SBA”). Installment payments, including principal and interest, begin 12-months from the date of the promissory note. The balance is payable 30-years from the date of the promissory note, and bears interest at a rate of 3.75% per annum. The Company recorded interest expense of less than $10,000 of interest expense associated with the SBA loan for both the years ended March 31, 2025 and 2024, respectively. The are no covenants associated with the SBA loan.

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the ABL Credit Facility (as defined below) and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026. The Company recorded interest expense of $0.2 million and $0.4 million of interest expense associated with the Capchase loan for the years ended March 31, 2025 and 2024, respectively.

Maturities of notes payables as of March 31, 2024 were as follows (in thousands):

For Years Ending March 31,
2026	$627
2027	4
2028	4
2029	4
2030	4
Thereafter	130
Total	$773

Note 8 — PodcastOne Bridge Loan

PodcastOne’s Private Placement

On July 15, 2022 (the “Closing Date”), PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of PodcastOne’s unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors (collectively, the “Purchasers”), for gross proceeds of $8.0 million pursuant to the Subscription Agreements entered into with the Purchasers (the “Subscription Agreements”). In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares (the “PC1 Warrant Shares”) of PodcastOne’s common stock, par value $0.00001 per share. The PC1 Notes were due to mature one year from the Closing Date, subject to a one-time three-month extension at PodcastOne’s election (the “Maturity Date”). The PC1 Notes bear interest at a rate of 10% per annum payable on maturity. The PC1 Notes would automatically convert into the securities of PodcastOne sold in a Qualified Financing (an initial public offering of PodcastOne’s securities from which PodcastOne’s trading market at the closing of such offering is a national securities exchange) or Qualified Event (a direct listing of PodcastOne’s securities on a national securities exchange), as applicable, upon the closing of a Qualified Financing or Qualified Event, as applicable, at a price per share equal to the lesser of (i) the price equal to $60.0 million divided by the aggregate number of shares of PodcastOne’s common stock outstanding immediately prior to the closing of a Qualified Financing or Qualified Event, as applicable (assuming full conversion or exercise of all convertible and exercisable securities of PodcastOne then outstanding, subject to certain exceptions), and (ii) 70% of the offering price of the shares (or whole units, as applicable) in the Qualified Financing or 70% of the initial listing price of the shares on a national securities exchange in the Qualified Event, as applicable. Each holder of the PC1 Notes (other than the Company) could have at such holder’s option required PodcastOne to redeem up to 45% of the principal amount of such holder’s PC1 Notes (together with accrued interest thereon, but excluding the OID), in aggregate up to $3,000,000 for all of the PC1 Notes (other than those held by the Company), immediately prior to the completion of a Qualified Financing or a Qualified Event, as applicable, with such redemption to have been made pro rata to the redeeming holders of the PC1 Notes (the “Optional Redemption”).

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

Warrants

The PC1 Warrants were classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $1.7 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Black Scholes model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Direct Listing and PodcastOne's shares of common stock becoming publicly traded, the warrant liability was reclassified to equity as the number and the exercise price of the warrants was settled at 3,114,001 warrants with an exercise price of $3.00 per warrant per the warrant agreement.

The fair value of the PC1 Warrants is measured in accordance with ASC 820 “Fair Value Measurement”, using “Monte Carlo simulation” modeling, incorporating the following inputs:

	September 8,	March 31,
	2023	2023

Expected dividend yield	-%	-%
Expected stock-price volatility	71.10%	71.50%
Risk-free interest rate	4.43%	4.86%
Simulated share price	$4.39	$2.54
Exercise price	$3.00	$2.64

Total loss of $4.0 million for warrant liabilities accounted for as derivatives have been recorded in other expense for the year ended March 31, 2024. The fair value of the warrants as of September 8, 2023 was $5.9 million and was classified as equity as the warrants were exercisable for a fixed price of $3.00. As of March 31, 2025, 3,114,001 warrants of PodcastOne remain outstanding and none have been exercised.

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

The resulting discount from the OID, underwriting fees, PC1 Warrants, and embedded Redemption Liability derivative of $2.8 million is being amortized to interest expense through July 15, 2023, the expected term of the Bridge Loan, using the effective interest method. Interest expense resulting from the amortization of the discount for the year ended March 31, 2025 and 2024 was none and $1.1 million, respectively.

Interest expense with respect to the PC1 Notes for the year ended March 31, 2025 and 2024 was none and $0.2 million, respectively.

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

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended March 31, 2025 was 10.00%.

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

On May 31, 2024, the Company was granted an extension of 90 days on the maturity date, therefore the Revolving Credit Facility was scheduled to mature in   September 2024. On  November 1, 2024, the Company extended the maturity date of its promissory note issued to the Senior Lender, underlying the ABL Credit Facility, from  September 15, 2024 to  November 20, 2024 and the principal amount of the note was decreased to $6.0 million.

On  January 28, 2025, the Company entered into a new Business Loan Agreement (the “2025 Business Loan Agreement”) with the Senior Lender to update certain terms of the ABL Credit Facility, including to reduce the principal amount outstanding under the Promissory Note to $3,750,000, reflecting the Company’s repayment of $3,250,000 of the principal amount of the Promissory Note as of such date, and to extend the maturity date of the Promissory Note to  November 20, 2025. Pursuant to the Change in Terms Agreement, dated as of  January 28, 2025 (the “2025 Change in Terms Agreement”), entered into between the Company and the Senior Lender in connection with the 2025 Business Loan Agreement, the Company agreed to repay the remaining outstanding principal amount of the Promissory Note in 9 equal monthly payments of $400,000 each beginning  February 20, 2025, and the final 10th payment of $151,291.67 on  November 20, 2025. Pursuant to the 2025 Business Loan Agreement, the requirement that the Company and its related entities shall at all times maintain a certain minimum cash deposit with the Senior Lender is maintained at $5,000,000. The ABL Credit Facility continues to be collateralized by a first lien on all of the assets of the Company and its subsidiaries.

Borrowings under the ABL Credit Facility were subject to certain covenants as set forth in the 2025 Business Loan Agreement and bear interest at a rate equal to the “Money Rate” column of The Wall Street Journal (Western Edition) as determined by the Senior Lender plus 2.50%, resulting in the initial rate of 10.00% and provided, that it shall not be less than 7.50%. The Company  may prepay at any time without penalty all or a portion of the amount owed to the Senior Lender. The 2025 Business Loan Agreement includes customary events of default and various financial and other covenants with which the Company has to comply in order to maintain borrowing availability, including maintaining required minimum liquidity amount and Borrowing Base capacity. The occurrence of an event of default could result in the acceleration of all obligations of the Company to the Senior Lender with respect to indebtedness, whether under the 2025 Business Loan Agreement or otherwise. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations involving debt, dispose of assets, make loans and investments and pay dividends.

In connection with the 2025 Business Loan Agreement, the Promissory Note issued to the Senior Lender continued in effect except as modified by the 2025 Business Loan Agreement and the 2025 Change in Terms Agreement.

The principal balance under the ABL Credit Facility as of March 31, 2025 and 2024 was $3.0 million and $7.0 million, respectively. The Company recorded interest expense of $0.7 million and $0.6 million for the year ended March 31, 2025 and 2024, respectively. The Company was in compliance with all debt covenants associated with the ABL Credit Facility as of  March 31, 2025.

In connection with the issuance of the Debentures (as defined below), on May 19, 2025, the Company paid off all obligations owing under, and terminated, the Business Loan Agreement and all related loan agreements.

Note 10 — Related Party Transactions

As of  March 31, 2022, the Company had unsecured 8.5% Senior Secured Convertible Notes previously issued to Trinad Capital (as defined below). In February 2023, the Trinad Notes along with accrued interest thereunder were converted into 6,177 shares of Series A Preferred Stock, with a stated value of $1,000 per share of Series A Preferred Stock and convertible at $2.10 per share, and Trinad Capital also received 200,000 shares of the Company's common stock. On April 1, 2024, Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 1,616,709 shares of the Company’s common stock and received 535,399 three-year warrants to purchase the Company’s common stock exercisable at a price of $2.10 per share. For the fiscal years ended March 31, 2025 and 2024, the Company issued  802.20 and 471.67 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock. As of March 31, 2025, Trinad Capital owned 4,171.78 shares of Series A Preferred Stock.

On September 8, 2023, PodcastOne completed its Direct Listing on the Nasdaq Capital Market which resulted in the Company owning 15,672,186 shares of common stock of PodcastOne along with 1,100,000 warrants to purchase shares of PodcastOne's common stock with an exercise price of $3.00 per share, which remain outstanding as of March 31, 2025. Also, on this date, PodcastOne issued 147,044 shares of PodcastOne common stock to the Company's CEO as a result of his ownership of the Company's preferred stock.

During the years ended March 31, 2025 and 2024, the Company issue or reserved 123,425 and 150,593 shares of common stock with a value of $0.1 million and $0.1 million to relatives of the CEO for services performed, respectively.

During the year ended March 31, 2025 and 2024, the Company received 1,315,880 and 159,333 shares of PodcastOne Common stock with a fair value of $2.5 million and $0.3 million, respectively, in exchange for services provided by the Company to PodcastOne and for amounts owed under a cost sharing agreement between PodcastOne and the Company.

Note 11 — Leases

On  December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, which expired   June 30, 2024. During the year ended March 31, 2025, CPS entered into a three year lease for office space in Palatine, Illinois.

The Company leases office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense is recognized over the term of the lease on a straight-line basis. Rent expense for these leases totaled $0.5 million and $0.5 million for the year ended March 31, 2025 and 2024, respectively. Operating leases with lease terms of greater than 12 months are capitalized in Operating lease right-of-use assets and Operating lease liabilities in the consolidated balance sheet. Rent expense for these operating leases totaled $0.4 million and $0.4 million the years ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statement of operations.

Operating lease costs for the years ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended March 31,
	2025	2024
Fixed rent cost	$456	$324
Short term lease cost	88	596
Total operating lease cost	$544	$920

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31,	March 31,
Operating leases	2025	2024
Operating lease right-of-use assets	$97	$88

Operating lease liability, current	$-	$91
Operating lease liability, noncurrent	99	-
Total operating lease liabilities	$99	$91

The operating lease right-of-use assets are included in other assets in the March 31, 2025 and 2024 consolidated balance sheets, and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the March 31, 2025 and 2024 consolidated balance sheets.

Future maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

For Years Ending March 31,
2026	$38
2027	$37
2028	$37
Total lease payments	112
Less: imputed interest	(13)
Present value of operating lease liabilities	$99

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

PodcastOne arrangement

PodcastOne leases certain premises under a month-to-month operating lease. Rent expense for the operating lease totaled $0.3 million and $0.3 million for the year ended March 31, 2025 and March 31, 2024, respectively.

Note 12 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31,	March 31,
	2025	2024
Accrued royalties	$7,392	$7,508
Accrued legal	1,606	-
Accrued sales tax	2,375	1,706
Other	863	140
Total other long-term liabilities	$12,236	$9,354

The Company classified $7.4 million and $7.5 million of accrued royalties into long term based on contractual arrangements with the royalty holders for the year ended March 31, 2025 and 2024, respectively. In addition, the Company accrued $1.6 million and none into long term liabilities as a result of the Sound Exchange settlement as of March 31, 2025 and 2024, respectively.

Note 13 — Commitments and Contingencies

Contractual Obligations

As of March 31, 2025, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $11.4 million, $4.5 million, $0.5 million, $0.4 million and $0.4 million for the fiscal year ending March 31, 2026, 2027, 2028, 2029 and thereafter, respectively.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of March 31, 2025, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On August 4, 2022, the Company entered into a settlement agreement with a certain music partner attributed to past royalties owed. The Company issued 800,000 shares of its common stock to the music partner and settled $0.4 million of accounts payable with the remaining value of the shares attributed to prepayment for future royalties. The fair value of the shares was determined to be $1.0 million based on the Company’s share price at the date the shares were issued. As of March 31, 2025, no amount was recorded as a prepaid asset related to this transaction in order to fund future amounts owed for royalties. As the agreement was not terminated by the music partner after one year, the Company issued to the music partner an additional 200,000 shares of its common stock as prepayment of future royalties during the fiscal year ended  March 31, 2024 ("Fiscal 2024").

On  January 15, 2025, PodcastOne entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across PodcastOne’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay PodcastOne a minimum guarantee of $15.0 million over the term of the Agreement based on PodcastOne achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if PodcastOne achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between PodcastOne and ART19 based on gross sales revenue achieved by PodcastOne under the Agreement.

On  October 23, 2024, the Company entered into an investor relations consulting agreement with MZHCI, LLC. The contract called for a three month commitment at $9,000 per month then on a month to month basis after  January 1, 2025 and terminated effective as of  April 2025. The consulting agreement also provided for 7,500 shares of the Company's common stock to be issued monthly as long as the Company was a customer of MZHCI, LLC.

Employment Arrangements

As of March 31, 2025, the Company has an employment agreement and employment arrangement with two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.3 million on an annual basis. Furthermore, such employment agreement and employment arrangement contains a severance clause that could require severance payments in the aggregate amount of $0.3 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officer).

On  August 28, 2023, the Company's subsidiary, PodcastOne, Inc., entered into a new two-year employment contract with its President for $0.4 million per year effective  January 1, 2023.

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  March 31, 2025, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

Legal Proceedings

During each of the years ended March 31, 2025 and 2024, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties that were not material and were included in general and administrative expenses in the accompanying consolidated statements of operations.

On June 6, 2025, Sony Music Entertainment (“Sony”) filed a complaint in the U.S. District Court for the Southern District of New York against Slacker and the Company alleging breach of contract and claiming that Slacker owes $2.6 million in unpaid licensing fees to Sony. As a result of LiveOne’s guarantee of up to $250,000 of Slacker’s payments to Sony, Sony’s claim against the Company is in the amount of $250,000. The Company and Slacker are evaluating this claim, have engaged counsel and intend to vigorously defend themselves in this matter.

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

Note 14 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company provided a contribution of $0.2 million and $0.2 million, to its employees for the years ended March 31, 2025 and 2024, respectively.

Note 15 — Stockholders’ Equity

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase of up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 558,247 and 1,639,125 shares of its common stock under the stock repurchase program for the year ended March 31, 2025 and 2024, for a total of $1.0 million and $2.6 million, respectively. As of March 31, 2025, the Company has up to $6.5 million remaining to repurchase shares of its and/or PodcastOne’s outstanding common stock under the stock repurchase program.

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

Pursuant to the Exchange Agreements, the Company agreed that at any time that any of the shares of Series A Preferred Stock issued to the Harvest Funds are outstanding, (i) to directly or through its 100% owned subsidiaries (as applicable), to own on a fully diluted basis at least 66% of the total equity and voting rights of any and all classes of securities of each of PodcastOne, Slacker, PPV One, Inc., and LiveXLive Events, LLC subsidiaries of the Company, (ii) not to issue shares of its common stock or convertible equity securities at a price less than $2.10 per share (subject to certain exceptions), provided, that such consent shall not be required in connection with any merger, acquisition or other business combinations of the Company and/or any of its subsidiaries with any unaffiliated third party, (iii) not to raise more than an aggregate of $20,000,000 of capital in one or more offerings, including without limitation, one or more equity or debt offerings or a combination thereof, on an accumulated basis commencing after February 3, 2023 (the “Qualified Offering”); provided, that such consent shall not be required for any equity financing of the Company at a price of $2.25 per share or above, and (iv) if after February 3, 2023 the Company distributes any of its assets or any shares of its common stock or Common Stock Equivalents (as defined in the Exchange agreements) of any of its subsidiaries pro rata to the record holders of any class of shares of its common stock, the Company shall distribute to the Holders its pro rata portion of any such distribution (calculated on an as-converted basis with respect to the then outstanding Series A Preferred Stock) concurrently with the distribution to the then record holders of any class of its common stock (including an applicable distribution of shares of PodcastOne’s common stock to the Harvest Funds in connection with the Spin-Out (as defined below) and special dividend of PodcastOne’s common stock to the Company’s stockholders of record), in each case without the Majority Holders’ prior written consent. Any breach of the aforementioned covenants shall constitute a material breach, which if uncured, shall result in the issuance of an aggregate of 56,473 shares of the Company’s restricted common stock (the “Default Shares”) to the Holders for each five trading days (or pro rata thereof) after the date of the breach; provided, that if such breach is cured within the applicable cure period, no Default Shares shall be issued.

In accordance with ASC 480, the Company classified $5.0 million of its Series A Preferred Stock as temporary equity due to the Company’s obligation to redeem $5.0 million of the Series A Preferred Stock on or before 18 months after issuance for cash, which also contains a substantive conversion feature. The redemption feature was not deemed to be closely and clearly related to the equity-type host instrument. Accordingly, it was accounted for as a liability at inception based on its fair value of $0.2 million with subsequent changes in fair value included in earnings. The change in fair value of the embedded derivative included in the statement of earnings was none and a loss of $0.2 million for the year ended March 31, 2025 and 2024, respectively.

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

On the Effective Date, the Company entered into Letter Agreements (collectively, the “Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”), (ii) Harvest Small Cap Partners, L.P. (“HSCP” and together with HSCPM, the “Harvest Funds”), and (iii) Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of the Company’s Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value of $1,000 per share. Pursuant to the Agreements (i) the Holders converted approximately $11.4 million worth of shares of Series A Preferred Stock into shares of the Company’s common stock, at a price of $2.10 per share, as follows: HSCPM converted 5,602.09 shares of Series A Preferred Stock into 2,667,664 shares of the Company’s common stock, HSCP converted 2,397.91 shares of Series A Preferred Stock into 1,141,860 shares of the Company’s common stock, and Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 1,616,709 shares of the Company’s common stock (collectively, the “Shares”), and (ii) HSCPM, HSCP and Trinad Capital received 910,340, 389,660 and 535,399 three-year warrants to purchase the Company’s common stock exercisable at a price of $2.10 per share (collectively, the “Warrants”). The Company accounted for the redemption of the Series A Preferred Stock as a Redemption and extinguished $5.0 million of mezzanine equity and $6.4 million of permanent equity. In addition, the Company recorded the fair value of the common stock issued in the amount of $10.0 million and the fair value of the common stock warrants of $1.6 million to equity in accordance with ASC 260, Earnings Per Share. The derivative associated with the mezzanine equity was extinguished and a gain was recognized for the year ended March 31, 2025 in the amount of $0.6 million. The difference between the carrying value of the Series A Preferred Stock extinguished, and the fair value of the common stock and common stock warrants issued was recorded as a deemed dividend in the amount of $0.3 million. In addition, pursuant to the Agreements, the Harvest Funds agreed (x) that any future dividends payable on the Series A Preferred Stock shall be paid in-kind or in cash at the option of the Company; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds, Trinad Capital shall receive the dividend solely in kind, (y) to remove the Mandatory Redemption.

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

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value. During the year ended March 31, 2025 and 2024, the Company issued 1,583 and 2,637 shares of its Series A Preferred Stock as a dividend in accordance with terms of the Certificate of Designation. As of  March 31, 2025, there were 14,002 shares of Series A Preferred Stock issued and outstanding, and 6,667,583 shares of the Company’s common stock were underlying such shares of Series A Preferred Stock as of such date based on its conversion price.

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the year ended March 31, 2025 and 2024, the Company incurred $0.1 million and $0.9 million, respectively, in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued.

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

The Company recognized share-based compensation expense of $7.6 million and $7.9 million during the years ended March 31, 2025 and 2024, respectively. As of  March 31, 2025, unrecognized compensation cost for unvested awards was $0.4 million, which is expected to be recognized over a weighted-average service period of 1.89 years. The total tax benefit recognized related to share-based compensation expense was none for the years ended March 31, 2025 and 2024.

Share-based compensation expense during the year ended March 31, 2025 and 2024 includes the impact from differences in the timing of expense recognized in the statement of operations and the share issuances recorded in additional paid in capital, capitalization of internally developed software costs, and the benefit from the reversal of a previously accrued discretionary share-based award bonus of $1.1 million during the year ended March 31, 2022.

The maximum contractual term for awards is 10 years. As of March 31, 2025, there were 2,329,285 shares of common stock available for future issuance under the 2016 Plan.

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

Number of
Shares
Vested	-
Granted	879,060
Vested	(287,500)
Forfeited or expired	-
Vested	591,560
Granted	485,967
Vested	(795,927)
Forfeited or expired	(49,250)
Nonvested as of March 31, 2025	232,350

As of March 31, 2025, PodcastOne has granted incentive awards underlying 1,365,027 shares of PodcastOne's common stock under the 2022 Plan with a fair value of $3.14 per share. 1,132,677 of the awards had vested or have been forfeited as of March 31, 2025. As of March 31, 2025, PodcastOne recognized $2.2 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $0.3 million, which is expected to be recognized over a weighted-average service period of 1.29 years.

Non-Controlling Interest

On September 8, 2023, the Company completed its spin out of PodcastOne from the Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out"), as a result of which 4.3 million shares of PodcastOne common stock were issued to holders outside of the Company resulting in a non-controlling interest in PodcastOne of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result, the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $ $1.5 million. In the Spin-Out, PodcastOne issued an additional 3.2 million shares to non-LVO holders primarily from the conversion of the PC1 Bridge Loan which resulted in a non-controlling interest of 26.50%, resulting in an increase of $2.5 million to non-controlling interest within the accompanying condensed consolidated statement of stockholders' deficit and mezzanine equity during the year ended  March 31, 2024. In addition, as a result of the completion of the Spin-Out and the PodcastOne's shares of common stock being publicly traded, the variability in the terms of the warrants issued as part of the PC1 Bridge Loan was resolved so that the warrants issued to purchase PodcastOne's common stock were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million during the year ended  March 31, 2024. The Company had a non-controlling interest of 29.18% as of March 31, 2025.

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

As of March 31, 2025, unrecognized compensation costs for unvested awards to employees was less than $0.1 million, which is expected to be recognized over a weighted-average service period of 0.87 years.

The following table provides information about our option grants made to employees during the last two fiscal years under the Company's 2016 Equity Plan:

	Year Ended March 31,
	2025	2024
Number of options granted	-	25,000
Weighted-average exercise price per share	$-	$1.75
Weighted-average grant date fair value per share	$-	$1.75

The grant date fair value of each of these option grants to employees was determined using the Black-Sholes-Merton option-pricing model with the following assumptions:

	Year Ended March 31,
	2025	2024
Expected volatility	0.00%	88.57%
Dividend yield	-%	-%
Risk-free rate	0.00%	4.12%
Expected term (in years)	-	5.18

The following table summarizes the activity of our options issued under the 2016 Equity Plan to employees during the years ended March 31, 2025 and 2024

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of April 1, 2023	2,416,667	$3.75
Granted	25,000	1.75
Exercised	(10,000)	0.81
Forfeited or expired	(165,000)	3.88
Outstanding as of March 31, 2024	2,266,667	3.73
Granted	-	-
Exercised	-	-
Forfeited or expired	(65,000)	3.88
Outstanding as of March 31, 2025	2,201,667	$3.72
Exercisable as of March 31, 2025	2,191,667	$3.72

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2025 was 3.09 years and 3.07 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at March 31, 2025. The intrinsic value of options exercised was none and none, respectively, at March 31, 2025 and 2024.

The fair value of stock options that were exercised during the year ended March 31, 2025 and 2024 was immaterial. The fair value of stock options that were forfeited during the year ended March 31, 2025 and 2024 was $0.3 million and $0.6 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2025 was $8.2 million and $8.2 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2024 was $8.3 million and $8.5 million, respectively.

Options Grants to Non-Employees

As of March 31, 2025, there were no unrecognized compensation costs for unvested awards to non-employees. There were no option grants to non-employees for the last two fiscal years.

The following table summarizes the activity of our options issued to non-employees under the 2016 Equity Plan during the years ended March 31, 2025 and 2024:

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of April 1, 2023	25,000	$4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2024	25,000	4.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2025	25,000	$4.00
Exercisable as of March 31, 2025	25,000	$4.00

The weighted average remaining contractual term for options to non-employees outstanding as of March 31, 2025 was 2.9 years. The intrinsic value of options to non-employees outstanding and options to non-employees exercisable was none at March 31, 2025.

Restricted Stock Units Grants

As of March 31, 2025, unrecognized compensation costs for unvested awards to employees was $0.4 million, which is expected to be recognized over a weighted-average service period of 1.89 years.

The following table provides information about our restricted stock units grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2025	2024
Number of units granted	954,638	2,075,756
Weighted-average grant date fair value per share	$1.37	$1.71

The following table summarizes the activity of our restricted stock units under the 2016 Equity Plan issued to employees during the years ended March 31, 2025 and 2024:

Number of Shares
Outstanding as of April 1, 2023	1,670,975
Granted	2,075,756
Vested	(1,850,576)
Cancelled	(50,000)
Outstanding as of March 31, 2024	1,846,155
Granted	1,206,386
Vested	(2,332,939)
Cancelled	(225,656)
Outstanding as of March 31, 2025	493,946

The fair value of restricted stock units that vested during the year ended March 31, 2025 and 2024 was $2.3 million and $4.0 million, respectively. The fair value of restricted stock units that were forfeited during the year ended March 31, 2025 and 2024 was $0.3 million and $0.1 million, respectively.

Note 16 — Income Tax Provision

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

The components of pretax loss and income tax (benefit) expense are as follows (in thousands):

	Year Ended March 31,
	2025	2024
Loss before income taxes:
Domestic	$(20,555)	$(13,193)
Foreign	-	-
Total loss before income taxes	$(20,555)	$(13,193)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	95	111
Foreign	-	-
Total Current	95	111

Deferred:
U.S. Federal	(68)	(2)
State	(212)	9
Foreign	-	-
Total Deferred	(280)	7
Total provision for income taxes	$(185)	$118

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31,
	2025	2024

Income taxes computed at Federal statutory rate	$(4,316)	$(2,777)
State tax — net of federal benefit	(778)	156
Nondeductible expenses	364	1,021
PodcastOne distribution	-	2,601
Federal NOL true-up	-	(3,166)
Change in tax rates	136	107
Change in valuation allowance	4,058	1,764
Stock compensation	374	328
Other	(23)	84
Total provision for income taxes	$(185)	$118

At March 31, 2025, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $148.7 million and $85.8 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2028. Of the $148.7 million of federal net operating loss carryforwards, $51.6 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”), the remaining $97.2 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation.

During the fiscal year ended March 31, 2024, LiveOne completed the Spin-Out. As a result of the Spin-Out, PodcastOne ceased to be a member of the LiveOne's federal consolidated tax group and now files a separate federal income tax return.

Of the $148.7 million of federal net operating losses as of March 31, 2025, $13.0 million is attributable to Podcast One and may only be used to offset future taxable income of Podcast One on its separate federal tax return.

The Company obtained $133.9 million and $1.5 million of federal net operating loss and credit carryforwards, respectively, and $104.2 million and $1.7 million of state net operating loss and credit carryforwards, respectively, through the acquisition of Slacker, Inc. in December 2017. Utilization of these losses is limited by Section 382 and 383 of the Code in fiscal year end March 31, 2018 and each taxable year thereafter. The Company updated its 382 study during the year ended March 31, 2024 to determine the applicable limitations. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time. The Company has estimated a limitation of the federal and state NOL of $96.8 million and $80.6 million, respectively. It is possible that the utilization of these NOL carryforwards and tax credits may be further limited.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2025 and 2024, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and (liabilities) are as follows as of (in thousands):

	Year Ended March 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$37,055	$36,781
Research and development	1,519	1,195
Accruals and reserves	2,551	1,821
Stock compensation	3,448	3,520
163 (j) interest expense carryforwards	795	784
Charitable contribution carryforward	-	8
Other	13	-
Gross deferred tax assets	45,381	44,109

Deferred tax liabilities:
Right of use asset	(26)	(151)
Property and equipment	68	(575)
Intangible assets	359	(1,938)
Net deferred tax assets	45,782	41,445
Valuation allowance	(45,842)	(41,784)
Net deferred tax liability	$(60)	$(339)

As the ultimate realization of the potential benefits of a portion of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance against deferred tax assets is $45.8 million and $41.8 million for the years ended March 31, 2025 and 2024, respectively. The valuation allowance increased by $4.1 million for the year ended March 31, 2025.

Note 17 — Business Segments and Geographic Reporting

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”).

Beginning in the second quarter of Fiscal 2024, management has determined that the Company has three operating segments (PodcastOne, Slacker and Media Group). The Audio Group consist of the Company's PodcastOne and Slacker subsidiaries and the Media Group consist of the Company's remaining subsidiaries. As a result of the Spin-Out of PodcastOne, the Company’s CODM began to make decisions and allocate resources based on three operating segments of the business (PodcastOne, Slacker and Media group). The Company’s reporting segments reflects the manner in which its CODM reviews results and allocates resources. The CODM reviews operating segment performance exclusive of share-based compensation expense, amortization of intangible assets, depreciation, and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and certain other non-cash charges.

The Company’s three operating segments are also consistent with its internal organizational structure, which is the way the Company assesses operating performance and allocates resources.

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $51.6 million and $59.9 million for the years ended March 31, 2025 and 2024, respectively. Total receivables from the OEM were 10% and 42% of total accounts receivable as of March 31, 2025 and 2024, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $0.1 million resides in PodcastOne, $0.7 million in Slacker and $0.1 million is attributed to our Media Group.

The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following table presents the results of operations for the Company's reportable segments for the years ended March 31, 2025 and 2024:

	Year Ended
	March 31, 2025
	PodcastOne	Slacker	Media	Corporate expenses	Total

Revenue	$52,119	$56,787	$5,499	$-	$114,405
Net income (loss)	$(6,458)	$3,570	$(8,166)	$(9,316)	$(20,370)

	Year Ended
	March 31, 2024
	PodcastOne	Slacker	Media	Corporate expenses	Total

Revenue	$43,302	$65,959	$9,179	$-	$118,440
Net income (loss)	$(14,732)	$13,382	$(1,397)	$(10,564)	$(13,311)

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

The following table presents a reconciliation of the Company’s financial liabilities that are measured at Level 3 within the fair value hierarchy (in thousands):

Amount
Balance as of April 1, 2023	$3,698
Change in fair value of bifurcated embedded derivatives, reported in earnings	4,460
Conversion of embedded derivatives to equity	(1,481)
Conversion of warrant liability to non-controlling interest	(5,896)
Change in fair value of contingent consideration liabilities, reported in earnings	(174)
Balance as of March 31, 2024	$607
Change in fair value of bifurcated embedded derivatives, reported in earnings	(607)
Balance as of March 31, 2025	$-

The fair values of financial instruments not included in these tables are estimated to be equal to their carrying values as of March 31, 2025 and March 31, 2024. The Company’s estimates of the fair values were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop the estimated fair values.

Cash equivalents and restricted cash equivalents primarily consisted of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

Due to their short maturity, the carrying amounts of the Company’s accounts receivable, accounts payable and accrued expenses approximated their fair values as of March 31, 2025 and March 31, 2024.

The Company’s notes payable and senior secured line of credit are not publicly traded and fair value is estimated to equal carrying value.

Note 19 — Subsequent Events

Securities Purchase Agreement

On  May 19, 2025 (the “Closing Date”), the Company, and PodcastOne, Inc., the Company’s majority owned subsidiary, entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) the Company sold to the Purchasers the Company’s Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), the Company may sell at its option to the Purchasers the Company’s additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of the Company’s common stock, $0.001 par value per share (the “common stock”), at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. The Company may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter.

The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require the Company to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. For the month of August 2025, the holders may not submit a redemption notice for such a redemption prior to August 18, 2025. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require the Company to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

Subject to the satisfaction of certain conditions, including applicable prior notice to the holders of the Initial Debentures, at any time after May 19, 2026, the Company may elect to prepay all, but not less than all, of the then outstanding Initial Debentures for a prepayment amount equal to the outstanding principal balance of then outstanding Initial Debentures plus all accrued and unpaid interest thereon, together with a prepayment premium equal to the following (the “Prepayment Premium”): (a) if the Initial Debentures are prepaid after May 19, 2026, but on or prior to May 19, 2027, 5% of the entire outstanding principal balance of the outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by the Company); and (c) if the Initial Debentures are prepaid on or after May 19, 2027, but prior to the maturity date of the Initial Debentures, 4% of the entire outstanding principal balance of then outstanding Initial Debentures (or the applicable portion thereof required to be prepaid by the Company). Subject to the satisfaction of certain conditions, the Company shall be required to prepay the entire outstanding principal amount of all of then outstanding Initial Debentures in connection with a Change of Control Transaction (as defined in the Initial Debentures) for a prepayment amount equal to the outstanding principal balance of then outstanding Initial Debentures, plus all accrued and unpaid interest thereon, plus the applicable Prepayment Premium based on when such Change of Control Transaction occurs within the period set forth above applicable to such Prepayment Premium; provided, that (x) if a Change of Control Transaction occurs on or prior to May 19, 2026, plus 10% of the entire outstanding principal balance of then outstanding Initial Debentures; (y) if the Specified Carve-Out Transaction (as defined in the Debentures) in consummated, the Company shall be required to prepay the Initial Debentures, in an aggregate amount equal to the lower of the outstanding principal balance of then outstanding Initial Debentures and $7,500,000, in each case, plus the applicable Prepayment Premium, and (z) if a Permitted Disposition (as defined in the Debentures) pursuant to clause (g) of the definition thereof is consummated, the Company shall be required to prepay the Initial Debentures in an aggregate amount equal to the lower of the outstanding principal balance of then outstanding Initial Debentures and 50% of the first $1,000,000 of net proceeds resulting from such Permitted Disposition up to $1,000,000 and 25% of such net proceeds in excess of $1,000,000, in each case, plus the applicable Prepayment Premium.

The Company’s obligations under the Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay the applicable prepayment amount described above.

The Company’s obligations under the Debentures have been guaranteed under a Subsidiary Guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), by certain of its wholly owned subsidiaries, including PodcastOne, Slacker, Inc. and LiveXLive, Corp. (collectively, the “Guarantors”). The Company’s obligations under the Debentures and the Guarantors’ obligations under the Subsidiary Guarantee are secured under a Security Agreement (the “Security Agreement”) entered into on the Closing Date among the Company, the Guarantors, certain Purchasers and JGB Collateral, LLC (the “Agent”) as agent for the Purchasers (the “Security Agreement”), by a lien on all of the Company, PodcastOne and the other Guarantors’ assets, subject to certain exceptions. In addition, pursuant to the Security Agreement, the Company, PodcastOne and the other Guarantors agreed to pay to the Agent a collateral monitoring fee on the outstanding principal balance of the Debentures at per annum rate of 1%, which fee shall accrue daily and shall be payable to the Agent in cash on the last business day of each calendar month. The Company must also maintain a specified minimum cash balance (as set forth in the Debentures) and maintain minimum amounts of liquidity.

The Company agreed to file a registration statement on Form S-3 (or such other form that the Company is then eligible for) (the “Registration Statement”) to register the resale of the shares of its common stock underlying the Initial Debentures within 60 days of the Closing Date (and within 30 days of the sale, if any, of the Additional Debentures) and to obtain effectiveness of the Registration Statement within 150 days following the Closing Date (and within 90 days of the sale, if any, of the Additional Debentures).

In connection with the issuance of the Debentures, the Company paid off all obligations owing under, and terminated, the Business Loan Agreement and all related loan agreements.

Employment Agreements

On  June 27, 2025 and effective as of  June 1, 2025 (the “Effective Date”), PodcastOne entered into a new employment agreement with Kit Gray, PodcastOne’s current President (the “Gray Employment Agreement”). The term of the Gray Employment Agreement is for two years from the Effective Date at an annual salary of $375,000. Mr. Gray is eligible to earn a discretionary annual performance bonus for each whole or partial fiscal year of his employment period with PodcastOne in accordance with PodcastOne’s annual bonus plan applicable to PodcastOne’s executive officers. Mr. Gray’s “target” performance bonus shall be 100% of his average annualized base salary during the fiscal year for which the performance bonus is earned. Pursuant to the Gray Employment Agreement, Mr. Gray was granted 700,000 restricted stock units of PodcastOne, and 150,000 restricted stock units of the Company.

On  June 27, 2025 and effective as of the Effective Date, PodcastOne entered into a new employment agreement with Sue McNamara, PodcastOne’s current Chief Revenue Officer (the “McNamara Employment Agreement”). The term of the McNamara Employment Agreement is for two years from the Effective Date at an annual salary of $325,000. Ms. McNamara is eligible to earn a discretionary annual performance bonus for each whole or partial fiscal year of her employment period with PodcastOne in accordance with the PodcastOne’s annual bonus plan applicable to the PodcastOne’s executive officers. Ms. McNamara’s “target” performance bonus shall be 100% of her average annualized base salary during the fiscal year for which the performance bonus is earned. Pursuant to the McNamara Employment Agreement, Ms. McNamara was granted 150,000 restricted stock units of PodcastOne and 25,000 restricted stock units of the Company.

Legal Proceedings

On June 6, 2025, Sony Music Entertainment (“Sony”) filed a complaint in the U.S. District Court for the Southern District of New York against Slacker and the Company alleging breach of contract and claiming that Slacker owes $2.6 million in unpaid licensing fees to Sony. As a result of LiveOne’s guarantee of up to $250,000 of Slacker’s payments to Sony, Sony’s claim against the Company is in the amount of $250,000. The Company and Slacker are evaluating this claim, have engaged counsel and intend to vigorously defend themselves in this matter.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2025 as described in Management’s Annual Report on Internal Control Over Financial Reporting below.

Limitations of Disclosure Controls and Procedures

It should be noted that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment and makes assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2025. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2025, we continued the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the fourth quarter of the fiscal year ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three-month period ended  March 31, 2025, no officer or director of our Company adopted any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders (our “2025 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of LiveOne, Inc included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2025 and 2024

●	Consolidated Statements of Operations for the years ended March 31, 2025 and 2024

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the years ended March 31, 2025 and 2024

●	Consolidated Statements of Cash Flows for the years ended March 31, 2025 and 2024

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
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

4.2

Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company, dated as of February 2, 2023 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).

4.3	Warrant to Purchase Common Stock, dated as of April 1, 2024, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC April 5, 2024).
4.4	Warrant to Purchase Common Stock, dated as of April 1, 2024, issued by the Company to Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC April 5, 2024).
4.5	Warrant to Purchase Common Stock, dated as of April 1, 2024, issued by the Company to Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC April 5, 2024).
4.6	Form of 11.75% Original Issue Discount Senior Secured Convertible Debentures (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
4.7*	Description of Securities
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Amendment No. 2 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
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

10.10†*	Employment Offer Letter, dated as of August 29, 2023, between LiveXLive, Corp. and Ryan Carhart.
10.11†	The Company's 2023 Annual Bonus Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 30, 2024).

10.12	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.13	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.14	Exchange Agreement, dated as of February 3, 2023, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.15

Loan and Security Agreement, dated as of August 2, 2023, between the Company and Capchase Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023).

10.16	Securities Purchase Agreement, dated as of May 19, 2025, between the Company and the Purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
10.17	Subsidiary Guarantee, dated as of May 19, 2025, made by the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
10.18	Security Agreement, dated as of May 19, 2025, among the Company, the Guarantors, Purchasers and JGB Collateral, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
19.1*	Insider Trading Policy.
21.1*	List of subsidiaries of the Company.
23.1*	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page of this report).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	LiveOne Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

We have elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEONE, INC.

Date: July 15, 2025	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: July 15, 2025	By:	/s/ Ryan Carhart
	Name:	Ryan Carhart
	Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Robert S. Ellin and Ryan Carhart, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer, Chairman and	July 15, 2025
Robert S. Ellin	Director

/s/ Jay Krigsman	Director	July 15, 2025
Jay Krigsman

/s/ Ramin Arani	Director	July 15, 2025
Ramin Arani

/s/ Patrick Wachsberger	Director	July 15, 2025
Patrick Wachsberger

/s/ Kenneth Solomon	Director	July 15, 2025
Kenneth Solomon

/s/ Bridget Baker	Director	July 15, 2025
Bridget Baker

/s/ Kristopher Wright	Director	July 15, 2025
Kristopher Wright