Form 10-Q
period 2025-06-30
LiveOne, Inc.
filed 2025-08-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 11, 2025, there were 115,350,524 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveOne, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2025	2025
		(Audited)
Assets
Current Assets
Cash and cash equivalents	$11,891	$4,119
Restricted cash	30	30
Accounts receivable, net	8,326	8,299
Inventories	1,156	1,586
Prepaid expense and other current assets	1,543	1,212
Total Current Assets	22,946	15,246
Property and equipment, net	1,768	893
Goodwill	21,712	21,712
Intangible assets, net	2,424	2,569
Other assets	90	97
Total Assets	$48,940	$40,517

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$26,259	$25,180
Accrued royalties	5,190	5,490
Notes payable, current portion	453	623
Convertible note, current portion	500	-
Deferred revenue	1,554	2,141
Senior secured line of credit	-	2,950
Total Current Liabilities	33,956	36,384
Notes payable, net	149	150
Lease liabilities, noncurrent	81	99
Convertible note, noncurrent	14,758	-
Other long-term liabilities	12,028	12,236
Deferred income taxes	60	60
Total Liabilities	61,032	48,929

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 14,428 and 14,002 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	14,428	14,002
Common stock, $0.001 par value; 500,000,000 shares authorized; 96,529,444 and 96,609,491 shares issued and outstanding as of June 30, 2025 and March 31, 2025, net of treasury shares, respectively	97	97
Additional paid in capital	234,261	233,495
Treasury stock	(490)	(250)
Accumulated deficit	(269,138)	(265,119)
Total LiveOne's Stockholders’ Deficit	(20,842)	(17,775)
Non-controlling interest	8,750	9,363
Total stockholders' deficit	(12,092)	(8,412)
Total Liabilities and Stockholders’ Deficit	$48,940	$40,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2025	2024

Revenue:	$19,207	$33,078

Operating expenses:
Cost of sales	16,825	25,087
Sales and marketing	1,261	1,431
Product development	934	1,071
General and administrative	4,076	5,505
Impairment of intangible assets	-	176
Amortization of intangible assets	145	592
Total operating expenses	23,241	33,862
Loss from operations	(4,034)	(784)

Other income (expense):
Interest expense, net	(687)	(859)
Other income (expense)	857	135
Total other income (expense), net	170	(724)

Loss before provision for income taxes	(3,864)	(1,508)

Provision for income taxes	-	49
Net loss	(3,864)	(1,557)
Net loss attributable to non-controlling interest	(271)	(388)
Net loss attributed to LiveOne	$(3,593)	$(1,169)

Net loss per share – basic and diluted	$(0.04)	$(0.02)
Weighted average common shares – basic and diluted	96,741,899	94,419,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Mezzanine Equity

(Unaudited, in thousands, except share and per share amounts)

	Mezzanine
	Equity -
	Redeemable											Total
	Convertible						Additional			Common Stock in		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	(Deficit)
Balance as of March 31, 2025	-	$-	14,002	$14,002	96,765,145	$97	$233,495	$(265,119)	$9,363	(155,654)	$(250)	$(8,412)
Stock-based compensation	-	-	-	-	-	-	157	-	-	-	-	157
Shares issued pursuant to restricted stock units	-	-	-	-	35,763	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	426	426	-	-	-	(426)	-	-	-	-
Common stock issued for services	-	-	-	-	175,649	-	149	-	-	-	-	149
Issuance of PodcastOne common stock	-	-	-	-	-	-	460	-	(342)	-	-	118
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(291,459)	(240)	(240)
Net loss	-	-	-	-	-	-	-	(3,593)	(271)	-	-	(3,864)
Balance as of June 30, 2025	-	$-	14,428	$14,428	96,976,557	$97	$234,261	$(269,138)	$8,750	(447,113)	$(490)	$(12,092)

	Mezzanine
	Equity -
	Redeemable
	Convertible						Additional			Common Stock in		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Shares	Amount	Equity
Balance as of March 31, 2024	5,000	$4,962	18,814	$18,814	92,487,459	$92	$216,116	$(238,984)	$10,339	(3,860,039)	$(4,782)	$1,595
Stock-based compensation	-	-	-	-	-	-	782	-	-	-	-	782
Shares issued pursuant to restricted stock units	-	-	-	-	161,498	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	378	378	-	-	-	(378)	-	-	-	-
Conversion of Series A preferred stock into common stock and common stock warrants	(5,000)	(4,962)	(6,395)	(6,395)	5,426,233	5	11,668	(316)	-	-	-	4,962
Common stock issued for services	-	-	-	-	765,519	1	1,576	-	-	-	-	1,577
Issuance of PodcastOne common stock	-	-	-	-	-	-	(468)	-	468	-	-	-
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(402,593)	(749)	(749)
Net loss	-	-	-	-	-	-	-	(1,169)	(388)	-	-	(1,557)
Balance as of June 30, 2024	-	$-	12,797	$12,797	98,840,709	$98	$229,674	$(240,847)	$10,419	(4,262,632)	$(5,531)	6,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,864)	$(1,557)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	289	1,412
Stock-based compensation	1,456	1,616
Amortization of debt discount	59	-
Change in fair value of bifurcated embedded derivatives	-	(607)
(Recovery of) provision for credit loss	(5)	(50)
Impairment of intangible assets	-	176
Changes in operating assets and liabilities:
Accounts receivable	(22)	(1,505)
Prepaid expenses and other current assets	56	(255)
Inventories	43	84
Other assets	8	(312)
Deferred revenue	(587)	(52)
Accounts payable and accrued liabilities	26	904
Accrued royalties	(231)	1,350
Other liabilities	(275)	138
Net cash (used in) provided by operating activities	(3,047)	1,342

Cash Flows from Investing Activities:

Purchases of property and equipment	(1,020)	(736)
Net cash used in investing activities	(1,020)	(736)

Cash Flows from Financing Activities:
Payment on capchase loan	(170)	-
Payment of dividends	-	(509)
Repayment on notes payable	-	(170)
Repayment on line of credit	(2,950)	-
Proceeds from Convertible Debt, net of issuance cost	15,199	-
Purchase of treasury stock	(240)	(749)
Net cash provided by (used in) financing activities	11,839	(1,428)

Net change in cash, cash equivalents and restricted cash	7,772	(822)
Cash, cash equivalents and restricted cash, beginning of period	4,149	7,142
Cash, cash equivalents and restricted cash, end of period	$11,921	$6,320

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$385	$196

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for prepaid expenses	$-	$366
Fair value of shares issued to settle accrued stock to be issued at period end	$-	$220
Fair value of shares received of PodcastOne common stock to settle payables owed	$460	$-
Purchase of intangible assets accrued for at period end	$-	$118
Stock compensation expense capitalized as internally-developed software	$-	$155

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2025 and 2024

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

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive Media, Inc., Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. On December 29, 2017, the Company acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary of the Company and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired PodcastOne, Inc. (formerly Courtside Group, Inc.) (“PodcastOne”). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired Custom Personalization Solutions, Inc. (“CPS”). Effective as of October 5, 2021, the Company changed its corporate name to "LiveOne, Inc." On February 28, 2023, the Company acquired a majority interest in Splitmind LLC and Drumify LLC. On September 8, 2023, PodcastOne completed a spin out from the Company to become a standalone publicly trading company resulting in its direct listing on The NASDAQ Capital Market on such date (the "Direct Listing"). As of the date of this Quarterly Report, PodcastOne continues to be a majority owned subsidiary of the Company.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended June 30, 2025. The results for the three months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2026 (“fiscal 2026”). The condensed consolidated balance sheet as of March 31, 2025 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2025 (the “2025 Form 10-K”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2025 Form 10-K.

Going Concern and Liquidity

The Company’s interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $11.9 million as of June 30, 2025). As reflected in its interim unaudited condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $3.9 million for the three months ended June 30, 2025, and used cash of $3.0 million in operating activities for the three months ended June 30, 2025 and had a working capital deficiency of $11.0 million as of June 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to execute its growth strategy and on its ability to raise additional funds. The Company filed a new universal shelf Registration Statement on Form S-3 (the “Shelf S-3”) with the SEC on   February 13, 2025, which was declared effective by the SEC on  February 26, 2025. Under the Shelf S-3, the Company has the ability to raise up to $150.0 million in cash from the sale of its equity, debt and/or other financial instruments, subject to any limitation as applicable under General Instruction I.B.6 of Form S-3. In   May 2024, the Company entered into an at-the-market agreement with Roth Capital Partners, LLC ("Roth Capital"), pursuant to which the Company    may, while the Shelf S-3 is effective, offer and sell shares of the Company’s common stock, $0.001 par value per share (the “common stock”), having an aggregate offering price of up to $25 million from time to time through Roth Capital acting as the Company's sales agent. As of the filing of this Quarterly Report, the Company has not sold any shares under such agreement. The uncertain market conditions   may limit the Company’s ability to access capital,   may reduce demand for its services and   may negatively impact its ability to retain key personnel. Management  may seek additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company’s business. No assurance can be given that any future financing will be available or, if available, that it be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it  may contain terms that result in undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing. If the Company is unable to obtain sufficient financing when needed, the Company  may also have to reduce certain overhead costs through the reduction of salaries and other means and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

Principles of Consolidation

The Company's interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Acquisitions are included in the Company’s interim unaudited condensed consolidated financial statements from the date of the acquisition. The Company uses purchase accounting for its acquisitions, which results in all assets and liabilities of acquired businesses being recorded at their estimated fair values on the acquisition dates. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the 2025 Form 10-K, other than those included below.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with the United States of America generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, inventory calculations and reserves, the fair value of the Company’s equity-based compensation awards and convertible debt and debenture instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. There is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long-lived assets that are depreciated or amortized.

Segment Reporting

The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”), to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across the Company's three operating segments.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner.  Barter revenue for the three months ended  June 30, 2025 and 2024 was $7.0 million and $6.0 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at  June 30, 2025 and 2024 was less than $0.1 million, respectively.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period adjusted to add back dividends (declared or cumulative undeclared) applicable to the Company’s Series A Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”). Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of stock options issued to employees, directors and consultants, restricted stock units, warrants issued to third parties and accounted for as equity instruments and convertible notes would be excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

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

At June 30, 2025 and 2024, the Company had 2,197,917 and 2,251,667 options outstanding, respectively, 433,850 and 1,726,237 restricted stock units outstanding, respectively, and 3,114,001 and 3,114,001 common stock warrants, respectively, that are excluded from the calculation of diluted earnings per share as their effect is anti-dilutive.

The following table shows the calculation of basic and diluted earnings per share for the periods Series A Preferred Stock was outstanding:

	Three Months Ended
In thousands, except per share amounts	June 30, 2025	June 30, 2024
Net loss attributed to LiveOne	$(3,593)	$(1,169)
Deemed dividends upon redemption of Series A Preferred Stock	-	(378)
Dividends on Series A Preferred Stock	(426)	(316)
Net loss attributed to LiveOne	$(4,019)	$(1,863)
Basic and diluted weighted average number of shares outstanding	96,741,899	94,419,692
Net loss per share – basic and diluted	$(0.04)	$(0.02)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the periods ended June 30, 2025 and March 31, 2025 (in thousands):

	June 30, 2025	March 31, 2025
Cash and cash equivalents	$11,891	$4,119
Restricted cash	30	30
Total cash and cash equivalents and restricted cash	$11,921	$4,149

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

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of June 30, 2025 and March 31, 2025, the Company had restricted cash of $30,000 and $30,000, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. At June 30, 2025, the Company had no customers that made up 10% of the total accounts receivable balance. At June 30, 2024, the Company had one customer that made up 29% of the total accounts receivable balance.

The Company’s accounts receivable at June 30, 2025 and March 31, 2025 is as follows (in thousands):

	June 30,	March 31,
	2025	2025
Accounts receivable, gross	$9,551	$9,390
Less: Allowance for credit losses	(1,225)	(1,091)
Accounts receivable, net	$8,326	$8,299

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions The Company adopted ASU 2023-09 on April 1, 2025 on a prospective basis. The adoption of this standard did not have an impact on the Company’s interim condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (i) better understand the entity’s performance, (ii) better assess the entity’s prospects for future cash flows, and (iii) compare an entity’s performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2024-03.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended  June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Revenue
Membership Services	$3,325	$18,850
Advertising	15,093	13,074
Merchandising	789	1,154
Total Revenue	$19,207	$33,078

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

For the three months ended June 30, 2025 and 2024, one customer accounted for 9% and 53% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in the deferred revenue balances during the three months ended June 30, 2025 (in thousands):

Deferred
Revenue
Balance as of March 31, 2025	$2,141
Revenue recognized that was included in the contract liability at beginning of period	(830)
Increase due to cash received, excluding amounts recognized as revenue during the period	243
Balance as of June 30, 2025	$1,554

Note 4 — Property and Equipment

The Company’s property and equipment at June 30, 2025 and  March 31, 2025 was as follows (in thousands):

	June 30,	March 31,
	2025	2025
Property and equipment, net
Computer, machinery, and software equipment	$2,597	$2,597
Furniture and fixtures	564	564
Leasehold improvements	597	597
Capitalized internally developed software	18,880	18,669
Total property and equipment	22,638	22,427
Less accumulated depreciation and amortization	(20,870)	(21,534)
Total property and equipment, net	$1,768	$893

Depreciation expense was $0.1 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2024 the Company disposed of $3.3 million of equipment with a corresponding write-off to accumulated depreciation.

During the three months ended June 30, 2025, the Company wrote off $0.9 million of internally developed software and the corresponding accumulated depreciation as a result of no longer using the software in operations.

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2025 (in thousands):

Goodwill
Balance as of March 31, 2025	$21,712
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2025	$21,712

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived brand and trade names intangible assets that are only in the Company’s Slacker operating segment for the three months ended June 30, 2025 (in thousands):

Tradenames
Balance as of March 31, 2025	$774
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2025	$774

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,611	535
Customer relationships	6,570	6,570	-
Content creator relationships	3,229	2,674	555
Domain names	123	68	55
Brand and trade names	1,071	566	505
Customer list	-	-	-
Total	$33,420	$31,770	$1,650

The Company’s finite-lived intangible assets were as follows as of  March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,593	553
Customer relationships	6,570	6,570	-
Content creator relationships	3,228	2,574	654
Domain names	123	66	57
Brand and trade names	1,071	540	531
Customer list	2,673	2,673	-
Total	$36,092	$34,297	$1,795

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

The Company’s amortization expense on its finite-lived intangible assets was $0.1 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded an impairment charge attributed to finite-lived intangibles of none and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. The impairment for the three months ended June 30, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

Finder's Agreement

In September 2023, PodcastOne entered into a finder's fee arrangement pursuant to which it agreed to issue shares of PodcastOne common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts creators of such platform entered into new podcasting agreements with PodcastOne, with the amount of the fee to be based on the amount of revenues actually derived by PodcastOne from such podcasts during a predetermined period. Payments made to such third party attributed to PodcastOne entering into new podcast contracts were capitalized to content creator relationship intangibles. As of June 30, 2025 and March 31, 2025, the Company has capitalized $2.6 million of payments made to such third party. $2.6 million capitalized of payments made to such third party which was paid with PodcastOne common stock at a price of $8.00 per share.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2026 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2026 (remaining nine months)	$508
2027	366
2028	182
2029	182
2030	182
Thereafter	230
$1,650

Note 6 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2025 and March 31, 2025 were as follows (in thousands):

	June 30,	March 31,
	2025	2025
Accounts payable	$16,999	$15,269
Accrued liabilities	9,250	9,911
Lease liabilities, current	10	-
	$26,259	$25,180

Accrued revenue share can be attributed to monies owed to content creators who provide their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time that revenue is recognized.

Note 7 — Notes Payable

Notes payable at June 30, 2025 and March 31, 2025 were as follows (in thousands):

	June 30,	March 31,
	2025	2025
SBA loan	$149	$150
Capchase loan	453	623
	602	773
Less: Current portion of Notes payable	(453)	(623)
Notes payable	$149	$150

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

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed the amount of $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the Debentures (as defined below) and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026. As of June 30, 2025, the Company was in compliance with covenants under the Capchase agreement.

Maturities of notes payables as of June 30, 2025 were as follows (in thousands):

For Years Ending March 31,
2026 (remaining nine months)	$458
2027	4
2027	4
2028	4
2029	4
Thereafter	128
Total	$602

Note 8 — Convertible Note

Securities Purchase Agreement

On May 19, 2025 (the “Closing Date”), the Company, and PodcastOne entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) the Company sold to the Purchasers the Company’s Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), the Company  may sell at its option to the Purchasers the Company’s additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of the Company’s common stock at the holder’s option at a conversion price of $2.10 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. The Company  may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter.

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

The resulting discount from the original issuance discount and underwriting fees, of $1.6 million and is being amortized using the effective interest method. Interest expense resulting from the amortization of the discount for the three months ended June 30, 2025 was $0.1 million.

Interest expense with respect to the Initial Debentures for the three months ended June 30, 2025 was $0.2 million. The Initial Debentures include a covenant relating to the requirement to maintain a certain amount cash in the amount of $7.5 million.

As of June 30, 2025, the Company was in compliance with its debt covenants associated with the Initial Debentures.

Note 9 — Senior Secured Line of Credit

On June 2, 2021, the Company entered into a Business Loan Agreement (the "Original Business Loan Agreement") with East West Bank (the “Senior Lender”), which provided for a revolving credit facility collateralized by all of the assets of the Company and its subsidiaries. In connection with the Original Business Loan Agreement, the Company issued a promissory note, dated as of June 2, 2021, to the Senior Lender in the principal amount of $7.0 million (the "Promissory Note") and established the revolving line of credit in the amount of $7.0 million (the “Revolving Credit Facility”), originally maturing on June 2, 2023.

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended June 30, 2025 was 10.00%

On September 8, 2023 and effective as of August 22, 2023, the Company entered into a new Business Loan Agreement (the “2023 Business Loan Agreement”) with the Senior Lender, to convert the Company’s revolving credit facility with the Senior Lender into an assets backed loan credit facility with the Senior Lender, which continued to be collateralized by a first lien on all of the assets of the Company and its subsidiaries (the “ABL Credit Facility”). The 2023 Business Loan Agreement provided the Company with borrowing capacity of up to the Borrowing Base (as defined in the 2023 Business Loan Agreement). Pursuant to the 2023 Business Loan Agreement, the requirement that the Company and its related entities shall at all times maintain a certain minimum deposit with the Senior Lender was reduced from $8,000,000 to $5,000,000.

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

.

Borrowings under the ABL Credit Facility were subject to certain covenants as set forth in the 2025 Business Loan Agreement and bear interest at a rate equal to the “Money Rate” column of The Wall Street Journal (Western Edition) as determined by the Senior Lender plus 2.50%, resulting in the initial rate of 10.00% and provided, that it shall not be less than 7.50%. The Company may prepay at any time without penalty all or a portion of the amount owed to the Senior Lender. The 2025 Business Loan Agreement included customary events of default and various financial and other covenants with which the Company had to comply in order to maintain borrowing availability, including maintaining required minimum liquidity amount and Borrowing Base capacity. The occurrence of an event of default could have resulted in the acceleration of all obligations of the Company to the Senior Lender with respect to indebtedness, whether under the 2025 Business Loan Agreement or otherwise. Other covenants included, but were not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations involving debt, dispose of assets, make loans and investments and pay dividends.

In connection with the 2025 Business Loan Agreement, the Promissory Note issued to the Senior Lender continued in effect except as modified by the 2025 Business Loan Agreement and the 2025 Change in Terms Agreement.

As a result of the issuance of the Initial Debentures, the Company paid off the balance of the ABL Credit Facility in full. Interest expense for the three months ended June 30, 2025 and 2024 was $0.2 million and $0.4 million, respectively.

Note 10 — Related Party Transactions

As of March 31, 2022, the Company had unsecured 8.5% Senior Secured Convertible Notes previously issued to Trinad Capital (as defined below). In  February 2023, the Trinad Notes along with accrued interest thereunder were converted into 6,177 shares of Series A Preferred Stock, with a stated value of $1,000 per share of Series A Preferred Stock and convertible at $2.10 per share, and Trinad Capital also received 200,000 shares of the Company's common stock. On  April 1, 2024, Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 1,616,709 shares of the Company’s common stock and received 535,399 three-year warrants to purchase the Company’s common stock exercisable at a price of $2.10 per share. For the three months ended June 30, 2025 and 2024, the Company issued  209.66 and 127.03 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock. As of June 30, 2025, Trinad Capital owned 4,298.81 shares of Series A Preferred Stock.

On September 8, 2023, PodcastOne completed its Direct Listing on the Nasdaq Capital Market which resulted in the Company owning 15,672,186 shares of common stock of PodcastOne along with 1,100,000 common stock warrants to purchase shares of PodcastOne's common stock with an exercise price of $3.00 per share, which remain outstanding of June 30, 2025. Also, on September 8, 2023, PodcastOne issued 147,044 shares of PodcastOne common stock to the Company's CEO as a result of his ownership of the Company's Series A Preferred Stock and its terms requiring such issuance.

During the three months ended June 30, 2025 and the year ended  March 31, 2025, the Company received 124,000 and 1,315,880 shares of PodcastOne Common stock with a fair value of $0.5 million and $2.5 million, respectively, in exchange for amounts owed under a cost sharing arrangement between PodcastOne and the Company.

During the three months ended June 30, 2025 and 2024, the Company issued or reserved 22,413 and 46,113 shares of its common stock with a value of $0.1 million and $0.1 million to relatives of the CEO for services performed, respectively.

Note 11 — Leases

The Company leases locations with lease terms that are less than 12 months or are on month to month terms. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $ 0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively.

Operating lease costs for the three months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2025	2024
Fixed rent cost	$80	$155
Short term lease cost	35	67
Total operating lease cost	$115	$222

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30,	March 31,
Operating leases	2025	2025
Operating lease right-of-use assets	$89	$97

Operating lease liability, current	$10	$-
Operating lease liability, noncurrent	81	99
Total operating lease liabilities	$91	$99

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

Lease and non-lease components – non-lease components were considered and determined not to be material.

Note 12 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2025	2025
Accrued royalties	$7,461	$7,392
Accrued legal	1,124	1,606
Accrued sales tax	3,388	2,375
Other long-term liabilities	55	863
Total other long-term liabilities	$12,028	$12,236

The Company classified $7.5 million and $7.5 million of accrued royalties into long term based on contractual arrangements with the royalty holders as of June 30, 2025 and March 31, 2025, respectively. In addition, the Company accrued $1.1 million and $1.6 million into long term liabilities as a result of the Sound Exchange settlement as of June 30, 2025 and March 31, 2025, respectively.

Note 13 — Commitments and Contingencies

Contractual Obligations

As of  June 30, 2025, the Company is obligated under agreements with various music right holders and labels, festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers and other contractual obligations to make guaranteed payments as follows: $10.9 million for the fiscal year ending  March 31, 2026, $4.5 million for the fiscal year ending March 31, 2026, $0.5 million for the fiscal year ending March 31, 2027, $0.4 million for the fiscal year ending March 31, 2028 and $0.4 million thereafter.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of June 30, 2025, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On January 15, 2025, PodcastOne entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across PodcastOne’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay PodcastOne a minimum guarantee of $15.0 million over the term of the Agreement based on PodcastOne achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if PodcastOne achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between PodcastOne and ART19 based on gross sales revenue achieved by PodcastOne under the Agreement. During the three months ended June 30, 2025 the Company recognized $1.4 million in revenue associated with the minimum guarantee.

Employment Arrangements

As of June 30, 2025, the Company has an employment agreement and employment arrangement with its two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.3 million on an annual basis. Furthermore, such employment agreement contains a severance clause that could require severance payments in the aggregate amount of $0.03 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officer) to the Company’s CFO.

On June 27, 2025 and effective as of  June 1, 2025 (the “Effective Date”), PodcastOne entered into a new employment agreement with Kit Gray, the Company’s current President of PodcastOne (the “Gray Employment Agreement”). Pursuant to the Gray Employment Agreement, Mr. Gray was granted, among other things, 150,000 restricted stock units of the Company.

On  June 27, 2025 and effective as of the Effective Date, the Company entered into a new employment agreement with Sue McNamara, the Company’s current Chief Revenue Officer of PodcastOne (the “McNamara Employment Agreement”). Pursuant to the McNamara Employment Agreement, Ms. McNamara was granted, among other things, 25,000 restricted stock units of the Company.

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  June 30, 2025, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

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

Note 14 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three months ended June 30, 2025 and 2024.

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase of up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 291,459 and 402,593 shares of its common stock under its stock repurchase program for the three months ended June 30, 2025 and 2024 for a total of $0.2 million and $0.7 million, respectively.

Series A Preferred Stock

The Series A Preferred Stock is convertible at any time at a Holder’s option into shares of the Company’s common stock, at a price of $2.10 per share of common stock, bears a dividend of 12% per annum, is perpetual and has no maturity date. At the option of the Company, the dividend was to be paid in-kind for the first 12 months after April 1, 2024, and thereafter, the Holders had the option to select whether subsequent dividend payments shall be paid in kind or in cash; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds (as defined below), Trinad Capital shall receive the dividend solely in kind. The Series A Preferred Stock shall have no voting rights, except as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company, dated as of February 2, 2023 (the “Certificate of Designation”) or as otherwise required by law.

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

On April 1, 2024, the Company entered into Letter Agreements (collectively, the “Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”), (ii) Harvest Small Cap Partners, L.P. (“HSCP” and together with HSCPM, the “Harvest Funds”), and (iii) Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of the Company’s Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value of $1,000 per share. Pursuant to the Agreements (i) the Holders converted approximately $11.4 million worth of shares of Series A Preferred Stock into shares of the Company’s common stock, at a price of $2.10 per share, as follows: HSCPM converted 5,602.09 shares of Series A Preferred Stock into 2,667,664 shares of the Company’s common stock, HSCP converted 2,397.91 shares of Series A Preferred Stock into 1,141,860 shares of the Company’s common stock, and Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 1,616,709 shares of the Company’s common stock (collectively, the “Shares”), and (ii) HSCPM, HSCP and Trinad Capital received 910,340, 389,660 and 535,399 three-year warrants to purchase the Company’s common stock exercisable at a price of $2.10 per share (collectively, the “Warrants”).

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value. During the three months ended June 30, 2025 and 2024, the Company issued 426 and 378 shares of its Series A Preferred Stock as a dividend in accordance with terms of the Certificate of Designation. As of June 30, 2025, there were 14,428 shares of Series A Preferred Stock issued and outstanding, and 6,870,439 shares of the Company’s common stock were underlying such shares of Series A Preferred Stock as of such date based on its conversion price.

LiveOne 2016 Equity Incentive Plan

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

The Company recognized share-based compensation expense of $1.5 million and $1.7 million during the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, unrecognized compensation costs for unvested awards was $0.3 million, which is expected to be recognized over a weighted-average service period of 1.7 years.  The total tax benefit recognized related to share-based compensation expense was none for each of the three months ended June 30, 2025 and 2024.

The following table summarizes the activity of our options issued under the 2016 Plan to employees during the three months ended June 30, 2025:

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of March 31, 2025	2,201,667	$3.72
Granted	-	-
Exercised	-	-
Forfeited or expired	(3,750)	$5.06
Outstanding as of June 30, 2025	2,197,917	$3.72
Exercisable as of June 30, 2025	2,195,917	$3.72

The following table summarizes the activity of our restricted stock units under the 2016 Equity Plan issued to employees during the three months ended June 30, 2025:

Number of Shares
Outstanding as of March 31, 2025	493,946
Granted	-
Vested	(30,763)
Cancelled	(29,333)
Outstanding as of June 30, 2025	433,850

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

The following table summarizes the activity of PodcastOne's restricted stock units issued to its employees under the 2022 Plan during the three months ended June 30, 2025:

Number of
Shares
Nonvested as of March 31, 2025	232,350
Granted	-
Vested	(2,500)
Forfeited or expired	(73,500)
Nonvested as of June 30, 2025	156,350

Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 0.78 years.

Non- Controlling  Interest

On September 8, 2023, the Company completed its spin out of PodcastOne from the Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out"), as a result of which 4.3 million shares of PodcastOne common stock were issued to holders outside of the Company resulting in a non-controlling interest in PodcastOne of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result, the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $ $1.5 million. In the Spin-Out, PodcastOne issued an additional 3.2 million shares to non-LVO holders primarily from the conversion of the PC1 Bridge Loan which resulted in a non-controlling interest of 26.50%, resulting in an increase of $2.5 million to non-controlling interest within the accompanying condensed consolidated statement of stockholders' deficit and mezzanine equity during the year ended March 31, 2024. In addition, as a result of the completion of the Spin-Out and PodcastOne's shares of common stock being publicly traded, the variability in the terms of the warrants issued as part of the PC1 Bridge Loan was resolved so that the warrants issued to purchase PodcastOne's common stock were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million during the year ended March 31, 2024. The Company had a non-controlling interest of 29.18% as of  June 30, 2025.

Note 16 — Business Segments and Geographic Reporting

The Company determined its operating segments in accordance with ASC 280.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $1.7 million and $17.5 million for the three months ended  June 30, 2025 and 2024, respectively. Total receivables from the OEM were 9% and 29% of total accounts receivable as of June 30, 2025 and March 31, 2025, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $1.1 million resides in PodcastOne, $2.9 million in Slacker and $0.2 million is attributed to our Media Operations as of June 30, 2025.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following tables present the results of operations for our reportable segments for the three months ended June 30, 2025 and 2024:

	Three months ended
	June 30, 2025
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$14,994	$3,384	$829	$-	$19,207
Net income (loss)	$(1,054)	$217	$(991)	$(2,036)	$(3,864)

	Three months ended
	June 30, 2024
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$13,159	$18,704	$1,215	$-	$33,078
Net income (loss)	$(1,366)	$3,352	$(1,391)	$(2,152)	$(1,557)

Geographic Information

All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 17 — Subsequent Events

Equity Offering

On  July 15, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which the Company issued and sold to the Underwriter 13,608,334 shares (the “Shares”) of the Company’s common stock at an offering price of $0.75 per Share and which included the grant to the Underwriter of an option for the issuance and sales of up to 1,775,000 additional Shares (the “Option”) to be sold by the Company (the “Offering”). The aggregate gross proceeds to the Company from the Offering was approximately $9.5 million (including the exercise of the Underwriter’s Option), after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement the Company has also agreed to issue the Underwriter’s common stock purchase warrants to purchase up to 4% of the securities sold in the Offering at an exercise price of $0.9375. On July 16, 2025, the Underwriter exercised the Option. The Offering, including the Option, closed on July 17, 2025.

The Company expects to use the net proceeds from the Offering to fund the acquisition of cryptocurrencies, the development and implementation of a cryptocurrency treasury strategy and for working capital and general corporate purposes.

Debentures Amendment

On  August 5, 2025, the Company amended certain defined terms contained in the Initial Debentures issued to certain institutional Purchasers on May 19, 2025, to provide that the Company and/or its subsidiaries shall be permitted to purchase Bitcoin, Solana or Ethereum (collectively, “Crypto”) up to an amount as agreed to by the parties from time to time in one or more transactions in accordance with the investment guidelines adopted by the Company from time to time and reasonably acceptable to the Purchasers (the “Guidelines”), and that the Company may retain one or more investment managers to engage in a Bitcoin yield strategy or other active management of any purchased Crypto in accordance with the Guidelines, in each case to further enable the Company to pursue its recently announced crypto asset treasury strategy. The terms of the Initial Debentures and other transactions documents entered into in connection therewith remain unchanged. Pursuant to the Security Agreement entered into by the parties in connection with the issuance of the Initial Debentures, the Purchasers will have a security interest in any purchased Crypto.

Preferred Stock Exchange

On  July 15, 2025, the Company entered into letter agreements (collectively, the “Agreements”) with the Harvest Funds and Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of the Company’s Series A Preferred Stock, which has a stated value of $1,000 per share. Pursuant to the Agreements (i) the Harvest Funds exchanged $4,500,000 worth of its shares of Series A Preferred Stock into 3,000,000 shares of the Company’s common stock, at a price of $1.50 per share, and Trinad Capital exchanged $2,250,000 worth of shares of its Series A Preferred Stock into 1,500,000 shares of the Company’s common stock at the same price (collectively, the "Shares"), and (ii) the Harvest Funds and Trinad Capital received 3,000,000 and 1,500,000 three-year warrants to purchase the Company’s common stock exercisable at a price of $0.01 per share (collectively, the "Warrants").

The Company further agreed, on or prior to the date that is 45 days after the Effective Date, to prepare and file with the SEC a Registration Statement on Form S-3 (or such other form as applicable) covering the resale under the Securities Act of the Shares, the Warrants and the Warrant Shares. The Company agreed to use its commercially reasonable best efforts to cause such registration statement to be declared effective promptly thereafter on or before 45 days after the filing of such registration statement (or if the SEC issues any comments with respect to such registration statement, on or before 90 days after the filing of such registration statement). Upon effectiveness of such Registration Statement, the Company agreed to use its reasonable best efforts to keep the Registration Statement effective with the SEC for a period equal to three years from the Effective Date for the Warrants, and with respect to the Warrant Shares, so long as any Warrants are outstanding, and to supplement, amend and/or re-file such Registration Statement to comply with such effectiveness requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2025, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on our largest OEM customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, including the proposed special dividend and spin-out of our pay-per-view business, the timing of the consummation of such proposed event, including the risks that a condition to consummation of such proposed event would not be satisfied within the expected timeframe or at all or that the consummation of any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, the timing of the consummation of such proposed event will not occur; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations and/or our ability to pay any amounts due in connection with any such legal proceedings; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveOne App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on our music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in our industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims and/or our ability to pay any amounts due in connection with any such litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to extend and/or refinance our indebtedness and/or repay our indebtedness when due; the effect of the conditional conversion feature of our Series A Preferred Stock; our compliance with the covenants in our debt agreements; our intent to repurchase shares of our and/or PodcastOne's common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2025 (the “2025 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended June 30, 2025 and 2024, we reported revenue of $19.2 million and $33.1 million, respectively. We have one customer that accounted for 9% and 53% of our revenue during the three months ended June 30, 2025 and 2024 The customer is an original equipment manufacturer (the “OEM”) whose in-car music dashboard contains LiveOne music streaming button/icon, which allows OEM customers to directly connect their subscription to LiveOne. In the three months ended June 30, 2025 and 2024, total revenue from the OEM was $1.7 million and $17.5 million, respectively.

Recent Developments

In May 2025, we and PodcastOne entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), pursuant to which we sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures  in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000.

On July 15, 2025, holders of our Series A Preferred Stock exchanged $6.75 million of their Series A Preferred Stock into shares of our common stock at a price of $1.50 per share and were issued accompanying warrants.

On July 16, 2025, in connection with the anticipated closing of the public offering discussed below, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million crypto asset treasury strategy.

On July 17, 2025, we completed an underwritten public offering of shares of our common stock for aggregate gross proceeds to us of approximately $9.5 million (including the exercise of the underwriter’s option), after deducting an underwriting discount, but before other offering expenses. We expect to use the net proceeds from the public offering to fund the acquisition of cryptocurrencies, the development and implementation of our cryptocurrency treasury strategy and for working capital and general corporate purposes.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During our three months ended June 30, 2025 we derived 7% of our revenue from paid memberships and $79% from advertising and the remainder from merchandising and licensing.

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

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts, extending our distribution to include pay television, OTT and social channels, deploying new services for our members, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne and CPS are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2026, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

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

Growth in our music services is also dependent upon our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app, the number of customers that use and pay for our services, the attractiveness of our music platform to sponsors and advertisers and our ability to negotiate favorable economic terms with music labels, publishers, artists and/or festival owners, and the number of consumers who use our services. Growth in our margins is heavily dependent on our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and to otherwise grow our membership base in a cost-efficient manner, coupled with the managing the costs associated with implementing and operating our services, including the costs of licensing music with the music labels, producing, streaming and distributing video and audio content and sourcing and distributing personalized products and gifts. Our ability to attract and retain new and existing customers will be highly dependent on our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app, on our ability to execute on our B2B opportunities pipeline that would allow us to convert as many of their customers as we can into direct subscribers of our LiveOne app and to implement and continually improve upon our technology and services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

For the quarter ended June 30, 2025 and 2024, all material amounts of our revenue were derived from customers located in the United States and moreover, our largest OEM customer accounted for 9% and 53% of our consolidated revenue, respectively. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond June 30, 2025 could cause our revenue to fluctuate significantly.

In the long term, we plan to expand our business internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Consolidated Results of Operations

Three Months Ended June 30, 2025, as compared to Three Months Ended June 30, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Revenue:	$19,207	$33,078

Operating expenses:
Cost of sales	16,825	25,087
Sales and marketing	1,261	1,431
Product development	934	1,071
General and administrative	4,076	5,505
Impairment of intangibles	-	176
Amortization of intangible assets	145	592
Total operating expenses	23,241	33,862
Income (loss) from operations	(4,034)	(784)

Other income (expense):
Interest expense, net	(687)	(859)
Other expense	857	135
Total other income (expense), net	170	(724)

(Loss) income before income taxes	(3,864)	(1,508)

Provision for (benefit from) income taxes	-	49
Net loss	(3,864)	(1,557)
Net loss attributable to non-controlling interest	(271)	(388)
Net loss attributed to LiveOne	$(3,593)	$(1,169)

Net loss per share - basic and diluted	$(0.04)	$(0.01)
Weighted average common shares – basic and diluted	96,741,899	94,419,692

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Depreciation expense
Cost of sales	$23	$37	-38%
Sales and marketing	73	66	11%
Product development	583	461	26%
General and administrative	(678)	256	-365%
Total depreciation expense	$1	$820	-100%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$1,020	$315	224%
Sales and marketing	18	(40)	-145%
Product development	53	118	-55%
General and administrative	365	1,307	-72%
Total stock-based compensation expense	$1,456	$1,700	-14%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	June 30,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	88%	76%
Sales and marketing	7%	4%
Product development	5%	3%
General and administrative	21%	17%
Impairment of intangibles	0%	1%
Amortization of intangible assets	1%	2%
Total operating expenses	121%	102%
(Loss) income from operations	-21%	-2%
Other income (expense), net	1%	-2%
Income (loss) before income taxes	-20%	-5%
Income tax provision (benefit)	0%	0%
Net loss	-20%	-5%
Net loss attributable to non-controlling interest	-1%	-1%
Net loss attributed to LiveOne	-19%	-4%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Membership services	$3,325	$18,850	-82%
Advertising	15,093	13,074	15%
Merchandising	789	1,154	-32%
Total Revenue	$19,207	$33,078	-42%

Membership Revenue

Membership revenue decreased $15.5 million, or 82%, to $3.3 million for the three months ended June 30, 2025, as compared to $18.9 million for the three months ended June 30, 2024. The decrease was primarily a result of the change in terms with our largest OEM customer. Beginning on December 1, 2024, we began converting customers directly to our LiveOne music app as our largest OEM customer no longer subsidized our product.

Advertising Revenue

Advertising revenue increased $2.0 million, or 15%, to $15.1 million for the three months ended June 30, 2025, as compared to $13.1 million for the three months ended June 30, 2024, which is primarily attributable to growth in our barter revenue which increased $1.0 million quarter-over-quarter.

Merchandising

Merchandising revenue decreased $0.4 million, or 32%, to 0.8 million for the three months ended June 30, 2025, as compared to $1.2 million the three months ended June 30, 2024, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Membership	$2,504	12,165	-79%
Advertising	13,691	11,846	16%
Production and Ticketing	558	68	721%
Merchandising	72	1,008	-93%
Total Cost of Sales	$16,825	$25,087	-33%

Membership

Membership cost of sales decreased by $9.7 million, or 79%, to $2.5 million for the three months ended June 30, 2025, as compared to $12.2 million for the three months ended June 30, 2024. The decrease was in line with the lower membership revenues noted above.

Advertising

Advertising cost of sales increased by $1.8 million, or 16%, to $13.7 million for the three months ended June 30, 2025, as compared to $11.8 million for the three months ended June 30, 2024. The increase was primarily attributable to growth in our revenue share expense which is in line with increases in revenue noted above.

Production and Ticketing

Production cost of sales increased by $0.5 million, or 721%, to $0.6 million for the three months ended June 30, 2025, as compared to $0.1 million for the three months ended June 30, 2024. The increase can be attributed to additional resourced hired to close out some of the operations.

Merchandising

Merchandising cost of sales decreased by $0.9 million, or 93%, to $0.1 million for the three months ended June 30, 2025, as compared to $1.0 million for the three months ended June 30, 2024 due to the Company purchasing a higher amount of merchandise in the prior year based on higher demand.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Sales and marketing expenses	$1,261	$1,431	-12%
Product development	934	1,071	-13%
General and administrative	4,076	5,505	-26%
Impairment of intangible assets	-	176	-100%
Amortization of intangible assets	145	592	-76%
Total Other Operating Expenses	$6,416	$8,775	-27%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.2 million, or 12%, to $1.3 million for the three months ended June 30, 2025, as compared to $1.4 million for the three months ended June 30, 2024, primarily driven by employee costs.

Product Development

Product development expenses increased by $0.1 million, or 13%, to $1.0 million for the three months ended June 30, 2025, as compared to $1.1 million for the three months ended June 30, 2024, which was driven by an increase in employee costs.

General and Administrative

General and administrative expenses decreased by $1.4 million, or 26%, to $4.1 million for the three months ended June 30, 2025, as compared to $5.5 million for the three months ended June 30, 2024, largely due to a decrease in depreciation of $0.9 million as a result of impairments to long lived assets in the fourth quarter of our fiscal year ended March 31, 2025 ("fiscal 2025").

Impairment of Intangible Assets

Impairment of intangible assets decreased $0.2 million to none for the three months ended June 30, 2025, as compared to $0.2 million for the three months ended June 30, 2024, which is attributed to the impairment of intangible assets of PodcastOne (see Note 4 – Goodwill and Intangible Assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report).

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 76%, to $0.1 million for the three months ended June 30, 2025, as compared to $0.6 million for the three months ended June 30, 2024. The decrease can be attributed to a portion of the intangible assets reaching their full lives of amortization and impairments recorded in the fourth quarter of fiscal 2025.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Total other income (expense), net	$170	$(724)	-123%

Total other expense decreased by $0.9 million, or 123%, to income of $0.2 million for the three months ended June 30, 2025, as compared to $0.7 million of expense for the three months ended June 30, 2024. The decrease is primarily driven by a reduction of interest expense due to the pay down of the line of credit.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the three months ended June 30, 2025 was $0.3 million compared to $0.4 million for the three months ended June 30, 2024, which resulted from the Spin-Out of PodcastOne.

Business Segment Results

Three Months Ended June 30, 2025, as compared to Three Months Ended June 30, 2024

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Revenue	$14,994	$13,159	14%
Cost of Sales	13,555	11,709	16%
Sales & Marketing, Product Development and G&A	2,011	2,263	-11%
Intangible Asset Amortization	125	553	-77%
Operating Income (Loss)	$(697)	$(1,366)	-49%
Operating Margin	-5%	-10%	-55%
Adjusted EBITDA*	$580	$(316)	-284%
Adjusted EBITDA Margin*	4%	-2%	6%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $1.8 million, or 14%, during the three months ended June 30, 2025, primarily due to increased advertising.

Operating Income (Loss)

Operating loss decreased by $0.7 million or 49%, for the three months ended June 30, 2025, as the increase in revenue was complimented by the decrease in operating expenses due to growing the business.

Adjusted EBITDA

Adjusted EBITDA* increased by $0.9 million, or 284%, to $0.6 million for the three months ended June 30, 2025, as compared to $(0.3) million for the three months ended June 30, 2024. This was largely due to an increase in revenue and expenses.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Revenue	$3,384	$18,704	-82%
Cost of Sales	2,641	12,302	-79%
Sales & Marketing, Product Development and G&A	921	2,120	-57%
Intangible Asset Amortization	18	89	-80%
Operating Income (Loss)	$(196)	$4,193	-105%
Operating Margin	-6%	22%	-126%
Adjusted EBITDA*	$(191)	$5,425	-104%
Adjusted EBITDA Margin*	-6%	29%	-35%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $15.3 million, or 82%, during the three months ended June 30, 2025, primarily due to a change in terms with our largest OEM customer.

Operating Income (loss)

Operating income decreased by $4.4 million, or 105%, for the three months ended June 30, 2025, driven by the decrease in revenue which was higher than the reduction in operating expenses.

Adjusted EBITDA

Adjusted EBITDA* decreased by $5.6 million, or 104%, to $(0.2) million for the three months ended June 30, 2025, as compared to $5.4 million for the three months ended June 30, 2024. This was largely due to lower revenue achieved for the three months ended June 30, 2025, which resulted in a lower Contribution Margin in the current period.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	June 30,
	2025	2024	% Change
Revenue	$829	$1,215	-32%
Cost of Sales	629	1,076	-42%
Sales & Marketing, Product Development and G&A	1,160	1,200	-3%
Intangible Asset Amortization	2	126	-98%
Operating Income (Loss)	$(962)	$(1,187)	-19%
Operating Margin	-116%	-98%	19%
Adjusted EBITDA*	$(715)	$(628)	14%
Adjusted EBITDA Margin*	-86%	-52%	-35%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.4 million, or 32%, to $0.8 million during the three months ended June 30, 2025, as compared to $1.2 million for the three months June 30, 2024, primarily due to decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Income (Loss)

Operating loss decreased by $0.2 million, or 19%, to $1.0 million for the three months ended June 30, 2025 from $1.2 million for the three months ended June 30, 2024, as a result of an increase in Contribution Margin coupled with the decrease in expenses due to a decrease in general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA* loss decreased by $0.1 million, or 14%, to a $(0.7) million loss for the three months ended June 30, 2025, as compared to a $(0.8) million loss for the three months June 30, 2024. This was largely due to the decrease in revenue compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Three months ended		Change
	June 30,		2025 vs.
	2025	2024	2024
Sales & Marketing, Product Development, and G&A	$2,179	$2,424	-10%
Operating Loss	$(2,179)	$(2,424)	-10%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(1,486)	$(1,578)	-6%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss decreased by $0.2 million, or 10%, to $2.2 million for the three months ended June 30, 2025, as compared to $2.4 million for the three months ended June 30, 2024, largely due to a decrease in employee costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss increased $0.1 million, or 14%, to $(0.7) million for the three months ended June 30, 2025 as compared to $(0.6) million for the three months ended June 30, 2024. The decrease was largely due to the increase in costs noted above.

Non-GAAP Measures

Contribution Margin

Contribution Margin is a non-GAAP financial measure defined as Revenue less Cost of Sales before share-based compensation, depreciation and amortization of developed technology.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended June 30, 2025 and 2024 (in thousands):

				Non-
				Recurring
	Net	Depreciation		Acquisition and	Other	(Benefit)
	Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended June 30, 2025
Operations – PodcastOne	$(1,054)	$152	$1,465	$17	$-	$-	$580
Operations – Slacker	217	71	92	(10)	(561)	-	(191)
Operations – Other	(991)	66	181	-	29	-	(715)
Corporate	(2,036)	-	(282)	470	362	-	(1,486)
Total	$(3,864)	$289	$1,456	$477	$(170)	$-	$(1,812)

Three Months Ended June 30, 2024
Operations – PodcastOne	$(1,366)	$619	$394	$37	$-	$-	$(316)
Operations – Slacker	3,352	750	505	146	672	-	5,425
Operations – Other	(1,391)	217	318	197	31	-	(628)
Corporate	(2,152)	2	483	19	21	49	(1,578)
Total	$(1,557)	$1,588	$1,700	$399	$724	$49	$2,903

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2025	2024

Revenue:	$19,207	$33,078
Less:
Cost of sales	(16,825)	(25,087)
Amortization of developed technology	(212)	(775)
Gross Profit	2,170	7,216

Add back:
Share-based compensation	932	-
Depreciation	23	-
Developed technology	212	775
Contribution Margin	$2,382	$7,991

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2025, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $11.9 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, incurrence of debt, the issuance of convertible notes and public offerings of our common shares. As of June 30, 2025, we have a convertible note balance of $15.3 million, the Capchase Loan (as defined below) of $0.5 million and an SBA loan balance of $0.1 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $3.6 million for the three months ended June 30, 2025, and cash used in operating activities of $3.0 million for the three months ended June 30, 2025 and had a working capital deficiency of $11.0 million as of June 30, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

On October 1, 2024, we announced an amended relationship with our largest OEM customer. Effective December 1, 2024, the OEM customer no longer subsidizes our products to some of its customers, however, we offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of our LiveOne music app. The direct subscription to our LiveOne app allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. Our LiveOne music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay us monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in our relationship with the OEM customer in October 2024 is likely to cause our liquidity and cash flows to fluctuate significantly beyond June 30, 2025. Our liquidity will depend upon our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as our ability to enter into new B2B agreements to provide our services that could materially contribute to our liquidity and cash flows. In addition, our liquidity will depend on our ability to negotiate with our music labels, publishers and other partners to achieve flexibility in the terms of our license agreements to match our OEM driver conversions. Furthermore, our liquidity will be dependent on our ability to extend and/or refinance the terms of our senior secured line of credit and/or our ability to pay any amounts that we have agreed to pay under the SX Settlement Agreement.

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

Sources of Liquidity

On September 8 2023, we entered into a Business Loan Agreement (the “2023 Business Loan Agreement”) with our then senior lender, to convert our then existing revolving credit facility into an assets backed loan credit facility, which is continued to be collateralized by a first lien on all of the assets of our Company and our subsidiaries (the “ABL Credit Facility”). The 2023 Business Loan Agreement provided us with borrowing capacity of up to the Borrowing Base (as defined in the 2023 Business Loan Agreement). On May 31, 2024, we extended the maturity date of the ABL Credit Facility to September 2, 2024. On January 28, 2025, we entered into a new Business Loan Agreement (the “2025 Business Loan Agreement”) with such lender to update certain terms of the ABL Credit Facility, including to reduce the principal amount outstanding under the Promissory Note to $3,750,000, reflected in our repayment of $3,250,000 of the principal amount of the Promissory Note as of such date, and to extend the maturity date of the Promissory Note to November 20, 2025.

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

In connection with the issuance of the Debentures, we paid off all obligations owed thereunder, and terminated the 2025 Business Loan Agreement and all related loan agreements.

On July 16, 2025, in connection with the anticipated closing of the public offering discussed below, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million crypto asset treasury strategy.

On July 17, 2025, we completed an underwritten public offering of shares of our common stock for aggregate gross proceeds to us of approximately $9.5 million (including the exercise of the underwriter’s option), after deducting an underwriting discount, but before other offering expenses. We expect to use the net proceeds from the public offering to fund the acquisition of cryptocurrencies, the development and implementation of our cryptocurrency treasury strategy and for working capital and general corporate purposes.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals rights, our working capital, corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities, and to further implement our crypto asset treasury strategy. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings, and sale of our investments, and to further implement our crypto asset treasury strategy. We expect to make additional strategic acquisitions to further grow our business and continue to implement our crypto asset treasury strategy, which may require significant investments, capital raising and/or acquisition of additional debt in the near and long term. Over the next twelve to eighteen months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid users that we add to our businesses and capital resources needed to implement our crypto asset treasury strategy, including for the maximum announced amount.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the Debentures, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, notes, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies, and to further implement our crypto asset treasury strategy. We may also use our current cash and cash equivalents to repurchase some or all of our Debentures, and pay down our debt, in part or in full, subject to repayment limitation set forth in the applicable debt agreements. Management plans to fund our operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of our equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a new universal shelf Registration Statement on Form S-3 (the “Shelf S-3”) with the SEC on February 4, 2025, which was declared effective by the SEC on February 17, 2025. Under the  Shelf S-3, we will have the ability to raise up to $150.0 million in cash from the sale of our equity, debt and/or other financial instruments. In May 2024, we entered into an at-the-market agreement with Roth Capital Partners, LLC ("Roth"), pursuant to which we may, while the Shelf S-3 continues to be effective, offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Roth acting as our sales agent. As of the filing of this Quarterly Report, we have not sold any shares under such at-the-market agreement.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(3,047)	$1,342
Net cash used in investing activities	(1,020)	(736)
Net cash provided by (used in) financing activities	11,839	(1,428)
Net change in cash, cash equivalents and restricted cash	$7,772	$(822)

Cash Flows Provided by Operating Activities

For the three months ended June 30, 2025

Net cash used in operating activities of $3.0 million primarily resulted from our net loss during the period of $3.9 million, which included non-cash charges of $0.6 million largely comprised of depreciation and amortization and stock-based compensation. The remainder of our sources of cash used in operating activities of $0.2 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

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

Cash Flows Used In Investing Activities

For the three months ended June 30, 2025

Net cash used in investing activities of $1.0 million was due to the purchase of equipment during the three months ended June 30, 2025.

For the three months ended June 30, 2024

Net cash used in investing activities of $0.7 million was due to the purchase of equipment during the three months ended June 30, 2024.

Cash Flows Provided by Financing Activities

For the three months ended June 30, 2025

Net provided by financing activities of $11.8 million was due proceeds received of $15.2 million from our convertible debt offset by the repayment on our line of credit of $3.0  million, repayment of our Capchase Loan of $0.2 million and repurchase of common stock under the Company’s share repurchase program of $0.2 million.

For the three months ended June 30, 2024

Net cash used in financing activities of $1.4 million was due to the payment of dividends of $0.5 million, repayment of our Capchase Loan of $0.2 million and repurchase of common stock under the Company’s share repurchase program of $0.7 million.

Debt Covenants

As of June 30, 2025 we were in compliance under the Capchase Loan and the Initial Debentures.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report. During the three months ended June 30, 2025, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended March 31, 2025 except as noted below.

Risks Related to Our Business and Industry

We rely on our largest OEM customer for a substantial percentage of our revenue. The loss of our largest OEM customer or the significant reduction of business or growth of business from such customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend on our customer relationship with Tesla, which accounted for 9% of our consolidated revenue for the three months ended June 30, 2025, and 53% of our consolidated revenue for the three months ended June 30, 2024. Our existing agreement with Tesla governs our music services to certain of its car user base in North America, including our audio music streaming services. As of May 2025, Tesla has extended the term of our license agreement (the “license agreement”) until at least May 2026, and the license agreement is expected to continue to be renewed thereafter on its terms. Tesla has agreed to pay us for any grandfathered users for the term of the license agreement, however Tesla no longer pays us for any other users beginning December 2024. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate the license agreement to provide them with such service. Tesla may also terminate our license agreement for convenience at any time with prior notice to us. If Tesla terminates our license agreement, further modifies the services that we provide to Tesla under such agreement, requires us to renegotiate the terms of such agreement or we are unable to renew such agreement on mutually agreeable terms, no longer pays for and/or makes our music services available to Tesla’s paid grandfathered car user base, no longer makes an option for its car users to sign up for LiveOne, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant further reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

In addition, revenue we generate from Tesla from grandfathered car users is indirectly subsidized by Tesla to its customers, which Tesla plans to carry indefinitely but is not obligated to do so, including its ability to reclassify or renegotiate with us the definition of a "paid grandfathered user" under the license agreement and/or make available, terminate and/or change our music services for convenience at any time with prior notice to us. Should our user revenue services no longer be subsidized by and/or made available by Tesla to its grandfathered customers or if Tesla reclassifies or renegotiates with us the definition of a paid grandfathered user or demands credit for past users that no longer meet such requirement, there can be no assurance that we will continue to maintain the same number of paid grandfathered users or receive the same levels of service revenue from such users in the future. There is no assurance that we would be able to replace Tesla or lost business with Tesla with one or more B2B customers that generate comparable revenue. Furthermore, there could be no assurance that Tesla will continue indefinitely to pay us for grandfathered car users.

Tesla has also integrated Spotify Premium to its cars’ in-dash touchscreen for its Model S, Model X and Model 3 vehicles. Tesla owners now have access to our music streaming services, as well as those of Spotify and TuneIn natively. There is no assurance that our music streaming services will be available in every current and/or future Tesla model. Furthermore, our current and future competitors like Spotify, Apple Music, Tesla (if it becomes a native music service provider) and others may have more well-established brand recognition, more established relationships with, and superior access to content providers and other industry stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. If we are unable to compete successfully for users against our competitors by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, user revenues and other revenue streams will suffer.

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

Our business is dependent, and we believe that it will continue to depend on our customer relationship with Tesla, our largest OEM customer. Commencing in October 2024, we began working with Tesla to convert Tesla’s connectivity package users to become direct subscribers (users) of our Premium or Plus service. The direct subscription to LiveOne allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. LiveOne’s music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in Tesla’s music streaming services dashboard in perpetuity. As a result, we believe we now have a unique opportunity to convert as many of Tesla’s drivers as possible to a higher priced LiveOne subscription service creating a meaningful upside opportunity for our Company, and we are working in good faith with Tesla to convert as many of these drivers as possible.

We believe that with the full cooperation from Tesla, we can convert a substantial number of such users to become direct subscribers of LiveOne. However, there is no assurance that we would be able to convert a substantial number of such users to become direct subscribers of LiveOne and/or replace Tesla or lost business with Tesla with one or more other B2B customers that generate comparable revenue. If we fail to convert a significant number of these drivers as direct subscribers of LiveOne that could cause a significant reduction of our business and could significantly adversely affect our business, financial condition and results of operations. In addition, even such drivers elect to directly pay for their subscription to LiveOne services, there can be no assurance that we will continue to maintain the same number of paid subscribers or receive the same levels of subscription service revenue and subscription revenue may substantially fluctuate accordingly. Accordingly, there could be no assurance that our revenue and/or EBITDA continues to grow at the same rate of growth as in our 2026 fiscal year or at all.

We have incurred significant operating and net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $3.9 million and $20.4 million for the three months ended June 30, 2025 and fiscal year ended March 31, 2025, respectively, and cash (used in)  provided by operating activities of $(3.0) million and $6.4 million for the three months ended June 30, 2025 and fiscal year ended March 31, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $269.1 million and a working capital deficit of $11.0 million.

We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including expanding and developing our content and platform and potentially making other accretive acquisitions, and anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations through cash generated from our business, the sale of equity and/or debt securities (including convertible securities), and after PodcastOne’s acquisition by us on July 1, 2020, also through our sale of PodcastOne’s and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

Our ability to meet our total liabilities of $61.0 million as of June 30, 2025, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures and the Capchase Loan (as defined below), will become due and payable by us in installments. As of June 30, 2025, $4 million of the principal amount of the Capchase Loan is due and matures in fiscal 2026 and the principal amount of the Debentures is due and matures in fiscal 2029. The holders of the Debentures may also require us to redeem the Debentures up to $0.8 million due in fiscal 2026, $1.2 million due in fiscal 2027, $1.2 million due in fiscal 2028 and $13.6 million due in fiscal 2029.

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

The Debentures financing agreements and the Capchase Loan contain provisions that limit our operating activities, including a covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). The Debentures are secured by all of our and our subsidiaries’ assets. If an event of default occurs and is continuing, the applicable lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,397. In February 2023, we settled the dispute (the “SX Settlement Agreement”) to pay the outstanding amount in equal monthly payments subject to increase in the event we complete certain future financings, which agreement, as amended in January 2025, requires us and Slacker to pay SX the remaining sum on or before February 1, 2027, in 48 equal monthly payments. As of June 30, 2025, we owed $1.3 million to SX under the SX Settlement Agreement. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, SX will have the right to declare a default under the SX Settlement Agreement and at its option require us to repay all outstanding amounts owed thereunder and/or enforce its consent judgment and/or pursue a new judgment against us and/or Slacker, which would materially adversely impact our business, operating results and financial condition. Our debt agreement with Capchase contains a covenant that if a material adverse change occurs in our financial condition, or if such senior secured lender reasonably believes the prospect of payment or performance of its loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, our Debentures lenders, and which would then also allow Capchase to declare a default under their loan agreement with us, may declare an event of default and at its option may immediately accelerate their debt and require us to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. As of June 30, 2025, we were in compliance with covenants under the Debentures and the Capchase Loan.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of June 30, 2025 was $15.9 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. Our existing debt agreements with the Debentures and the Capchase Loan lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of June 30, 2025, we owed $12.7 million in aggregate royalty payments to such PROs.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock and penny stock trading, and we may need to seek to effect a reverse stock split of our common stock to avoid delisting.

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. In March 2025, we received a notice from the Listing Qualifications Department the Nasdaq Stock Market (“Nasdaq”), regarding the fact that the market price of our shares of common stock was below the $1.00 minimum bid price requirement for continued listing (the “Bid Price Rule”). There can be no assurance that we will be able to correct the Bid Price Rule deficiency, or that we will be able to continue to meet all of the other criteria necessary for Nasdaq to allow us to remain listed. If we fail to satisfy the applicable continued listing requirement and continue to be in non-compliance after notice and the applicable grace period ends (which is six months in the case of the Bid Price Rule, subject to an additional six-month extension), Nasdaq may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance). At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful. In order to regain compliance with the Bid Price Rule we may need to seek to effect a reverse stock split of our common stock prior to September 24, 2025, subject to up to a 180-day extension, if granted to us by Nasdaq. We are seeking shareholder approval at our 2025 Annual Meeting of stockholders to allow our board of directors to implement a reverse stock split at a ratio to be determined in the discretion of our board of directors within a range of no less than one-for-three through one-for-ten (without reducing the authorized number of shares of common stock) (the “Reverse Split”). There can be no assurance we will be able to obtain stockholder approval for the Reverse Split. We may be unable to complete a Reverse Split, and even if we do, we may still be unable to meet the minimum bid price requirement, and we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of shareholders’ equity or market values of our common stock. We will continue to actively monitor the closing bid price of our common stock and will evaluate available options to resolve the deficiency and regain compliance with the Bid Price Rule. There can be no assurance that we will be able to regain compliance with the Bid Price Rule and thereby to maintain the listing of its common stock on The Nasdaq Capital Market.

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

Our success depends, to a large degree, upon certain key members of our management, particularly our Chairman and Chief Executive Officer, Robert Ellin, and our Chief Financial Officer, Vice President, Treasurer and Secretary, Ryan Carhart. Each of Messrs. Ellin and Carhart have extensive knowledge about our business and our operations, and the loss of either of them or any other key member of our senior management (including senior management of Slacker and PodcastOne) would likely have a material adverse effect on our business and operations. We do not currently have an effective employment agreement with Mr. Ellin. We do not currently maintain a key-person insurance policy for either of Messrs. Ellin or Carhart or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on live music and events, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of Mr. Ellin, Mr. Carhart or any of our other executive officers or key employees could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Cryptocurrency Assets Treasury Strategy

We may not be able to successfully implement our cryptocurrency assets treasury strategy, whether for the full announced amount or at all, and our efforts in this area may not achieve the intended results.

We have recently announced a new strategic initiative to launch a cryptocurrency assets treasury strategy. As part of such initiative, our board authorized the expansion of such strategy to up to $500 million. As part of this strategic strategy, we plan to launch our newly formed Bitcoin yield treasury strategy program as part of our plan to build a robust cryptocurrency treasury as a core pillar of initiative. While we believe this strategic move may provide substantial future growth and other opportunities to our Company, this initiative is at an early stage and the cryptocurrency assets treasury strategy is still nascent, unproven and rapidly evolving. There is no assurance that we will be able to successfully implement our plans or generate meaningful revenues, profits or capital or assets appreciation from this strategy. The success of our strategy depends on a number of factors, many of which are outside of our control, including the long-term viability of bitcoin and other digital assets, their adoption, usage and price appreciation, competition from other companies who have adopted a similar strategy, technological and regulatory developments, ability to acquire meaning cryptocurrency assets and our ability to acquire the necessary technical and financial expertise.

Currently we have limited experience with the cryptocurrency assets treasury strategy and limited capital resources, and there can be no assurance that our strategic initiative will be successful or that we will be able to achieve our strategic objectives in this area in a timely manner or whether we will be able to implement such strategy for the full announced amount or at all. If we are unable to successfully execute our strategy or if the digital assets market fails to grow as expected, our business, results of operations or financial condition could be materially and adversely affected.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a crypto reserve treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin usage occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.

The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

We face risks relating to the custody of our crypto assets, including the loss or destruction of private keys required to access our crypto assets and cyberattacks or other data loss relating to our crypto assets holdings.

We will hold our crypto assets with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our crypto assets among our custodians, and our crypto assets holdings may be concentrated with a single custodian from time to time, including immediately after this offering. In light of the significant amount of crypto assets we hold, we continually evaluate the need to engage additional custodians. Additional custodians could achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our crypto assets, for example, custodians discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our currently anticipated agreements or take other measures to custody our crypto assets, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our crypto assets with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the applicable blockchains if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While our custodians will carry insurance policies to cover losses for commercial crimes and cyber and tech errors or omissions, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our crypto assets holdings may cover only a small fraction of the value of the entirety of our crypto assets holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the crypto assets our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our crypto assets.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin blockchain, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Quarterly Report.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoin exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoin that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoin that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoin at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.

Our cryptocurrency treasury strategy exposes us to risk of non-performance by counterparties

Our bitcoin treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Risks Related to the Ownership of Our Common Stock

Conversion of our Series A Preferred Stock will dilute the ownership interest of our existing stockholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our common stock.

As of July 15, 2025, the shares of our Series A Preferred Stock (together with any accrued dividends) are convertible into approximately 3.7 million shares of our common stock at a price of $2.10 per share of common stock, and our outstanding Debentures are convertible into approximately 7.86 million shares of our common stock at a price of $2.10 per share of common stock. The conversion of some or all of the shares of our Series A Preferred Stock and/or Debentures into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock and/or Debentures into shares of our common stock could adversely affect prevailing market prices of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the three months ended June 30, 2025, we issued 175,649 shares of our common stock valued at $0.1 million to various consultants. We valued these shares at prices between $0.84 and $0.91 per share, the market price of our common stock on the date of issuance.

During the three months ended June 30, 2024, we issued 35,763 shares of our common stock valued at $0.1 million to various employees. We valued these shares at prices between $0.84 and $0.95 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs
April 1, 2025 – April 30, 2025	-	$-	-	$ 6,500,000
May 1, 2025 – May 31, 2025	24,056	$0.74	24,056	$ 6,500,000
June 1, 2025 – June 30, 2025	267,403	$0.81	291,459	$ 6,500,000
Total (April 1, 2025 – June 30, 2025)	291,459	$0.79	291,459	$ 6,500,000

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

4.4	Warrant to Purchase Common Stock, dated as of April 1, 2024, issued by the Company to Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC April 5, 2024).
4.5	Warrant to Purchase Common Stock, dated as of April 1, 2024, issued by the Company to Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC April 5, 2024).
4.6	Form of 11.75% Original Issue Discount Senior Secured Convertible Debentures (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
4.7	Warrant to Purchase Common Stock, dated as of July 15, 2025, issued by the Company to Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
4.8	Warrant to Purchase Common Stock, dated as of July 15, 2025, issued by the Company to Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
4.9	Warrant to Purchase Common Stock, dated as of July 15, 2025, issued by the Company to Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
4.10	Form of Underwriter’s Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 17, 2025).
10.1†	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2014).
10.2†	The Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.3†	Amendment No. 1 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019).
10.4†	Amendment No. 2 to the Company’s 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).
10.5†	Form of Director Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
10.6†	Form of Employee Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2016).
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

10.10†

Employment Offer Letter, dated as of August 29, 2023, between LiveXLive, Corp. and Ryan Carhart (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed with the SEC on July 15, 2025).

10.11	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.12	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.13	Exchange Agreement, dated as of February 3, 2023, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.14	Loan and Security Agreement, dated as of August 2, 2023, between the Company and Capchase Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023).
10.15	Securities Purchase Agreement, dated as of May 19, 2025, between the Company and the Purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
10.16

Subsidiary Guarantee, dated as of May 19, 2025, made by the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).

10.17	Security Agreement, dated as of May 19, 2025, among the Company, the Guarantors, Purchasers and JGB Collateral, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
10.18	Letter Agreement, dated as of July 15, 2025, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
10.19	Letter Agreement, dated as of July 15, 2025, between the Company and Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
10.20	Letter Agreement, dated as of July 15, 2025, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEONE INC.

Date: August 14, 2025	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Ryan Carhart
	Name:	Ryan Carhart
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)