Form 10-Q
period 2025-09-30
LiveOne, Inc.
filed 2025-11-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 11,629,124 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

REVERSE STOCK SPLIT

Effective September 26, 2025, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of the Company's issued and outstanding pre-Reverse Stock Split shares of common stock, $0.001 par value per share (the “common stock”), were combined into one share of Common Stock. Stockholders who otherwise were entitled to receive fractional shares of common stock received cash (without interest) in lieu of any fractional shares. In connection with the Reverse Stock Split, there was no change in the par value per share of common stock of $0.001. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio were made to the Company’s outstanding warrants and its other convertible instruments and upon the exercise or vesting of all stock options such that every 10 shares of common stock that may be issued upon the exercise of the Company's warrants and stock options and conversion of its other convertible instruments held immediately prior to the Reverse Stock Split represent one share of common stock that may be issued upon exercise of such warrants and stock options and conversion of the other convertible instruments immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of common stock attributable to the Company's warrants and stock options and the conversion price of its other convertible instruments immediately prior to the Reverse Stock Split was proportionately increased by a multiple of 10 following the Reverse Stock Split.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in this Quarterly Report on Form 10-Q, including the financial statements, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveOne, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	September 30,	March 31,
	2025	2025
		(Audited)
Assets
Current Assets
Cash and cash equivalents	$11,724	$4,119
Restricted cash	30	30
Accounts receivable, net	7,650	8,299
Inventories	1,462	1,586
Prepaid expense and other current assets	1,446	1,212
Total Current Assets	22,312	15,246
Property and equipment, net	2,515	893
Goodwill	21,712	21,712
Intangible assets, net	2,279	2,569
Intangible digital assets	4,921	-
Other assets	81	97
Total Assets	$53,820	$40,517

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$29,144	$25,180
Accrued royalties	4,757	5,490
Notes payable, current portion	284	623
Convertible note, current portion	300	-
Deferred revenue	967	2,141
Senior secured line of credit	-	2,950
Total Current Liabilities	35,452	36,384
Notes payable, net	149	150
Lease liabilities, noncurrent	76	99
Convertible note, noncurrent	14,885	-
Other long-term liabilities	11,206	12,236
Deferred income taxes	60	60
Total Liabilities	61,828	48,929

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 7,947 and 14,002 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	7,947	14,002
Common stock, $0.001 par value; 500,000,000 shares authorized; 11,467,091 and 9,672,451 shares issued and outstanding as of September 30, 2025 and March 31, 2025, net of treasury shares, respectively*	11	10
Additional paid in capital*	251,593	233,582
Treasury stock*	(835)	(250)
Accumulated deficit	(274,949)	(265,119)
Total LiveOne Stockholders’ Deficit	(16,233)	(17,775)
Non-controlling interest	8,225	9,363
Total stockholders' deficit	(8,008)	(8,412)
Total Liabilities and Stockholders’ Deficit	$53,820	$40,517

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue:	$18,762	$32,594	$37,969	$65,672

Operating expenses:
Cost of sales	16,166	24,518	32,991	49,605
Sales and marketing	870	1,491	2,131	2,922
Product development	442	1,160	1,376	2,231
General and administrative	5,707	6,283	9,782	11,790
Amortization of intangible assets	146	542	291	1,134
Impairment of intangible assets	-	-	-	176
Total operating expenses	23,331	33,994	46,571	67,858
Loss from operations	(4,569)	(1,400)	(8,602)	(2,186)

Other income (expense):
Interest expense, net	(1,003)	(808)	(1,690)	(1,667)
Change in fair value of digital assets	79	-	79	-
Other income (expense)	(172)	(118)	684	18
Total other income (expense), net	(1,096)	(926)	(927)	(1,649)

Loss before provision for (benefit from) income taxes	(5,665)	(2,326)	(9,529)	(3,835)

Provision for (benefit from) income taxes	40	(9)	40	40
Net loss	(5,705)	(2,317)	(9,569)	(3,875)
Net loss attributable to non-controlling interest	(163)	(458)	(434)	(846)
Net loss attributed to LiveOne	$(5,542)	$(1,859)	$(9,135)	$(3,029)

Net loss per share – basic and diluted*	$(0.52)	$(0.24)	$(0.98)	$(0.43)
Weighted average common shares – basic and diluted*	11,170,612	9,465,818	10,048,453	9,460,506

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Mezzanine Equity

(Unaudited, in thousands, except share and per share amounts)

	Mezzanine				11,501
	Equity -
	Redeemable											Total
	Convertible						Additional			Common Stock in		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Equity
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Interest	Shares*	Amount	(Deficit)
Balance as of March 31, 2025	-	$-	14,002	$14,002	9,688,016	$10	$233,582	$(265,119)	$9,363	(15,565)	$(250)	$(8,412)
Stock-based compensation	-	-	-	-	-	-	157	-	-	-	-	157
Shares issued pursuant to restricted stock units	-	-	-	-	3,576	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	426	426	-	-	-	(426)	-	-	-	-
Common stock issued for services	-	-	-	-	17,565	-	149	-	-	-	-	149
Issuance of PodcastOne common stock	-	-	-	-	-	-	460	-	(342)	-	-	118
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(29,146)	(240)	(240)
Net loss	-	-	-	-	-	-	-	(3,593)	(271)	-	-	(3,864)
Balance as of June 30, 2025	-	$-	14,428	$14,428	9,709,157	$10	$234,348	$(269,138)	$8,750	(44,711)	$(490)	$(12,092)
Stock-based compensation	-	-	-	-	-	-	258	-				258
Shares issued pursuant to restricted stock units	-	-	-	-	8,781	-	-	-				-
Dividends on Series A preferred stock	-	-	269	269	-	-	-	(269)				-
Conversion of preferred stock	-	-	(6,750)	(6,750)	450,000	-	6,750	-	-	-	-	-
Common stock issued for settlement of accrued expenses	-	-	-	-	27,727	-	152	-	-	-	-	152
Issuance of common stock and common stock warrants	-	-	-	-	1,360,833	1	9,377	-	-	-	-	9,378
Common stock issued for services	-	-	-	-	17,065	-	128	-				128
Issuance of PodcastOne common stock	-	-					580	-	(362)			218
Treasury stock purchases	-	-	-	-	-	-	-	-		(61,761)	(345)	(345)
Net loss	-	-	-	-	-	-	-	(5,542)	(163)			(5,705)
Balance as of September 30, 2025	-	$-	7,947	$7,947	11,573,563	$11	$251,593	$(274,949)	$8,225	(106,472)	$(835)	$(8,008)

	Mezzanine
	Equity -
	Redeemable
	Convertible						Additional			Common Stock in		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Stockholders’
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Interest	Shares*	Amount	Equity
Balance as of March 31, 2024	5,000	$4,962	18,814	$18,814	9,248,746	$9	$216,199	$(238,984)	$10,339	(386,004)	$(4,782)	$1,595
Stock-based compensation	-	-	-	-	-	-	782	-	-	-	-	782
Shares issued pursuant to restricted stock units	-	-	-	-	16,150	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	378	378	-	-	-	(378)	-	-	-	-
Conversion of Series A preferred stock into common stock and common stock warrants	(5,000)	(4,962)	(6,395)	(6,395)	542,623	1	11,672	(316)	-	-	-	4,962
Common stock issued for services	-	-	-	-	76,552	-	1,577	-	-	-	-	1,577
Issuance of PodcastOne common stock	-	-	-	-	-	-	(468)	-	468	-	-	-
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(40,259)	(749)	(749)
Net loss	-	-	-	-	-	-	-	(1,169)	(388)	-	-	(1,557)
Balance as of June 30, 2024	-	$-	12,797	$12,797	9,884,071	$10	$229,762	$(240,847)	$10,419	(426,263)	$(5,531)	6,610
Stock-based compensation	-	-	-	-	-	-	1,570	-	-	-	-	1,570
Issuance of shares pursuant to restricted stock units	-	-	-	-	47,573	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	390	390	-	-	-	(390)	-	-	-	-
Treasury stock retirement	-	-	-	-	(426,263)	-	-	(5,527)	-	426,263	5,531	4
Dividends from spin-off of PodcastOne	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of PodcastOne common stock	-	-	-	-	-	-	(545)	-	545	-	-	-
Common stock issued for services	-	-	-	-	5,927	-	231	-	-	-	-	231
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(1,557)	(250)	(250)
Net loss	-	-	-	-	-	-	-	(1,859)	(458)	-	-	(2,317)
Balance as of September 30, 2024	-	$-	13,187	$13,187	9,511,308	$10	$231,018	$(248,623)	$10,506	(1,557)	$(250)	5,848

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(9,569)	$(3,875)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	513	2,764
Stock-based compensation	3,619	3,287
Amortization of debt discount	186	-
Change in fair value of bifurcated embedded derivatives	-	(607)
Change in fair value of cryptocurrencies	(79)	-
(Recovery of) provision for credit loss	129	(10)
Impairment of intangible assets	-	176
Changes in operating assets and liabilities:
Accounts receivable	520	(863)
Prepaid expenses and other current assets	(234)	415
Inventories	123	126
Other assets	17	(29)
Deferred revenue	(1,175)	(79)
Accounts payable and accrued liabilities	(3,143)	3,425
Accrued royalties	4,213	2,106
Other liabilities	(1,374)	278
Net cash (used in) provided by operating activities	(6,254)	7,114

Cash Flows from Investing Activities:

Purchases of property and equipment	(1,844)	(1,325)
Purchases of intangibles - cryptocurrencies, net	(5,000)	-
Net cash used in investing activities	(6,844)	(1,325)

Cash Flows from Financing Activities:
Payment on Capchase loan	(339)	-
Payment of dividends	-	(509)
Repayment on notes payable	-	(340)
Repayment on line of credit	(2,950)	-
Proceeds from common stock offering, net of issuance cost	9,378	-
Proceeds from Convertible Debt, net of issuance cost	15,199	-
Purchase of treasury stock	(585)	(999)
Net cash provided by (used in) financing activities	20,703	(1,848)

Net change in cash, cash equivalents and restricted cash	7,605	3,941
Cash, cash equivalents and restricted cash, beginning of period	4,149	7,142
Cash, cash equivalents and restricted cash, end of period	$11,754	$11,083

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$686	$982

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for prepaid expenses	$-	$366
Common stock issued to settle accrued expenses	$152	$-
Fair value of shares issued to settle accrued stock to be issued at period end	$-	$378
Fair value of preferred stock exchanged for common stock	$6,750	$-
Fair value of shares received of PodcastOne common stock to settle payables owed	$1,040	$736
Purchase of intangible assets accrued for at period end	$-	$118
Addition of ROU assets	$-	$119
Stock compensation expense capitalized as internally-developed software	$-	$290

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2025 and 2024

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and six months ended September 30, 2025. The results for the three and six months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2026 (“fiscal 2026”). The condensed consolidated balance sheet as of March 31, 2025 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2025 (the “2025 Form 10-K”).

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

Reverse Stock Split

Effective September 26, 2025, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of the Company's issued and outstanding pre-Reverse Stock Split shares of common stock, $0.001 par value per share (the “common stock”), were combined into one share of Common Stock. Stockholders who otherwise were entitled to receive fractional shares of common stock received cash (without interest) in lieu of any fractional shares. In connection with the Reverse Stock Split, there was no change in the par value per share of common stock of $0.001. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio were made to the Company’s outstanding warrants and its other convertible instruments and upon the exercise or vesting of all stock options such that every 10 shares of common stock that may be issued upon the exercise of the Company's warrants and stock options and conversion of its other convertible instruments held immediately prior to the Reverse Stock Split represent one share of common stock that may be issued upon exercise of such warrants and stock options and conversion of the other convertible instruments immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of common stock attributable to the Company's warrants and stock options and the conversion price of its other convertible instruments immediately prior to the Reverse Stock Split was proportionately increased by a multiple of 10 following the Reverse Stock Split.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in this Quarterly Report on Form 10-Q, including these financial statements, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Going Concern and Liquidity

The Company’s interim unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $11.8 million as of September 30, 2025). As reflected in its interim unaudited condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $9.6 million for the six months ended September 30, 2025, and used cash of $6.3 million in operating activities for the six months ended September 30, 2025 and had a working capital deficiency of $13.1 million as of September 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with the United States of America generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, allowance for doubtful accounts, the assigned value of acquired assets and assumed and contingent liabilities associated with business combinations and the related purchase price allocation, useful lives and impairment of property and equipment, intangible assets, goodwill and other assets, inventory calculations and reserves, the fair value of the Company’s equity-based compensation awards, fair value of the Company's cryptocurrency and convertible debt and debenture instruments, fair values of derivatives, and contingencies. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. There is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically in assessing when the collectability of revenue related consideration is probable, and the impairment assessment of goodwill, indefinite lived assets or long-lived assets that are depreciated or amortized.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner.  Barter revenue for the three months ended  September 30, 2025 and 2024 was $7.0 million and $6.0 million, respectively. Barter revenue for the six months ended  September 30, 2025 and 2024 was $14.0 million and $12.0 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at  September 30, 2025 and 2024 was less than $0.1 million, respectively.

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

At September 30, 2025 and 2024, the Company had 209,916 and 225,167 options outstanding, respectively, 237,649 and 172,623 restricted stock units outstanding, respectively, and 687,903 and 494,940 common stock warrants, respectively, that are excluded from the calculation of diluted earnings per share as their effect is anti-dilutive.

The following table shows the calculation of basic and diluted earnings per share for the periods Series A Preferred Stock was outstanding:

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss attributed to LiveOne	$(5,542)	$(1,859)	$(9,135)	$(3,029)
Deemed dividends upon redemption of Series A Preferred Stock	-	-	-	(316)
Dividends on Series A Preferred Stock	(269)	(390)	(695)	(768)
Net loss attributed to LiveOne	$(5,811)	$(2,249)	$(9,830)	$(4,113)
Basic and diluted weighted average number of shares outstanding	11,170,612	9,465,818	10,048,453	9,460,506
Net loss per share – basic and diluted*	$(0.52)	$(0.24)	$(0.98)	$(0.43)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the periods ended September 30, 2025 and March 31, 2025 (in thousands):

	September 30, 2025	March 31, 2025
Cash and cash equivalents	$11,724	$4,119
Restricted cash	30	30
Total cash and cash equivalents and restricted cash	$11,754	$4,149

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

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of September 30, 2025 and March 31, 2025, the Company had restricted cash of $30,000 and $30,000, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. At September 30, 2025, the Company had no customers that made up 10% of the total accounts receivable balance. At September 30, 2024, the Company had one customer that made up 45% of the total accounts receivable balance.

The Company’s accounts receivable at September 30, 2025 and March 31, 2025 is as follows (in thousands):

	September 30,	March 31,
	2025	2025
Accounts receivable, gross	$9,009	$9,390
Less: Allowance for credit losses	(1,359)	(1,091)
Accounts receivable, net	$7,650	$8,299

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

In December 2023, the FASB issued ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which the entity adopts the amendment and is effective for all reporting companies for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard did not have an impact on the Company’s interim condensed consolidated financial statements.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended  September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Membership Services	$3,072	$19,477	$6,397	$38,326
Advertising	15,183	12,309	30,275	25,383
Merchandising	507	808	1,297	1,963
Total Revenue	$18,762	$32,594	$37,969	$65,672

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

For the three months ended September 30, 2025 and 2024, two customers accounted for 45% and 75% of the Company’s consolidated revenues, respectively. For the six months ended September 30, 2025 and 2024, two customers accounted for 45% and 73% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in the deferred revenue balances during the six months ended September 30, 2025 (in thousands):

Deferred
Revenue
Balance as of March 31, 2025	$2,141
Revenue recognized that was included in the contract liability at beginning of period	(1,518)
Increase due to cash received, excluding amounts recognized as revenue during the period	344
Balance as of September 30, 2025	$967

Note 4 — Property and Equipment

The Company’s property and equipment at September 30, 2025 and  March 31, 2025 was as follows (in thousands):

	September 30,	March 31,
	2025	2025
Property and equipment, net
Computer, machinery, and software equipment	$2,584	$2,597
Furniture and fixtures	564	564
Leasehold improvements	597	597
Capitalized internally developed software	19,694	18,669
Total property and equipment	23,439	22,427
Less accumulated depreciation and amortization	(20,924)	(21,534)
Total property and equipment, net	$2,515	$893

Depreciation expense was $0.1 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $0.2 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively. During the six months ended September 30, 2024, the Company disposed of $3.3 million of equipment with a corresponding write-off to accumulated depreciation.

During the six months ended September 30, 2025, the Company wrote off $0.9 million of internally developed software and the corresponding accumulated depreciation as a result of no longer using the software in operations.

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill for the six months ended September 30, 2025 (in thousands):

Goodwill
Balance as of March 31, 2025	$21,712
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2025	$21,712

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived brand and trade names intangible assets that are only in the Company’s Slacker operating segment for the three months ended September 30, 2025 (in thousands):

Tradenames
Balance as of March 31, 2025	$774
Acquisitions	-
Impairment losses	-
Balance as of September 30, 2025	$774

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of September 30, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,623	523
Customer relationships	6,570	6,570	-
Content creator relationships	3,229	2,774	455
Domain names	123	70	53
Brand and trade names	1,071	597	474
Total	$33,420	$31,915	$1,505

The Company’s finite-lived intangible assets were as follows as of  March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,593	553
Customer relationships	6,570	6,570	-
Content creator relationships	3,228	2,574	654
Domain names	123	66	57
Brand and trade names	1,071	540	531
Customer list	2,673	2,673	-
Total	$36,092	$34,297	$1,795

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

The Company’s amortization expense on its finite-lived intangible assets was $0.1 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. The Company’s amortization expense on its finite-lived intangible assets was $0.3 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded an impairment charge attributed to finite-lived intangibles of none and $0.2 million for the six months ended September 30, 2025 and 2024, respectively. The impairment for the six months ended September 30, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

Finder's Agreement

In September 2023, PodcastOne entered into a finder's fee arrangement pursuant to which it agreed to issue shares of PodcastOne common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts creators of such platform entered into new podcasting agreements with PodcastOne, with the amount of the fee to be based on the amount of revenues actually derived by PodcastOne from such podcasts during a predetermined period. Payments made to such third party attributed to PodcastOne entering into new podcast contracts were capitalized to content creator relationship intangibles. As of September 30, 2025 and March 31, 2025, the Company has capitalized $2.6 million of payments made to such third party. $2.6 million capitalized of payments made to such third party which was paid with PodcastOne common stock at a price of $8.00 per share.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2026 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2026 (remaining six months)	$363
2027	366
2028	182
2029	182
2030	182
Thereafter	230
$1,505

Note 6 — Intangible Digital Assets

On August 28, 2025, the Company adopted Bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds Bitcoin for long term investment purposes. The Company accounts for its Bitcoin as in indefinite-lived intangible asset in accordance with ASC 350, Intangibles-Goodill and Other and has ownership over its Bitcoin, which are included in intangible digital assets in the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2025, there were no contractual restrictions on the Company sale of its Bitcoin.

Bitcoin investment

The Company's Bitcoin purchased for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasure its Bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through other (expense) income, net on the Company's Condensed Consolidated Statements of Operations. As of September 30, 2025, the Company held approximately 43.15 Bitcoins with a cost basis of $5.0 million and a fair value of $4.9 million.

The Company began cryptocurrency activities during the three months ended September 30, 2025. The Company purchased $5.0 million of cryptocurrency during the three months ended September 30, 2025, and recognized a loss of $79,000 associated with the change in fair value during the period. The Company did not sell any of its cryptocurrency during the three months ended September 30, 2025.

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2025 and March 31, 2025 were as follows (in thousands):

	September 30,	March 31,
	2025	2025
Accounts payable	$18,653	$15,269
Accrued liabilities	6,436	7,879
Accrued stock to be issued	4,045	2,032
Lease liabilities, current	10	-
	$29,144	$25,180

Accrued revenue share can be attributed to monies owed to content creators who provide their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time that revenue is recognized. Accrued stock to be issued can be attributed to monies to be paid out to content providers in stock.

Note 8 — Notes Payable

Notes payable at September 30, 2025 and March 31, 2025 were as follows (in thousands):

	September 30,	March 31,
	2025	2025
SBA loan	$149	$150
Capchase loan	284	623
	433	773
Less: Current portion of Notes payable	(284)	(623)
Notes payable	$149	$150

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

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed the amount of $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the Debentures (as defined below) and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026. As of September 30, 2025, the Company was in compliance with covenants under the Capchase agreement.

Maturities of notes payables as of September 30, 2025 were as follows (in thousands):

For Years Ending March 31,
2026 (remaining six months)	$289
2027	4
2027	4
2028	4
2029	4
Thereafter	128
Total	$433

Note 9 — Convertible Note

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

Debentures Amendment

On  August 5, 2025, the Company amended certain defined terms contained in the Initial Debentures, to provide that the Company and/or its subsidiaries shall be permitted to purchase Bitcoin, Solana or Ethereum (collectively, “Crypto”) up to an amount as agreed to by the parties from time to time in one or more transactions in accordance with the investment guidelines adopted by the Company from time to time and reasonably acceptable to the Purchasers (the “Guidelines”), and that the Company may retain one or more investment managers to engage in a Bitcoin yield strategy or other active management of any purchased Crypto in accordance with the Guidelines, in each case to further enable the Company to pursue its recently announced digital asset treasury strategy. The terms of the Initial Debentures and other transactions documents entered into in connection therewith remain unchanged. Pursuant to the Security Agreement entered into by the parties in connection with the issuance of the Initial Debentures, the Purchasers will have a security interest in any purchased Crypto.

The resulting discount from the original issuance discount and underwriting fees, of $1.6 million and is being amortized using the effective interest method. Interest expense resulting from the amortization of the discount for the three and six months ended September 30, 2025 was $0.1 million and $0.3 million, respectively.

Interest expense with respect to the Initial Debentures for the three and six months ended September 30, 2025 was $0.2 million and $0.7 million, respectively. The Initial Debentures include a covenant relating to the requirement to maintain a certain amount cash in the amount of $7.5 million.

As of September  30, 2025, the Company was in compliance with its debt covenants associated with the Initial Debentures.

Note 10 — Senior Secured Line of Credit

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

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended September 30, 2025 was 10.00%

On September 8, 2023 and effective as of August 22, 2023, the Company entered into a new Business Loan Agreement (the “2023 Business Loan Agreement”) with the Senior Lender, to convert the Company’s revolving credit facility with the Senior Lender into an assets backed loan credit facility with the Senior Lender, which continued to be collateralized by a first lien on all of the assets of the Company and its subsidiaries (the “ABL Credit Facility”). The 2023 Business Loan Agreement provided the Company with borrowing capacity of up to the Borrowing Base (as defined in the 2023 Business Loan Agreement). Pursuant to the 2023 Business Loan Agreement, the requirement that the Company and its related entities shall at all times maintain a certain minimum deposit with the Senior Lender was reduced from $8,000,000 to $5,000,000.

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

As a result of the issuance of the Initial Debentures, the Company paid off the balance of the ABL Credit Facility in full. Interest expense for the six months ended September 30, 2025 and 2024 was $0.2 million and $0.8 million, respectively.

Note 11 — Related Party Transactions

As of March 31, 2022, the Company had unsecured 8.5% Senior Secured Convertible Notes previously issued to Trinad Capital (as defined below). In  February 2023, the Trinad Notes along with accrued interest thereunder were converted into 6,177 shares of Series A Preferred Stock, with a stated value of $1,000 per share of Series A Preferred Stock and convertible at $2.10 per share, and Trinad Capital also received 200,000 shares of the Company's common stock. On  April 1, 2024, Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 161,671 shares of the Company’s common stock and received 53,540 three-year warrants to purchase the Company’s common stock exercisable at a price of $21.00 per share. For the six months ended September 30, 2025 and 2024, the Company issued 289.69 and 228.76 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock. As of September 30, 2025, Trinad Capital owned 4,298.81 shares of Series A Preferred Stock.

On September 8, 2023, PodcastOne completed its Direct Listing on the Nasdaq Capital Market which resulted in the Company owning 15,672,186 shares of common stock of PodcastOne along with 1,100,000 common stock warrants to purchase shares of PodcastOne's common stock with an exercise price of $3.00 per share, which remain outstanding of September 30, 2025. Also, on September 8, 2023, PodcastOne issued 147,044 shares of PodcastOne common stock to the Company's CEO as a result of his ownership of the Company's Series A Preferred Stock and its terms requiring such issuance.

During the six months ended September 30, 2025 and the year ended  March 31, 2025, the Company received 584,418 and 1,315,880 shares of PodcastOne's common stock with a fair value of $0.8 million and $2.5 million, respectively, in exchange for amounts owed under a cost sharing arrangement between PodcastOne and the Company.

During the six months ended September 30, 2025 and 2024, the Company issued or reserved for issuance 2,241 and 4,611 shares of its common stock with a value of $0.1 million and $0.1 million to relatives of the CEO for services performed, respectively.

Note 12 — Leases

The Company leases locations with lease terms that are less than 12 months or are on month to month terms. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $ 0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Rent expense for these operating leases totaled $0.2 million and $0.4 million for the six months ended September 30, 2025 and 2024, respectively.

Operating lease costs for the six months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2025	2024
Fixed rent cost	$153	$243
Short term lease cost	70	110
Total operating lease cost	$223	$353

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30,	March 31,
Operating leases	2025	2025
Operating lease right-of-use assets	$80	$97

Operating lease liability, current	$10	$-
Operating lease liability, noncurrent	76	99
Total operating lease liabilities	$86	$99

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

Lease and non-lease components – non-lease components were considered and determined not to be material.

Note 13 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2025	2025
Accrued royalties	$7,734	$7,392
Accrued legal	55	1,606
Accrued sales tax	3,416	2,375
Other long-term liabilities	1	863
Total other long-term liabilities	$11,206	$12,236

The Company classified $7.5 million and $7.4 million of accrued royalties into long term based on contractual arrangements with the royalty holders as of September 30, 2025 and March 31, 2025, respectively. In addition, the Company accrued $0.1 million and $1.6 million into long term liabilities as a result of the Sound Exchange settlement as of September 30, 2025 and March 31, 2025, respectively.

Note 14 — Commitments and Contingencies

Contractual Obligations

As of  September 30, 2025, the Company is obligated under agreements with various music right holders and labels, festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers and other contractual obligations to make guaranteed payments as follows: $8.9 million for the fiscal year ending  March 31, 2026, $4.5 million for the fiscal year ending March 31, 2026, $0.5 million for the fiscal year ending March 31, 2027, $0.4 million for the fiscal year ending March 31, 2028 and $0.4 million thereafter.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of September 30, 2025, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On January 15, 2025, PodcastOne entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across PodcastOne’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay PodcastOne a minimum guarantee of $15.0 million over the term of the Agreement based on PodcastOne achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if PodcastOne achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between PodcastOne and ART19 based on gross sales revenue achieved by PodcastOne under the Agreement. During the three and six months ended September 30, 2025 the Company recognized $1.4 million and $2.8 million in revenue associated with the minimum guarantee, respectively.

Employment Arrangements

As of September 30, 2025, the Company has an employment agreement and employment arrangement with its two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.3 million on an annual basis. Furthermore, such employment agreement contains a severance clause that could require severance payments in the aggregate amount of $0.03 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officer) to the Company’s CFO.

On June 27, 2025 and effective as of  June 1, 2025 (the “Effective Date”), PodcastOne entered into a new employment agreement with Kit Gray, the Company’s current President of PodcastOne (the “Gray Employment Agreement”). Pursuant to the Gray Employment Agreement, Mr. Gray was granted, among other things, 15,000 restricted stock units of the Company.

On  June 27, 2025 and effective as of the Effective Date, the Company entered into a new employment agreement with Sue McNamara, the Company’s current Chief Revenue Officer of PodcastOne (the “McNamara Employment Agreement”). Pursuant to the McNamara Employment Agreement, Ms. McNamara was granted, among other things, 2,500 restricted stock units of the Company.

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  September 30, 2025, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

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

In April 2021, Schuyler Hoversten, a former employee of the Company, filed a complaint in the Superior Court of the State of California, County of Los Angeles (Central) against each of the Company and Mr. Ellin. The plaintiff alleged claims for breach of oral contract, breach of implied covenant of good faith and fair dealing, breach of implied contract, intentional misrepresentation, negligent misrepresentation, promissory estoppel and nonpayment of wages. Plaintiff is seeking monetary damages and punitive and exemplary damages in an amount to be proven at trial and or constitutionally permissible, as well as interest and reasonable attorneys’ fees. The trial in this matter was held in late September and early October 2025. On October 8, 2025, after a conclusion of the jury trial in this matter, the court issued an order with the jury’s verdict awarding the plaintiff a total of approximately $800,000 as monetary damages. The plaintiff may also be entitled to pre- and post-judgment interest at the statutory rate of 10%. The Company plans to appeal the verdict in this matter and believes that it has strong grounds to prevail in this matter on appeal and/or seek a settlement of this matter for a reduced amount of damages.

Note 15 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three and six months ended September 30, 2025 and 2024.

Note 16 — Stockholders’ Deficit

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

Reverse Stock Split

Effective September 26, 2025, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of the Company's issued and outstanding pre- Reverse Stock Split shares of common stock, were combined into one share of Common Stock. Stockholders who otherwise were entitled to receive fractional shares of common stock received cash (without interest) in lieu of any fractional shares. In connection with the Reverse Stock Split, there was no change in the par value per share of common stock of $0.001. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio were made to the Company’s outstanding warrants and its other convertible instruments and upon the exercise or vesting of all stock options such that every 10 shares of common stock that may be issued upon the exercise of the Company's warrants and stock options and conversion of its other convertible instruments held immediately prior to the Reverse Stock Split represent one share of common stock that may be issued upon exercise of such warrants and stock options and conversion of the other convertible instruments immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of common stock attributable to the Company's warrants and stock options and the conversion price of its other convertible instruments immediately prior to the Reverse Stock Split was proportionately increased by a multiple of 10 following the Reverse Stock Split.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in this Quarterly Report on Form 10-Q, including these financial statements, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase of up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 61,761 and 41,816 shares of its common stock under its stock repurchase program for the six months ended September 30, 2025 and 2024 for a total of $0.6 million and $1.0 million, respectively.

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

The Company had the option (the “Optional Redemption Right”), on or before the Mandatory Redemption Date (as defined herein), to purchase up to $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds at a cash redemption price per share of Series A Preferred Stock equal to the Stated Value (the “Redemption Price”). The Company was required on or before August 3, 2024 (the “Mandatory Redemption Date”), and in any event if prior to the Mandatory Redemption Date the Company consummated any financing transaction in which the Company, directly or indirectly, raised, in aggregate, gross proceeds of more than $20,000,000 of new capital, to purchase $5,000,000 in aggregate of the then outstanding shares of Series A Preferred Stock held by the Harvest Funds (the “Mandatory Redemption Amount”) at the Redemption Price (the “Mandatory Redemption”). If the Optional Redemption Right was exercised up to the full $5,000,000 amount, the Mandatory Redemption requirement would be terminated; provided that if the Optional Redemption Right was exercised in any amount less than $5,000,000, the Mandatory Redemption Amount would be reduced by the amount that the Optional Redemption Right has been elected and exercised. Without the prior express consent of the majority of the votes entitled to be cast by the holders of Series A Preferred Stock outstanding at the time of such vote (the “Majority Holders”), the Company shall not authorize or issue any additional or other shares of its capital stock that are (i) of senior rank to the Series A Preferred Stock or (ii) of pari passu rank to the Series A Preferred Stock, in each case in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation. Pursuant to the Letter Agreements (as defined below), the Harvest Funds agreed (x) that any future dividends payable on the Series A Preferred Stock shall be paid in-kind or in cash at the option of the Company; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds, Trinad Capital shall receive the dividend solely in kind, (y) to delete the Mandatory Redemption requirement.

Pursuant to the Exchange Agreements, the Company agreed that at any time that any of the shares of Series A Preferred Stock issued to the Harvest Funds are outstanding, (i) to directly or through its 100% owned subsidiaries (as applicable), to own on a fully diluted basis at least 66% of the total equity and voting rights of any and all classes of securities of each of PodcastOne, Slacker, PPV One, Inc., and LiveXLive Events, LLC subsidiaries of the Company, (ii) not to issue shares of its common stock or convertible equity securities at a price less than $2.10 per share (subject to certain exceptions), provided, that such consent shall not be required in connection with any merger, acquisition or other business combinations of the Company and/or any of its subsidiaries with any unaffiliated third party, (iii) not to raise more than an aggregate of $20,000,000 of capital in one or more offerings, including without limitation, one or more equity or debt offerings or a combination thereof, on an accumulated basis commencing after February 3, 2023 (the “Qualified Offering”); provided, that such consent shall not be required for any equity financing of the Company at a price of $2.25 per share or above, and (iv) if after February 3, 2023 the Company distributes any of its assets or any shares of its common stock or Common Stock Equivalents (as defined in the Exchange agreements) of any of its subsidiaries pro rata to the record holders of any class of shares of its common stock, the Company shall distribute to the Holders its pro rata portion of any such distribution (calculated on an as-converted basis with respect to the then outstanding Series A Preferred Stock) concurrently with the distribution to the then record holders of any class of its common stock (including an applicable distribution of shares of PodcastOne’s common stock to the Harvest Funds in connection with PodcastOne’s Spin-Out (as defined below) and special dividend of PodcastOne’s common stock to the Company’s stockholders of record), in each case without the Majority Holders’ prior written consent. Any breach of the aforementioned covenants shall constitute a material breach, which if uncured, shall result in the issuance of an aggregate of 56,473 shares of the Company’s restricted common stock (the “Default Shares”) to the Holders for each five trading days (or pro rata thereof) after the date of the breach; provided, that if such breach is cured within the applicable cure period, no Default Shares shall be issued.

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

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value. During the six months ended September 30, 2025 and 2024, the Company issued 426 and 378 shares of its Series A Preferred Stock as a dividend in accordance with terms of the Certificate of Designation. As of September 30, 2025, there were 7,947 shares of Series A Preferred Stock issued and outstanding, and 378,417 shares of the Company’s common stock were underlying such shares of Series A Preferred Stock as of such date based on its conversion price.

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

Equity Offering

On  July 15, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which the Company issued and sold to the Underwriter 1,360,833 shares (the “Shares”) of the Company’s common stock at an offering price of $7.50 per Share and which included the grant to the Underwriter of an option for the issuance and sales of up to 177,500 additional Shares (the “Option”) to be sold by the Company (the “Offering”). The aggregate gross proceeds to the Company from the Offering was approximately $9.5 million (including the exercise of the Underwriter’s Option), after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by the Company in connection with the Offering. Pursuant to the Underwriting Agreement the Company has also agreed to issue the Underwriter’s common stock purchase warrants to purchase up to 4% of the securities sold in the Offering at an exercise price of $9.375. On July 16, 2025, the Underwriter exercised the Option. The Offering, including the Option, closed on July 17, 2025.

LiveOne 2016 Equity Incentive Plan

The Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 1,260,000 shares of the Company’s common stock for issuance. On September 17, 2020, our stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 500,000 shares increasing the total up to 1,760,000 shares which the Company formally increased on June 30, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

The Company recognized share-based compensation expense of $3.6 million and $4.0 million during the six months ended September 30, 2025 and 2024, respectively. The Company recognized share-based compensation expense of $2.2 million and $2.3 million during the six months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, unrecognized compensation costs for unvested awards was $0.3 million, which is expected to be recognized over a weighted-average service period of 1.5 years.  The total tax benefit recognized related to share-based compensation expense was none for each of the three and six months ended September 30, 2025 and 2024.

The following table summarizes the activity of our options issued under the 2016 Plan to employees during the six months ended September 30, 2025:

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of March 31, 2025	220,167	$37.20
Granted	-	-
Exercised	-	-
Forfeited or expired	(10,001)	$50.60
Outstanding as of September 30, 2025	210,166	$37.36
Exercisable as of September 30, 2025	209,916	$37.34

The following table summarizes the activity of our restricted stock units under the 2016 Equity Plan issued to employees during the six months ended September 30, 2025:

Number of Shares
Outstanding as of March 31, 2025	49,395
Granted	17,500
Vested	(16,853)
Cancelled	(5,059)
Outstanding as of September 30, 2025	44,983

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

The following table summarizes the activity of PodcastOne's restricted stock units issued to its employees under the 2022 Plan during the six months ended September 30, 2025:

Number of
Shares
Nonvested as of March 31, 2025	232,350
Granted	850,000
Vested	(120,150)
Forfeited or expired	(75,000)
Nonvested as of September 30, 2025	887,200

Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $2.1 million, which is expected to be recognized over a weighted-average service period of 1.64 years.

The following table summarizes the stock compensation expense for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock-based compensation expense
Cost of sales	$1,107	$335	$2,126	$650
Sales and marketing	15	101	33	62
Product development	45	144	98	262
General and administrative	996	1,711	1,362	3,017
Total stock-based compensation expense	$2,163	$2,291	$3,619	$3,991

Non- Controlling  Interest

On September 8, 2023, the Company completed its spin out of PodcastOne from the Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out"), as a result of which 4.3 million shares of PodcastOne common stock were issued to holders outside of the Company resulting in a non-controlling interest in PodcastOne of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result, the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $ $1.5 million. In the Spin-Out, PodcastOne issued an additional 3.2 million shares to non-LVO holders primarily from the conversion of the PC1 Bridge Loan which resulted in a non-controlling interest of 26.50%, resulting in an increase of $2.5 million to non-controlling interest within the accompanying condensed consolidated statement of stockholders' deficit and mezzanine equity during the year ended March 31, 2024. In addition, as a result of the completion of the Spin-Out and PodcastOne's shares of common stock being publicly traded, the variability in the terms of the warrants issued as part of the PC1 Bridge Loan was resolved so that the warrants issued to purchase PodcastOne's common stock were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million during the year ended March 31, 2024. The Company had a non-controlling interest of 29.29% as of  September 30, 2025.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $1.4 million and $18.5 million for the three months ended  September 30, 2025 and 2024, respectively. Total revenues from the OEM were $3.1 million and $36.0 million for the six months ended  September 30, 2025 and 2024, respectively. Total receivables from the OEM were 9% and 29% of total accounts receivable as of September 30, 2025 and March 31, 2025, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $0.1 million resides in PodcastOne, $2.5 million in Slacker and $0.1 million is attributed to our Media Operations as of September 30, 2025.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following tables present the results of operations for our reportable segments for the three and six months ended September 30, 2025 and 2024:

	Three months ended
	September 30, 2025
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$15,156	$3,071	$535	$-	$18,762
Net income (loss)	$(975)	$(716)	$(1,035)	$(2,979)	$(5,705)

	Three months ended
	September 30, 2024
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$12,154	$19,558	$882	$-	$32,594
Net income (loss)	$(1,669)	$3,866	$(1,687)	$(2,827)	$(2,317)

	Six months ended
	September 30, 2025
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$30,150	$6,455	$1,364	$-	$37,969
Net income (loss)	$(2,029)	$(499)	$(2,026)	$(5,015)	$(9,569)

	Six months ended
	September 30, 2024
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$25,312	$38,262	$2,098	$-	$65,672
Net income (loss)	$(3,035)	$7,218	$(3,078)	$(4,980)	$(3,875)

Geographic Information

All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended September 30, 2025, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on our largest OEM customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, including the proposed special dividend and spin-out of our pay-per-view business, the timing of the consummation of such proposed event, including the risks that a condition to consummation of such proposed event would not be satisfied within the expected timeframe or at all or that the consummation of any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, the timing of the consummation of such proposed event will not occur; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations and/or our ability to pay any amounts due in connection with any such legal proceedings; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveOne App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on our music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in our industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims and/or our ability to pay any amounts due in connection with any such litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to extend and/or refinance our indebtedness and/or repay our indebtedness when due; the effect of the conditional conversion feature of our Series A Preferred Stock; our compliance with the covenants in our debt agreements; our ability to implement our recently announced digital asset treasury strategy and/or purchase digital assets from time to time pursuant to such strategy, including for the maximum announced amount, and other risks related to such strategy; significant legal, commercial, regulatory and technical uncertainty and risks related to Bitcoin, Ethereum and other digital assets; regulatory developments related to digital assets and digital asset markets; our intent to repurchase shares of our and/or PodcastOne's common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2025 (the “2025 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the six months ended September 30, 2025 and 2024, we reported revenue of $38.0 million and $65.7 million, respectively. We have two customers that accounted for 45% and 73% of our revenue during the six months ended September 30, 2025 and 2024 The customer is an original equipment manufacturer (the “OEM”) whose in-car music dashboard contains LiveOne music streaming button/icon, which allows OEM customers to directly connect their subscription to LiveOne. In the six months ended September 30, 2025 and 2024, total revenue from the OEM was $3.1 million and $36.0 million, respectively. In addition we have an advertising partner customer which had revenue of $14.0 million and $12.0 million for the six months ended September 30, 2025 and 2024, respectively.

Recent Developments

On July 15, 2025, holders of our Series A Preferred Stock exchanged $6.75 million of their Series A Preferred Stock into shares of our common stock at a price of $1.50 per share and were issued accompanying warrants.

On July 16, 2025, in connection with the anticipated closing of the public offering discussed below, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million digital asset treasury strategy.

On July 17, 2025, we completed an underwritten public offering of shares of our common stock for aggregate gross proceeds to us of approximately $9.5 million (including the exercise of the underwriter’s option), after deducting an underwriting discount, but before other offering expenses. We expect to use the net proceeds from the public offering to fund the acquisition of digital assets, the development and implementation of our digital currency treasury strategy and for working capital and general corporate purposes.

Effective September 26, 2025, we effected a 1-for-10 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of our issued and outstanding pre-Reverse Stock Split shares of common stock were combined into one share of our common stock. Stockholders who otherwise were entitled to receive fractional shares of our common stock received cash (without interest) in lieu of any fractional shares. In connection with the Reverse Stock Split, there was no change in the par value per share of common stock of $0.001. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio were made to our outstanding warrants and our other convertible instruments and upon the exercise or vesting of all stock options such that every 10 shares of common stock that may be issued upon the exercise of our warrants and stock options and conversion of our other convertible instruments held immediately prior to the Reverse Stock Split represent one share of our common stock that may be issued upon exercise of such warrants and stock options and conversion of the other convertible instruments immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of our common stock attributable to our warrants and stock options and the conversion price of our other convertible instruments immediately prior to the Reverse Stock Split was proportionately increased by a multiple of 10 following the Reverse Stock Split.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During our six months ended September 30, 2025 we derived 17% of our revenue from paid memberships and 80% from advertising and the remainder from merchandising and licensing.

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

For the six months ended September 30, 2025 and 2024, all material amounts of our revenue were derived from customers located in the United States and moreover, our largest OEM customer accounted for 8% and 55% of our consolidated revenue, respectively. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond September 30, 2025 could cause our revenue to fluctuate significantly.

In the long term, we plan to expand our business internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Consolidated Results of Operations

Three Months Ended September 30, 2025, as compared to Three Months Ended September 30, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Revenue:	$18,762	$32,594

Operating expenses:
Cost of sales	16,166	24,518
Sales and marketing	870	1,491
Product development	442	1,160
General and administrative	5,707	6,283
Amortization of intangible assets	146	542
Total operating expenses	23,331	33,994
Loss from operations	(4,569)	(1,400)

Other income (expense):
Interest expense, net	(1,003)	(808)
Change in fair value of digital assets	79	-
Other expense	(172)	(118)
Total other income (expense), net	(1,096)	(926)

Loss before income taxes	(5,665)	(2,326)

Provision for (benefit from) income taxes	40	(9)
Net loss	(5,705)	(2,317)
Net loss attributable to non-controlling interest	(163)	(458)
Net loss attributed to LiveOne	$(5,542)	$(1,859)

Net loss per share - basic and diluted	$(0.52)	$(0.20)
Weighted average common shares – basic and diluted	11,170,612	9,465,818

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Depreciation expense
Cost of sales	$3	$39	-92%
Sales and marketing	2	64	-97%
Product development	18	464	-96%
General and administrative	53	243	-78%
Total depreciation expense	$76	$810	-91%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$1,107	$335	230%
Sales and marketing	15	101	-85%
Product development	45	144	-69%
General and administrative	996	1,711	-42%
Total stock-based compensation expense	$2,163	$2,291	-6%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	September 30,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	86%	75%
Sales and marketing	5%	5%
Product development	2%	4%
General and administrative	30%	19%
Amortization of intangible assets	1%	2%
Impairment of intangible assets	0%	0%
Total operating expenses	124%	104%
(Loss) income from operations	-24%	-4%
Other income (expense), net	-6%	-3%
Income (loss) before income taxes	-30%	-7%
Income tax provision (benefit)	0%	0%
Net loss	-30%	-7%
Net loss attributable to non-controlling interest	-1%	-1%
Net loss attributed to LiveOne	-30%	-6%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Membership services	$3,072	$19,477	-84%
Advertising	15,183	12,309	23%
Merchandising	507	808	-37%
Total Revenue	$18,762	$32,594	-42%

Membership Revenue

Membership revenue decreased $16.4 million, or 84%, to $3.1 million for the three months ended September 30, 2025, as compared to $19.5 million for the three months ended September 30, 2024. The decrease was primarily a result of the change in terms with our largest OEM customer. Beginning on December 1, 2024, we began converting customers directly to our LiveOne music app as our largest OEM customer no longer subsidized our product.

Advertising Revenue

Advertising revenue increased $2.9 million, or 23%, to $15.2 million for the three months ended September 30, 2025, as compared to $12.3 million for the three months ended September 30, 2024, which is primarily attributable to growth in our advertising revenue of $2.0 million as a result of new partnerships and barter revenue which increased $1.0 million quarter-over-quarter.

Merchandising

Merchandising revenue decreased $0.3 million, or 37%, to 0.5 million for the three months ended September 30, 2025, as compared to $0.8 million the three months ended September 30, 2024, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Membership	$2,097	12,395	-83%
Advertising	14,001	11,368	23%
Production	15	47	-68%
Merchandising	53	708	-93%
Total Cost of Sales	$16,166	$24,518	-34%

Membership

Membership cost of sales decreased by $10.3 million, or 83%, to $2.1 million for the three months ended September 30, 2025, as compared to $12.4 million for the three months ended September 30, 2024. The decrease was in line with the lower membership revenues noted above.

Advertising

Advertising cost of sales increased by $2.6 million, or 23%, to $14.0 million for the three months ended September 30, 2025, as compared to $11.4 million for the three months ended September 30, 2024. The increase was primarily attributable to growth in our revenue share expense which is in line with increases in revenue noted above.

Production

Production cost of sales decreased by $32,000, or 68%, to $15,000 for the three months ended September 30, 2025, as compared to $47,000 for the three months ended September 30, 2024. The decrease can be attributed to lower resources used as we look to close out some of our defunct operations.

Merchandising

Merchandising cost of sales decreased by $0.6 million, or 92%, to $0.1 million for the three months ended September 30, 2025, as compared to $0.7 million for the three months ended September 30, 2024 due to the Company purchasing a higher amount of merchandise in the prior year based on higher demand.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Sales and marketing expenses	$870	$1,491	-42%
Product development	442	1,160	-62%
General and administrative	5,707	6,283	-9%
Amortization of intangible assets	146	542	-73%
Total Other Operating Expenses	$7,165	$9,476	-24%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.6 million, or 42%, to $0.9 million for the three months ended September 30, 2025, as compared to $1.5 million for the three months ended September 30, 2024, primarily driven by employee costs.

Product Development

Product development expenses decreased by $0.8 million, or 62%, to $0.4 million for the three months ended September 30, 2025, as compared to $1.2 million for the three months ended September 30, 2024, which was driven by an decrease in employee costs.

General and Administrative

General and administrative expenses decreased by $0.6 million, or 9%, to $5.7 million for the three months ended September 30, 2025, as compared to $6.3 million for the three months ended September 30, 2024, largely due to a decrease in employee cost and depreciation as a result of impairments to long lived assets in the fourth quarter of our fiscal year ended March 31, 2025 ("fiscal 2025").

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.4 million, or 73%, to $0.1 million for the three months ended September 30, 2025, as compared to $0.5 million for the three months ended September 30, 2024. The decrease can be attributed to a portion of the intangible assets reaching their full lives of amortization and impairments recorded in the fourth quarter of fiscal 2025.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Total other income (expense), net	$(1,096)	$(926)	18%

Total other expense increased by $0.2 million, or 18%, to an expense of $1.1 million for the three months ended September 30, 2025, as compared to $0.9 million of expense for the three months ended September 30, 2024. The increase is primarily driven by an increase in interest expense as a result of the convertible debentures offset by a reduction interest expense due to the pay down of the line of credit.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the three months ended September 30, 2025 was $0.5 million compared to $0.5 million for the three months ended September 30, 2024, which resulted from the spin out of PodcastOne from our Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out").

Business Segment Results

Three Months Ended September 30, 2025, as compared to Three Months Ended September 30, 2024

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Revenue	$15,156	$12,154	25%
Cost of Sales	13,543	11,142	22%
Sales & Marketing, Product Development and G&A	2,047	2,171	-6%
Intangible Asset Amortization	125	328	-62%
Operating Income (Loss)	$(559)	$(1,487)	-62%
Operating Margin	-4%	-12%	-70%
Adjusted EBITDA*	$1,086	$(403)	-369%
Adjusted EBITDA Margin*	7%	-3%	10%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $3.0 million, or 25%, during the three months ended September 30, 2025, primarily due to increased advertising and new partners signed up to revenue contracts.

Operating Income (Loss)

Operating loss decreased by $0.9 million or 62%, for the three months ended September 30, 2025, as the increase in revenue was complimented by the decrease in operating expenses due to growing the business.

Adjusted EBITDA

Adjusted EBITDA* increased by $1.5 million, or 369%, to $1.1 million for the three months ended September 30, 2025, as compared to $(0.4) million for the three months ended September 30, 2024. This was largely due to an increase in revenue and talent based expenses.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Revenue	$3,071	$19,558	-84%
Cost of Sales	2,555	12,622	-80%
Sales & Marketing, Product Development and G&A	726	2,186	-67%
Intangible Asset Amortization	18	89	-80%
Operating Income (Loss)	$(228)	$4,661	-105%
Operating Margin	-7%	24%	-131%
Adjusted EBITDA*	$(397)	$5,807	-107%
Adjusted EBITDA Margin*	-13%	30%	-43%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $16.5 million, or 84%, during the three months ended September 30, 2025, primarily due to a change in terms with our largest OEM customer.

Operating Income (loss)

Operating income decreased by $4.9 million, or 105%, for the three months ended September 30, 2025, driven by the decrease in revenue which was higher than the reduction in operating expenses.

Adjusted EBITDA

Adjusted EBITDA* decreased by $6.2 million, or 107%, to $(0.4) million for the three months ended September 30, 2025, as compared to $5.8 million for the three months ended September 30, 2024. This was largely due to lower revenue achieved for the three months ended September 30, 2025, which resulted in a lower Contribution Margin in the current period.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	September 30,
	2025	2024	% Change
Revenue	$535	$882	-39%
Cost of Sales	68	754	-91%
Sales & Marketing, Product Development and G&A	1,398	1,660	-16%
Intangible Asset Amortization	3	125	-98%
Operating Income (Loss)	$(934)	$(1,657)	-44%
Operating Margin	-175%	-188%	-7%
Adjusted EBITDA*	$(264)	$(841)	-69%
Adjusted EBITDA Margin*	-49%	-95%	46%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.3 million, or 39%, to $0.5 million during the three months ended September 30, 2025, as compared to $0.9 million for the three months September 30, 2024, primarily due to decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Income (Loss)

Operating loss decreased by $0.7 million, or 44%, to $0.9 million for the three months ended September 30, 2025 from $1.7 million for the three months ended September 30, 2024, as a result of a decrease in Contribution Margin.

Adjusted EBITDA

Adjusted EBITDA* loss decreased by $0.6 million, or 69%, to a $(0.3) million loss for the three months ended September 30, 2025, as compared to a $(0.8) million loss for the three months September 30, 2024. This was largely due to the decrease in expenses compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Three months ended		Change
	September 30,		2025 vs.
	2025	2024	2024
Sales & Marketing, Product Development, and G&A	$2,848	$2,917	-2%
Operating Loss	$(2,848)	$(2,917)	-2%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(1,443)	$(1,678)	-14%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss decreased by $0.1 million, or 2%, to $2.8 million for the three months ended September 30, 2025, as compared to $2.9 million for the three months ended September 30, 2024, largely due to a decrease in employee costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss decreased $0.3 million, or 14%, to $(1.4) million for the three months ended September 30, 2025 as compared to $(1.7) million for the three months ended September 30, 2024. The decrease was largely due to the decrease in costs noted above.

Six Months Ended September 30, 2025, as compared to Six Months Ended September 30, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Six Months Ended
	September 30,
	2025	2024

Revenue:	$37,969	$65,672

Operating expenses:
Cost of sales	32,991	49,605
Sales and marketing	2,131	2,922
Product development	1,376	2,231
General and administrative	9,782	11,790
Amortization of intangible assets	291	1,134
Impairment of intangible assets	-	176
Total operating expenses	46,571	67,858
Loss from operations	(8,602)	(2,186)

Other income (expense):
Interest expense, net	(1,690)	(1,667)
Change in fair value of digital assets	79	-
Other income (expense)	684	18
Total other expense, net	(927)	(1,649)

Loss before provision for income taxes	(9,529)	(3,835)

Provision for income taxes	40	40
Net loss	(9,569)	(3,875)
Net loss attributable to non-controlling interest	(434)	(846)
Net loss attributed to LiveOne	$(9,135)	$(3,029)

Net loss per share – basic and diluted	$(0.98)	$(0.43)

Weighted average common shares – basic and diluted	10,048,453	9,460,506

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Depreciation expense
Cost of sales	$26	$76	-66%
Sales and marketing	75	131	-43%
Product development	601	926	-35%
General and administrative	(481)	498	-197%
Total depreciation expense	$221	$1,631	-86%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$2,126	$650	227%
Sales and marketing	33	62	-47%
Product development	98	262	-63%
General and administrative	1,362	3,017	-55%
Total stock-based compensation expense	$3,619	$3,991	-9%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Six Months Ended
	September 30,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	87%	76%
Sales and marketing	6%	4%
Product development	4%	3%
General and administrative	26%	18%
Amortization of intangible assets	1%	2%
Impairment of intangible assets	0%	0%
Total operating expenses	123%	103%
Loss from operations	-23%	-3%
Other income (expense)	2%	0%
Loss before income taxes	-25%	-6%
Income tax provision	0%	0%
Net loss	-25%	-6%
Net loss attributable to non-controlling interest	-1%	-1%
Net loss attributed to LiveOne	-24%	-5%

Revenue

Revenue was as follows (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Membership services	$6,397	$38,326	-83%
Advertising	30,275	25,383	19%
Merchandising	1,297	1,963	-34%
Total Revenue	$37,969	$65,672	-42%

Membership Revenue

Membership revenue decreased $31.9 million, or 83%, to $6.4 million for the six months ended September 30, 2025, as compared to $38.3 million for the six months ended September 30, 2024. The decrease was primarily a result of the change in terms with our largest OEM customer. Beginning on December 1, 2024, we began converting customers directly to our LiveOne music app as our largest OEM customer no longer subsidized our product.

Advertising Revenue

Advertising revenue increased $4.9 million, or 19%, to $30.3 million for the six months ended September 30, 2025, as compared to $25.4 million for the six months ended September 30, 2024, which is primarily attributable to growth in our advertising revenue of $2.8 million and barter revenue which increased $2.0 million quarter-over-quarter.

Merchandising

Merchandising revenue decreased $0.7 million, or 34%, to $1.3 million for the six months ended September 30, 2025, as compared to $2.0 million the six months ended September 30, 2024, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Cost of Sales

Cost of sales was as follows (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Membership	$4,465	$24,560	-82%
Advertising	27,827	23,214	20%
Production	573	115	398%
Merchandising	126	1,716	-93%
Total Cost of Sales	$32,991	$49,605	-33%

Membership

Membership cost of sales decreased by $20.1 million, or 82%, to $4.5 million for the six months ended September 30, 2025, as compared to $24.6 million for the six months ended September 30, 2024. The decrease was in line with the lower membership revenues noted above.

Advertising

Advertising cost of sales increased by $4.6 million, or 20%, to $27.8 million for the six months ended September 30, 2025, as compared to $23.2 million for the six months ended September 30, 2024. The increase was primarily attributable to growth in our revenue share expense which is in line with increases in revenue noted above.

Production

Production cost of sales increased by $0.5 million, or 398%, to $0.6 million for the six months ended September 30, 2025, as compared to $0.1 million for the six months ended September 30, 2024. The increase can be attributed to additional resources hired to close out some of the operations.

Merchandising

Merchandising cost of sales decreased by $1.6 million, or 93%, to $0.1 million for the six months ended September 30, 2025, as compared to $1.7 million for the six months ended September 30, 2024 due to the Company purchasing a higher amount of merchandise in the prior year based on higher demand.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Sales and marketing expenses	$2,131	$2,922	-27%
Product development	1,376	2,231	-38%
General and administrative	9,782	11,790	-17%
Amortization of intangible assets	291	1,134	-74%
Impairment of intangible assets	-	176	-100%
Total Other Operating Expenses	$13,580	$18,253	-26%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.8 million, or 27%, to $2.1 million for the six months ended September 30, 2025, as compared to $2.9 million for the six months ended September 30, 2024, primarily driven by employee costs.

Product Development

Product development expenses decreased by $0.8 million, or 38%, to $1.4 million for the six months ended September 30, 2025, as compared to $2.2 million for the six months ended September 30, 2024, which was driven by an increase in employee costs.

General and Administrative

General and administrative expenses decreased by $2.0 million, or 17%, to $9.8 million for the six months ended September 30, 2025, as compared to $11.8 million for the six months ended September 30, 2024, largely due to a decrease in depreciation of $0.9 million as a result of impairments to long lived assets in the fourth quarter of our fiscal year ended March 31, 2025 ("fiscal 2025").

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.8 million, or 74%, to $0.3 million for the six months ended September 30, 2025, as compared to $1.1 million for the six months ended September 30, 2024. The decrease can be attributed to a portion of the intangible assets reaching their full lives of amortization and impairments recorded in the fourth quarter of fiscal 2025.

Impairment of Intangible Assets

Impairment of intangible assets decreased $0.2 million to none for the six months ended September 30, 2025, as compared to $0.2 million for the six months ended September 30, 2024, which is attributed to the impairment of intangible assets of PodcastOne (see Note 4 – Goodwill and Intangible Assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report).

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Total other expense, net	$(927)	$(1,649)	-44%

Total other expense decreased by $0.7 million, or 44%, to expense of $0.9 million for the six months ended September 30, 2025, as compared to $1.6 million of expense for the six months ended September 30, 2024. The decrease is primarily driven by an increase in interest expense attributed to the convertible debt offset by a reduction of interest expense due to the pay down of the line of credit.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the six months ended September 30, 2025 was $0.7 million compared to $0.8 million for the six months ended September 30, 2024, which resulted from the Spin-Out of PodcastOne.

Business Segment Results

Six Months Ended September 30, 2025, as compared to Six Months Ended September 30, 2024

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Revenue	$30,150	$25,312	19%
Cost of Sales	27,097	22,851	19%
Sales & Marketing, Product Development and G&A	4,058	4,260	-5%
Intangible Asset Amortization	250	881	-72%
Operating Loss	$(1,255)	$(2,680)	-53%
Operating Margin	-4%	-11%	-61%
Adjusted EBITDA*	$1,666	$(710)	-335%
Adjusted EBITDA Margin*	6%	-3%	-297%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $4.8 million, or 19%, during the six months ended September 30, 2025, primarily due to increased advertising.

Operating Income (Loss)

Operating loss decreased by $1.4 million or 53%, for the six months ended September 30, 2025, as the increase in revenue was complimented by the decrease in operating expenses due to growing the business.

Adjusted EBITDA

Adjusted EBITDA* increased by $2.4 million, or 335%, to $1.7 million for the six months ended September 30, 2025, as compared to $(0.7) million for the six months ended September 30, 2024. This was largely due to an increase in revenue and expenses.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Revenue	$6,455	$38,262	-83%
Cost of Sales	5,196	24,294	-79%
Sales & Marketing, Product Development and G&A	1,647	4,306	-62%
Intangible Asset Amortization	39	179	-78%
Operating Income	$(427)	$9,483	-105%
Operating Margin	-7%	25%	-127%
Adjusted EBITDA*	$(587)	$11,232	-105%
Adjusted EBITDA Margin*	-9%	29%	-131%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $31.8 million, or 83%, during the six months ended September 30, 2025, primarily due to a change in terms with our largest OEM customer.

Operating Income (loss)

Operating loss increased by $9.9 million, or 105%, for the six months ended September 30, 2025, driven by the decrease in revenue which was higher than the reduction in operating expenses.

Adjusted EBITDA

Adjusted EBITDA* decreased by $11.8 million, or 105%, to $(0.6) million for the six months ended September 30, 2025, as compared to $11.2 million for the six months ended September 30, 2024. This was largely due to lower revenue achieved for the six months ended September 30, 2025, which resulted in a lower Contribution Margin in the current period.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Six Months Ended
	September 30,
	2025	2024	% Change
Revenue	$1,364	$2,098	-35%
Cost of Sales	698	2,460	-72%
Sales & Marketing, Product Development and G&A	2,557	3,034	-16%
Intangible Asset Amortization	2	250	-99%
Operating Loss	$(1,893)	$(3,646)	-48%
Operating Margin	-139%	-174%	-20%
Adjusted EBITDA*	$(979)	$(1,479)	-34%
Adjusted EBITDA Margin*	-72%	-70%	2%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.7 million, or 35%, to $1.4 million during the six months ended September 30, 2025, as compared to $1.4 million for the six months September 30, 2024, primarily due to decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Income (Loss)

Operating loss decreased by $1.8 million, or 48%, to $1.9 million for the six months ended September 30, 2025 from $3.6 million for the six months ended September 30, 2024, primarily as a result of the $1.8 million decrease in cost of sales as the company reduced spending on some lines of their business.

Adjusted EBITDA

Adjusted EBITDA* loss decreased by $0.5 million, or 34%, to $(1.0) million for the six months ended September 30, 2025, as compared to a $(1.5) million loss for the six months September 30, 2024. This was largely due to the decrease in revenue compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Six months ended		Change
	September 30,		2025 vs.
	2025	2024	2024
Sales & Marketing, Product Development, and G&A	$5,027	$5,343	-6%
Operating Loss	$(5,027)	$(5,343)	-6%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(2,929)	$(3,255)	-10%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss decreased by $0.3 million, or 6%, to $5.0 million for the six months ended September 30, 2025, as compared to $5.3 million for the six months ended September 30, 2024, largely due to a decrease in employee costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss increased $0.3 million, or 10%, to $(2.9) million for the six months ended September 30, 2025 as compared to $(3.3) million for the six months ended September 30, 2024. The increase was largely due to the increase in costs noted above.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and six months ended September 30, 2025 and 2024 (in thousands):

				Non-
				Recurring
	Net	Depreciation		Acquisition and	Other	(Benefit)
	Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended September 30, 2025
Operations – PodcastOne	$(975)	$131	$1,930	$-	$-	$-	$1,086
Operations – Slacker	(716)	29	(29)	2	317	-	(397)
Operations – Other	(1,035)	63	572	35	101	-	(264)
Corporate	(2,979)	-	(310)	1,128	678	40	(1,443)
Total	$(5,705)	$223	$2,163	$1,165	$1,096	$40	$(1,018)

Three Months Ended September 30, 2024
Operations – PodcastOne	$(1,669)	$394	$861	$-	$-	$11	$(403)
Operations – Slacker	3,866	743	526	30	642	-	5,807
Operations – Other	(1,687)	214	198	404	30	-	(841)
Corporate	(2,827)	2	706	207	254	(20)	(1,678)
Total	$(2,317)	$1,353	$2,291	$641	$926	$(9)	$2,885

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Six Months Ended September 30, 2025
Operations – PodcastOne	$(2,029)	$283	$3,395	$17	$-	$-	$1,666
Operations – Slacker	(499)	100	63	(8)	(243)	-	(587)
Operations - Other	(2,026)	129	753	35	130	-	(979)
Corporate	(5,015)	1	(592)	1,597	1,040	40	(2,929)
Total	$(9,569)	$513	$3,619	$1,641	$927	$40	$(2,829)

Six Months Ended September 30, 2024
Operations – PodcastOne	$(3,035)	$1,013	$1,263	$38	$-	$11	$(710)
Operations – Slacker	7,218	1,493	1,032	176	1,313	-	11,232
Operations - Other	(3,078)	431	508	600	60	-	(1,479)
Corporate	(4,980)	3	1,188	229	276	29	(3,255)
Total	$(3,875)	$2,940	$3,991	$1,043	$1,649	$40	$5,788

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	September 30,
	2025	2024

Revenue:	$18,762	$32,594
Less:
Cost of sales	(16,166)	(24,518)
Amortization of developed technology	(155)	(691)
Gross Profit	2,441	7,385

Add back:
Share-based compensation	1,107	335
Depreciation	3	39
Developed technology	155	691
Contribution Margin	$3,706	$8,450

	Six Months Ended
	September 30,
	2025	2024

Revenue:	$37,969	$65,672
Less:
Cost of sales	(32,991)	(49,605)
Amortization of developed technology	(367)	(1,466)
Gross Profit	4,611	14,601

Add back:
Share-based compensation	2,126	22
Depreciation	26	37
Developed technology	367	60
Contribution Margin	$7,130	$14,720

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2025, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $11.8 million, which primarily are invested in Bitcoin and cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, incurrence of debt, the issuance of convertible notes and public offerings of our common shares. On July 16, 2025, in connection with the closing of our public offering, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million digital asset treasury strategy. As of September 30, 2025, we have a convertible note balance of $15.2 million, the Capchase Loan (as defined below) of $0.5 million and an SBA loan balance of $0.1 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $9.6 million for the six months ended September 30, 2025, and cash used in operating activities of $6.3 million for the six months ended September 30, 2025 and had a working capital deficiency of $13.1 million as of September 30, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

On October 1, 2024, we announced an amended relationship with our largest OEM customer. Effective December 1, 2024, the OEM customer no longer subsidizes our products to some of its customers, however, we offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of our LiveOne music app. The direct subscription to our LiveOne app allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. Our LiveOne music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay us monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in our relationship with the OEM customer in October 2024 is likely to cause our liquidity and cash flows to fluctuate significantly beyond September 30, 2025. Our liquidity will depend upon our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as our ability to enter into new B2B agreements to provide our services that could materially contribute to our liquidity and cash flows. In addition, our liquidity will depend on our ability to negotiate with our music labels, publishers and other partners to achieve flexibility in the terms of our license agreements to match our OEM driver conversions. Furthermore, our liquidity will be dependent on our ability to extend and/or refinance the terms of our senior secured line of credit and/or our ability to pay any amounts that we have agreed to pay under the SX Settlement Agreement.

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

On July 16, 2025, in connection with the anticipated closing of the public offering discussed below, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million digital asset treasury strategy. During the three months ended September 30, 2025 we purchased $5.0 million of Bitcoin.

On July 17, 2025, we completed an underwritten public offering of shares of our common stock for aggregate gross proceeds to us of approximately $9.5 million (including the exercise of the underwriter’s option), after deducting an underwriting discount, but before other offering expenses. We expect to use the net proceeds from the public offering to fund the acquisition of cryptocurrencies, the development and implementation of our digital assset treasury strategy and for working capital and general corporate purposes.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals rights, our working capital, corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities, and to further implement our digital asset treasury strategy. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings, and sale of our investments, and to further implement our digital asset treasury strategy. We expect to make additional strategic acquisitions to further grow our business and continue to implement our digital asset treasury strategy, which may require significant investments, capital raising and/or acquisition of additional debt in the near and long term. Over the next twelve to eighteen months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid users that we add to our businesses and capital resources needed to implement our digital asset treasury strategy, including for the maximum announced amount.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the Debentures, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, notes, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies, and to further implement our digital asset treasury strategy. We may also use our current cash and cash equivalents to repurchase some or all of our Debentures, and pay down our debt, in part or in full, subject to repayment limitation set forth in the applicable debt agreements. Management plans to fund our operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of our equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a new universal shelf Registration Statement on Form S-3 (the “Shelf S-3”) with the SEC on February 4, 2025, which was declared effective by the SEC on February 17, 2025. Under the  Shelf S-3, we have the ability to raise up to $150.0 million in cash from the sale of our equity, debt and/or other financial instruments. In May 2024, we entered into an at-the-market agreement with Roth Capital Partners, LLC ("Roth"), pursuant to which we may, while the Shelf S-3 continues to be effective, offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Roth acting as our sales agent. As of the filing of this Quarterly Report, we have not sold any shares under such at-the-market agreement.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the six months ended September 30, 2025 and 2024 (in thousands):

	Six Months Ended
	September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(6,254)	$7,114
Net cash used in investing activities	(6,844)	(1,325)
Net cash provided by (used in) financing activities	20,703	(1,848)
Net change in cash, cash equivalents and restricted cash	$7,605	$3,941

Cash Flows (Used in) Provided by Operating Activities

For the six months ended September 30, 2025

Net cash used in operating activities of $6.3 million primarily resulted from our net loss during the period of $9.6 million, which included non-cash charges of $4.5 million largely comprised of depreciation and amortization and stock-based compensation. The remainder of our sources of cash used in operating activities of $1.2 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

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

Cash Flows Used In Investing Activities

For the six months ended September 30, 2025

Net cash used in investing activities of $6.8 million was due to the purchase of equipment and crypto digital assets of $5.0 million during the six months ended September 30, 2025.

For the six months ended September 30, 2024

Net cash used in investing activities of $1.3 million was due to the purchase of equipment during the six months ended September 30, 2024.

Cash Flows Provided by (Used in) Financing Activities

For the six months ended September 30, 2025

Net provided by financing activities of $20.7 million was due proceeds received of $15.2 million from our convertible debt and $9.4 million from the common stock offering offset by the repayment on our line of credit of $3.0 million, repayment of our Capchase Loan of $0.2 million and repurchase of common stock under the Company’s share repurchase program of $0.6 million.

For the six months ended September 30, 2024

Net cash used in financing activities of $1.8 million was due to the payment of dividends of $0.5 million, repayment of our Capchase Loan of $0.4 million and repurchase of common stock under the Company’s share repurchase program of $1.0 million.

Debt Covenants

As of September 30, 2025 we were in compliance under the Capchase Loan and the Initial Debentures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time, party to various legal proceedings arising out of our business. Certain legal proceedings in which we are involved are discussed in Note 14 - Commitments and Contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report, and are incorporated herein by reference. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025 (the “2025 Annual Report”). During the six months ended September 30, 2025, there were no material changes to the risk factors that were disclosed in our 2025 Annual Report except as noted below.

Risks Related to Our Business and Industry

We rely on our largest OEM customer for a substantial percentage of our revenue. The loss of our largest OEM customer or the significant reduction of business or growth of business from such customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend on our customer relationship with Tesla, which accounted for 8% of our consolidated revenue for the six months ended September 30, 2025, and 55% of our consolidated revenue for the six months ended September 30, 2024. Our existing agreement with Tesla governs our music services to certain of its car user base in North America, including our audio music streaming services. As of May 2025, Tesla has extended the term of our license agreement (the “license agreement”) until at least May 2026, and the license agreement is expected to continue to be renewed thereafter on its terms. Tesla has agreed to pay us for any grandfathered users for the term of the license agreement, however Tesla no longer pays us for any other users beginning December 2024. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate the license agreement to provide them with such service. Tesla may also terminate our license agreement for convenience at any time with prior notice to us. If Tesla terminates our license agreement, further modifies the services that we provide to Tesla under such agreement, requires us to renegotiate the terms of such agreement or we are unable to renew such agreement on mutually agreeable terms, no longer pays for and/or makes our music services available to Tesla’s paid grandfathered car user base, no longer makes an option for its car users to sign up for LiveOne, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant further reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $9.6 million and $20.4 million for the six months ended September 30, 2025 and fiscal year ended March 31, 2025, respectively, and cash (used in)  provided by operating activities of $(6.3) million and $6.4 million for the six months ended September 30, 2025 and fiscal year ended March 31, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $274.7 million and a working capital deficit of $13.1 million.

We expect to continue to incur substantial and increased expenses as we continue to execute our business approach, including launching our potential B2B business deals for Slacker, expanding and developing our content and platform and potentially making other accretive acquisitions, and anticipate incurring additional losses until such time that we can generate significant increases to our revenues, and/or reduce our operating costs and losses. To date, we have financed our operations through cash generated from our business, the sale of equity and/or debt securities (including convertible securities), and after PodcastOne’s acquisition by us on July 1, 2020, also through our sale of PodcastOne’s and our equity and/or debt securities (including convertible securities). The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to significantly grow our business and increase our revenues. We expect to continue to incur substantial and increased expenses as we grow our business. We also expect a continued increase in our expenses associated with our operations as a publicly-traded company. We may incur significant losses in the future for a number of other reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. As a result of the foregoing, we expect to continue to incur significant losses for the foreseeable future and we may not be able to achieve or sustain profitability.

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

Our ability to meet our total liabilities of $61.8 million as of September 30, 2025, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Risks Related to Our Company

We may not have the ability to repay the amounts then due under our Debentures at maturity.

On May 19, 2025 (the “Closing Date”), we and PodcastOne, our majority owned subsidiary, entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) we sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), we may sell at our option to the Purchasers our additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of our common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. We may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of our common stock has been equal to or greater than $42.00 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

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

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of September 30, 2025 was $15.6 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. Our existing debt agreements with the Debentures and the Capchase Loan lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of September 30, 2025, we owed $12.7 million in aggregate royalty payments to such PROs.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock and penny stock trading.

Our common stock is currently listed on Nasdaq, which has qualitative and quantitative listing criteria. In March 2025, we received a notice from the Listing Qualifications Department the Nasdaq Stock Market (“Nasdaq”), regarding the fact that the market price of our shares of common stock was below the $1.00 minimum bid price requirement for continued listing (the “Bid Price Rule”), which listing deficiency we cured in September 2025. There can be no assurance that we be able to continue to meet all of the other criteria necessary for Nasdaq to allow us to remain listed, including maintaining minimum levels of shareholders’ equity or market values of our common stock. If we fail to satisfy the applicable continued listing requirement and continue to be in non-compliance after notice and the applicable grace period ends, Nasdaq may commence delisting procedures against our Company (during which we may have additional time of up to six months to appeal and correct our non-compliance). At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the panel, that such appeal would be successful.

On January 15, 2025, the SEC approved an amendment to the Nasdaq Listing Rule 5810(c), which limits the conditions under which a listed company can use a reverse stock split to meet Nasdaq’s minimum price criteria. In particular, the amendment provides that if a company executes a reverse stock split to regain compliance with the Listing Rule but its stock price falls below $1.00 per share within one year after a company has completed a reverse split, the company will not be granted a new compliance period to address the bid price deficiency. Instead, Nasdaq will move forward with delisting proceedings. We implemented a reverse stock split on September 26, 2025 to regain compliance with the Bid Price Rule. If within 12 months of such date we fail to be in compliance with the Bid Price Rule, we would not be eligible for a new compliance period; instead, Nasdaq would proceed with delisting our shares of common stock, and we would not be able to implement a reverse stock split within such 12-month period to regain compliance with the Bid Price Rule. Furthermore, if in the future we need to implement a reverse stock split, the amendment to such Listing Rule may cause our board of directors to choose a higher reverse stock split ratio than it otherwise would have deemed appropriate and would make it more difficult for us to maintain our Nasdaq listing if our stock price dropped below the Bid Price Rule listing requirements in the future. If we need to seek to implement a reverse stock split in the future in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

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

As of July 15, 2025, the shares of our Series A Preferred Stock (together with any accrued dividends) are convertible into approximately 317,417 shares of our common stock at a price of $21.00 per share of common stock, and our outstanding Debentures are convertible into approximately 799,000 shares of our common stock at a price of $21.00 per share of common stock. The conversion of some or all of the shares of our Series A Preferred Stock and/or Debentures into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock and/or Debentures into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

Our Crypto Assets Treasury Strategy exposes us to various risks associated with cryptocurrencies.

Bitcoin and other forms of Crypto are highly volatile assets. In the 24 months preceding the filing date of this prospectus, Bitcoin has traded below $30,000 per Bitcoin and above $120,000; Ethereum has traded below $2,600 and above $4,800 per Ethereum, and Solana has traded below $100 and above $290 per Solana, respectively on Coinbase. The trading price of Bitcoin and other Crypto has significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our Crypto holdings and have not adopted a hedging strategy with respect to our Crypto. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

Crypto does not pay interest or dividends. Crypto does not pay interest or other returns and we can only generate cash from our Crypto holdings if we sell our Crypto or implement strategies to create income streams or otherwise generate cash by using our Crypto holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our Crypto holdings, and any such strategies may subject us to additional risks.

Our Crypto holdings may significantly impact our financial results and the market price of our common stock. Our crypto holdings may significantly affect our financial results and if we continue to increase our overall holdings of crypto in the future, they will have an even greater impact on our financial results and the market price of our common stock. See “— Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our crypto holdings” below.

Our Crypto Assets Treasury Strategy has not been tested over an extended period of time or under different market conditions. We only recently adopted our Crypto Assets Treasury Strategy and will need to continually examine the risks and rewards of this new strategy. This new strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe Bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin treasury strategy or actions we undertake to implement it. If Crypto prices were to decrease or our Crypto Assets Treasury Strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

We are subject to counterparty risks, including in particular risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the Crypto we own in custody accounts at U.S.-based, institutional-grade custodians and attempting to negotiated contractual arrangements intended to establish that our property interest in custodially-held bitcoin may not be subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held Crypto was nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Crypto and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our Crypto from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock. There can be no assurance that our property interest in the Crypto held by our custodians will not be subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. Additionally, the Crypto we hold with our custodians and transact with our trade execution partners is not guaranteed by Anchorage Digital Bank National Association and does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Crypto.

A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our Crypto, they have, in the short-term, likely negatively impacted the adoption rate and use of Crypto. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Crypto, limit the availability to us of financing collateralized by Crypto, or create or expose additional counterparty risks.

Changes in our ownership of Crypto could have accounting, regulatory and other impacts.

While we currently own Bitcoin or may own other forms of Crypto directly, we may investigate other potential approaches to owning Crypto, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin or other forms of Crypto). If we were to own all or a portion of our Crypto in a different manner, the accounting treatment for our Crypto, our ability to use our Crypto as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of Crypto may force us to liquidate our holdings to use it as collateral, which could be negatively effected by any disruptions in the Crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of Crypto, all of which could negatively affect our business and implementation of our Crypto strategy.

Changes in the accounting treatment of our Crypto holdings could have significant accounting impacts, including increasing the volatility of our results.

In December 2023, the FASB issued ASU 2023-08, which we intend on adopting, and which requires us to measure in-scope crypto assets (including our Crypto holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet, and could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

We may use our cash and cash equivalents to purchase cryptocurrencies, the price of which has been, and will likely continue to be, highly volatile.

Bitcoin, Ethereum, Solana and other Crypto are highly volatile assets, and fluctuations in the price of such Crypto are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially, including as a result of:

●	decreased user and investor confidence in Crypto, including due to the various factors described herein;

●

investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, or of the U.S. or state governments, (ii) actual or expected significant dispositions of Crypto by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for Crypto or spot Crypto ETPs;

●

negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that Crypto can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the Crypto ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of Crypto and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;

●	changes in consumer preferences and the perceived value or prospects of Crypto;

●

competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed or held in large amounts by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●

a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of Crypto or adversely affect investor confidence in digital assets generally;

●

the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of bitcoin;

●

disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;

●

the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

●

regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●

further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the bitcoin network;

●	transaction congestion and fees associated with processing transactions on the Bitcoin, Ethereum, Solana or other networks;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●

developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and

●

changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas war to other countries in the Middle East, as well as expectations regarding changes to the regulatory environment, including for the U.S. digital asset industry.

Bitcoin, Ethereum, Solana and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin, Ethereum, Solana and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Assets Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

Moreover, the risks of engaging in a Crypto Assets Treasury Strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of Bitcoin in particular, may also impact the price of Crypto and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Crypto may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to Crypto, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for Crypto as a means of payment, and the availability and popularity of alternatives to Bitcoin, Ethereum and Solana. Even if growth in Crypto adoption occurs in the near or medium-term, there is no assurance that Crypto usage will continue to grow over the long-term.

Because Crypto has no physical existence beyond the record of transactions on the appliable blockchain, a variety of technical factors related to the applicable blockchain could also impact the price of such Crypto. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the applicable Crypto blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of such blockchain and negatively affect the price of such Crypto. The liquidity of Crypto may also be reduced and damage to the public perception of Crypto may occur, if financial institutions were to deny or limit banking services to businesses that hold Crypto, provide Crypto -related services or accept Crypto as payment, which could also decrease the price of Crypto. Similarly, the open-source nature of the Bitcoin, Ethereum and Solana blockchains means the contributors and developers of such blockchains are generally not directly compensated for their contributions in maintaining and developing the blockchains, and any failure to properly monitor and upgrade such blockchains could adversely affect such blockchains and negatively affect the price of such Crypto.

Recent actions by U.S. banking regulators have reduced the ability of Crypto-related services providers to gain access to banking services and liquidity of Crypto may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

In addition, while the current administration has expressed support regarding the development and use of digital assets as the industry has anticipated, the specific regulatory frameworks are still to be developed. Expectations around U.S. digital asset policy, including potential sentiments that the U.S. government is not moving quickly enough or not meeting policy expectations, may adversely affect the price of Crypto.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of Crypto.

The price of bitcoin and other forms of Crypto has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, and upon our adoption of ASU 2023-08, we would be required to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock. Conversely, any sale of Crypto at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Due in particular to the volatility in the price of Crypto, we expect our early adoption of ASU 2023-08 to increase the volatility of our financial results and it could significantly affect the carrying value of our bitcoin or other forms of Crypto on our balance sheet.

Because we intend to increase our overall holdings of bitcoin and/or purchase additional Crypto in future periods, we expect that the proportion of our total assets represented by our Crypto holdings will increase in the future. As a result, for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

Our crypto assets treasury strategy subjects us to enhanced regulatory oversight.

As noted elsewhere in these Risk Factors, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at NAV. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our Crypto through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our Crypto from bad actors that have used Crypto to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Crypto by us may be restricted or prohibited.

We may consider issuing debt or other financial instruments that may be collateralized by our Crypto holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our Crypto holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding Crypto, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX Trading, one of the world’s largest cryptocurrency exchanges, in November 2022. U.S. and foreign regulators have also increased enforcement activity thereafter, and regulatory requirements continue to evolve in response to FTX Trading’s collapse as well as changes in government policies regarding cryptocurrencies. Changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting Crypto, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in Crypto.

In addition, private actors that are wary of Crypto or the regulatory concerns associated with Crypto may in the future take further actions that may have an adverse effect on our business or the market price of our common stock.

Due to the currently unregulated nature and lack of transparency surrounding the operations of many Crypto trading venues, Crypto trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in Crypto trading venues and adversely affect the value of our Crypto.

Crypto trading venues are relatively new and, in many cases, currently unregulated. Even if regulated, such venues may not be complying with such regulations. Furthermore, there are many Crypto trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in Crypto trading venues, including prominent exchanges that handle a significant volume of Crypto trading and/or are subject to regulatory oversight, in the event one or more Crypto trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on currently unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin or other Crypto markets, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our Crypto. Negative perception, a lack of stability in the broader Crypto markets and the closure, temporary shutdown or operational disruption of Crypto trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the Crypto ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader digital assets ecosystem and greater volatility in the price of Crypto. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX Trading, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Kraken, another large trading venue for digital assets. As the price of our common stock is affected by the value of our bitcoin and/or Crypto holdings, the failure of a major participant in the Crypto ecosystem could have a material adverse effect on the market price of our common stock.

The concentration of our bitcoin holdings enhances the risks inherent in our Crypto Assets Treasury Strategy.

As of the date of this prospectus, we held an aggregate 16.6636 bitcoins, which we acquired for $2 million, inclusive of fees and expenses, and we intend to increase our overall holdings of bitcoin and/or purchase additional Crypto in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our Crypto Assets Treasury Strategy, the majority of our cash is now concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this prospectus, there are numerous alternative digital assets and many entities, including the U.S. government, consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this prospectus, two of the ten largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

Our Crypto holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the Crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin or Crypto at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin or other Crypto holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, Crypto we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our Crypto or otherwise generate funds using our Crypto holdings, including in particular during times of market instability or when the price of Crypto has declined significantly. If we are unable to sell our Crypto, enter into additional capital raising transactions using Crypto as collateral, or otherwise generate funds using our Crypto holdings, or if we are forced to sell our Crypto at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin or other forms of Crypto, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin or other Crypto and our financial condition and results of operations could be materially adversely affected.

All of the bitcoin we own is held in custody accounts at Anchorage Digital, regulated by the Office of the Comptroller of the Currency. Security breaches and cyberattacks are of particular concern with respect to our bitcoin and other forms of Crypto we intend on holding in the future. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●

a partial or total loss of our bitcoin or Crypto in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin or Crypto;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the Crypto network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Crypto, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face risks relating to the custody of our bitcoin and other forms of Crypto, including the loss or destruction of private keys required to access our Crypto and cyberattacks or other data loss relating to our Crypto holdings.

We currently hold our bitcoin with Anchorage Digital, a regulated custodian that has a duty to safeguard our private keys, which may include holdings of other forms of Crypto in the future. Our keys are generated and processed on hardware security modules (HSMs), strengthened with custom logic. Transactions are only processed upon joint approval by our Company and Anchorage Digital. There is no manual access to keys, as asset keys are generated and managed inside our HSMs for their entire lifetimes and never leave the HSM unencrypted. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold and other forms of Crypto when we anticipate holding, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our Crypto as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Crypto, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin or other forms of Crypto, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our bitcoin or other forms of Crypto with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the bitcoin blockchain if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While our custodians carry insurance policies to cover losses for commercial crimes, cyber and cold storage, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our Crypto holdings may cover only a small fraction of the value of the entirety of our Crypto holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Crypto. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Crypto.

Bitcoin and other forms of Crypto is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Crypto is held. While the Crypto blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Crypto held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Crypto and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

We may be subject to regulatory developments related to cryptocurrency assets and crypto cryptocurrency markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin, Ethereum, Solana and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “Bitcoin, Ethereum, Solana and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” elsewhere in these Risk Factors.

If bitcoin, Ethereum, Solana and/or other cryptocurrency are determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin, Ethereum, Solana and/or other cryptocurrency and in turn adversely affect the market price of our common stock. See “Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the 1940 Act, and could adversely affect the market price of Crypto and the market price of our common stock” elsewhere in these Risk Factors. Moreover, the risks of us engaging in a cryptocurrency assets treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our Crypto Assets Treasury Strategy exposes us to risk of non-performance by counterparties.

Our Crypto Assets Treasury Strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our bitcoin and other forms of Crypto are custodian performance obligations under the various custody arrangements we have entered into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not adversely impacted our bitcoin or our intent to hold other forms of Crypto (which was only recently acquired), legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Crypto will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Crypto holdings, we would become subject to additional counterparty risks. Although no such strategies are contemplated at this time, we will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could effect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our Crypto, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our custodially-held Crypto may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

If our custodially-held Crypto are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Crypto and this may ultimately result in the loss of the value related to some or all of such Crypto. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our Crypto, nor have such events adversely impacted our access to our Crypto, they have, in the short-term, likely negatively impacted the adoption rate and use of Crypto. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Crypto, limit the availability to us of financing collateralized by Crypto, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Crypto. Even if we are able to prevent our Crypto from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Crypto held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

Holders of our Debentures and Capchase, our lender, may foreclose on any crypto assets pursuant to the terms of the applicable debt agreements.

In May 2025, we and PodcastOne, our majority owned subsidiary, entered into the SPA with the Selling Stockholders, pursuant to which we sold to the Selling Stockholders the Initial Debentures. The Initial Debentures are secured by substantially all of our and our subsidiaries’ assets, including any cryptocurrency purchased by us pursuant to our Crypto Assets Treasury Strategy. In addition, in August 2023, we entered into a loan agreement with Capchase pursuant to which we borrowed $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. Such Capchase loan is subordinated to the Initial Debentures and is also secured by substantially all of our assets, including any cryptocurrency purchased by us pursuant to our Crypto Assets Treasury Strategy. If we do not comply with the provisions of the Initial Debentures and/or Capchase loan debt agreements, the holders of the Debentures and/or Capchase may terminate their obligations to us, accelerate our debt and/or require us to repay all outstanding amounts owed thereunder, and will each have the right to foreclose on any crypto assets held by us, including with our custodians and/or Arca. Additionally, any credit and security agreement that we may enter into in the future will likely contain similar covenants and will therefore be secured by substantially all of our and our subsidiaries’ assets, including any crypto currency purchased by us pursuant to our Crypto Assets Treasury Strategy. See “Item 1A. Risk Factors” in our 2025 Annual Report, and under similar headings in our subsequently filed Quarterly Reports on Form 10-Q.

A temporary or permanent blockchain “fork” to bitcoin or other crypto assets could adversely affect our business.

Blockchain protocols, including bitcoin, are open source. Any user can download the software, modify it, and then propose that bitcoin or other blockchain protocols users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the bitcoin or other blockchain protocol networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork”, i.e., “split” of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the bitcoin or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s crypto asset lacking interchangeability. A “hard fork” – where there is disagreement among the users about the rules of the network – can have a significant negative impact on value of the crypto asset.

The bitcoin has been subject to “forks” that resulted in the creation of new networks, including bitcoin cash ABC, bitcoin cash SV, bitcoin diamond, bitcoin gold and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms, and which can negatively impact the value of the crypto assets. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of bitcoin, or any of their forked alternatives.

Furthermore, hard forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ethereum through at least October 2016, resulting in significant losses to some crypto asset platforms. Similar replay attacks occurred in connection with the bitcoin cash and bitcoin cash SV network split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, thereby making crypto assets that rely on proof-of-work more susceptible to attack, as has occurred with Ethereum Classic.

We intend to recognize forked and airdropped assets consistent with our custodians. We may not immediately or ever have the ability to withdraw a forked or airdropped bitcoin by virtue of bitcoins that we hold with our custodians. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

We may not be able to successfully implement our Crypto Assets Treasury Strategy, and our efforts in this area may not achieve the intended results.

We have recently announced a new strategic initiative to launch our Crypto Assets Treasury Strategy. As part of this strategy, we have purchased our initial bitcoin holdings as part of our plan to build a robust cryptocurrency treasury as a core pillar of initiative. While we believe this strategic move may provide substantial future growth and other opportunities to our Company, this initiative is at an early stage and the cryptocurrency assets treasury strategy is still nascent, unproven and rapidly evolving. There is no assurance that we will be able to successfully implement our plans or generate meaningful revenues, profits or capital or assets appreciation from this strategy. The success of our strategy depends on a number of factors, many of which are outside of our control, including the long-term viability of bitcoin and other digital assets, their adoption, usage and price appreciation, competition from other companies who have adopted a similar strategy, technological and regulatory developments, ability to acquire meaning cryptocurrency assets and our ability to acquire the necessary technical and financial expertise.

We have also engaged Arca to provide discretionary investment management services for our digital asset treasury account(s) pursuant to an investment management agreement. Under this arrangement, Arca manages our account in accordance with agreed investment guidelines, which currently involve a derivatives overlay strategy on a long bitcoin or ether position, seeking to generate in-kind returns through the sale of call options and other structured option strategies. Arca has full investment discretion within the investment guidelines but does not act as custodian of our assets. Our digital assets are held by Anchorage Digital, a qualified custodian, which executes transactions as instructed by Arca and provides account statements directly to us. We pay Arca a management fee and a performance fee as set forth in the investment management agreement, and these fees are paid directly from our account with the custodian. This arrangement subjects us to a number of risks, including those related to the volatility of digital assets and derivatives, the performance of Arca’s investment strategy, the concentration of our holdings in bitcoin or ether, the acts, omissions, financial condition, or operational failures of the custodian or other counterparties, potential liquidity constraints, and operational and cybersecurity risks. In addition, our ability to continue executing this strategy may be adversely affected if our agreement with Arca or our custodial relationship with Anchorage Digital is terminated or otherwise disrupted.

Currently we have limited experience with the cryptocurrency assets treasury strategy, and there can be no assurance that our strategic initiative will be successful or that we will be able to achieve our strategic objectives in this area in a timely manner or at all. If we are unable to successfully execute our strategy or if the digital assets market fails to grow as expected, our business, results of operations or financial condition could be materially and adversely affected.

Bitcoin, Ethereum, Solana and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin, Ethereum, Solana and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin, Ethereum or Solana.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin, Ethereum, Solana or other forms of Crypto or the ability of individuals or institutions such as us to own or transfer Crypto. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin, Crypto we intend to own, and in turn adversely affect the market price of our common stock.

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

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin, Ethereum, Solana or other forms of Crypto and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin usage occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because Crypto has no physical existence beyond the record of transactions on its respective blockchain, a variety of technical factors related to the blockchain could also impact the price of Crypto. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the blockchain and negatively affect the price of Crypto. The liquidity of Crypto may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold Crypto, provide Crypto-related services or accept Crypto as payment, which could also decrease the price of Crypto. Similarly, the open-source nature of the blockchain means the contributors and developers of the blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the blockchain could adversely affect the blockchain and negatively affect the price of Crypto.

The liquidity of Crypto may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for Crypto and other digital assets.

Disruptions in the crypto asset markets, including the bitcoin market, could materially and adversely affect the value of the digital assets we hold or intend to hold.

The value of our digital assets, including bitcoin, is subject to significant volatility due to a variety of factors, many of which are beyond our control. The crypto asset markets have historically experienced, and may in the future experience, extreme price fluctuations, periods of illiquidity, adverse rulings by market manipulation, security breaches, fraud, business failures, and significant declines in trading volume. Events such as the failure of major market participants, the collapse of trading venues or custodians, changes in market structure, hacks or other cybersecurity incidents, loss of confidence among market participants, regulatory investigations, or the imposition of restrictive legal or regulatory requirements in the United States or other jurisdictions could disrupt the functioning of the markets for bitcoin and other crypto assets. Any such disruption could reduce liquidity in such digital assets and result in sudden and significant declines in market value. Because our strategy involves holding bitcoin or other digital assets directly, as well as entering into derivatives or other transactions linked to their value, any sustained disruption or deterioration in these markets could have a material adverse effect on the value of our holdings, the price of our common stock, our results of operations, and our financial condition.

Regulatory change reclassifying bitcoin or other forms of Crypto as a security could lead to our classification as an “investment company” under the 1940 Act, and could adversely affect the market price of bitcoin or other forms of Crypto and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this prospectus.

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

During the three months ended September 30, 2025, we issued 17,065 shares of our common stock valued at $0.1 million to various consultants. We valued these shares at prices between $8.40 and $9.10 per share, the market price of our common stock on the date of issuance.

During the three months ended September 30, 2024, we issued 8,781 shares of our common stock valued at $0.1 million to various employees. We valued these shares at prices between $8.40 and $9.50 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs
July 1, 2025 – July 31, 2025	7,310	$7.95	7,310	$ 5,500,000
August 1, 2025 – August 31, 2025	-	$-	-	$ 5,500,000
September 1, 2025 – September 30, 2025	54,451	$5.10	61,761	$ 5,500,000
Total (July 1, 2025 – September 30, 2025)	61,761	$5.43	61,761	$ 5,500,000

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

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 22, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2025).
4.1	Form of Warrants, dated July 15, 2022, issued by PodcastOne to the purchasers of PodcastOne’s 10% Original Issue Discount Convertible Promissory Notes, dated July 15, 2022 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2022).
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

LIVEONE INC.

Date: November 14, 2025	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Ryan Carhart
	Name:	Ryan Carhart
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)