Form 10-Q
period 2025-12-31
LiveOne, Inc.
filed 2026-02-13
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 12, 2026, there were 11,645,397 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

LIVEONE, INC.

i

EXPLANATORY NOTE

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveOne, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	December 31,	March 31,
	2025	2025
		(Audited)
Assets
Current Assets
Cash and cash equivalents	$8,624	$4,119
Restricted cash	30	30
Accounts receivable, net	9,849	8,299
Inventories	1,417	1,586
Prepaid expense and other current assets	1,280	1,212
Total Current Assets	21,200	15,246
Property and equipment, net	3,208	893
Goodwill	21,712	21,712
Intangible assets, net	2,098	2,569
Intangible digital assets	3,777	-
Other assets	265	97
Total Assets	$52,260	$40,517

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$30,561	$25,180
Accrued royalties	3,916	5,490
Notes payable, current portion	112	623
Convertible note, current portion	2,500	-
Deferred revenue	2,170	2,141
Senior secured line of credit	-	2,950
Total Current Liabilities	39,259	36,384
Notes payable, net	149	150
Lease liabilities, noncurrent	153	99
Convertible note, noncurrent	12,412	-
Other long-term liabilities	10,772	12,236
Deferred income taxes	60	60
Total Liabilities	62,805	48,929

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 8,189 and 14,002 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	8,189	14,002
Common stock, $0.001 par value; 500,000,000 shares authorized; 11,633,433 and 9,672,451 shares issued and outstanding as of December 31, 2025 and March 31, 2025, net of treasury shares, respectively*	12	10
Additional paid in capital*	252,937	233,582
Treasury stock*	(849)	(250)
Accumulated deficit	(279,258)	(265,119)
Total LiveOne Stockholders’ Deficit	(18,969)	(17,775)
Non-controlling interest	8,424	9,363
Total stockholders' deficit	(10,545)	(8,412)
Total Liabilities and Stockholders’ Deficit	$52,260	$40,517

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenue:	$20,256	$29,445	$58,225	$95,117

Operating expenses:
Cost of sales	16,450	22,292	49,441	71,897
Sales and marketing	1,069	1,763	3,200	4,685
Product development	310	1,115	1,687	3,346
General and administrative	4,197	5,241	13,978	17,031
Amortization of intangible assets	181	340	472	1,474
Impairment of intangible assets	-	3,807	-	3,983
Total operating expenses	22,207	34,558	68,778	102,416
Loss from operations	(1,951)	(5,113)	(10,553)	(7,299)

Other income (expense):
Interest expense, net	(993)	(544)	(2,682)	(2,211)
Change in fair value of digital assets	(1,144)	-	(1,223)	-
Other income (expense)	(2)	34	840	52
Total other income (expense), net	(2,139)	(510)	(3,065)	(2,159)

Loss before provision for (benefit from) income taxes	(4,090)	(5,623)	(13,618)	(9,458)

Provision for (benefit from) income taxes	16	15	56	55
Net loss	(4,106)	(5,638)	(13,674)	(9,513)
Net loss attributable to non-controlling interest	(39)	(405)	(473)	(1,251)
Net loss attributed to LiveOne	$(4,067)	$(5,233)	$(13,201)	$(8,262)

Net loss per share – basic and diluted*	$(0.37)	$(0.59)	$(1.31)	$(1.03)
Weighted average common shares – basic and diluted*	11,502,968	9,550,175	10,787,780	9,485,853

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Mezzanine Equity

(Unaudited, in thousands, except share and per share amounts)

	Mezzanine
	Equity -
	Redeemable											Total
	Convertible						Additional			Common Stock in		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Equity
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Interest	Shares*	Amount	(Deficit)
Balance as of March 31, 2025	-	$-	14,002	$14,002	9,688,016	$10	$233,582	$(265,119)	$9,363	(15,565)	$(250)	$(8,412)
Stock-based compensation	-	-	-	-	-	-	157	-	-	-	-	157
Shares issued pursuant to restricted stock units	-	-	-	-	3,576	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	426	426	-	-	-	(426)	-	-	-	-
Common stock issued for services	-	-	-	-	17,565	-	149	-	-	-	-	149
Issuance of PodcastOne common stock	-	-	-	-	-	-	460	-	(342)	-	-	118
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(29,146)	(240)	(240)
Net loss	-	-	-	-	-	-	-	(3,593)	(271)	-	-	(3,864)
Balance as of June 30, 2025	-	$-	14,428	$14,428	9,709,157	$10	$234,348	$(269,138)	$8,750	(44,711)	$(490)	$(12,092)
Stock-based compensation	-	-	-	-	-	-	258	-				258
Shares issued pursuant to restricted stock units	-	-	-	-	8,781	-	-	-				-
Dividends on Series A preferred stock	-	-	269	269	-	-	-	(269)				-
Conversion of preferred stock	-	-	(6,750)	(6,750)	450,000	-	6,750	-	-	-	-	-
Common stock issued for settlement of accrued expenses	-	-	-	-	27,727	-	152	-	-	-	-	152
Issuance of common stock and common stock warrants	-	-	-	-	1,360,833	1	9,377	-	-	-	-	9,378
Common stock issued for services	-	-	-	-	17,065	-	128	-				128
Issuance of PodcastOne common stock	-	-					580	-	(362)			218
Treasury stock purchases	-	-	-	-	-	-	-	-		(61,761)	(345)	(345)
Net loss	-	-	-	-	-	-	-	(5,542)	(163)			(5,705)
Balance as of September 30, 2025	-	$-	7,947	$7,947	11,573,563	$11	$251,593	$(274,949)	$8,225	(106,472)	$(835)	$(8,008)
Stock-based compensation	-	-	-	-	-	-	995	-	-	-	-	995
Shares issued pursuant to restricted stock units	-	-	-	-	125	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	242	242	-	-	-	(242)	-	-	-	-
Issuance of PodcastOne common stock	-	-	-	-	-	-	-	-	238	-	-	238
Common stock issued for settlement of accrued expenses	-	-	-	-	53,334	1	319	-	-	-	-	320
Common stock issued for services	-	-	-	-	6,411	-	30	-	-	-	-	30
Treasury stock purchases	-	-	-	-	-	-	-	-		(2,900)	(14)	(14)
Net loss	-	-	-	-	-	-	-	(4,067)	(39)	-	-	(4,106)
Balance as of December 31, 2025	-	$-	8,189	$8,189	11,633,433	$12	$252,937	$(279,258)	$8,424	(109,372)	$(849)	$(10,545)

	Mezzanine
	Equity -
	Redeemable
	Convertible						Additional			Common Stock in		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Stockholders’
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Interest	Shares*	Amount	Equity
Balance as of March 31, 2024	5,000	$4,962	18,814	$18,814	9,248,746	$9	$216,199	$(238,984)	$10,339	(386,004)	$(4,782)	$1,595
Stock-based compensation	-	-	-	-	-	-	782	-	-	-	-	782
Shares issued pursuant to restricted stock units	-	-	-	-	16,150	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	378	378	-	-	-	(378)	-	-	-	-
Conversion of Series A preferred stock into common stock and common stock warrants	(5,000)	(4,962)	(6,395)	(6,395)	542,623	1	11,672	(316)	-	-	-	4,962
Common stock issued for services	-	-	-	-	76,552	-	1,577	-	-	-	-	1,577
Issuance of PodcastOne common stock	-	-	-	-	-	-	(468)	-	468	-	-	-
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(40,259)	(749)	(749)
Net loss	-	-	-	-	-	-	-	(1,169)	(388)	-	-	(1,557)
Balance as of June 30, 2024	-	$-	12,797	$12,797	9,884,071	$10	$229,762	$(240,847)	$10,419	(426,263)	$(5,531)	6,610
Stock-based compensation	-	-	-	-	-	-	1,573	-	-	-	-	1,573
Issuance of shares pursuant to restricted stock units	-	-	-	-	47,573	-	1	-	-	-	-	1
Dividends on Series A preferred stock	-	-	390	390	-	-	-	(390)	-	-	-	-
Treasury stock retirement	-	-	-	-	(426,263)	-	(4)	(5,527)	-	426,263	5,531	-
Issuance of PodcastOne common stock	-	-	-	-	-	-	(545)	-	545	-	-	-
Common stock issued for services	-	-	-	-	5,927	-	231	-	-	-	-	231
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(1,557)	(250)	(250)
Net loss	-	-	-	-	-	-	-	(1,859)	(458)	-	-	(2,317)
Balance as of September 30, 2024	-	$-	13,187	$13,187	9,511,308	$10	$231,018	$(248,623)	$10,506	(1,557)	$(250)	5,848
Stock-based compensation	-	-	-	-	-	-	771	-	-	-	-	771
Shares issued pursuant to restricted stock units	-	-	-	-	77,067	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	401	401	-	-	-	(401)	-	-	-	-
Issuance of PodcastOne common stock	-	-	-	-	-	-	529	-	(529)	-	-	-
Common stock issued for services	-	-	-	-	5,567	-	149	-	-	-	-	149
Net loss	-	-	-	-	-	-	-	(5,233)	(405)	-	-	(5,638)
Balance as of December 31, 2024	-	$-	13,588	$13,588	9,593,942	$10	$232,467	$(254,257)	$9,572	(1,557)	$(250)	1,130

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(13,674)	$(9,513)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	852	3,965
Stock-based compensation	6,297	4,508
Amortization of debt discount	313	-
Change in fair value of bifurcated embedded derivatives	-	(607)
Change in fair value of cryptocurrencies	1,223	-
Provision for credit loss	167	73
Impairment of intangible assets	-	3,983
Changes in operating assets and liabilities:
Accounts receivable	(1,717)	4,348
Prepaid expenses and other current assets	(68)	709
Inventories	169	167
Other assets	(166)	(23)
Deferred revenue	29	1,888
Accounts payable and accrued liabilities	1,096	(554)
Accrued royalties	(2,099)	1,248
Other liabilities	(938)	446
Net cash (used in) provided by operating activities	(8,516)	10,638

Cash Flows from Investing Activities:

Purchases of property and equipment	(2,495)	(2,128)
Purchases of intangibles - cryptocurrencies, net	(5,000)	-
Net cash used in investing activities	(7,495)	(2,128)

Cash Flows from Financing Activities:
Payment on Capchase loan	(512)	-
Payment of dividends	-	(509)
Repayment on notes payable	-	(510)
Repayment on line of credit	(2,950)	(2,750)
Proceeds from common stock offering, net of issuance cost	9,378	-
Proceeds from Convertible Debt, net of issuance cost	15,199	-
Purchase of treasury stock	(599)	(999)
Net cash provided by (used in) financing activities	20,516	(4,768)

Net change in cash, cash equivalents and restricted cash	4,505	3,742
Cash, cash equivalents and restricted cash, beginning of period	4,149	7,142
Cash, cash equivalents and restricted cash, end of period	$8,654	$10,884

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,663	$1,276

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to settle accrued expenses	$471	$-
Conversion of Series A preferred stock into common stock	$-	$11,357
Fair value of shares issued to settle accrued stock to be issued at period end	$-	$220
Fair value of preferred stock exchanged for common stock	$6,750	$-
Fair value of shares received of PodcastOne common stock to settle payables owed	$1,040	$484
Purchase of intangible assets accrued for at period end	$-	$766
Addition of ROU assets	$201	$119
Stock compensation expense capitalized as internally-developed software	$-	$290

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2025 and 2024

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2025, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2025. The results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2026 (“fiscal 2026”). The condensed consolidated balance sheet as of March 31, 2025 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2025 (the “2025 Form 10-K”).

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $8.7 million as of December 31, 2025). As reflected in its interim unaudited condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $13.7 million for the nine months ended December 31, 2025, and used cash of $8.5 million in operating activities for the nine months ended December 31, 2025 and had a working capital deficiency of $18.1 million as of December 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. Services received are charged to expense in the same manner.  Barter revenue for the three months ended  December 31, 2025 and 2024 was $6.9 million and $6.0 million, respectively. Barter revenue for the nine months ended  December 31, 2025 and 2024 was $20.9 million and $18.0 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at  December 31, 2025 and 2024 was less than $0.1 million, respectively.

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

At December 31, 2025 and 2024, the Company had 208,666 and 225,167 options outstanding, respectively, 209,916 and 172,623 restricted stock units outstanding, respectively, and 687,903 and 494,940 common stock warrants, respectively, that are excluded from the calculation of diluted earnings per share as their effect is anti-dilutive.

The following table shows the calculation of basic and diluted earnings per share for the periods Series A Preferred Stock was outstanding:

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net loss attributed to LiveOne	$(4,067)	$(5,233)	$(13,201)	$(8,262)
Deemed dividends upon redemption of Series A Preferred Stock	-	-	-	(316)
Dividends on Series A Preferred Stock	(242)	(401)	(937)	(1,169)
Net loss attributed to LiveOne	$(4,309)	$(5,634)	$(14,138)	$(9,747)
Basic and diluted weighted average number of shares outstanding	11,502,968	9,550,175	10,787,780	9,485,853
Net loss per share – basic and diluted*	$(0.37)	$(0.59)	$(1.31)	$(1.03)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the periods ended December 31, 2025 and March 31, 2025 (in thousands):

	December 31, 2025	March 31, 2025
Cash and cash equivalents	$8,624	$4,119
Restricted cash	30	30
Total cash and cash equivalents and restricted cash	$8,654	$4,149

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

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of December 31, 2025 and March 31, 2025, the Company had restricted cash of $30,000 and $30,000, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. At December 31, 2025, the Company had no customers that made up 10% of the total accounts receivable balance. At December 31, 2024, the Company had one customer that made up 29% of the total accounts receivable balance.

The Company’s accounts receivable at December 31, 2025 and March 31, 2025 is as follows (in thousands):

	December 31,	March 31,
	2025	2025
Accounts receivable, gross	$11,246	$9,390
Less: Allowance for credit losses	(1,397)	(1,091)
Accounts receivable, net	$9,849	$8,299

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended  December 31, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue
Membership Services	$2,869	$14,292	$9,267	$52,618
Advertising	15,759	12,851	46,034	38,234
Merchandising	1,628	2,302	2,924	4,265
Total Revenue	$20,256	$29,445	$58,225	$95,117

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

For the three months ended December 31, 2025 and 2024, two customers accounted for 41% and 46% of the Company’s consolidated revenues, respectively. For the nine months ended December 31, 2025 and 2024, two customers accounted for 43% and 52% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in the deferred revenue balances during the nine months ended December 31, 2025 (in thousands):

Deferred
Revenue
Balance as of March 31, 2025	$2,141
Revenue recognized that was included in the contract liability at beginning of period	(2,253)
Increase due to cash received, excluding amounts recognized as revenue during the period	2,282
Balance as of December 31, 2025	$2,170

Note 4 — Property and Equipment

The Company’s property and equipment at December 31, 2025 and  March 31, 2025 was as follows (in thousands):

	December 31,	March 31,
	2025	2025
Property and equipment, net
Computer, machinery, and software equipment	$2,591	$2,597
Furniture and fixtures	564	564
Leasehold improvements	597	597
Capitalized internally developed software	20,539	18,669
Total property and equipment	24,291	22,427
Less accumulated depreciation and amortization	(21,083)	(21,534)
Total property and equipment, net	$3,208	$893

Depreciation expense was $0.2 million and $0.8 million for the three months ended December 31, 2025 and 2024, respectively. Depreciation expense was $0.4 million and $2.5 million for the nine months ended December 31, 2025 and 2024, respectively. During the nine months ended December 31, 2024, the Company disposed of $3.3 million of equipment with a corresponding write-off to accumulated depreciation.

During the nine months ended December 31, 2025, the Company wrote off $0.9 million of internally developed software and the corresponding accumulated depreciation as a result of no longer using the software in operations.

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill for the nine months ended December 31, 2025 (in thousands):

Goodwill
Balance as of March 31, 2025	$21,712
Acquisitions	-
Impairment losses	-
Balance as of December 31, 2025	$21,712

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived brand and trade names intangible assets that are only in the Company’s Slacker operating segment for the three months ended December 31, 2025 (in thousands):

Tradenames
Balance as of March 31, 2025	$774
Acquisitions	-
Impairment losses	-
Balance as of December 31, 2025	$774

The Company recorded an impairment charge of $3.8 million for the three and nine months ended  December 31, 2024. The impairment for the three and nine months ended  December 31, 2024 was the result of the decrease in expected revenues within the Company's Slacker division.

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of December 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,647	499
Customer relationships	6,570	6,570	-
Content creator relationships	3,229	2,909	320
Domain names	123	73	50
Brand and trade names	1,071	616	455
Total	$33,420	$32,096	$1,324

The Company’s finite-lived intangible assets were as follows as of  March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,593	553
Customer relationships	6,570	6,570	-
Content creator relationships	3,228	2,574	654
Domain names	123	66	57
Brand and trade names	1,071	540	531
Customer list	2,673	2,673	-
Total	$36,092	$34,297	$1,795

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

The Company’s amortization expense on its finite-lived intangible assets was $0.2 million and $0.3 million for the three months ended December 31, 2025 and 2024, respectively. The Company’s amortization expense on its finite-lived intangible assets was $0.5 million and $1.5 million for the nine months ended December 31, 2025 and 2024, respectively. The Company recorded an impairment charge attributed to finite-lived intangibles of none and $0.2 million for the nine months ended December 31, 2025 and 2024, respectively. The impairment for the nine months ended December 31, 2024 was the result of the winding down of a podcast show acquired by PodcastOne.

Finder's Agreement

In September 2023, PodcastOne entered into a finder's fee arrangement pursuant to which it agreed to issue shares of PodcastOne common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts creators of such platform entered into new podcasting agreements with PodcastOne, with the amount of the fee to be based on the amount of revenues actually derived by PodcastOne from such podcasts during a predetermined period. Payments made to such third party attributed to PodcastOne entering into new podcast contracts were capitalized to content creator relationship intangibles. As of December 31, 2025 and March 31, 2025, the Company has capitalized $2.6 million of payments made to such third party. $2.6 million capitalized of payments made to such third party which was paid with PodcastOne common stock at a price of $8.00 per share.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2026 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2026 (remaining three months)	$182
2027	366
2028	182
2029	182
2030	182
Thereafter	230
$1,324

Note 6 — Intangible Digital Assets

On August 28, 2025, the Company adopted Bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds Bitcoin for long term investment purposes. The Company accounts for its Bitcoin as in indefinite-lived intangible asset in accordance with ASC 350, Intangibles-Goodill and Other and has ownership over its Bitcoin, which are included in intangible digital assets in the Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2025, there were no contractual restrictions on the Company sale of its Bitcoin.

Bitcoin investment

The Company's Bitcoin purchased for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasure its Bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through other (expense) income, net on the Company's Condensed Consolidated Statements of Operations. As of December 31, 2025, the Company held approximately 43.15 Bitcoins with a cost basis of $5.0 million and a fair value of $3.8 million.

The Company began cryptocurrency activities during the three months ended September 30, 2025. The Company purchased none and $5.0 million of cryptocurrency during the three and nine months ended December 31, 2025, respectively, and recognized a loss of $1.1 million and $1.2 million associated with the change in fair value during the three and nine months ended December 31, 2025, respectively. The Company did not sell any of its cryptocurrency during the three and nine months ended December 31, 2025, respectively.

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2025 and March 31, 2025 were as follows (in thousands):

	December 31,	March 31,
	2025	2025
Accounts payable	$18,864	$15,269
Accrued liabilities	6,517	7,879
Accrued stock to be issued	5,066	2,032
Lease liabilities, current	114	-
	$30,561	$25,180

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

Note 8 — Notes Payable

Notes payable at December 31, 2025 and March 31, 2025 were as follows (in thousands):

	December 31,	March 31,
	2025	2025
SBA loan	$147	$150
Capchase loan	114	623
	261	773
Less: Current portion of Notes payable	(112)	(623)
Notes payable	$149	$150

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

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed the amount of $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the Debentures (as defined below) and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026. As of December 31, 2025, the Company was in compliance with covenants under the Capchase agreement.

Maturities of notes payables as of December 31, 2025 were as follows (in thousands):

For Years Ending March 31,
2026 (remaining three months)	$117
2027	4
2027	4
2028	4
2029	4
Thereafter	128
Total	$261

Note 9 — Convertible Note

Securities Purchase Agreement

On May 19, 2025 (the “Closing Date”), the Company, and PodcastOne entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) the Company sold to the Purchasers the Company’s Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), the Company  may sell at its option to the Purchasers the Company’s additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of the Company’s common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. The Company  may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $42.00 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter.

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

The resulting discount from the original issuance discount and underwriting fees, of $1.6 million and is being amortized using the effective interest method. Interest expense resulting from the amortization of the discount for the three and nine months ended December 31, 2025 was $0.1 million and $0.4 million, respectively.

Interest expense with respect to the Initial Debentures for the three and nine months ended December 31, 2025 was $0.3 million and $1.0 million, respectively. The Initial Debentures include a covenant relating to the requirement to maintain a certain amount cash in the amount of $7.5 million.

As of December 31, 2025, the Company was in compliance with its debt covenants associated with the Initial Debentures.

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

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for at the revolving line of credit was 10.00%

On September 8, 2023 and effective as of August 22, 2023, the Company entered into a new Business Loan Agreement (the “2023 Business Loan Agreement”) with the Senior Lender, to convert the Company’s revolving credit facility with the Senior Lender into an assets backed loan credit facility with the Senior Lender, which continued to be collateralized by a first lien on all of the assets of the Company and its subsidiaries (the “ABL Credit Facility”). The 2023 Business Loan Agreement provided the Company with borrowing capacity of up to the Borrowing Base (as defined in the 2023 Business Loan Agreement). Pursuant to the 2023 Business Loan Agreement, the requirement that the Company and its related entities shall at all times maintain a certain minimum deposit with the Senior Lender was reduced from $8,000,000 to $5,000,000.

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

As a result of the issuance of the Initial Debentures, the Company paid off the balance of the ABL Credit Facility in full. Interest expense for the three and nine months ended December 31, 2025 was none and $0.2 million, respectively. Interest expense for the three and nine months ended December 31, 2024 was $0.3 million and $0.9 million, respectively.

Note 11 — Related Party Transactions

As of March 31, 2022, the Company had unsecured 8.5% Senior Secured Convertible Notes previously issued to Trinad Capital (as defined below). In  February 2023, the Trinad Notes along with accrued interest thereunder were converted into 6,177 shares of Series A Preferred Stock, with a stated value of $1,000 per share of Series A Preferred Stock and convertible at $21.00 per share, and Trinad Capital also received 20,000 shares of the Company's common stock. On  April 1, 2024, Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 161,671 shares of the Company’s common stock and received 53,540 three-year warrants to purchase the Company’s common stock exercisable at a price of $21.00 per share. For the nine months ended December 31, 2025 and 2024, the Company issued 265.61 and 438.42 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock. As of December 31, 2025, Trinad Capital owned 2,187.39 shares of Series A Preferred Stock.

On September 8, 2023, PodcastOne completed its Direct Listing on the Nasdaq Capital Market which resulted in the Company owning 15,672,186 shares of common stock of PodcastOne along with 1,100,000 common stock warrants to purchase shares of PodcastOne's common stock with an exercise price of $3.00 per share, which remain outstanding of December 31, 2025. Also, on September 8, 2023, PodcastOne issued 147,044 shares of PodcastOne common stock to the Company's CEO as a result of his ownership of the Company's Series A Preferred Stock and its terms requiring such issuance.

During the nine months ended December 31, 2025 and the year ended  March 31, 2025, the Company received 584,418 and 1,315,880 shares of PodcastOne's common stock with a fair value of $1.0 million and $2.5 million, respectively, in exchange for amounts owed under a cost sharing arrangement between PodcastOne and the Company.

During the nine months ended December 31, 2025 and 2024, the Company issued or reserved for issuance 2,562 and 4,611 shares of its common stock with a value of $0.1 million and $0.1 million to relatives of the CEO for services performed, respectively.

Note 12 — Leases

The Company leases locations with lease terms that are less than 12 months or are on month to month terms. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $ 0.1 million and $0.2 million for the three months ended December 31, 2025 and 2024, respectively. Rent expense for these operating leases totaled $0.3 million and $0.4 million for the nine months ended December 31, 2025 and 2024, respectively.

Operating lease costs for the nine months ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2025	2024
Fixed rent cost	$191	$378
Short term lease cost	155	65
Total operating lease cost	$346	$443

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,	March 31,
Operating leases	2025	2025
Operating lease right-of-use assets	$264	$97

Operating lease liability, current	$114	$-
Operating lease liability, noncurrent	153	99
Total operating lease liabilities	$267	$99

The operating lease right-of-use assets are included in other assets and current operating lease liabilities are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Significant judgments

Discount rate – the Company’s lease is discounted using the Company’s incremental borrowing rate of 6.0% as the rate implicit in the lease is not readily determinable.

Options – the lease term is the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determined it is reasonably certain of exercising the option at inception or when a triggering event occurs.

Lease and non-lease components – non-lease components were considered and determined not to be material.

Note 13 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2025	2025
Accrued royalties	$6,867	$7,392
Accrued legal	55	1,606
Accrued sales tax	2,953	2,375
Other long-term liabilities	897	863
Total other long-term liabilities	$10,772	$12,236

The Company classified $6.9 million and $7.4 million of accrued royalties into long term based on contractual arrangements with the royalty holders as of December 31, 2025 and March 31, 2025, respectively. In addition, the Company accrued $0.1 million and $1.6 million into long term liabilities as a result of the Sound Exchange settlement as of December 31, 2025 and March 31, 2025, respectively.

Note 14 — Commitments and Contingencies

Contractual Obligations

As of  December 31, 2025, the Company is obligated under agreements with various music right holders and labels, festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers and other contractual obligations to make guaranteed payments as follows: $8.1 million for the fiscal year ending  March 31, 2026, $4.5 million for the fiscal year ending March 31, 2026, $0.5 million for the fiscal year ending March 31, 2027, $0.4 million for the fiscal year ending March 31, 2028 and $0.4 million thereafter.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of December 31, 2025, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On January 15, 2025, PodcastOne entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across PodcastOne’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay PodcastOne a minimum guarantee of $15.0 million over the term of the Agreement based on PodcastOne achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if PodcastOne achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between PodcastOne and ART19 based on gross sales revenue achieved by PodcastOne under the Agreement. During the three and nine months ended December 31, 2025 the Company recognized $1.4 million and $4.2 million in revenue associated with the minimum guarantee, respectively.

Employment Arrangements

As of December 31, 2025, the Company has an employment agreement and employment arrangement with its two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.3 million on an annual basis. Furthermore, such employment agreement contains a severance clause that could require severance payments in the aggregate amount of $0.03 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officer) to the Company’s CFO.

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

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  December 31, 2025, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

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

Note 15 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three and nine months ended December 31, 2025 and 2024.

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase of up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 93,807 and 41,816 shares of its common stock under its stock repurchase program for the nine months ended December 31, 2025 and 2024 for a total of $0.6 million and $1.0 million, respectively.

Series A Preferred Stock

The Series A Preferred Stock is convertible at any time at a Holder’s option into shares of the Company’s common stock, at a price of $21.00 per share of common stock, bears a dividend of 12% per annum, is perpetual and has no maturity date. At the option of the Company, the dividend was to be paid in-kind for the first 12 months after April 1, 2024, and thereafter, the Holders had the option to select whether subsequent dividend payments shall be paid in kind or in cash; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds (as defined below), Trinad Capital shall receive the dividend solely in kind. The Series A Preferred Stock shall have no voting rights, except as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company, dated as of February 2, 2023 (the “Certificate of Designation”) or as otherwise required by law.

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

Pursuant to the Exchange Agreements, the Company agreed that at any time that any of the shares of Series A Preferred Stock issued to the Harvest Funds are outstanding, (i) to directly or through its 100% owned subsidiaries (as applicable), to own on a fully diluted basis at least 66% of the total equity and voting rights of any and all classes of securities of each of PodcastOne, Slacker, PPV One, Inc., and LiveXLive Events, LLC subsidiaries of the Company, (ii) not to issue shares of its common stock or convertible equity securities at a price less than $21.00 per share (subject to certain exceptions), provided, that such consent shall not be required in connection with any merger, acquisition or other business combinations of the Company and/or any of its subsidiaries with any unaffiliated third party, (iii) not to raise more than an aggregate of $20,000,000 of capital in one or more offerings, including without limitation, one or more equity or debt offerings or a combination thereof, on an accumulated basis commencing after February 3, 2023 (the “Qualified Offering”); provided, that such consent shall not be required for any equity financing of the Company at a price of $2.25 per share or above, and (iv) if after February 3, 2023 the Company distributes any of its assets or any shares of its common stock or Common Stock Equivalents (as defined in the Exchange agreements) of any of its subsidiaries pro rata to the record holders of any class of shares of its common stock, the Company shall distribute to the Holders its pro rata portion of any such distribution (calculated on an as-converted basis with respect to the then outstanding Series A Preferred Stock) concurrently with the distribution to the then record holders of any class of its common stock (including an applicable distribution of shares of PodcastOne’s common stock to the Harvest Funds in connection with PodcastOne’s Spin-Out (as defined below) and special dividend of PodcastOne’s common stock to the Company’s stockholders of record), in each case without the Majority Holders’ prior written consent. Any breach of the aforementioned covenants shall constitute a material breach, which if uncured, shall result in the issuance of an aggregate of 56,473 shares of the Company’s restricted common stock (the “Default Shares”) to the Holders for each five trading days (or pro rata thereof) after the date of the breach; provided, that if such breach is cured within the applicable cure period, no Default Shares shall be issued.

On April 1, 2024, the Company entered into Letter Agreements (collectively, the “Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”), (ii) Harvest Small Cap Partners, L.P. (“HSCP” and together with HSCPM, the “Harvest Funds”), and (iii) Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of the Company’s Series A Perpetual Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a stated value of $1,000 per share. Pursuant to the Agreements (i) the Holders converted approximately $11.4 million worth of shares of Series A Preferred Stock into shares of the Company’s common stock, at a price of $21.00 per share, as follows: HSCPM converted 5,602.09 shares of Series A Preferred Stock into 266,766 shares of the Company’s common stock, HSCP converted 2,397.91 shares of Series A Preferred Stock into 114,186 shares of the Company’s common stock, and Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 161,671 shares of the Company’s common stock (collectively, the “Shares”), and (ii) HSCPM, HSCP and Trinad Capital received 91,034, 38,966 and 53,540 three-year warrants to purchase the Company’s common stock exercisable at a price of $21.00 per share (collectively, the “Warrants”).

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value. During the nine months ended December 31, 2025 and 2024, the Company issued 426 and 378 shares of its Series A Preferred Stock as a dividend in accordance with terms of the Certificate of Designation. As of December 31, 2025, there were 8,188.73 shares of Series A Preferred Stock issued and outstanding, and 389,940 shares of the Company’s common stock were underlying such shares of Series A Preferred Stock as of such date based on its conversion price.

Preferred Stock Exchange

On  July 15, 2025, the Company entered into letter agreements (collectively, the “Agreements”) with the Harvest Funds and Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, the Company’s Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of the Company’s Series A Preferred Stock, which has a stated value of $1,000 per share. Pursuant to the Agreements (i) the Harvest Funds exchanged $4,500,000 worth of its shares of Series A Preferred Stock into 300,000 shares of the Company’s common stock, at a price of $15.00 per share, and Trinad Capital exchanged $2,250,000 worth of shares of its Series A Preferred Stock into 150,000 shares of the Company’s common stock at the same price (collectively, the "Shares"), and (ii) the Harvest Funds and Trinad Capital received 300,000 and 150,000 three-year warrants to purchase the Company’s common stock exercisable at a price of $0.10 per share (collectively, the "Warrants").

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

The Company recognized share-based compensation expense of $2.7 million and $2.3 million during the three months ended December 31, 2025 and 2024, respectively. The Company recognized share-based compensation expense of $6.3 million and $5.4 million during the nine months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, unrecognized compensation costs for unvested awards was $0.2 million, which is expected to be recognized over a weighted-average service period of 1.34 years.  The total tax benefit recognized related to share-based compensation expense was none for each of the three and nine months ended December 31, 2025 and 2024.

The following table summarizes the activity of our options issued under the 2016 Plan to employees during the nine months ended December 31, 2025:

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of March 31, 2025	220,167	$37.20
Granted	-	-
Exercised	-	-
Forfeited or expired	(11,501)	$50.60
Outstanding as of December 31, 2025	208,666	$37.40
Exercisable as of December 31, 2025	208,416	$37.38

The following table summarizes the activity of our restricted stock units under the 2016 Equity Plan issued to employees during the nine months ended December 31, 2025:

Number of Shares
Outstanding as of March 31, 2025	49,395
Granted	17,500
Vested	(21,182)
Cancelled	(7,227)
Outstanding as of December 31, 2025	38,486

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

The following table summarizes the activity of PodcastOne's restricted stock units issued to its employees under the 2022 Plan during the nine months ended December 31, 2025:

Number of
Shares
Nonvested as of March 31, 2025	232,350
Granted	1,100,000
Vested	(370,150)
Forfeited or expired	(75,000)
Nonvested as of December 31, 2025	887,200

Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $2.3 million, which is expected to be recognized over a weighted-average service period of 1.38 years.

The following table summarizes the stock compensation expense for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Stock-based compensation expense
Cost of sales	$1,504	$269	$3,631	$919
Sales and marketing	179	99	213	161
Product development	9	16	76	277
General and administrative	986	991	2,377	4,009
Total stock-based compensation expense	$2,678	$1,375	$6,297	$5,366

Non- Controlling  Interest

On September 8, 2023, the Company completed its spin out of PodcastOne from the Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out"), as a result of which 4.3 million shares of PodcastOne common stock were issued to holders outside of the Company resulting in a non-controlling interest in PodcastOne of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result, the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $ $1.5 million. In the Spin-Out, PodcastOne issued an additional 3.2 million shares to non-LVO holders primarily from the conversion of the PC1 Bridge Loan which resulted in a non-controlling interest of 26.50%, resulting in an increase of $2.5 million to non-controlling interest within the accompanying condensed consolidated statement of stockholders' deficit and mezzanine equity during the year ended March 31, 2024. In addition, as a result of the completion of the Spin-Out and PodcastOne's shares of common stock being publicly traded, the variability in the terms of the warrants issued as part of the PC1 Bridge Loan was resolved so that the warrants issued to purchase PodcastOne's common stock were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million during the year ended March 31, 2024. The Company had a non-controlling interest of 29.29% as of  December 31, 2025.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue and accounts receivable. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $1.3 million and $13.5 million for the three months ended  December 31, 2025 and 2024, respectively. Total revenues from the OEM were $4.4 million and $49.6 million for the nine months ended  December 31, 2025 and 2024, respectively. Total receivables from the OEM were 7% and 10% of total accounts receivable as of December 31, 2025 and March 31, 2025, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $0.1 million resides in PodcastOne, $3.1 million in Slacker and $0.1 million is attributed to our Media Operations as of December 31, 2025.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following tables present the results of operations for our reportable segments for the three and nine months ended December 31, 2025 and 2024:

	Three months ended
	December 31, 2025
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$15,856	$2,765	$1,635	$-	$20,256
Net income (loss)	$(154)	$(630)	$(255)	$(3,067)	$(4,106)

	Three months ended
	December 31, 2024
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$12,710	$14,355	$2,380	$-	$29,445
Net income (loss)	$(1,583)	$(862)	$(995)	$(2,198)	$(5,638)

	Nine months ended
	December 31, 2025
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$46,006	$9,219	$3,000	$-	$58,225
Net income (loss)	$(2,183)	$(1,128)	$(2,280)	$(8,083)	$(13,674)

	Nine months ended
	December 31, 2024
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$38,022	$52,617	$4,478	$-	$95,117
Net income (loss)	$(4,618)	$6,356	$(4,072)	$(7,179)	$(9,513)

Geographic Information

All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended December 31, 2025, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

For the nine months ended December 31, 2025 and 2024, we reported revenue of $58.2 million and $95.1 million, respectively. We have two customers that accounted for 43% and 71% of our revenue during the nine months ended December 31, 2025 and 2024 The customer is an original equipment manufacturer (the “OEM”) whose in-car music dashboard contains LiveOne music streaming button/icon, which allows OEM customers to directly connect their subscription to LiveOne. In the nine months ended December 31, 2025 and 2024, total revenue from the OEM was $4.4 million and $49.1 million, respectively. In addition we have an advertising partner customer which had revenue of $20.9 million and $18.0 million for the nine months ended December 31, 2025 and 2024, respectively.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During our nine months ended December 31, 2025 we derived 16% of our revenue from paid memberships and 79% from advertising and the remainder from merchandising and licensing.

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

For the nine months ended December 31, 2025 and 2024, all material amounts of our revenue were derived from customers located in the United States and moreover, our largest OEM customer accounted for 7% and 46% of our consolidated revenue, respectively. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond December 31, 2025 could cause our revenue to fluctuate significantly.

In the long term, we plan to expand our business internationally in places such as Europe, Asia Pacific and Latin America, and as a result will continue to incur significant incremental upfront expenses associated with these growth opportunities.

Consolidated Results of Operations

Three Months Ended December 31, 2025, as compared to Three Months Ended December 31, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	December 31,
	2025	2024
Revenue:	$20,256	$29,445

Operating expenses:
Cost of sales	16,450	22,292
Sales and marketing	1,069	1,763
Product development	310	1,115
General and administrative	4,197	5,241
Amortization of intangible assets	181	340
Impairment of intangible assets	-	3,807
Total operating expenses	22,207	34,558
Loss from operations	(1,951)	(5,113)

Other income (expense):
Interest expense, net	(993)	(544)
Change in fair value of digital assets	(1,144)	-
Other expense	(2)	34
Total other income (expense), net	(2,139)	(510)

Loss before income taxes	(4,090)	(5,623)

Provision for (benefit from) income taxes	16	15
Net loss	(4,106)	(5,638)
Net loss attributable to non-controlling interest	(39)	(405)
Net loss attributed to LiveOne	$(4,067)	$(5,233)

Net loss per share - basic and diluted	$(0.37)	$(0.59)
Weighted average common shares – basic and diluted	11,502,968	9,550,175

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Depreciation expense
Cost of sales	$3	$39	-92%
Sales and marketing	9	64	-86%
Product development	81	464	-83%
General and administrative	66	243	-73%
Total depreciation expense	$159	$810	-80%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$1,504	$269	459%
Sales and marketing	179	99	81%
Product development	9	16	-44%
General and administrative	986	991	-1%
Total stock-based compensation expense	$2,678	$1,375	95%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	December 31,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	81%	76%
Sales and marketing	5%	6%
Product development	2%	4%
General and administrative	21%	18%
Amortization of intangible assets	1%	1%
Impairment of intangible assets	0%	13%
Total operating expenses	110%	117%
(Loss) income from operations	-10%	-17%
Other income (expense), net	-11%	-2%
Income (loss) before income taxes	-20%	-19%
Income tax provision (benefit)	0%	0%
Net loss	-20%	-19%
Net loss attributable to non-controlling interest	0%	-1%
Net loss attributed to LiveOne	-20%	-18%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Membership services	$2,869	$14,292	-80%
Advertising	15,759	12,851	23%
Merchandising	1,628	2,302	-29%
Total Revenue	$20,256	$29,445	-31%

Membership Revenue

Membership revenue decreased $11.4 million, or 80%, to $2.9 million for the three months ended December 31, 2025, as compared to $14.3 million for the three months ended December 31, 2024. The decrease was primarily a result of the change in terms with our largest OEM customer. Beginning on December 1, 2024, we began converting customers directly to our LiveOne music app as our largest OEM customer no longer subsidized our product.

Advertising Revenue

Advertising revenue increased $2.9 million, or 23%, to $15.8 million for the three months ended December 31, 2025, as compared to $12.9 million for the three months ended December 31, 2024, which is primarily attributable to growth in our advertising revenue of $2.0 million as a result of new partnerships and barter revenue which increased $0.9 million quarter-over-quarter.

Merchandising

Merchandising revenue decreased $0.7 million, or 29%, to 1.6 million for the three months ended December 31, 2025, as compared to $2.3 million the three months ended December 31, 2024, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Membership	$1,900	8,244	-77%
Advertising	13,548	12,163	11%
Merchandising	1,002	1,885	-47%
Total Cost of Sales	$16,450	$22,292	-26%

Membership

Membership cost of sales decreased by $6.3 million, or 77%, to $1.9 million for the three months ended December 31, 2025, as compared to $8.2 million for the three months ended December 31, 2024. The decrease was in line with the lower membership revenues noted above.

Advertising

Advertising cost of sales increased by $1.3 million, or 11%, to $13.5 million for the three months ended December 31, 2025, as compared to $12.2 million for the three months ended December 31, 2024. The increase was primarily attributable to growth in our revenue share expense which is in line with increases in revenue noted above.

Merchandising

Merchandising cost of sales decreased by $0.9 million, or 47%, to $1.0 million for the three months ended December 31, 2025, as compared to $1.9 million for the three months ended December 31, 2024 due to the Company purchasing a higher amount of merchandise in the prior year based on higher demand.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Sales and marketing expenses	$1,069	$1,763	-39%
Product development	310	1,115	-72%
General and administrative	4,197	5,241	-20%
Amortization of intangible assets	181	340	-47%
Impairment of intangible assets	-	3,807	-100%
Total Other Operating Expenses	$5,757	$12,266	-53%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.7 million, or 39%, to $1.1 million for the three months ended December 31, 2025, as compared to $1.8 million for the three months ended December 31, 2024, primarily driven by employee costs.

Product Development

Product development expenses decreased by $0.8 million, or 72%, to $0.3 million for the three months ended December 31, 2025, as compared to $1.1 million for the three months ended December 31, 2024, which was driven by a decrease in employee costs.

General and Administrative

General and administrative expenses decreased by $1.0 million, or 20%, to $4.2 million for the three months ended December 31, 2025, as compared to $5.2 million for the three months ended December 31, 2024, largely due to a decrease in employee cost and depreciation as a result of impairments to long lived assets in the fourth quarter of our fiscal year ended March 31, 2025 ("fiscal 2025").

Amortization of Intangible Assets

Amortization of intangible assets decreased by $0.1 million, or 47%, to $0.2 million for the three months ended December 31, 2025, as compared to $0.3 million for the three months ended December 31, 2024. The decrease can be attributed to a portion of the intangible assets reaching their full lives of amortization and impairments recorded in the fourth quarter of fiscal 2025.

Impairment of Intangible Assets

Impairment of intangible assets decreased $3.8 million to none for the three months ended December 31, 2025, as compared to $3.8 million for the three months ended December 31, 2024, which is attributed to the impairment of intangible assets of Slacker (see Note 5 – Goodwill and Intangible Assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report).

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Total other income (expense), net	$(2,139)	$(510)	319%

Total other expense increased by $1.6 million, or 319%, to an expense of $2.1 million for the three months ended December 31, 2025, as compared to $0.5 million of expense for the three months ended December 31, 2024. The increase is primarily driven by an increase of $0.5 million in interest expense as a result of the convertible debentures offset by a reduction interest expense due to the pay down of the line of credit. In addition, $1.1 million of the increase can be attributed to the loss resulting from the change in fair value of digital assets.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the three months ended December 31, 2025 was $39,000 compared to $0.4 million for the three months ended December 31, 2024, which resulted from the spin out of PodcastOne from our Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out").

Business Segment Results

Three Months Ended December 31, 2025, as compared to Three Months Ended December 31, 2024

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Revenue	$15,856	$12,710	25%
Cost of Sales	13,244	11,983	11%
Sales & Marketing, Product Development and G&A	2,360	1,840	28%
Intangible Asset Amortization	161	125	29%
Operating Income (Loss)	$91	$(1,238)	-107%
Operating Margin	1%	-10%	-106%
Adjusted EBITDA*	$2,787	$(670)	-516%
Adjusted EBITDA Margin*	18%	-5%	23%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $3.1 million, or 25%, during the three months ended December 31, 2025, primarily due to increased advertising and new partners signed up to revenue contracts.

Operating Income (Loss)

Operating income increased by $1.3 million, or 107%, for the three months ended December 31, 2025, as the increase in revenue was complimented by the decrease in operating expenses due to growing the business.

Adjusted EBITDA

Adjusted EBITDA* increased by $3.5 million, or 516%, to $2.8 million for the three months ended December 31, 2025, as compared to $(0.7) million for the three months ended December 31, 2024. This was largely due to an increase in revenue and a reduction in talent based expenses.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Revenue	$2,765	$14,355	-81%
Cost of Sales	2,204	8,419	-74%
Sales & Marketing, Product Development and G&A	770	2,492	-69%
Intangible Asset Amortization	18	3,896	-100%
Operating Income (Loss)	$(227)	$(452)	-50%
Operating Margin	-8%	-3%	161%
Adjusted EBITDA*	$(148)	$4,272	-103%
Adjusted EBITDA Margin*	-5%	30%	-35%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $11.6 million, or 81%, during the three months ended December 31, 2025, primarily due to a change in terms with our largest OEM customer.

Operating Income (loss)

Operating loss decreased by $0.2 million, or 50%, for the three months ended December 31, 2025, driven by the decrease in revenue which was lower than the reduction in operating expenses.

Adjusted EBITDA

Adjusted EBITDA* decreased by $4.4 million, or 103%, to $(0.1) million for the three months ended December 31, 2025, as compared to $4.3 million for the three months ended December 31, 2024. This was largely due to lower revenue achieved for the three months ended December 31, 2025, which resulted in a lower Contribution Margin in the current period.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	December 31,
	2025	2024	% Change
Revenue	$1,635	$2,380	-31%
Cost of Sales	1,002	1,890	-47%
Sales & Marketing, Product Development and G&A	846	1,241	-32%
Intangible Asset Amortization	2	125	-98%
Operating Income (Loss)	$(215)	$(876)	-75%
Operating Margin	-13%	-37%	-64%
Adjusted EBITDA*	$(126)	$(526)	-76%
Adjusted EBITDA Margin*	-8%	-22%	14%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.8 million, or 31%, to $1.6 million during the three months ended December 31, 2025, as compared to $2.4 million for the three months December 31, 2024, primarily due to decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Income (Loss)

Operating loss decreased to $0.7 million for the three months ended December 31, 2025 compared to $0.9 million for the three months ended December 31, 2024.

Adjusted EBITDA

Adjusted EBITDA* loss decreased by $0.4 million, or 76%, to a $(0.1) million loss for the three months ended December 31, 2025, as compared to a $(0.5) million loss for the three months December 31, 2024. This was largely due to the decrease in expenses compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Three months ended		Change
	December 31,		2025 vs.
	2025	2024	2024
Sales & Marketing, Product Development, and G&A	$1,600	$2,546	-37%
Operating Loss	$(1,600)	$(2,546)	-37%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(904)	$(1,535)	-41%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss decreased by $0.9 million, or 37%, to $1.6 million for the three months ended December 31, 2025, as compared to $2.5 million for the three months ended December 31, 2024, largely due to a decrease in employee costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss decreased $0.6 million, or 41%, to $(0.9) million for the three months ended December 31, 2025 as compared to $(1.5) million for the three months ended December 31, 2024. The decrease was largely due to the decrease in costs noted above.

Nine Months Ended December 31, 2025, as compared to Nine Months Ended December 31, 2024

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Nine Months Ended
	December 31,
	2025	2024

Revenue:	$58,225	$95,117

Operating expenses:
Cost of sales	49,441	71,897
Sales and marketing	3,200	4,685
Product development	1,687	3,346
General and administrative	13,978	17,031
Amortization of intangible assets	472	1,474
Impairment of intangible assets	-	3,983
Total operating expenses	68,778	102,416
Loss from operations	(10,553)	(7,299)

Other income (expense):
Interest expense, net	(2,682)	(2,211)
Change in fair value of digital assets	(1,223)	-
Other income (expense)	840	52
Total other expense, net	(3,065)	(2,159)

Loss before provision for income taxes	(13,618)	(9,458)

Provision for income taxes	56	55
Net loss	(13,674)	(9,513)
Net loss attributable to non-controlling interest	(473)	(1,251)
Net loss attributed to LiveOne	$(13,201)	$(8,262)

Net loss per share – basic and diluted	$(1.31)	$(1.03)

Weighted average common shares – basic and diluted	10,787,780	9,485,853

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Depreciation expense
Cost of sales	$29	$114	-75%
Sales and marketing	84	199	-58%
Product development	683	1,433	-52%
General and administrative	(416)	746	-156%
Total depreciation expense	$380	$2,492	-85%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Stock-based compensation expense
Cost of sales	$3,631	$919	295%
Sales and marketing	213	161	32%
Product development	76	277	-73%
General and administrative	2,377	4,009	-41%
Total stock-based compensation expense	$6,297	$5,366	17%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Nine Months Ended
	December 31,
	2025	2024
Revenue	100%	100%
Operating expenses
Cost of sales	85%	76%
Sales and marketing	5%	5%
Product development	3%	4%
General and administrative	24%	18%
Amortization of intangible assets	1%	2%
Impairment of intangible assets	0%	4%
Total operating expenses	118%	108%
Loss from operations	-18%	-8%
Other income (expense)	1%	0%
Loss before income taxes	-23%	-10%
Income tax provision	0%	0%
Net loss	-23%	-10%
Net loss attributable to non-controlling interest	-1%	-1%
Net loss attributed to LiveOne	-23%	-9%

Revenue

Revenue was as follows (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Membership services	$9,267	$52,618	-82%
Advertising	46,034	38,234	20%
Merchandising	2,924	4,265	-31%
Total Revenue	$58,225	$95,117	-39%

Membership Revenue

Membership revenue decreased $43.3 million, or 82%, to $9.3 million for the nine months ended December 31, 2025, as compared to $52.6 million for the nine months ended December 31, 2024. The decrease was primarily a result of the change in terms with our largest OEM customer. Beginning on December 1, 2024, we began converting customers directly to our LiveOne music app as our largest OEM customer no longer subsidized our product.

Advertising Revenue

Advertising revenue increased $7.8 million, or 20%, to $46.0 million for the nine months ended December 31, 2025, as compared to $38.2 million for the nine months ended December 31, 2024, which is primarily attributable to growth in our advertising revenue of $4.9 million and barter revenue which increased $2.9 million quarter-over-quarter.

Merchandising

Merchandising revenue decreased $1.4 million, or 31%, to $2.9 million for the nine months ended December 31, 2025, as compared to $4.3 million the nine months ended December 31, 2024, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Cost of Sales

Cost of sales was as follows (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Membership	$6,365	$32,806	-81%
Advertising	41,375	35,377	17%
Merchandising	1,701	3,714	-54%
Total Cost of Sales	$49,441	$71,897	-31%

Membership

Membership cost of sales decreased by $26.4 million, or 81%, to $6.4 million for the nine months ended December 31, 2025, as compared to $32.8 million for the nine months ended December 31, 2024. The decrease was in line with the lower membership revenues noted above.

Advertising

Advertising cost of sales increased by $6.0 million, or 17%, to $41.4 million for the nine months ended December 31, 2025, as compared to $35.4 million for the nine months ended December 31, 2024. The increase was primarily attributable to growth in our revenue share expense which is in line with increases in revenue noted above.

Merchandising

Merchandising cost of sales decreased by $2.0 million, or 54%, to $1.7 million for the nine months ended December 31, 2025, as compared to $3.7 million for the nine months ended December 31, 2024 due to the Company purchasing a higher amount of merchandise in the prior year based on higher demand.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Sales and marketing expenses	$3,200	$4,685	-32%
Product development	1,687	3,346	-50%
General and administrative	13,978	17,031	-18%
Amortization of intangible assets	472	1,474	-68%
Impairment of intangible assets	-	3,983	-100%
Total Other Operating Expenses	$19,337	$30,519	-37%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $1.5 million, or 32%, to $3.2 million for the nine months ended December 31, 2025, as compared to $4.7 million for the nine months ended December 31, 2024, primarily driven by employee costs.

Product Development

Product development expenses decreased by $1.7 million, or 50%, to $1.6 million for the nine months ended December 31, 2025, as compared to $3.3 million for the nine months ended December 31, 2024, which was driven by an increase in employee costs.

General and Administrative

General and administrative expenses decreased by $3.0 million, or 18%, to $14.0 million for the nine months ended December 31, 2025, as compared to $17.0 million for the nine months ended December 31, 2024, largely due to a decrease in depreciation of $0.9 million as a result of impairments to long lived assets in the fourth quarter of our fiscal year ended March 31, 2025 ("fiscal 2025").

Amortization of Intangible Assets

Amortization of intangible assets decreased by $1.0 million, or 68%, to $0.5 million for the nine months ended December 31, 2025, as compared to $1.5 million for the nine months ended December 31, 2024. The decrease can be attributed to a portion of the intangible assets reaching their full lives of amortization and impairments recorded in the fourth quarter of fiscal 2025.

Impairment of Intangible Assets

Impairment of intangible assets was none for the nine months ended December 31, 2025, as compared to $4.0 million for the nine months ended December 31, 2024, which is attributed to the impairment of intangible assets of Slacker PodcastOne (see Note 5 – Goodwill and Intangible Assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report).

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Total other expense, net	$(3,065)	$(2,159)	42%

Total other expense decreased by $0.9 million, or 42%, to expense of $3.1 million for the nine months ended December 31, 2025, as compared to $2.2 million of expense for the nine months ended December 31, 2024. The decrease is primarily driven by an increase in interest expense attributed to the convertible debt offset by a reduction of interest expense due to the pay down of the line of credit. In addition, $1.2 million of the increase can be attributed to the loss on the change in fair value of our digital assets.

Business Segment Results

Nine Months Ended December 31, 2025, as compared to Nine Months Ended December 31, 2024

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Revenue	$46,006	$38,022	21%
Cost of Sales	40,341	34,834	16%
Sales & Marketing, Product Development and G&A	6,418	6,099	5%
Intangible Asset Amortization	411	1,006	-59%
Operating Loss	$(1,164)	$(3,917)	-70%
Operating Margin	-3%	-10%	-75%
Adjusted EBITDA*	$4,452	$(1,389)	-421%
Adjusted EBITDA Margin*	10%	-4%	-365%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $8.0 million, or 21%, during the nine months ended December 31, 2025, primarily due to increased advertising.

Operating Income (Loss)

Operating loss decreased by $2.8 million or 70%, for the nine months ended December 31, 2025, as the increase in revenue was complimented by the decrease in operating expenses due to growing the business.

Adjusted EBITDA

Adjusted EBITDA* increased by $5.8 million, or 421%, to $4.5 million for the nine months ended December 31, 2025, as compared to $(1.4) million for the nine months ended December 31, 2024. This was largely due to an increase in revenue.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Revenue	$9,219	$52,617	-82%
Cost of Sales	7,400	33,343	-78%
Sales & Marketing, Product Development and G&A	2,416	6,799	-64%
Intangible Asset Amortization	54	4,081	-99%
Operating Income	$(651)	$8,394	-108%
Operating Margin	-7%	16%	-144%
Adjusted EBITDA*	$(736)	$15,504	-105%
Adjusted EBITDA Margin*	-8%	29%	-127%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $43.4 million, or 82%, during the nine months ended December 31, 2025, primarily due to a change in terms with our largest OEM customer.

Operating Income (loss)

Operating income decreased by $9.0 million, or 108%, for the nine months ended December 31, 2025, driven by the decrease in revenue which was higher than the reduction in operating expenses.

Adjusted EBITDA

Adjusted EBITDA* decreased by $16.2 million, or 105%, to $(0.7) million for the nine months ended December 31, 2025, as compared to $15.5 million for the nine months ended December 31, 2024. This was largely due to lower revenue achieved in the current year, which resulted in a lower Contribution Margin in the current period.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Nine Months Ended
	December 31,
	2025	2024	% Change
Revenue	$3,000	$4,478	-33%
Cost of Sales	1,700	3,720	-54%
Sales & Marketing, Product Development and G&A	3,404	4,364	-22%
Intangible Asset Amortization	7	370	-98%
Operating Loss	$(2,111)	$(3,976)	-47%
Operating Margin	-70%	-89%	-21%
Adjusted EBITDA*	$(1,104)	$(1,993)	-45%
Adjusted EBITDA Margin*	-37%	-45%	-17%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $1.5 million, or 33%, to $3.0 million during the nine months ended December 31, 2025, as compared to $4.5 million for the nine months December 31, 2024, primarily due to decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Income (Loss)

Operating loss decreased by $0.3 million, or 7%, to $3.7 million for the nine months ended December 31, 2025 from $4.0 million for the nine months ended December 31, 2024, primarily as a result of the $1.8 million decrease in cost of sales as the company reduced spending on some lines of their business.

Adjusted EBITDA

Adjusted EBITDA* loss decreased by $0.9 million, or 45%, to $(1.1) million for the nine months ended December 31, 2025, as compared to a $(2.0) million loss for the nine months December 31, 2024. This was largely due to the decrease in revenue compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Nine months ended		Change
	December 31,		2025 vs.
	2025	2024	2024
Sales & Marketing, Product Development, and G&A	$6,627	$7,800	-15%
Operating Loss	$(6,627)	$(7,800)	-15%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(3,834)	$(4,794)	-20%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss decreased by $1.2 million, or 15%, to $6.6 million for the nine months ended December 31, 2025, as compared to $7.8 million for the nine months ended December 31, 2024, largely due to a decrease in employee costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss decreased $1.0 million, or 20%, to $(3.8) million for the nine months ended December 31, 2025 as compared to $(4.8) million for the nine months ended December 31, 2024. The decrease was largely due to the decrease in costs noted above.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and nine months ended December 31, 2025 and 2024 (in thousands):

				Non-
				Recurring
	Net	Depreciation		Acquisition and	Other	(Benefit)
	Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Three Months Ended December 31, 2025
Operations – PodcastOne	$(154)	$167	$2,708	$65	$1	$-	$2,787
Operations – Slacker	(630)	113	69	-	300	-	(148)
Operations – Other	(255)	60	29	-	40	-	(126)
Corporate	(3,067)	-	(128)	477	1,798	16	(904)
Total	$(4,106)	$340	$2,678	$542	$2,139	$16	$1,609

Three Months Ended December 31, 2024
Operations – PodcastOne	$(1,583)	$188	$718	$6	$-	$1	$(670)
Operations – Slacker	(862)	4,621	228	23	262	-	4,272
Operations – Other	(995)	197	222	21	29	-	(526)
Corporate	(2,198)	1	207	222	219	14	(1,535)
Total	$(5,638)	$5,007	$1,375	$272	$510	$15	$1,541

				Non-
				Recurring
		Depreciation		Acquisition and	Other	(Benefit)
	Net Income	and	Stock-Based	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Compensation	Costs	Expense	for Taxes	EBITDA
Nine Months Ended December 31, 2025
Operations – PodcastOne	$(2,183)	$449	$6,103	$82	$1	$-	$4,452
Operations – Slacker	(1,128)	212	131	(8)	57	-	(736)
Operations - Other	(2,280)	188	783	35	170	-	(1,104)
Corporate	(8,083)	1	(720)	2,075	2,837	56	(3,834)
Total	$(13,674)	$850	$6,297	$2,184	$3,065	$56	$(1,222)

Nine Months Ended December 31, 2024
Operations – PodcastOne	$(4,618)	$1,201	$1,972	$44	$-	$12	$(1,389)
Operations – Slacker	6,356	6,114	1,260	199	1,575	-	15,504
Operations - Other	(4,072)	628	739	622	90	-	(1,993)
Corporate	(7,179)	5	1,395	448	494	43	(4,794)
Total	$(9,513)	$7,948	$5,366	$1,313	$2,159	$55	$7,328

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	December 31,
	2025	2024

Revenue:	$20,256	$29,445
Less:
Cost of sales	(16,450)	(22,292)
Amortization of developed technology	(107)	(787)
Gross Profit	3,699	6,366

Add back:
Share-based compensation	1,504	269
Depreciation	3	39
Developed technology	107	787
Contribution Margin	$5,313	$7,461

	Nine Months Ended
	December 31,
	2025	2024

Revenue:	$58,225	$95,117
Less:
Cost of sales	(49,441)	(71,897)
Amortization of developed technology	(474)	(2,253)
Gross Profit	8,310	20,967

Add back:
Share-based compensation	3,631	919
Depreciation	29	114
Developed technology	474	2,253
Contribution Margin	$12,444	$24,253

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2025, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $8.6 million, which primarily are invested in Bitcoin and cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, incurrence of debt, the issuance of convertible notes and public offerings of our common shares. On July 16, 2025, in connection with the closing of our public offering, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million digital asset treasury strategy. As of December 31, 2025, we have a convertible note balance of $14.9 million, the Capchase Loan (as defined below) of $0.1 million and an SBA loan balance of $0.1 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $13.7 million for the nine months ended December 31, 2025, and cash used in operating activities of $8.5 million for the nine months ended December 31, 2025 and had a working capital deficiency of $18.1 million as of December 31, 2025. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

On October 1, 2024, we announced an amended relationship with our largest OEM customer. Effective December 1, 2024, the OEM customer no longer subsidizes our products to some of its customers, however, we offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of our LiveOne music app. The direct subscription to our LiveOne app allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. Our LiveOne music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay us monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in our relationship with the OEM customer in October 2024 is likely to cause our liquidity and cash flows to fluctuate significantly beyond December 31, 2025. Our liquidity will depend upon our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as our ability to enter into new B2B agreements to provide our services that could materially contribute to our liquidity and cash flows. In addition, our liquidity will depend on our ability to negotiate with our music labels, publishers and other partners to achieve flexibility in the terms of our license agreements to match our OEM driver conversions. Furthermore, our liquidity will be dependent on our ability to extend and/or refinance the terms of our senior secured line of credit and/or our ability to pay any amounts that we have agreed to pay under the SX Settlement Agreement.

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

On May 19, 2025 (the “Closing Date”), we and PodcastOne entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) we sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15.25 million, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), we may sell at its option to the Purchasers our additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”), in a private placement transaction. The Debentures are convertible into shares of our common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. We may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of the common stock has been equal to or greater than $42.00 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. For the month of August 2025, the holders may not submit a redemption notice for such a redemption prior to August 18, 2025. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month.

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

On July 16, 2025, in connection with the anticipated closing of the public offering discussed below, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million digital asset treasury strategy. During the nine months ended December 31, 2025 we purchased $5.0 million of Bitcoin.

On July 17, 2025, we completed an underwritten public offering of shares of our common stock for aggregate gross proceeds to us of approximately $9.5 million (including the exercise of the underwriter’s option), after deducting an underwriting discount, but before other offering expenses. We expect to use the net proceeds from the public offering to fund the acquisition of cryptocurrencies, the development and implementation of our digital asset treasury strategy and for working capital and general corporate purposes.

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

Sources and Uses of Cash

The following table provides information regarding our cash flows for the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine Months Ended
	December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(8,516)	$10,638
Net cash used in investing activities	(7,495)	(2,128)
Net cash provided by (used in) financing activities	20,516	(4,768)
Net change in cash, cash equivalents and restricted cash	$4,505	$3,742

Cash Flows (Used in) Provided by Operating Activities

For the nine months ended December 31, 2025

Net cash used in operating activities of $8.5 million primarily resulted from our net loss during the period of $13.7 million, which included non-cash charges of $8.9 million largely comprised of depreciation and amortization and stock-based compensation. The remainder of our sources of cash used in operating activities of $3.7 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

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

Cash Flows Used In Investing Activities

For the nine months ended December 31, 2025

Net cash used in investing activities of $7.5 million was due to the purchase of equipment of $2.5 million and crypto digital assets of $5.0 million during the nine months ended December 31, 2025.

For the nine months ended December 31, 2024

Net cash used in investing activities of $2.1 million was due to the purchase of equipment during the nine months ended December 31, 2024.

Cash Flows Provided by (Used in) Financing Activities

For the nine months ended December 31, 2025

Net provided by financing activities of $20.5 million was due proceeds received of $15.2 million from our convertible debt and $9.4 million from the common stock offering offset by the repayment on our line of credit of $3.0 million, repayment of our Capchase Loan of $0.5 million and repurchase of common stock under the Company’s share repurchase program of $0.6 million.

For the nine months ended December 31, 2024

Net cash used in financing activities of $4.8 million was due to the repayment on our line of credit of $2.8 million, payment of dividends of $0.5 million, repayment of our Capchase Loan of $0.5 million and repurchase of common stock under the Company’s share repurchase program of $1.0 million.

Debt Covenants

As of December 31, 2025 we were in compliance under the Capchase Loan and the Initial Debentures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025 (the “2025 Annual Report”). During the nine months ended December 31, 2025, there were no material changes to the risk factors that were disclosed in our 2025 Annual Report except as noted below.

Risks Related to Our Business and Industry

We rely on our largest OEM customer for a substantial percentage of our revenue. The loss of our largest OEM customer or the significant reduction of business or growth of business from such customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend on our customer relationship with Tesla, which accounted for 7% of our consolidated revenue for the nine months ended December 31, 2025, and 52% of our consolidated revenue for the nine months ended December 31, 2024. Our existing agreement with Tesla governs our music services to certain of its car user base in North America, including our audio music streaming services. As of May 2025, Tesla has extended the term of our license agreement (the “license agreement”) until at least May 2026, and the license agreement is expected to continue to be renewed thereafter on its terms. Tesla has agreed to pay us for any grandfathered users for the term of the license agreement, however Tesla no longer pays us for any other users beginning December 2024. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate the license agreement to provide them with such service. Tesla may also terminate our license agreement for convenience at any time with prior notice to us. If Tesla terminates our license agreement, further modifies the services that we provide to Tesla under such agreement, requires us to renegotiate the terms of such agreement or we are unable to renew such agreement on mutually agreeable terms, no longer pays for and/or makes our music services available to Tesla’s paid grandfathered car user base, no longer makes an option for its car users to sign up for LiveOne, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant further reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $13.7 million and $20.4 million for the nine months ended December 31, 2025 and fiscal year ended March 31, 2025, respectively, and cash (used in) provided by operating activities of $(8.5) million and $6.4 million for the nine months ended December 31, 2025 and fiscal year ended March 31, 2025, respectively. As of December 31, 2025, we had an accumulated deficit of $279.3 million and a working capital deficit of $18.1 million.

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

Our ability to meet our total liabilities of $62.8 million as of December 31, 2025, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

Over the term of the Debentures and at maturity, the outstanding principal amount of the Debentures and the Capchase Loan (as defined below), will become due and payable by us in installments. As of December 31, 2025, $0.1 million of the principal amount of the Capchase Loan is due and matures in fiscal 2026 and the principal amount of the Debentures is due and matures in fiscal 2029.

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

The Debentures financing agreements and the Capchase Loan contain provisions that limit our operating activities, including a covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). The Debentures are secured by all of our and our subsidiaries’ assets. If an event of default occurs and is continuing, the applicable lender may among other things, terminate its obligations thereunder, accelerate its debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,397. In February 2023, we settled the dispute (the “SX Settlement Agreement”) to pay the outstanding amount in equal monthly payments subject to increase in the event we complete certain future financings, which agreement, as amended in January 2025, requires us and Slacker to pay SX the remaining sum on or before February 1, 2027, in 48 equal monthly payments. As of December 31, 2025, we owed $0.2 million to SX under the SX Settlement Agreement. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, SX will have the right to declare a default under the SX Settlement Agreement and at its option require us to repay all outstanding amounts owed thereunder and/or enforce its consent judgment and/or pursue a new judgment against us and/or Slacker, which would materially adversely impact our business, operating results and financial condition. Our debt agreement with Capchase contains a covenant that if a material adverse change occurs in our financial condition, or if such senior secured lender reasonably believes the prospect of payment or performance of its loan is materially impaired, the lender at its option may immediately accelerate its debt and require us to repay all outstanding amounts owed thereunder. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, our Debentures lenders, and which would then also allow Capchase to declare a default under their loan agreement with us, may declare an event of default and at its option may immediately accelerate their debt and require us to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. As of December 31, 2025, we were in compliance with covenants under the Debentures and the Capchase Loan.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of December 31, 2025 was $15.2 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. Our existing debt agreements with the Debentures and the Capchase Loan lenders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of December 31, 2025, we owed $10.8 million in aggregate royalty payments to such PROs.

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

As of February 12, 2026, the shares of our Series A Preferred Stock (together with any accrued dividends) are convertible into approximately 395,436 shares of our common stock at a price of $21.00 per share of common stock, and our outstanding Debentures are convertible into approximately 799,000 shares of our common stock at a price of $21.00 per share of common stock. The conversion of some or all of the shares of our Series A Preferred Stock and/or Debentures into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock and/or Debentures into shares of our common stock could adversely affect prevailing market prices of our common stock.

Risks Related to Our Cryptocurrency Assets Treasury Strategy

Risk Related to Our Cryptocurrency Assets Treasury Strategy and Holdings

Our Crypto Assets Treasury Strategy exposes us to various risks associated with cryptocurrencies.

Bitcoin and other forms of Crypto are highly volatile assets. In the 24 months preceding the filing date of this Quarterly Report, Bitcoin has traded below $30,000 per Bitcoin and above $120,000; Ethereum has traded below $2,600 and above $4,800 per Ethereum, and Solana has traded below $100 and above $290 per Solana, respectively on Coinbase. The trading price of Bitcoin and other Crypto has significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our Crypto holdings and have not adopted a hedging strategy with respect to our Crypto. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

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

We are subject to counterparty risks, including in particular risks relating to our custodian.

Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the Crypto we own in custody accounts at U.S.-based, institutional-grade custodians and attempting to negotiated contractual arrangements intended to establish that our property interest in custodially-held bitcoin may not be subject to claims of our custodian’s creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held Crypto was nevertheless considered to be the property of our custodian’s estate in the event that any such custodian were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Crypto and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our Crypto from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock. There can be no assurance that our property interest in the Crypto held by our custodian will not be subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. Additionally, the Crypto we may hold with our custodian and transact with our trade execution partners is not guaranteed by Anchorage Digital Bank National Association and does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

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

Bitcoin, Ethereum, Solana (collectively, “Crypto”) and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin, Ethereum or Solana.

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

As noted elsewhere in this Item 1A. Risk Factors, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at NAV. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

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

As of the date of this Quarterly Report, we held an aggregate 16.6636 bitcoins, which we acquired for $2 million, inclusive of fees and expenses, and we intend to increase our overall holdings of bitcoin and/or purchase additional Crypto in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our Crypto Assets Treasury Strategy, the majority of our cash is now concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this Quarterly Report, there are numerous alternative digital assets and many entities, including the U.S. government, consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this Quarterly Report, two of the ten largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

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

Historically, the Crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin or Crypto at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin or other Crypto holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, Crypto we intend to hold with our custodian and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our Crypto or otherwise generate funds using our Crypto holdings, including in particular during times of market instability or when the price of Crypto has declined significantly. If we are unable to sell our Crypto, enter into additional capital raising transactions using Crypto as collateral, or otherwise generate funds using our Crypto holdings, or if we are forced to sell our Crypto at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

We face risk relating to the custody of our bitcoin and other forms of Crypto, including the loss or destruction of private keys required to access our Crypto and cyberattacks or other data loss relating to our Crypto holdings.

We currently hold our bitcoin with Anchorage Digital, a regulated custodian that has a duty to safeguard our private keys, which may include holdings of other forms of Crypto in the future. Our keys are generated and processed on hardware security modules (HSMs), strengthened with custom logic. Transactions are only processed upon joint approval by our Company and Anchorage Digital. There is no manual access to keys, as asset keys are generated and managed inside our HSMs for their entire lifetimes and never leave the HSM unencrypted. Our custodial services contracts do not restrict our ability to reallocate our bitcoin with our custodian. In the future, our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold and other forms of Crypto when we anticipate holding, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our Crypto as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Crypto, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin or other forms of Crypto, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our bitcoin or other forms of Crypto with a regulated custodian could affect the availability of receiving digital assets that may result from “forks” of the bitcoin blockchain if our custodian is unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result. While our custodian carries insurance policies to cover losses for commercial crimes, cyber and cold storage, the policy limits vary per provider and would be shared among all of their customers, and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). The insurance that covers losses of our Crypto holdings may cover only a small fraction of the value of the entirety of our Crypto holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Crypto. Moreover, our use of a custodian exposes us to the risk that the bitcoin our custodian holds on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Crypto.

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

Our cryptocurrency treasury strategy exposes us to risk of non-performance by counterparties

Our Crypto Assets Treasury Strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodian, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our bitcoin and other forms of Crypto are custodian performance obligations under the custody agreement we have entered into with Anchorage Digital or custody agreements or arrangements we may enter into. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not adversely impacted our bitcoin or our intent to hold other forms of Crypto (which was only recently acquired), legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodian is subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Crypto will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Crypto holdings, we would become subject to additional counterparty risks. Although no such strategies are contemplated at this time, we will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could effect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian with which we custody substantially all of our Crypto, could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin, Ethereum, Solana or other forms of Crypto or the ability of individuals or institutions such as us to own or transfer Crypto. For example, the U.S. executive branch, SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, CFTC, or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin, Crypto we intend to own, and in turn adversely affect the market price of our common stock.

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

During the three months ended December 31, 2025, we issued 53,334 shares of our common stock valued at $0.3 million to various consultants. We valued these shares at prices between $8.40 and $9.10 per share, the market price of our common stock on the date of issuance.

During the three months ended December 31, 2024, we issued 88,046 shares of our common stock valued at $1.4 million to various employees. We valued these shares at prices between $6.70 and $10.98 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs
October 1, 2025 – October 31, 2025	2,900	$4.61	2,900	$ 5,486,631
November 1, 2025 – November 30, 2025	-	$-	-	$ 5,486,631
December 1, 2025 – December 31, 2025	-	$-	-	$ 5,486,631
Total (October 1, 2025 – December 31, 2025)	2,900	$4.61	2,900	$ 5,486,631

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

LIVEONE INC.

Date: February 13, 2026	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: February 13, 2026	By:	/s/ Ryan Carhart
	Name:	Ryan Carhart
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)