Form 10-K
period 2026-03-31
LiveOne, Inc.
filed 2026-06-29
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2025, was approximately $78.5 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

As of June 25, 2026 the registrant had 13,561,770 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K (this “Form 10-K”) incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2026 annual meeting of stockholders (the “Proxy Statement”), which the registrant intends to file pursuant to Regulation 14A with the U.S. Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of March 31, 2026. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART I

Item 1. Business

Overview

LiveOne, Inc. (the “Company,” “LiveOne”, “we,” “us,” or “our”) is an award-winning, creator-first, music, entertainment and technology platform focused on delivering premium experiences and content worldwide through paid users and live and virtual events. We are a pioneer in the acquisition, distribution and monetization of live music events, Internet radio, podcasting/vodcasting and music-related membership, streaming and video content. Through our comprehensive service offerings and innovative content platform, we provide music fans the ability to listen, watch, attend, engage and transact. Serving a global audience, our mission is to bring the experience of live music and entertainment to consumers wherever music and entertainment is watched, listened to, discussed, deliberated or performed around the world. Our operating model is focused on a flywheel concept of integrated services centered on servicing and monetizing superfans through multiple revenue streams and product/service offerings. As of March 31, 2026, we operated four core integrated services: (1) one of the industry’s leading online live music streaming platforms (LiveOne), (2) a fully integrated membership and advertising streaming music service Slacker operating as LiveOne powered by Slacker, (3) a leading podcasting platform operating as PodcastOne, our majority owner subsidiary (“PodcastOne”), and (4) a retailer and wholesaler of personalized merchandise and gifts operating as Custom Personalization Solutions, Inc. (“CPS”). LiveOne enhances the experience by granting audiences access to premium original content, artist exclusives and industry interviews. Our LiveOne application offers users access to live events, audio streams with access to millions of songs and hundreds of expert-curated radio platforms and stations, original episodic content, podcasts, vodcasts, video on demand, real-time livestreams, and social sharing of content. Today, our business is comprised of three operating segments: PodcastOne, Slacker and our Media Group. Our Audio Group consist of our PodcastOne and Slacker subsidiaries and our Media Group consists of our remaining subsidiaries (hereon referred to as our “Media Operations”).

We generate revenue through the sale of paid user services and advertising from our music offerings, from the licensing, advertising and sponsorship of our live music and podcast content rights and services, from our expanding pay-per-view offerings and from retail sales of merchandise and gifts.

Operations

We provide services through a dedicated over-the-top application powered by Slacker (“LiveOne App”) called LiveOne. Our services are delivered through digital streaming transmissions over the Internet and/or through satellite transmissions and may be accessed on users’ desk-top, tablets, mobile devices (iOS, Android), Roku, Apple TV, Amazon Fire, and through over-the-top (“OTT”), STIRR, and XUMO with more service platforms in discussions. Our users can also access our music platform from our websites, including www.liveone.com and www.slacker.com. Our users may also access our podcasts on www.podcastone.com or our PodcastOne app and acquire merchandise and gifts on www.personalizedplanet.com and www.limogesjewelry.com.

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

The majority of our content acquisition agreements provide us the exclusive rights to produce, license, broadcast and distribute live broadcast streams of these festivals and events throughout the world and across any digital platform, including cable, Internet, video, audio, video-on-demand (“VOD”) and virtual reality (“VR”). We are working to expand our VOD, PPV, content catalog and content capabilities. Since 2018, we launched LiveZone, a traveling studio originating from live music events and festivals all over the world. LiveZone combines music news, commentary, festival updates and artist interviews, and provide context to premiere events by showcasing exotic locales, unique venues, and artist backstories, adding “pre-show” and “post-show” segments to livestreamed artist performances and original festival-based content. Previously, we launched our own franchises including “Music Lives,” our multi-artist virtual festival, “Music Lives ON,” our series of virtual live-streaming performances, “Self Made” our music competition platform, “The Lockdown Awards”, our award show celebrating the best in quarantine content, “The Snubbys”, our award show celebrating deserving artists who should have been but were not nominated for applicable awards, “The Breakout Awards,” our award show celebrating some of the year’s most iconic music, celebrities and pop culture moments and “One Rising” an emerging artist program that breaks up and coming talent across the music landscape.

In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS. On September 8, 2023, PodcastOne completed a Qualified Event (as defined below) (its spin out from the Company to become a standalone publicly trading company) as a result of its direct listing on The NASDAQ Capital Market on such date (the “Direct Listing”). Through the operations of our DayOne Music Publishing subsidiary, we operate our music publishing and artist and brand development businesses.

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

Digital Internet Radio and Music Services

Our digital Internet radio and music services are available to users online and through automotive and mobile original equipment manufacturers (“OEMs”) on a white label basis, which allow certain OEMs to customize the radio and music services with their own logos, branding and systems. Our users are able to listen to a variety of music, radio personalities, news, sports, comedy and the audio of live music events. Our revenue structure for our digital Internet radio and music services varies and may be in the form of (i) a free service to the listener supported by paid advertising, (ii) paid premium user services, and/or (iii) a fixed fee per user. The fees generated from ad-supported and user services are generally subject to revenue sharing arrangements with music right holders and labels, and fees to festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers (“Content Providers”).

Podcast Services

Our podcasts are available to users online alongside LiveOne’s digital Internet radio. Our users are able to listen to a variety of podcasts, from music, radio personalities, news, entertainment, comedy and sports. The podcasts are available on our platform, the LiveOne platforms and also on other leading podcast listening platforms, though various car manufacturers platforms such as Apple Music, Spotify, and Amazon. We monetize podcasts through paid advertising. We own one of the largest networks of podcast content in North America, which has over approximately 200 exclusive podcast shows that produces over 275 episodes per week and has generated over 228 million downloads during the year ended March 31, 2026.

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

On September 8, 2023, PodcastOne completed its spin out from our Company to become a standalone publicly traded company (the “Spin-Out”) as a result of PodcastOne's direct listing on The NASDAQ Capital Market on such date.

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

Podcasting Industry

The podcasting industry continues to benefit from both a broad audience, with attractive demographics and loyal listeners. According to eMarketer, the number of podcast listeners is anticipated to grow to 122 million in 2026 and nearly 150 million listeners are expected to make podcasts a part of their media diet by 2027.  The podcast advertising marketing grew to $3.0B in 2025 and is expected to exceed $4.2B in 2026 and reach $5B by 2027.

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

Paid Users

We currently stream our music services for live events globally to music fans worldwide, and with users located in North America for our digital music streaming services. We are currently developing plans to expand our music presence internationally. Our music streaming customers include individual users and OEMs such as Tesla, Verizon, T-Mobile, and, to a lesser extent, advertisers and third-party licensees. In December 2021, we also launched LiveOne on Google's Android Automotive platform, a full-stack, open source, highly customizable software platform powering the vehicle's numerous safety, environmental, and infotainment systems, enabling implementers to differentiate and tailor the content experience specific to a brand's identity. Android Automotive continues to see wide adoption from virtually all the major automotive OEMs including Ford, GMC, Dodge, Chrysler, Volvo, Polestar, Ford, Lincoln, Chevrolet, Nissan, Volkswagen, Mitsubishi, and others. For the fiscal year ended March 31, 2026 and 2025, we had one single customer that represented approximately 7% and 45% of our total consolidated revenue in the period, respectively.

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

Over the long term, our strategy is to combine our live events with our audio music and radio services (collectively, the “Music Services”). We believe that the combination of these Music Services will serve as our user engagement platform, differentiate our Music Services from our competitors and provide us more opportunities to expand and grow our current paid user base and revenues from paid user fees, advertising, sponsorship and licensing. Moreover, we plan to drive more audience to our Music Services platform as we grow our streamed live events, helping us leverage and lower our overall marketing spending and drive more user growth.

Approximately 16% and 50% of our revenue for the years ended March 31, 2026 and 2025, respectively, was from our paid users services platform. We believe the data we generate from our platform will be valuable to Industry Stakeholders and the ability to reach our audience to market more efficiently to them products and services.

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

Workforce Composition

As of March 31, 2026, we had a total of 86 employees as well as other persons who provide to us consulting and other services, including through our subsidiaries. These employees represent the diverse and complex nature of LiveOne with skills in programming operations, sales, engineering, podcasting, digital and beyond, as well as corporate support, such as information technology, legal, human resources, communications and finance.

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

Cryptocurrency Assets Treasury Strategy

In July 2025, we adopted our cryptocurrency treasury reserve strategy (the “Crypto Assets Treasury Strategy”) and subsequently selected Bitcoin as our intended initial treasury reserve asset on an ongoing basis, subject to market conditions, applicable lender consents and our anticipated cash needs, and we may expand our treasury reserve assets to include other cryptocurrencies such as Ethereum, Solana or others (collectively, “Crypto”). We plan to acquire and hold Crypto using cash flows from operations that exceed working capital requirements, and from time to time, subject to market conditions, issuing equity or debt securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Crypto. We view our Crypto holdings as long term holdings and expect to continue to accumulate Crypto. We have not set any specific target for the amount of Crypto we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional Crypto purchases. In July 2025, our board of directors has authorized our Company to acquire up to $500,000,000 of cryptocurrencies as part of the development and implementation of our Crypto Assets Treasury Strategy and/or Bitcoin Treasury Yield Strategy. This overall strategy also contemplates that we may periodically sell Crypto for general corporate purposes or in connection with strategies that generate tax benefits in accordance with applicable law, enter into additional capital raising transactions, including those that could be collateralized by our Crypto holdings, and consider pursuing strategies to create income streams or otherwise generate funds using our Crypto holdings.

This section summarizes our current Cryptocurrency Assets Treasury Strategy, including our initial Bitcoin holdings and trading execution, custody, storage, and accounting considerations. We may expand our Crypto Assets Treasury Strategy to other forms of digital assets (“Crypto”), such as Ethereum, Solana and other forms of Crypto. We reserve the right to update and alter our treasury strategy from time to time. The investment characteristics of digital assets differ materially from our traditional treasury holdings. Unlike cash equivalents and short-term U.S. Treasury Bills, which are designed to maximize liquidity and minimize volatility, digital assets do not generate yield, are subject to significant price volatility, and may involve operational, regulatory, and market risks not present in cash instruments. Historically, we have maintained a portion of our corporate treasury in cash and cash equivalents, including non-interest-bearing bank deposits and interest-bearing money market funds. These instruments are highly liquid, have minimal credit risk, and are designed to preserve capital while providing modest yield. We view Crypto as a reliable store of value and a compelling investment and may expand this to potentially other forms of cryptocurrencies in the future. We believe that Bitcoin, Ethereum and Solana in particular have unique characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. In considering such investments, we note that digital assets are often compared to gold, which has historically been used by corporations as a non-yielding reserve asset and as a hedge against inflation and currency debasement. Like gold, Bitcoin is not issued or backed by a government, is limited in supply, and is viewed by some market participants as a store of value. However, Bitcoin has exhibited substantially higher volatility than gold and is subject to a less developed regulatory and accounting framework. Accordingly, any allocation to digital assets would not be a substitute for cash management activities or near-term liquidity needs, but rather a diversification strategy similar in some respects to holding gold as a treasury asset. Bitcoin is often compared to gold. Gold has been viewed as a dependable store of value throughout history and its value has appreciated substantially over time. For example, 25 years ago, the price of gold was approximately $500 per ounce. In 2025, the price of gold traded higher than $3,500 per ounce. We view Bitcoin as a similar store of value. As of April 24, 2026, the total market capitalization of gold exceeds $31.1 trillion compared to approximately $1.5 trillion for Bitcoin, $284 billion for Ethereum and $48.2 billion for Solana. In the 24 months preceding March 31, 2026, Bitcoin has traded below $58,000 per Bitcoin and above $120,000; Ethereum has traded below $2,600 and above $4,800 per Ethereum and Solana has traded below $100 and above $290 per Solana, each respectively on Coinbase. While highly volatile, the price of Bitcoin, Ethereum, Solana and certain other Crypto has also appreciated significantly since their respective inception (for example at zero per Bitcoin). We believe that a substantial portion of Crypto’s appreciation is attributable to the view that Crypto is or will become a reliable store of value. Like gold, Bitcoin is also viewed as a scarce asset; the ultimate supply of Bitcoin is limited to 21 million coins and approximately 94.8% of its supply already exists. Ethereum has no fixed minimum supply. Solana’s supply is uncapped. It grows at an initial inflation rate of 8% per year, but grows at a decreasing rate by 15% per year until it reaches a long-term inflation rate of 1.5% annually. We believe that Bitcoin’s finite, digital and decentralized nature as well as its architectural resilience make it preferable to gold, which, as noted above, has a market capitalization nearly 10 times higher than the market capitalization of Bitcoin as of July 31, 2025. Ethereum and Solana are also often seen as preferable to gold by certain investors and users because they combine monetary value with technological utility, whereas gold is purely a store of value. Given our belief that Bitcoin, Ethereum and Solana are comparable and possibly better stores of value than gold, we believe that such Crypto has the potential to approach or exceed the value of gold over time. Given the substantial gap in value between gold and Bitcoin based on current market capitalization, we believe that Crypto has the potential to generate outsize returns as it gains increasing acceptance as “digital gold.” We believe that the growing global acceptance and “institutionalization” of Crypto supports our view that Crypto is a reliable store of value. We believe that Crypto’s unique attributes discussed above not only differentiate it from fiat money, but also from other cryptocurrency assets. We believe that Bitcoin’s unique attributes discussed above not only differentiate it from fiat money, but also from other Crypto assets, and for that reason, we currently have no plans to purchase Crypto assets other than Bitcoin, Ethereum and Solana.

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, AS AMENDED, AND OUR STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Bitcoin (BTC)

In this section, Bitcoin with an upper case “B” is used to describe the Bitcoin System as a whole that is involved in maintaining the ledger of bitcoin ownership and facilitating the transfer of bitcoin among parties, as well as its components, such as the Bitcoin Network, the Bitcoin Blockchain, the Bitcoin Protocol and Bitcoin Clients (together, the “Bitcoin System”). When referring to the crypto asset within the bitcoin network in this section, bitcoin is written with a lower case “b” (except, of course, at the beginning of sentences or paragraph sections). For clarification purposes, bitcoin is written with a lower case “b” is used to describe the crypto asset native to the Bitcoin System, whose ownership registry and full transfer history is made by the Bitcoin System.

Bitcoin is a crypto asset that serves as the unit of account on an open-source, permissionless, decentralized, peer-to-peer computer network (known as the Bitcoin Network). Every bitcoin is fractionable to the eighth decimal place, with its smallest fraction equal to 0.00000001 bitcoin and called a “Satoshi”. It may be used to pay for goods and services, stored for future use, or converted to government-backed currency such as the U.S. dollar. The adoption of bitcoin for these purposes has been limited. The value of bitcoin is not backed by any government, corporation, or other identified body.

Bitcoin Blockchain and Consensus Mechanism

Transactions in bitcoin are broadcasted over the Bitcoin Network and registered in bundles called blocks, which are set to occur on average every 10 minutes and collectively track the full transaction history and ownership of bitcoins in circulation. Every block is cryptographically tied to its predecessor, creating a chain of blocks called the “Bitcoin Blockchain”. Blocks are identified by a block height as if they were progressively piled up starting from a height of zero. The first block of the Bitcoin Blockchain is known as the Genesis block, assigned a height of 0 (zero), and was created on January 3, 2009.

Whilst in traditional financial ledgers, a central authority is responsible for updating users’ balances and preventing the same balance to be spent twice, the Bitcoin System introduces a cost for network participants to add new blocks of transactions to the Bitcoin Blockchain. This consists of creating a proof-of-work by solving a highly costly cryptographic problem by trial and error and broadcasting the obtained solution to other network participants for verification. A key feature of proof-of-work is its asymmetry: the proof generator needs to expend large amounts of computational power to generate it, whereas others can easily verify that the proof is valid at a negligible cost.

The solution to the proof-of-work problem creates a cryptographic hash that sets a unique identifier for every block and includes an imprint of all the transactions included in the block as well as the identifier of the block’s immediate predecessor. This generates a strong cryptographic tie among the blocks in the Bitcoin Blockchain and implies that rebuilding the transaction history from a height smaller than or equal to the current one would demand regenerating all the cumulative proof-of-work from that point until the current block. Given the necessary computational cost, the bigger the pile of blocks stacked above a specific block, the smaller the likelihood for the information included in it to be changed, effectively making it immutable after enough proof-of-work is generated on top of it. At any height, if two diverging versions of the Bitcoin Blockchain exist, a bifurcation referred to as a blockchain fork, the consensual version of the Bitcoin Blockchain is defined as the chain with the largest cumulative proof-of-work, establishing Bitcoin’s so-called fork choice rule. These rules establish a mechanism for the Bitcoin Blockchain to be appended over time and for the Bitcoin Network to reach consensus on bitcoin ownership and transaction history. Therefore, proof-of-work is generally referred to as the consensus mechanism of the Bitcoin System.

The built-in incentive element of the Bitcoin System is bitcoin, which is issued over time as a subsidy that rewards network participants responsible for generating proof-of-work and, thus, adding new blocks to the Bitcoin Blockchain. Since they invest in computational equipment and expend electricity in exchange for newly-issued coins, there exists a clear similarity between this activity and the mining of precious metals such as gold or silver. The creation of proof-of-work is thus popularly referred to as bitcoin mining, and network participants engaging in the activity are called bitcoin miners. Users of the Bitcoin Network might also pay transaction fees in bitcoin to gain priority over others in having their transactions included in a new block. The fees paid by all transactions in a mined block are reverted to the successful miner alongside the mining subsidy.

To make sure that the creation of blocks and thus the issuance of new bitcoin occur on average every 10 minutes, the Bitcoin System has a built-in difficulty adjustment that tunes the cost of generating a valid proof-of-work every interval of 2,016 blocks — approximately every two weeks — starting from the Genesis block. If some miners get more specialized and are able to mine blocks faster than 10 minutes on average, the difficulty is increased when the next cycle of 2,016 blocks starts. On the other hand, if some miners have to shut down operations and blocks start being appended to the blockchain with an average interval exceeding 10 minutes, difficulty is decreased as of the beginning of the next cycle of 2,016 blocks. The computational power of a miner is measured by its capacity to compute cryptographic hashes in the attempt to generate a valid proof-of-work. The collective computational power of the Bitcoin Network is known as the network’s hash rate.

Bitcoin Supply

The value of bitcoin depends on its supply (which is limited), and demand for bitcoin in the markets for exchange that have been organized to facilitate the trading of bitcoin. The supply of bitcoin follows a predefined issuance schedule since Bitcoin’s conception. In every multiple of 210,000 blocks following height 0 (210,000, 420,000, 630,000, etc.), the issuance of bitcoin per block is reduced in half. These events are referred to as “halvings”. Bitcoin’s mining subsidy started at 50 bitcoin per mined block and remained constant between heights 0 and 209,999. The first halving took place on November 28, 2012 at height 210,000, dropping the mining subsidy to 25 bitcoin until height 419,999. The second halving occurred on July 9, 2016 at height 420,000, setting the subsidy per block to 12.5 bitcoin until height 629,999. The third halving took place on May11, 2020 at height 630,000, setting the subsidy per block to 6.25 bitcoin until height 839,999. The most recent halving happened on April 20, 2024 at height 840,000, setting the current subsidy per block to 3.125 bitcoin until height 1,049,999.

By design, the supply of bitcoin is intentionally limited to 21 million units, making bitcoin a disinflationary asset, that is, with a rate of supply growth that decreases over time until reaching zero when the last satoshi is issued. The maximum cap and the disinflationary nature of bitcoin makes it a potential candidate for digital store of value, an investment thesis that is still gaining traction among investors worldwide. As of March 31, 2026, there are approximately 19.75 million bitcoins in circulation.

Bitcoin Network, Protocol, Clients and Network Upgrades

Bitcoin is maintained on the decentralized, open source, peer-to-peer computer network, the Bitcoin Network. No single entity owns or operates the Bitcoin Network. The Bitcoin Network is accessed through software and governs bitcoin’s creation and movement. The source code for the Bitcoin Network, often referred to as the Bitcoin Protocol, is open-source, and anyone can contribute to its development.

Proof-of-work, the fork choice rule, the difficulty adjustment and the supply schedule of bitcoin comprise the Bitcoin Protocol, the full set rules that users of the Bitcoin System must agree on in order to participate in the Bitcoin Network. Implementations of the Bitcoin Protocol are called “Bitcoin Clients”. These are open-source codes that can be maintained by anyone and used by any individual wishing to join the Bitcoin Network. Every computer running an instance of a Bitcoin Client is called a node.

The infrastructure of the Bitcoin Network is collectively maintained by its participants, which include miners, developers, and users. Miners register transactions and provide security to the Bitcoin Network. Developers maintain and contribute updates to the Bitcoin Clients. Users access the Bitcoin Network either running their own node or communicating with the node run by a third-party server. Anyone can be a user, developer, or miner, but not all Bitcoin Network participants need to run a node.

Bitcoin is “stored” on a digital transaction ledger commonly known as a “blockchain.” A blockchain is a distributed database that is continuously updated and reconciled among certain users and is protected by cryptography. The bitcoin blockchain contains a complete record and history for each bitcoin transaction.

New bitcoins are created through a process called “mining.” Miners use specialized computer software and hardware to solve a highly complex mathematical problem presented by the Bitcoin Protocol. The first miner to successfully solve the problem is permitted to add a block of transactions to the bitcoin blockchain. The new block is then confirmed through acceptance by a majority of users who maintain versions of the blockchain on their individual computers. Miners that successfully add a block to the bitcoin blockchain are automatically rewarded with a fixed amount of bitcoin for their effort plus any transaction fees paid by transferors whose transactions are recorded in the block. This reward system is how new bitcoin enters circulation and is the mechanism by which versions of the blockchain held by users on a decentralized network are kept in consensus.

The Bitcoin Protocol is thus an open-source project with no official company or group in control, and anyone can review the underlying code for its clients. There are, however, a number of individual developers that regularly contribute to a specific Bitcoin Client known as the “bitcoin core” (“Bitcoin Core”). Developers of the Bitcoin Core loosely oversee the development of the source code. There are many other compatible versions of the Bitcoin Protocol, but Bitcoin Core is the most widely adopted and currently provides the de facto standard for the Bitcoin Protocol. Bitcoin Core developers are able to access, and can alter, the client’s source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Bitcoin Core. Upgrade proposals to the Bitcoin protocol can be created by any individual as a Bitcoin Improvement Proposal (“BIP”).

However, because Bitcoin has no central authority, the release of updates to the Bitcoin Core or other Bitcoin Clients by their developers does not guarantee that the updates will be automatically adopted by the other network participants. Users and miners must accept any changes made to the source code by downloading the proposed modification and that modification is effective only with respect to those Bitcoin users and miners who choose to download it and run. As a practical matter, a modification to the source code becomes part of the Bitcoin Network only if it is accepted by individuals that collectively form a majority of the Bitcoin Network. If a modification is accepted by only a small percentage of users and miners, a division will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “hard fork.” To avoid network splits, the Bitcoin community chooses to implement BIPs via soft forks, which are backward-compatible updates and thus optional in nature, meaning multiple versions of the same Bitcoin Client can coexist in the Bitcoin Network.

Development of Bitcoin Clients has increasingly focused on amendments to the Bitcoin Protocol to enhance speed and scalability. For example, in August 2017, a BIP known as “segregated witness” was adopted in a Bitcoin soft fork. Among other things, it enables so-called second layer solutions, such as the “Lightning Network”, or payment channels, which could potentially allow greater speed and a greater number of transactions that the Bitcoin Network can process in a given time interval (i.e., transaction throughput). The Lightning Network is an open-source decentralized network that enables the instant off-blockchain transfer of bitcoin without requiring a trusted third party. The Lightning Network uses bidirectional payment channels, which work as follows: an on-blockchain transaction is required to open a channel, which can later be closed through another on-blockchain transaction. Once a channel is open, value can be transferred instantly between counterparties engaging in bitcoin transactions without such transactions being broadcasted to the Bitcoin Network. This enables increased transaction throughput and reduces the computational burden on the Bitcoin Network. The Lightning Network is currently a subject of ongoing research and development and does not yet have material adoption as of August 2024, with approximately 5,200 bitcoins in total liquidity deposited in its payment channels.

Other uses of segregated witness include smart contracts (which are programs that automatically execute on a blockchain) and distributed registers built into, built atop, or pegged alongside the Bitcoin Blockchain. For example, one white paper published by the blockchain technology company Blockstream Corporation Inc. calls for the use of “pegged sidechains” to develop programming environments built within blockchain ledgers that can interact with and rely on the security of the Bitcoin Network and blockchain while remaining independent thereof. Applications of this concept include open-source projects such as RSK (Rootstock), which seeks to create novel open-source smart contract platforms built on the Bitcoin Blockchain to allow automated, condition-based payments with increased speed and scalability.

Such research and development projects may utilize bitcoin as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for bitcoin and the utility of the Bitcoin Network as a whole. Conversely, to the extent that such projects operate on the Bitcoin Blockchain, they may increase the data flow on the Bitcoin Network and could either “bloat” the size of the blockchain or result in slower confirmation times. At this time, such projects remain in early stages and have not been materially integrated into the blockchain or Bitcoin Network.

The latest Bitcoin soft fork known as “Taproot” was activated in November 2021, introducing a new scheme for digital signatures, enhancing the privacy of more complex Bitcoin scripts and optimizing block space usage for multi-signature transactions. Taproot has become more prominent since late 2022 with the launch of Bitcoin inscriptions, which uses Taproot functionality to assign pieces of information to distinct satoshis. Also, Taproot is being used in the implementation of Taproot Assets, a novel programmability layer built on top of Bitcoin that allows users to create other crypto assets on the Bitcoin Blockchain, while using them at fast speeds and low costs over the Lightning Network. Similar to the adoption of the Lightning Network, inscriptions and Taproot Assets are still experimental technologies and might be subject to significant risks.

Bitcoin wallets and transactions

Users of the Bitcoin Network must either run a Bitcoin Client or use a Bitcoin wallet. To initiate a Bitcoin transaction, users generate one or more unique pairs of private and public keys, the latter being used to receive funds, and the former to authenticate transactions and send bitcoin. These pairs can be hierarchically derived from a single set of words known as a seed phrase. As their names suggest, public keys can be safely shared with anyone in the network, whereas private keys should be kept secret. This is analogous to the use of a bank account, with a public key similar to the bank identifier and branch number, and the private key the analogue to the account’s transaction password.

A private-public key pair is generated using asymmetric cryptographic, meaning that deriving a public key from its corresponding private key is easy, whereas guessing a private key from a known public key is virtually impossible. The generation of the pair and the signing of transactions is securely carried out using a device disconnected from the internet, maintaining the secrecy of the private key and the custody of bitcoins in a so-called cold wallet. If a private key is at least once exposed to the internet, it turns the corresponding wallet into a so-called hot wallet, exposing the user to the risk of theft of funds by a malicious actor that might gain access to the device during the time of internet exposure. Therefore, security and ownership of bitcoins rely heavily on the proper management of private keys, as these keys are the only way to authorize transactions. This property guarantees the possibility of secure custody of bitcoins without counterparty risk and the ability for a user to be the only network participant knowing the private key to its wallet. On the other hand, losing a private key means losing access to the associated funds permanently, similar to a bearer asset like cash, and exposing it to the internet creates the risk of a malicious actor becoming able to drain funds from the wallet.

Bitcoin Markets

In the Bitcoin market, participants range from individual end-users who utilize bitcoin for peer-to-peer transactions, to merchants who accept bitcoin as payment for goods and services. Despite its potential, bitcoin has not yet achieved widespread adoption as a mainstream payment method. Investors also represent a significant portion of market participants, purchasing bitcoin as a speculative asset or as part of a diversified investment portfolio. These transactions occur both on bitcoin spot markets and over-the-counter (“OTC”) markets, with the former being more accessible to retail investors and the latter catering to institutional entities handling large volumes of bitcoin.

In addition to using bitcoin to purchase goods and services, investors may purchase and sell bitcoin to speculate as to the value of bitcoin in the bitcoin market, or as a long-term investment to diversify their portfolio. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Bitcoin spot markets typically permit investors to open accounts with the market and then purchase and sell bitcoin via websites or through mobile applications on a prefunded basis. Prices for trades on bitcoin spot markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired crypto asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a bitcoin market and trading bitcoin is different from, and should not be confused with, the process of users sending bitcoin from one bitcoin address to another bitcoin address on the Bitcoin Blockchain. This latter process is an activity that occurs on the Bitcoin Network, while the former is an activity that occurs entirely within the order book operated by the spot market. The spot market typically records the investor’s ownership of bitcoin in its internal books and records, rather than on the Bitcoin Blockchain. The spot market ordinarily does not transfer bitcoin to the investor on the Bitcoin Blockchain unless the investor makes a request to the exchange to withdraw the bitcoin in his or her exchange account to an off-exchange bitcoin wallet.

In addition, bitcoin futures and options trading occur on exchanges in the U.S. regulated by the Commodity Futures Trading Commission (“CFTC”). The market for CFTC-regulated trading of bitcoin derivatives has developed substantially. Data aggregated by The Block shows that, in August 2025, total regulated bitcoin futures had $230 billion in aggregate notional trading volume on the Chicago Mercantile Exchange (“CME”), up 45.2% in comparison to $158.4 billion in August 2024. Furthermore, average open interest in August 2024 was equal to $16.4 billion, up 84.3% in comparison to $8.9 billion in the same month one year prior. As of September 2025, the bitcoin market capitalization had reached approximately $2.25 trillion and represented approximately 56% of the entire crypto asset market.

Although bitcoin was the first crypto asset, in the ensuing years, the number of crypto assets, market participants and companies in the space has increased dramatically. In addition to bitcoin, other well-known crypto assets include ether, solana, bitcoin cash, and litecoin. The category and protocols are still being defined and evolving.

Bitcoin has generally exhibited high price volatility relative to more traditional asset classes. One volatility measure, standard deviation, is based on the variability of historical price returns. A higher standard deviation indicates a wider dispersion of past price returns and thus greater historical volatility.

Ethereum (ETH)

Here, Ethereum with an uppercase “E” denotes the entire system responsible for maintaining the ledger of ether ownership and enabling the transfer of ether among parties, as well as the components of the Ethereum system such as the Ethereum Network, the Ethereum Blockchain, the Ethereum Protocol and the Ethereum Clients (together, the “Ethereum System”). When referring in this section to the crypto asset native to the Ethereum Network, whose ownership registry and full transfer history is made by the latter, ether is written with a lowercase “e” (except at the beginning of sentences or paragraph sections).

Ethereum is a permissionless, decentralized and peer-to-peer computer network of nodes that enables developers to build and deploy the so-called smart contracts and decentralized apps (“Dapps”) on a global scale. The Ethereum Network improves on the capabilities of the Bitcoin Network by allowing, in addition to simple ether transfers, the creation of the smart contracts (software that are automatically executed when predetermined terms and conditions are met). Smart contracts permit the creation of crypto assets with various properties and the deployment of decentralized applications on Ethereum.

Ether, the native crypto asset of the Ethereum Network, serves as a unit of account, allowing for peer-to-peer transactions and incentivizing network participants. Every ether is fractionable to the eighteenth decimal place, with its smallest fraction equal to 0.000000000000000001 ether and called a wei.

The computational environment of the Ethereum Network is known as the Ethereum Virtual Machine (“EVM”), and computational cycles in the EVM consume so-called gas units which are denominated in fractions of ether and expressed in Gwei (short for “gigawei” or one billion wei or one billionth of one ether). The EVM is similar to an engine, while ether is the fuel that propels it. Ether is therefore known as the “gas” token of the Ethereum Network. Ether may also be used to pay for goods and services, stored for future use, or converted to government-backed currency such as the dollar. The value of ether is not backed by any government, corporation, or other identified body.

Ethereum Blockchain and Consensus Mechanism

Similar to Bitcoin, transactions on Ethereum are broadcasted over the Ethereum Network and registered in blocks, which are set to occur every 12 seconds. Ethereum blocks collectively track the full transaction history, the accounts and balances of users and contracts in the “Ethereum System”, and other blockchain data that collectively are referred to as the state of Ethereum. Ethereum ensures that its state transition is deterministic, meaning that given the same initial state and set of transactions, all nodes in the Ethereum Network are able to compute the same final state. Blocks are organized in a chain forming the “Ethereum Blockchain”, starting from the “genesis block” at height 0 (zero), which was created on July 30, 2015.

Unlike Bitcoin, which relies on proof-of-work, Ethereum operates on a proof-of-stake consensus mechanism where users must lock a certain amount of ether to engage with transaction validation and code execution. In contrast to proof-of-work, in which miners expend hardware and electricity to become eligible to append new blocks to the blockchain, in proof-of-stake, users known as validators pledge capital denominated in ether as a “stake,” providing a guarantee of action in good faith towards the honest operation of the network. If Ethereum Network participants detect a malicious activity by a validator, such as proposing two different blocks at the same height or attesting to two different versions of the consensual Ethereum Blockchain, they can cast a slashing alert that subtracts part of the malicious actor’s stake. As such, proof-of-stake substitutes the computational cost to cheat on proof-of-work by the risk of losing part of a validator’s stake, aligning the incentives for consensus participants to remain honest over time. Ethereum’s implementation of proof-of-stake also has a fork choice rule, which uses validators’ votes on the chain with the most accumulated validator activity to select the consensual chain at any point in time.

Actors running Ethereum validators range from individual enthusiasts to professional operations with dedicated hardware and data centers. Users activate a validator by running consensus software on Ethereum and depositing 32 ether on a staking contract deployed on the Ethereum Network. They are rewarded with newly issued ether as a subsidy and transaction fees paid by users to gain priority in having their transactions executed first. The Ethereum Network’s complexity and reliance on staking attract a specific type of participant, one who is often deeply involved in the ecosystem, increasing the likelihood for committed entities to take on the responsibilities of a validator.

Smart Contracts, Crypto Assets and Decentralized Applications

The Ethereum Network allows users to write and implement smart contracts — that is, general-purpose code that executes on every node in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can leverage the EVM through its built-in programming language, Solidity, to create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create crypto assets other than ether.

Development on the Ethereum Network involves building more complex tools on top of smart contracts, such as DApps, organizations that are autonomous, known as decentralized autonomous organizations (“DAOs”), and entirely new decentralized governance systems. For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain predefined conditions.

Ethereum is also a platform for creating new crypto assets and conducting their associated initial coin offerings. It has a suite of standards that allow for the creation of fungible crypto assets, such as governance tokens that confer voting power in DAOs or stablecoins pegged to government-backed currencies like the dollar; non-fungible tokens (“NFTs”) allowing for the creation of unique representations of value, such as digital collectibles, digital art, decentralized identity systems and digital characters and items in metaverses and videogames; and more versatile tokens that bring new utility to DApps by integrating decentralized data provision and indexing. A majority of crypto assets in the crypto market were built on the Ethereum Network, with such assets representing a significant amount of the total market value of all crypto assets.

An important set of DApps on the Ethereum Network exists within the sector known as decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives, and insurance, by removing third party intermediaries. DeFi can allow users to lend and earn interest on their crypto assets, exchange one crypto asset for another, and create derivative crypto assets such as stablecoins. Currently, $44 billion worth of crypto assets are deposited on DeFi applications on the Ethereum Network. Ethereum is also used to create decentralized naming systems, decentralized social networks, and the registry and commercialization of digital art. More recently, companies and asset managers have started to use Ethereum to tokenize traditional assets such as money-market funds. While experiencing a significant rise in total value secured by the Ethereum Network since inception, most applications in the Ethereum ecosystem are still incipient and/or in experimental phase.

Since smart contracts are general purpose software, they can be naturally used to create highly complex DApps, which can be further combined among themselves in a composable manner to create even more complex applications. On the other hand, given the nascent nature of the EVM and Solidity, there might be significant architectural risks and unseen bugs in Ethereum’s current technological stack. This may pose relevant security risks on DApps running on the platform, lead to the drain, loss or indefinite lock of value deposited on them, and potentially harm users interacting with such applications or having participation in the total value deposited in a DApp.

Ether Supply

Unlike bitcoin, the supply schedule of ether has changed a number of times since the inception of the Ethereum Network. The initial creation of ether involved the issuance of 72.0 million tokens. Of these, 60.0 million ether (83.33% of the supply) were sold to the public in a crowd sale in 2014, raising approximately $18 million. Another 6.0 million ether (8.33% of the supply) went to the Ethereum Foundation for operational costs, while 3.0 million ether each (4.17% of the supply) were distributed to developers who contributed to the network and members of the Ethereum Foundation for purchasing at the initial crowd sale price.

While currently operating under a proof-of-stake consensus mechanism, the Ethereum Network started operation under a proof-of-work consensus mechanism similar to Bitcoin, migrating to its current proof-of-stake consensus mechanism in September 2022 during an upgrade known as “The Merge”. Over time, new ether was put into circulation by miners creating blocks on the Ethereum blockchain.

From the Genesis block to late 2017, the mining subsidy on the Ethereum Network was equal to 5 ether per block. In October 2017, the Byzantium upgrade was activated, decreasing the mining subsidy to 3 ether and aiming to prepare Ethereum for future scaling solutions. In February 2019, the Constantinople upgrade further reduced the mining subsidy to 2 ether per block. In December 2020, Ethereum’s new proof-of-stake consensus layer called the Beacon Chain was launched in preparation for The Merge in September 2022, introducing a deterministic supply curve that issues new ether to validators based on the total amount of ether staked. In August 2021, the London upgrade introduced the concept of a base fee burn. This means that a portion of the transaction fees paid by users on the network started being burned, effectively working as an ether supply reduction mechanism. This base fee is algorithmically adjusted based on network demand, and ether burn is more intense in periods of high network activity. The latest change in ether monetary policy took place during the Merge, in which mining was deprecated and mining subsidies ceased. Unlike bitcoin, ether’s supply is uncapped and can be inflationary — that is, with a positive supply growth rate — if issuance is bigger than burns or deflationary — that is, with a negative supply growth rate — if issuance is smaller than burns.

As of March 31, 2026, 72 million ether were pre-mined, 50.4 million ether were issued by miners before the switch to proof-of-stake, 2.3 million ether were issued to validators staking ether and 4.4 million ether were burned in base fees, leading to a circulating supply of 120.3 million ether. There is no guarantee that the ether issuance policy will remain unchanged over time, and future modifications to monetary policy might create splits in the Ethereum community and lead to two or more conflicting Ethereum networks.

Ethereum protocol, clients and network upgrades

Proof-of-stake, the fork choice rule, the EVM architecture and the monetary policy of ether comprise the “Ethereum Protocol”, the full set rules that users of the Ethereum System have to agree on in order to participate in the network. Implementations of the Ethereum Protocol are called “Ethereum Clients”. These are open-source codes that can be maintained by anyone and used by any individual wishing to join the Ethereum Network. Every computer running an instance of an Ethereum Client is called a node. The infrastructure of the Ethereum Network is collectively maintained by various participants, which includes validators, developers, and users. Validators register transactions inside blocks and provide security to the Ethereum Network. Developers maintain and contribute updates to Ethereum Clients. Users access the Ethereum Network either running their own node or communicating with nodes run by a third party server. Anyone can be a user, developer, or validator, but not all network participants need to run a node.

Similar to BIPs, Ethereum upgrade proposals are known as Ethereum Improvement Proposals (“EIPs”). However, all Ethereum upgrades are made through hard forks, which are not backward-compatible and thus demand Ethereum users to update their clients to continue having access to the Ethereum Network. The Merge introduced the Beacon Chain as the new consensus layer of Ethereum, responsible for block production and finalization, whereas the original Ethereum chain remained as the network’s execution layer, in which code execution takes place. This transition was expected since the network’s launch in mid-2015, and aimed at reducing Ethereum’s overall energy consumption while paving the way for higher scalability and increased transaction throughput. Since the Merge, all upgrades on Ethereum consist of new releases for both consensus and execution software of all clients implementing the Ethereum Protocol.

While the Ethereum Protocol is an open-source project with no official company or group in control, there is one entity called the Ethereum Foundation which supports the development, growth, and research on Ethereum. It plays a role in stewarding the Ethereum ecosystem, but it does not control or manage the network. Instead, the Foundation provides resources, grants, and coordination to help maintain the Ethereum protocol and its infrastructure.

Unlike Bitcoin, which has Bitcoin Core as its dominant client, the Ethereum Network is operated by a more diverse list of clients. As of March 31, 2026, 41.7% of Ethereum nodes run the geth client, 40.3% the nethermind client, and the remaining 18% are split among five others. Core developers of Ethereum clients are able to access, and can alter, the client’s source code and, as a result, they are responsible for official releases of updates and other changes to Ethereum Clients.

Since the Merge, Ethereum experienced the successful activation of two other upgrades. First, the Shapella upgrade, activated in April 2023, which enabled ether withdrawals for validators participating in the network’s consensus layer. Second, the Dencun upgrade, activated in March 2024, which introduced proto-danksharding (or EIP-4844), a new technology that reduces the costs for second layer solutions known as rollups to post data on Ethereum and thus significantly decreases transaction fees paid by users using these upper layers to access the Ethereum ecosystem.

Particularly, following the Dencun upgrade, most second layers that had properly prepared for the activation of EIP-4844 experienced, as expected, reduced transaction fees when batching transactions to the main Ethereum Network. In turn, the upgrade lowered the transaction costs for executing transactions on such networks and significantly reduced activity on Ethereum’s base layer. However, some second layer solutions reportedly experienced outages and other disruptions in the aftermath of the upgrade, which in the case of “Blast”, one of Ethereum’s rollups, led to a halt in block production for a period of time. Blast normal operation was reportedly restored afterward. As with any change to open-source software code and client overhaul, planned forks such as the ones activated since the Merge could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term.

Because Ethereum has no central authority, the release of updates to Ethereum Clients by their developers does not guarantee that the updates will be automatically adopted by the other network participants. Users and validators must accept any changes made to the source code by downloading the proposed modification and that modification is effective only with respect to those Ethereum users and validators who choose to download and run it. As a practical matter, a modification to the source code becomes part of the Ethereum Network only if it is accepted by individuals that collectively have a majority of the Ethereum Network. If a modification is accepted by only a percentage of users and validators, a division will occur such that one network will run the pre-modification source code and the other network will run the modified source code.

As a continuation to the Ethereum 2.0 transition, Ethereum underwent an upgrade called Pectra on May 7, 2025. As of its current list of improvements, Pectra activated new technology aiming to ease user experience through account abstraction, enhance consensus operation for validators, and improve overall network performance and security.

Ethereum wallets and transactions

Similar to Bitcoin, users of the Ethereum Network must either run an Ethereum Client or use an Ethereum wallet. To initiate an Ethereum transaction, users generate a pair of private and public keys, the latter being used to receive funds, and the former to authenticate transactions, send funds and interact with DApps on the platform. The same careful management of private keys must be carried out in the case of Ethereum, allowing a user to securely custody ether and other crypto assets living on the Ethereum Network. Nonetheless, in contrast to Bitcoin, where multiple private-public key pairs can be derived from a single seed phrase, Ethereum operates on an account-based model. This means that instead of tracking multiple individual key pairs, a single account is used to manage the balance of ether and crypto assets. Each account has an associated public address and private key, and the entire balance is tied to the account rather than to individual key pairs. To execute any transaction on Ethereum, including sending ether and other crypto assets, and interacting with DApps, a user must hold enough ether on its balance to pay for the gas costs of the corresponding code execution.

Ether Markets

The Ethereum market includes a wide array of participants in the investment, retail, and service sectors. The investment sector, similar to Bitcoin, includes both private and professional investors who trade ether for speculative purposes. The retail sector involves users who buy ether to transfer it or to pay for transaction fees when transferring other crypto assets and interacting with DApps on the Ethereum Network. Retail users can also buy ether to pay for goods and services, though its adoption as a payment method is still in its infancy. The service sector, on the other hand, is expanding rapidly, with companies like Coinbase, Kraken, and Gemini providing essential services such as trading, payment processing, custodial solutions and staking. As Ethereum continues to evolve, the service sector is expected to grow, offering more sophisticated and varied services to accommodate the network’s increasing user base and its unique functionalities like smart contracts.

In addition to using ether to engage in transactions, investors may purchase and sell ether to speculate as to the value of ether in the market, or as a long-term investment to diversify their portfolio. The value of ether within the market is determined, in part, by the supply of and demand for ether in the global ether market, market expectations for the adoption of ether as a store of value, the number of merchants that accept ether as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Centralized spot ether markets typically permit investors to open accounts with the trading platform and then purchase and sell ether via websites or through mobile applications. Prices for trades on centralized spot ether markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired crypto asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a centralized ether market and trading ether is different from, and should not be confused with, the process of users sending ether from one Ethereum address to another Ethereum address on the Ethereum Blockchain or decentralized on-chain trading platforms. This latter process is an activity that occurs on the Ethereum Network, while the former is an activity that occurs entirely within the order book operated by the centralized spot market. The centralized spot market typically records the investor’s ownership of ether in its internal books and records, rather than on the Ethereum Blockchain. The centralized spot market ordinarily does not transfer ether to the investor on the Ethereum Blockchain unless the investor makes a request to the crypto asset trading platform to withdraw the ether in their account to an off-exchange ether wallet.

Outside of the spot markets, ether can be traded OTC. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer ether-sided liquidity for Ether, investment managers, proprietary trading firms, high-net-worth individuals that trade ether on a proprietary basis, entities with sizable ether holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of Ether. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price — often via phone or email — and then one of the two parties will initiate the transaction. For example, a seller of ether could initiate the transaction by sending the ether to the buyer’s ether address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on ether spot markets.

In addition, ether futures and options trading occur on exchanges in the U.S. regulated by the CFTC. The market for CFTC-regulated trading of ether derivatives has developed substantially. Data aggregated by The Block shows that, in August, 2024, regulated ether futures represented approximately $20.8 billion in aggregate notional trading volume on the Chicago Mercantile Exchange (“CME”), up 117% in comparison to $9.6 billion in August 2023. Furthermore, average open interest in August 2024 was equal to $917 million, up 187% in comparison to $319 in the same month one year prior. Through the common membership of NYSE Arca and the CME Ethereum Futures market in the Intermarket Surveillance Group (“ISG”), NYSE Arca may obtain information regarding trading in the Shares and listed ether derivatives from the CME Ethereum Futures market via the ISG and from other exchanges who are members or affiliates of the ISG. Such an arrangement with the ISG and the CME Ethereum Futures market allows for the surveillance of ether futures market conditions and price movements on a real-time and ongoing basis in order to detect and prevent price distortions, including price distortions caused by manipulative efforts. The sharing of surveillance information between NYSE Arca and the CME Ethereum Futures market regarding market trading activity, clearing activity and customer identity assists in detecting, investigating and deterring fraudulent and manipulative misconduct, as well as violations of NYSE Arca’s rules and the applicable federal securities laws and rules. NYSE Arca has also implemented surveillance procedures to monitor the trading of the Shares on NYSE Arca during all trading sessions and to deter and detect violations of NYSE Arca rules and the applicable federal securities laws.

We cannot predict the future level of Ethereum issuance or net supply, which may impact the market value of Ethereum.

Solana (SOL)

Solana is a high-performance smart contract platform designed for efficiency, enabling the creation of DApps such as decentralized finance (DeFi), digital collectibles (NFTs), and blockchain games. Its system comprises the Solana Network, the Solana Blockchain, the Solana Protocol and Solana Clients.

Solana uses Proof-of-Stake (“PoS”) for network consensus but integrates Proof-of-History (“PoH”) into its PoS mechanism to enable continuous block production. This allows Solana to skip over slow or unresponsive slot leaders without waiting for a full consensus round. PoH, despite common misconceptions, is not a standalone consensus algorithm. While Solana’s current consensus integrates PoH, the network could theoretically function without it by making minor adjustments to its implementation. PoH ensures consistent block production, with each validator independently verifying the PoH sequence, eliminating the need for external time synchronization.

Solana’s consensus algorithm, Tower BFT, leverages PoH’s synchronized clock computations to enhance performance and efficiency. This creates a universal clock across the network, allowing it to skip slots assigned to slow or unresponsive leaders. Validators can produce blocks continuously without waiting for previous blocks or undergoing a synchronous consensus round for each slot.

SOL is the native crypto asset for the Solana System, SOL has a total supply of about 587 million tokens with no fixed cap, while the circulating supply is roughly 470 million tokens. It serves multiple purposes: (i) existing tokens are deposited as collateral (or stake) for users to join the network’s validation set and provide security, (ii) newly issued tokens are issued as rewards for validators operating the network, and (iii) existing tokens are the medium of exchange with which users pay for code execution on the platform, allowing them to interact with different applications and send assets from one place to another. Every SOL is fractionable to the smallest unit called Lamports, with its smallest fraction equal to 0.000000001 SOL each, named in honor of Leslie Lamport.

The Solana blockchain relies on two types of globally distributed nodes: Validators and Remote Procedure Call (RPC) nodes. Validators are voting consensus nodes, while RPC nodes are non-voting nodes. Validators vote to determine the validity of transactions until consensus is reached. Once validated, the on-chain state changes are applied, and the transactions are recorded in the Solana ledger for permanent storage. The RPC node then sends the response back to the client application. Solana’s governance relies on Solana Improvement Proposals (SIPs), which outline suggested network changes. Anyone can submit a SIP, but community support is crucial. Validators, developers, and stakeholders review proposals to reach consensus on updates that shape the blockchain’s future.

Solana offers faster and cheaper transactions compared to Ethereum, leading the space of alternative infrastructure platforms in crypto. As a general purpose smart contracts platform, Solana allows for the creation of diverse applications, including blockchain games, minting and transfer of dollar stablecoins and crypto payments through traditional methods.

We cannot predict future Solana issuance, transaction fee burn, or net supply, each of which may affect the market value of Solana.

Institutionalization of Crypto

We are encouraged by the growing global acceptance of Crypto and “institutionalization” of Bitcoin – reflected by the January 2024 U.S. Securities and Exchange Commission’s (the “SEC”) approval of 11 Bitcoin exchange-traded funds. In May 2024, the SEC approved nine spot Ethereum ETFs, allowing traders to access ETH through mainstream U.S. exchanges. As of the date of this registration statement, no Solana-spot ETF has yet been approved by the SEC, but several significant steps have been taken toward that possibility. There are currently nine U.S. applications pending with the SEC to launch Solana-spot ETFs. In addition, there are about 72 Additional Crypto-Related ETFs that are currently under review. These funds have reported billions of dollars of net inflows, with investments from a large number of institutions, including global banks, pensions, endowments and registered investment advisors. It is currently estimated that more than 10% of all bitcoins are now held by institutions.

On July 18, 2025, President Trump signed into law the Guiding and Establishing National Innovation for U.S. Stablecoins Act, otherwise known as the GENIUS Act. The purpose of the GENIUS Act is to establish a comprehensive regulatory framework for stablecoins in the United States. However, the GENIUS Act also makes several important changes to the U.S. Bankruptcy Code which gives stablecoin holders significant power and leverage over bankruptcies filed by stablecoin operators but also threatens those bankruptcies with administrative insolvency. Although it does not directly affect Bitcoin, Ethereum or Solana, the GENIUS Act’s approach could serve as a blueprint for future digital asset legislation, potentially paving the way for laws that more directly address non-stablecoin cryptocurrencies, including bitcoin.

Our Crypto Holdings

As of now, we have selected Bitcoin as our intended initial treasury reserve asset on an ongoing basis, subject to market conditions, applicable lender consents and our anticipated cash needs, but we may expand our treasury reserve assets to include Ethereum, Solana and/or other forms of Crypto. As of March 31, 2026, we have purchased a total of approximately 43.15 bitcoins at an aggregate purchase price of approximately $5.0 million for an average purchase price of approximately $115,878.44 per bitcoin, inclusive of fees and expenses, which constitutes 100% of our treasury that is currently invested in bitcoin. As of March 31, 2026, we have not sold any bitcoin nor do we own any other forms of Crypto.

Accounting

Bitcoin accounting guidance has been evolving. According to the American Institute of Certified Public Accountants “Accounting for and auditing of Digital Assets practice aid,” bitcoin would satisfy the definition of an indefinite-lived intangible asset and would be accounted for under ASC 350, Intangibles — Goodwill and Other issued by the Financial Accounting Standards Board (“FASB”). Under these guidelines, bitcoin holdings would be accounted for initially at cost and subject to impairment losses if their fair value fell below carrying value. In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (ASU 2023-08), which revised bitcoin accounting treatment. Under this new guidance, the valuation of bitcoin is to be measured based on fair value.

Hedging Strategy

We do not currently intend to hedge our Crypto holdings and have not adopted a hedging strategy with respect to bitcoin. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

Forked or Airdropped Asset Policy

We intend to recognize forked and airdropped assets consistent with our custodian. We may not immediately or ever have the ability to withdraw a forked or airdropped Crypto by virtue of the Crypto that we hold with our custodian. Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our assets.

Forms of Attack Against the Crypto Network and Wallets

Blockchain technology has many built-in security features that make it difficult for hackers and other malicious actors to corrupt the protocol or blockchain. However, as with any computer network, any Crypto network may be subject to certain attacks. Some forms of attack include unauthorized access to wallets that hold Crypto and direct attacks on the network, like “51% attacks” or “denial-of-service attacks” on the bitcoin protocol for example.

Crypto is designed to be controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Crypto is held. Private keys used to access each respective Crypto balances are not widely distributed and are typically held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers. One form of obtaining unauthorized access to a wallet occurs following a phishing attack where the attacker deceives the victim and manipulates them into sharing their private keys for their digital wallet or other sensitive information. Other similar attacks may also result in the loss of private keys and the inability to access, and effective loss of, the corresponding Crypto. See below section captioned “Risk Factors — Risks Related to Our Cryptocurrency Assets Treasury Strategy and Holdings — We face risks relating to the custody of our bitcoin and other forms of Crypto, including the loss or destruction of private keys required to access our Crypto and cyberattacks or other data loss relating to our Crypto holdings.”

A “51% attack” may occur when a group of miners attain more than 50% of the network’s mining power, thereby enabling them to control the bitcoin network and protocol and manipulate the blockchain. A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can result in temporary delays in block creation and in the transfer of bitcoin. See below section captioned “Risk Factors — Risks Related to Our Cryptocurrency Assets Treasury Strategy and Holdings — Bitcoin, Ethereum, Solana and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.”

Crypto Industry Participants

The primary Crypto industry participants are miners, investors and traders, digital asset exchanges and service providers, including custodians, brokers, payment processors, wallet providers and financial institutions.

Miners. Miners range from Crypto enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine bitcoin blocks. See “Creation of New Bitcoin and Limits on Supply” above.

Investors and Traders. Crypto investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell Crypto or Crypto-based derivatives. On January 10, 2024, the SEC issued an order approving several applications for the listing and trading of shares of spot bitcoin ETPs on U.S. national securities exchanges. While the SEC had previously approved exchange-traded funds where the underlying assets were bitcoin futures contracts, this order represents the first time the SEC has approved the listing and trading of ETPs that acquire, hold and sell bitcoin directly. ETPs can be bought and sold on a stock exchange like traditional stocks and provide investors with another means of gaining economic exposure to bitcoin through traditional brokerage accounts.

Digital Asset Exchanges. Digital asset exchanges provide trading venues for purchases and sales of Crypto in exchange for fiat or other digital assets. Crypto can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on Crypto trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for Crypto also exist. The value of Crypto within the market is determined, in part, by the supply of and demand for each respective Cryptocurrency in the global Crypto market, market expectations for the adoption of bitcoin and other forms of Crypto as a store of value, the number of merchants that accept Crypto as a form of payment, and the volume of peer-to-peer transactions, among other factors. For a discussion of risks associated with digital asset exchanges, see “Risk Factors—Risks Related to Our Cryptocurrency Assets Treasury Strategy and Holdings—Due to the currently unregulated nature and lack of transparency surrounding the operations of many Crypto trading venues, Crypto trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in Crypto trading venues and adversely affect the value of our bitcoin.”

Service providers. Service providers offer a multitude of services to other participants in the Crypto industry, including custodial and trade execution services, commercial and retail payment processing, loans secured by Crypto collateral, and financial advisory services. If adoption of the Crypto network continues to materially increase, we anticipate that service providers may expand the currently available range of services and that additional parties will enter the service sector for the Crypto network.

Other Digital Assets

As of March 31, 2026, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets such as Ethereum or Solana and many entities are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a peg to a reference price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of March 31, 2026, two of the seven largest digital assets by market capitalization are bitcoin and Ethereum.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States and the European Union have been discussing the potential creation of new CBDCs. For a discussion of risks relating to the emergence of other digital assets, see below section captioned “Risk Factors — Risks Related to Our Cryptocurrency Assets Treasury Strategy and Holdings — The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.”

Custody of Our Crypto

We currently hold our initial bitcoin holdings and intend to hold in the near future any additional bitcoin holdings, with Anchorage Digital, a regulated custodian that has a duty to safeguard our private keys, which are not commingled with its other clients. Anchorage Digital will receive bitcoin, or in the future, other forms of Crypto that they would serve as a custodian for, for storage in our Account by generating Private Keys and their Public Key pairs, with Anchorage retaining custody of such Private Keys. Upon receipt, Anchorage Digital will custody the Digital Assets in our Company’s name in an Account established for the benefit of the Company and no other person. The Private Keys controlling the Digital Assets belonging to our Company may be accessed by Robert Ellin, our Chairman and Chief Executive Officer, Craig Christensen, our Interim Chief Financial Officer, and/or Tenia Muhammad, our Operations Manager, and shall be securely held by Anchorage Digital in offline cold storage at all times. Anchorage Digital shall be deemed to have received a Digital Asset after the Digital Asset’s receipt has been confirmed on the relevant blockchain, except for Digital Assets deemed to be spam or gas by Anchorage Digital and our Company. Digital Assets in our Account shall (i) be segregated at a unique blockchain address or addresses on the relevant Blockchain (e.g., in the case of bitcoin, the blockchain associated with the Bitcoin network) from the assets held by Anchorage Digital as principal and the assets of other customers of Anchorage Digital and any other person, (ii) not be treated as general assets of Anchorage, and Anchorage shall have no right, title or interest in such Digital Assets, (iii) Anchorage Digital serves as a fiduciary and custodian on our behalf, and the Digital Assets in our Account are considered fiduciary assets that remain our property at all times. Digital Assets shall be held in our Account in accordance with the terms of this Agreement and shall not be commingled with other customers’, Anchorage Digital’s, or any other person’s Digital Assets. Our Company’s Account(s) and all Digital Assets in the our Account shall be held by Anchorage Digital at all times. Anchorage Digital may also serve as a liquidity provider. As we further execute on our strategy, we intend to include additional custodians.

Disruption Safeguards

“Hot” Backup: Multiple-Layer Resiliency for Efficient Incident Response. Multiple data centers across different geographic regions ensure continuity by enabling access to various power grids, reducing the risk of disruption from localized disasters. If databases go down in one region, they will immediately take over in alternative cloud regions. If service quality degrades, auto-scaling and auto-healing engages to ensure efficient service of client operations.

“Cold” Backup: Multiple HSMs. In the event of HSM failure, Anchorage Digital can service requests with other active HSMs and provide additional HSMs.

We have carefully selected our custodian after undertaking a due diligence process pursuant to which we evaluate, among other things, the quality of their security protocols, including the multifactor and other authentication procedures designed to safekeep our bitcoin that they may employ, as well as other security, regulatory, audit and governance standards. Our custodian is required to hold our bitcoin in trust for our benefit in segregated accounts which are not commingled with their assets or the assets of their affiliates or other clients. Should we enter into custodial agreements with additional custodian, such agreements may not prohibit such custodian from commingling our bitcoin with the digital assets of others. Our custodial agreement with Anchorage Digital provides that Anchorage Digital will store our bitcoin in offline, or “cold” storage, and “hot” wallets for backup, should an disruption incident occur or until it receives an instruction from us to effectuate a transfer of our Bitcoin into cold storage. Cold storage is designed to mitigate risks that a system may be susceptible to when connected to the internet, including the risks associated with unauthorized network access and cyberattacks.

Our custodian has access to the private key information associated with our bitcoin, or private keys, and they deploy security measures to secure our bitcoin holdings such as advanced encryption technologies, multi-factor identification, and a policy of storing our private keys in redundant, secure and geographically dispersed facilities. We never store, view or directly access our private keys. The operational procedures of our custodian is reviewed periodically by third-party advisors. All movement of our bitcoin by our custodian is coordinated, monitored and audited. Our custodian’s procedures to prove control over the digital assets they hold in custody are also examined by their auditors. Additionally, we periodically verify our bitcoin holdings by reconciling our custodial service ledgers to the public blockchain. Our custodial agreements are terminable by us at any time, for any or no reason, upon advance notice given to the custodian.

Lenders’ Security Interest

In May 2025, we and PodcastOne, our majority owned subsidiary, entered into a Securities Purchase Agreement (the “SPA”) with the Selling Stockholders, pursuant to which we sold to the Selling Stockholders our Debentures (as defined below) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000. The Debentures contain certain restrictive covenants, including the requirement for us to maintain a minimum cash amount at all times, and are secured by substantially all of our and our subsidiaries’ assets, including any Crypto purchased by us pursuant to our Crypto Treasury Reserve Strategy and/or Bitcoin Treasury Yield Strategy. If we do not comply with the provisions of the Debentures loan financing agreements, the holders of the Debentures  may terminate their obligations to us, accelerate our debt and/or require us to repay all outstanding amounts owed thereunder, and will each have the right to foreclose on any crypto assets held by us. Additionally, any credit and security agreement that we may enter into in the future will likely contain similar covenants and will therefore be secured by substantially all of our and our subsidiaries’ assets, including any Crypto purchased by us pursuant to our Crypto Treasury Reserve Strategy and/or Bitcoin Treasury Yield Strategy. See “Item 1A. Risk Factors” in this Annual Report and under similar headings in our subsequently filed Quarterly Reports on Form 10-Q.

Risk Mitigation Practices Related to Our Liquidity and Custodial Arrangements

We believe that our primary counterparty risk with respect to our Crypto holdings is performance obligations under our sole custody arrangement with Anchorage. We may, in the future, custody our Crypto with multiple custodians to diversify our potential risk exposure to any one custodian. Our custodial services contracts do not restrict our ability to reallocate our Crypto among our custodians or require us to hold a minimum amount of bitcoin with any particular custodian. Our Crypto holdings may be concentrated with a single custodian from time to time, particularly as we negotiate new arrangements or move our assets among our various service providers.

As regulated entities, our Crypto service providers have policies, procedures and controls designed to comply with the Bank Secrecy Act, as amended by the USA PATRIOT Act, the implementing regulations of the U.S. Treasury Department’s FinCEN, the Executive Orders and economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, as well as state Anti-Money Laundering (“AML laws”). Pursuant to these policies, procedures and controls, our Crypto service providers use information systems developed in-house and by third-party vendors to conduct know your customer, identification verification, background checks and other due diligence on counterparties and customers, and on the affiliates, related persons and authorized representatives of their customers, and to screen these parties against published sanctions lists. These checks may, where appropriate, assess financial strength, reputation, trading capabilities and other risks that may be associated with a given customer or counterparty. Our Crypto service providers perform these checks and screenings during initial onboarding or in advance of a transaction, as applicable, and periodically thereafter, particularly when the sanctions lists that they monitor are updated. Our Crypto service providers also utilize systems that monitor and screen blockchain transactions and digital wallet addresses in their efforts to detect and report suspicious or unlawful activity.

Our due diligence process when selecting our Crypto service providers involves giving consideration to their reputation and security level, confirming their internal compliance with applicable laws and regulations and ensuring their undertakings of contractual obligations on compliance. With respect to our custodian(s), we also conduct due diligence reviews during the custodial relationship to monitor the safekeeping of our Crypto. As part of our process, we obtain and review our custodian’s services organization controls reports if available. We would be contractually entitled to review our custodian’s relevant internal controls through a variety of methods. We have in the past conducted, and expect to conduct in the future, supplemental due diligence when we believe it is warranted by market circumstances or otherwise. For example, we obtained supporting documentation to verify certain factual information, including documentation and analysis regarding financial solvency, exposure to troubled exchanges, regulatory compliance, security protocols and our ownership of our Crypto.

To the extent we are able to negotiate with our Crypto service providers based on our commercial relationship with them, we aim to negotiate specific contractual terms and conditions with our custodian that we believe will help establish, under existing law, that our property interest in the Crypto held by our custodian is not subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. Our current custodian, and intended future custodians, are U.S.-based and are subject to U.S. regulatory regimes intended to protect customers in the event that a custodian enters bankruptcy, receivership or similar insolvency proceedings. Our custodian would be required to comply with the Bank Secrecy Act, as amended by the USA PATRIOT Act, the implementing regulations of the U.S. Treasury Department’s FinCEN, the Executive Orders and economic sanctions regulations administered by the OFAC, as well as state AML laws. However, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held Crypto were nevertheless considered to be the property of our custodian’s estates in the event that any such custodian were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodian, inhibiting our ability to exercise ownership rights with respect to such Crypto and this may ultimately result in the loss of the value related to some or all of such Crypto. Even if we are able to prevent our Crypto from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Crypto held by the affected custodian during the pendency of the insolvency proceedings. There can be no assurance that our property interest in the Crypto that would be held by our custodian will not be subject to the claims of the custodian’s creditors in the event the custodian enters bankruptcy, receivership or similar insolvency proceedings. Additionally, the Crypto we intend to hold with our custodian and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Insurance

Regardless of efforts we have made to securely store and safeguard assets, there can be no assurance that our crypto assets will not be subject to loss or other misappropriation. Although our custodian carries insurance policies with policy limits up to $100 million to cover losses for commercial crimes such as asset theft and other covered losses, such policy limits would be shared among all of their affected customers and subject to various limitations and exclusions (such as if a loss arises due to our failure to protect our login credentials and devices). As such, the insurance that covers losses of our Crypto holdings may cover only a small fraction of the value of the entirety of our Crypto holdings, and there can be no guarantee that our custodian will maintain such insurance policies or that such policies will cover any or all of our losses with respect to our Crypto. For a discussion of risks relating to the custody of our Crypto, see “Risk Factors — Risks Related to Our Cryptocurrency Asset Treasury Strategy and Holdings — Our Crypto Assets Treasury Strategy exposes us to various risks associated with Crypto,” and “—Our Crypto treasury strategy exposes us to risk of non-performance by counterparties.”

Potential Advantages and Disadvantages of Holding Crypto

We believe that Crypto is an attractive asset because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy. We also believe that, due to its limited supply, bitcoin offers the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value.

Crypto exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in Crypto are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization mitigates the risks of certain threats common to centralized computer networks, such as denial-of-service attacks, and reduces the dependency of the Crypto network on any single system. For example, with respect to Bitcoin, the decentralization of user nodes and miners also mitigates the risk of a 51% attack, which would be very costly and difficult to execute with respect to bitcoin because the Bitcoin network is open source and widely distributed, and transactions on the blockchain require significant computing power to be validated. However, while the Crypto network as a whole is decentralized, the private keys used to access Crypto balances are not widely distributed and are susceptible to phishing and other attacks designed to obtain sensitive information or gain access to password-protected systems. Loss of such private keys can result in an inability to access, and effective loss of, the corresponding Crypto. Consequently, Crypto holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make Crypto substantially more susceptible to theft, destruction, or loss of value from hackers, corruption, viruses and other technology-specific factors as compared to conventional fiat currency or other conventional financial assets. See “Risk Factors — Risks Related to Our Cryptocurrency Assets Treasury Strategy and Holdings — If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin or other forms of Crypto, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Bitcoin or other Crypto and our financial condition and results of operations could be materially adversely affected.”

In addition, generally a Crypto network relies on open-source developers to maintain and improve the such networks’ protocol. Accordingly, Crypto may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software. Unless and until a forked asset is deemed by our custodian to be an eligible asset, we may not immediately or ever have the ability to withdraw a forked asset.

We believe that in the context of the economic uncertainty precipitated by escalating geopolitical tensions and central banks having adopted inflationary measures at various times in recent history, as well as the breakdown of trust in and between political institutions and political parties in the United States and globally, Crypto represents an attractive store of value, and that opportunity for appreciation in the value of Crypto exists in the event that such factors lead to more widespread adoption of the use and acceptance of Crypto and the adoption of various forms of Crypto as a treasury reserve alternative by institutions.

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

●	We face intense competition from competitors, and we may not be able to increase our revenues, which could adversely impact our business, financial condition and results of operations.
●	We may be subject to risks associated with artificial intelligence and machine learning technology.
●	Advancements in AI technology may adversely affect our business model and competitive position.

Risks Related to Our Company

●	For the fiscal year ended March 31, 2026, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.
●

We heavily depend on relationships with our Content Providers and other Industry Stakeholders and adverse changes in these relationships, could adversely affect our business, financial condition and results of operations.

●

We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and our Interim Chief Financial Officer, Craig Christensen, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

●	Unfavorable outcomes in legal proceedings may adversely affect our business, financial conditions and results of operations.
●

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

●

We may not have the ability to repay the amounts then due under our senior Debenture (as defined below) at maturity, required redemption payments and/or to the holders of our Series A Preferred Stock, which would have a material adverse effect on our business, operating results and financial condition.

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

Risks Related to Our Cryptocurrency Assets Treasury Strategy

●	Our Crypto Assets Treasury Strategy exposes us to various risk associated with cryptocurrencies.
●	Our Crypto Assets Treasury Strategy has not been tested over an extended period of time or under different market conditions.
●	We are subject to counterparty risks, including in particular risks relating to our custodian.
●

Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall. The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Crypto.

●	Changes in the accounting treatment of our Crypto holdings could have significant accounting impacts, including increasing the volatility of our results.
●	We may use our cash and cash equivalents to purchase cryptocurrencies, the price of which has been, and will likely continue to be, highly volatile.

Risks Related to Our Business and Industry

We rely on our largest OEM customer for a substantial percentage of our revenue. The loss of our largest OEM customer or the significant reduction of business or growth of business from such customer could significantly adversely affect our business, financial condition and results of operations

Our business is dependent, and we believe that it will continue to depend on our customer relationship with Tesla, which accounted for 7% of our consolidated revenue for the year ended March 31, 2026, and 45% of our consolidated revenue for the year ended March 31, 2026. Our existing agreement with Tesla governs our music services to certain of its car user base in North America, including our audio music streaming services. As of May 2026, Tesla has extended the term of our license agreement (the “license agreement”) until at least May 2027, and the license agreement is expected to continue to be renewed thereafter on its terms. Tesla has agreed to pay us for any grandfathered users for the term of the license agreement, however Tesla no longer pays us for any other users beginning December 2024. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate the license agreement to provide them with such service. Tesla may also terminate our license agreement for convenience at any time with prior notice to us. If Tesla terminates our license agreement, further modifies the services that we provide to Tesla under such agreement, requires us to renegotiate the terms of such agreement or we are unable to renew such agreement on mutually agreeable terms, no longer pays for and/or makes our music services available to Tesla’s paid grandfathered car user base, no longer makes an option for its car users to sign up for LiveOne, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant further reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

Tesla has also integrated Spotify Premium to its cars’ in-dash touchscreen for its Model S, Model X and Model 3 vehicles. Tesla owners now have access to our music streaming services, as well as those of Spotify and TuneIn natively. There is no assurance that our music streaming services will be available in every current and/or future Tesla model. Furthermore, our current and future competitors like Spotify, Apple Music, Tesla (if it becomes a native music service provider) and others may have more well-established brand recognition, more established relationships with, and superior access to content providers and other industry stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. If we are unable to compete successfully for users against our competitors by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, paid user fees and other revenue streams will suffer.

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

Our business is dependent, and we believe that it will continue to depend on our customer relationship with Tesla, our largest OEM customer. Commencing in October 2024, we began working with Tesla to convert Tesla’s connectivity package users to become direct subscribers (paid users) of our Premium or Plus service. The direct subscription to LiveOne allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. LiveOne’s music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in Tesla’s music streaming services dashboard in perpetuity. As a result, we believe we continue to have a unique opportunity to convert as many of Tesla’s drivers as possible to a higher priced LiveOne subscription service creating a meaningful upside opportunity for our Company, and we are working in good faith with Tesla to convert as many of these drivers as possible.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $21.3 million and $20.4 million for the fiscal years ended March 31, 2026 and 2025, respectively, and used cash in operating activities of $10.5 million and provided cash of $6.4 million for the fiscal years ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $287.3 million.

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

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a growing company, the difficulties that may be encountered with integrating acquired companies and the highly competitive environment in which we operate. For example, while several companies have been successful in the digital music streaming industry and the online video streaming industry, companies have had no or limited success in operating a premium Internet network devoted to live music and music-related video content. We cannot assure you that our business will be profitable or that we will ever generate sufficient revenue to fully meet our expenses and support our anticipated activities

Our ability to meet our total liabilities of $59.3 million as of March 31, 2026, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

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

In order to secure event and festival live music streaming rights, we may be required to fund significant up-front and/or minimum guaranteed cash payment requirements to artists or festival or event promoters prior to the event or festival taking place (“MGs”). While some MGs are recoupable by us as a direct cost before we share any revenue with the underlying partners, such future MGs are not tied to a number of users, active users, paid users or the number of times we stream such content on our platform. Accordingly, our ability to achieve and sustain profitability and operating leverage on our services in part depends on our ability to increase our revenues through increased sales of premium services and advertising sales on terms that maintain an adequate gross margin. The duration of our content acquisition agreements that contain MGs is typically between three to seven years, but our paid users may cancel their memberships at any time. If our forecasts for paid users do not meet our expectations or the number of our paid users or advertising sales do not materialize and/or decline significantly during the term of our content acquisition agreements, our margins may be materially and adversely impacted. To the extent our premium service revenue growth or advertising sales do not meet our or our partners’ collective expectations, our business, operating results and financial condition also could be adversely impacted as a result of such MGs. In addition, the fixed cost nature of these MGs may limit our flexibility in planning for, or reacting to, changes in our business and the market segments in which we operate.

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

If we fail to increase the number of users consuming our music and music-related video content on our platform, and/or the number of paid users to Slacker, our business, financial condition and results of operations may be adversely affected.

The size of our user base is critical to our success, and we will need to develop and grow our user base to be successful. We currently generate revenue from Slacker’s operations and expect to generate additional revenue based upon paid users, VOD, PPV, advertising and sponsorship, licensing, e-commerce and data, which is dependent on the number of users we retain and attract. For example, if we are unable to retain and attract users, we may be unable to attract users to our network and/or increase the frequency of users’ engagement with our platform. In addition, if users do not perceive our content as original, entertaining or engaging, we may not be able to attract sponsorship opportunities and/or increase the resulting frequency of users’ engagement with our platform and content. If we are unable to retain and attract users, our network and services could also be less attractive to potential new users, as well as to Content Providers and other Industry Stakeholders, which could have a material and adverse impact on our business, financial condition and results of operations.

Our ability to attract and retain users and/or the number of paid users to Slacker is highly sensitive to rapidly changing public tastes in music and technology.

Our ability to attract and retain users and/or paid users to Slacker is highly sensitive to rapidly changing public tastes in music and technology and is dependent on our ability to maintain the attractiveness of our platform, content, technology and reputation as a place where quality online live music and music-related video content can be accessed and enjoyed. We will rely on the popularity of our Content Providers and the quality of their respective content to retain users and/or paid users to Slacker, secure sponsorships and to facilitate growth in revenue from advertising and e-commerce. Maintaining the popularity of our content will be challenging, and our relationship with music fans could be harmed for many reasons, including the quality and diversity of our online content, quality of the experience with a particular festival, event or club, our competitors developing relationships with more popular festivals, events or clubs or attracting talent from our businesses, adverse occurrences or publicity in connection with a festival, event or club and changes to public tastes that are beyond our control and difficult to anticipate. For example, if users and/or paid users to Slacker do not perceive our platform, including Slacker Radio, and their respective services to be original, entertaining, engaging, useful, reliable or trustworthy, we may be unable to attract and retain users and/or paid users to our network or Slacker and/or increase the frequency of users’ and Slacker’s paid users engagement with our platform. Additionally, any cancellation or delay in the number of podcasts, music festivals, concerts or other live music events that we have rights to stream or broadcast, or are otherwise associated with, may harm our reputation and make any related content less desirable to our users. A number of consumer-oriented music and/or tech websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base. If our platform or content become less popular with music fans, our growth strategy would be harmed, which could in turn harm our business and financial results.

Our ability to attract and retain users to Slacker depends upon many additional factors both within and beyond our control. In addition to the popularity of our content, we believe that our ability to attract and retain users to Slacker depends upon many factors both within and beyond our control, including:

●

the popularity, usefulness, ease of use, performance and reliability of our platform, products and services, including Slacker, our LiveOne App and our PodcastOne application (“PodcastOne App”), compared to those of our competitors;

●	the timing and market acceptance of our platform, products and services, including Slacker, LiveOne App and PodcastOne App;

●	users’ willingness to pay for membership rights to our and Slacker's platforms;

●	our ability to develop and monetize an effective strategy to attract advertisers and sponsor of our platform;

●	the frequency and relative prominence of the ads displayed by us or our competitors;

●	our ability to establish and maintain relationships with our Content Providers to provide new content for our network;

●	user concerns related to user privacy and our ability to keep user data secure;

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

Our current and future competitors may have more well-established brand recognition, more established relationships with, and superior access to, Content Providers and other Industry Stakeholders, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. These competitors may also compete with us for key employees and other individual service providers who have relationships with popular music artists or other Content Providers and that have a history of being able to book such artists or secure the rights to stream their music. If we are unable to compete successfully for users against other providers by maintaining and increasing our presence and visibility, the number of users of our network may fail to increase as expected or decline and our advertising sales, user fees and other revenue streams will suffer.

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

We face significant competition for advertiser spend. Substantially all of our revenue to date is generated through access to our music platform, sponsorships and advertising on our website and mobile app, and advertising and sponsorship sales for PodcastOne’s podcasts. We compete against online and mobile businesses, including those referenced above, traditional media outlets, such as television, radio and print, for advertising budgets, and established podcast platforms. We also compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, Oath advertising platform and Microsoft Media Network, for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. Slacker competes with platforms, such as Apple’s iTunes Music Store and Apple Music, Spotify, SiriusXM Satellite Radio, YouTube, Tidal, Napster and Amazon Prime that provide interactive on-demand audio content and pre-recorded entertainment. PodcastOne competes with podcast platforms, such as Apple Podcasts, Spotify and Amazon Music that distribute podcasts and other pre-recorded entertainment. In order to grow our revenues and improve our operating results, we will need to increase our share of spending on advertising relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially larger resources, broader product and service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. If we are not able to compete effectively for users and advertisers spend, our business, financial condition and results of operations would be materially and adversely affected.

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

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of ad-supported users, paid users and advertisers.

We have developed strong “Slacker” and "PodcastOne" brands and are developing what we hope to be a strong “LiveOne” brand in the future that we believe contributes and will contribute significantly to the success of our business. Maintaining, protecting and enhancing the “LiveOne”, "Slacker" and “PodcastOne” brands is critical to expanding our base of ad-supported users, paid users and advertisers, and will depend largely on our ability to continue to develop and provide an innovative and high-quality experience for our users and to attract advertisers, content owners, mobile device manufacturers, and other consumer electronic product manufacturers to work with us, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

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

We have historically been required to spend significant resources to establish and maintain our brands. If we are unable to maintain the growth rate in the number of our ad-supported users and paid users, we may be required to expend greater resources on advertising, marketing and other brand-building efforts to preserve and grow consumer awareness of our brand, which would adversely affect our operating results and may not be effective.

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

We accept payments mainly through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our premium service, which could cause us to lose paid users and user revenue, or suffer an increase in our costs without a corresponding increase in the price we charge for our premium service, either of which could harm our business, operating results and financial condition.

Additionally, we rely on third-party service providers for payment processing services, including the processing of credit and debit cards. In particular, we rely on one third-party service provider, Cybersource, for all of our payment processing. Our business could be materially disrupted if these third-party service providers become unwilling or unable to provide these services to us.

If we or our service providers for payment processing services have problems with our billing software, or the billing software malfunctions, it could have a material adverse effect on our user satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our paid users’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be materially adversely affected.

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

If our security systems are breached, we may face civil liability, and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain paid users, ad-supported users, advertisers, Content Providers and other business partners.

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

We have in the past been, and continue to be, impacted by attempts by third parties to manipulate and exploit our software for the purpose of gaining unauthorized access to our service. For example, we have detected instances of third parties seeking to provide mobile device users a means to suppress advertisements without payment and gain access to features only available to the ad-supported services. If in the future we fail to successfully detect and address such issues, it may have artificial effects on our key performance indicators, such as content hours, content hours per monthly active user (“MAU”), and MAUs, which underlie, among other things, our contractual obligations with advertisers, as well as harm our relationship with them. This may impact our results of operations, particularly with respect to margins on our ad-supported segment, by increasing our ad-supported cost of revenue without a corresponding increase to our ad-supported revenue, which could seriously harm our business. Additionally, unlike our ad-supported users, individuals using unauthorized versions of our application are unlikely to convert to paid users. Moreover, once we detect and correct such unauthorized access and any key performance indicators it affects, investor confidence in the integrity of our key performance indicators could be undermined. These could have a material adverse impact on our business, operating results and financial condition.

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

We regularly review key metrics related to the operation of our business, including, but not limited to, our ad-supported MAUs, content hours, content hours per MAU, MAUs and paid users, to evaluate growth trends, measure our performance and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates of our user base for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. For example, we believe that there are individuals who have multiple Slacker accounts, which can result in an overstatement of ad-supported MAUs and MAUs.

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

We are subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations include, but are not limited to, labor, advertising and marketing, real estate, taxation, user privacy, data collection and protection, intellectual property, anti-corruption, anti-money laundering, foreign exchange controls, antitrust and competition, electronic contracts, telecommunications, sales procedures, automatic user renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that we have been or will be fully compliant in every jurisdiction in which we are subject to regulation, as existing laws and regulations governing issues such as intellectual property, privacy, taxation, and consumer protection, among others, are constantly changing. The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. For example, certain jurisdictions have implemented or are contemplating implementing laws which may negatively impact our automatic renewal structure or our free or discounted trial incentives. Further, compliance with laws, regulations, and other requirements imposed upon our business may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business.

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

Our business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer and corporate spending, including economic conditions affecting disposable consumer income such as employment, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect user sales, advertising sales, sponsorship and e-commerce spending, as well as the financial results of sponsors of our venues, events, festivals and other Content Providers and the industry as a whole. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth.

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

Risks Related to Our Company

For the fiscal year ended March 31, 2026, our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective due to the existence of material weaknesses in our internal control over financial reporting during such periods. If we are unable to establish and maintain effective disclosure controls and internal controls over financial reporting, our ability to produce accurate financial statements on a timely basis or prevent fraud could be impaired, and the market price of our securities may be negatively affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet LiveOne’s reporting obligations. In addition, any testing by our Company conducted in connection with Section 404, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. For our fiscal year ended March 31, 2026, our management conducted an assessment of its disclosure controls and procedures and our internal control over financial reporting and concluded that they were not effective for such period. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation of our consolidated financial statements for the fiscal years ended March 31, 2026, our management identified material weaknesses in entity level control. These deficiencies were attributed to the following: (i) inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment of risk impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning. Beyond fiscal year ended March 31, 2026, we may not be able to remediate any future material weaknesses.

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

On May 19, 2025 (the “Closing Date”), we and PodcastOne, our majority owned subsidiary, entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) we sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), we may sell at our option to the Purchasers our additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of our common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. We may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of our common stock has been equal to or greater than $4.20 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month

Our failure to repay any outstanding amount under the Debentures would constitute a default under such financing agreement. A default would increase the interest rate to the default rate under the Debentures or the maximum rate permitted by applicable law until such amount is paid in full. A default under the Debentures could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the Debentures loan when due or make cash payments thereon as required prior to maturity. Furthermore, upon the occurrence and during the continuation of any event of default, the holders of the Debentures shall have the right to, among other things, take possession of our and our subsidiaries’ assets and property constituting the collateral thereunder (including, without limitation, any securities of PodcastOne that we own) and the right to assign, sell, lease or otherwise dispose of all or any part of the collateral.

If we do not comply with the provisions of the Debentures financing agreements and/or the SX Settlement, such parties may terminate their obligations to us, accelerate our debt and/or require us to repay all outstanding amounts owed thereunder.

The Debentures financing agreements contain provisions that limit our operating activities, including a covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). The Debentures are secured by all of our and our subsidiaries’ assets. If an event of default occurs and is continuing, the holders of the Debentures may among other things, terminate their obligations thereunder, accelerate their debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,397. In February 2023, we settled the dispute (the “SX Settlement Agreement”) to pay the outstanding amount in equal monthly payments subject to increase in the event we complete certain future financings, which agreement, as amended in January 2025, requires us and Slacker to pay SX the remaining sum on or before February 1, 2027, in 48 equal monthly payments. As of March 31, 2026, we owed $0.2 million to SX under the SX Settlement Agreement. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, SX will have the right to declare a default under the SX Settlement Agreement and at its option require us to repay all outstanding amounts owed thereunder and/or enforce its consent judgment and/or pursue a new judgment against us and/or Slacker, which would materially adversely impact our business, operating results and financial condition. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, our Debentures holders, may declare an event of default and at its option may immediately accelerate their debt and require us to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. As of March 31, 2026, we were in compliance with covenants under the Debentures.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of March 31, 2026, was $14.7 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. Our existing debt agreements with the Debentures holders contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders, terminate our existing debt agreements and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

We rely on key members of management, particularly our Chairman and Chief Executive Officer, Mr. Robert Ellin, and our Interim Chief Financial Officer, Interim Treasurer and Interim Secretary, Craig Christensen, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

Our success depends, to a large degree, upon certain key members of our management, particularly our Chairman and Chief Executive Officer, Robert Ellin, and our Interim Chief Financial Officer, Interim Treasurer and Interim Secretary, Craig Christensen. Each of Messrs. Ellin and Christensen have extensive knowledge about our business and our operations, and the loss of either of them or any other key member of our senior management (including senior management of Slacker and PodcastOne) would likely have a material adverse effect on our business and operations. We do not currently have an effective employment agreement with Mr. Ellin. We do not currently maintain a key-person insurance policy for either of Messrs. Ellin or Christensen or any other member of our management. Our executive team’s expertise and experience in acquiring, integrating and growing businesses, particularly those focused on live music and events, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of Mr. Ellin, Mr. Christensen or any of our other executive officers or key employees could slow the growth of our business or have a material adverse effect on our business, results of operations and financial condition.

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

Our Series A Preferred Stock bears a dividend of 12% per annum, is perpetual and has no maturity date and is convertible at any time at the option of a holder of Series A Preferred Stock (the “Holders”) into shares of our common stock at a price of $21.00 per share of common stock. At our option, the dividend may be paid in-kind; provided, that as long as any Series A Preferred Stock is held by the Harvest Funds, Trinad Capital shall receive the dividend solely in kind.

Our failure to pay any amount due to the Holders of the Series A Preferred Stock would require us to issue an aggregate of 56,473 shares of our common stock in aggregate to the Holders for each five trading days (or pro rata thereof) that such breach or default is ongoing commencing on the date that such breach or default occurred (subject to any cure period); provided, that such number of shares shall be pro rata decreased for any conversion of such Holder’s shares of Series A Preferred Stock into our common stock. In addition, a breach of any of the Protective Provisions (as defined in the Certificate of Designation) would also trigger the same shares issuance requirement. A default under the Series A Preferred Stock issuance agreements itself could also lead to a default under agreements governing our future indebtedness. We may not have sufficient funds to pay amounts due to the Holders of the Series A Preferred Stock. Our failure to pay such amount(s) may materially adversely impact our business, operating results and financial condition. If for any reason we fail to comply with the payment terms of our Series A Preferred Stock, the Debenture holders and/or Capchase may declare an event of default and at its option may immediately accelerate their debt and require us to repay all outstanding amounts owed under the applicable debt instruments, which would materially adversely impact our business, operating results and financial condition. We do not have the right to redeem the Series A Preferred Stock.

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

Our gross margins are expected to vary across our offerings. Festival revenue has a lower gross margin compared to platform revenue derived through our arrangements with advertising, content distribution, billing and licensing activities. In addition, our gross margin and operating margin percentages, as well as overall profitability, may be adversely impacted as a result of a shift in music taste, geographic or sales mix, price competition, or the introduction of new technology and EDM festivals. We may in the future strategically reduce our Slacker gross margin in an effort to increase our active accounts and/or maintain our OEM relationships and agreements. As a result, our user revenue may not increase as consistently as it has historically, or at all, and, unless we are able to adequately increase our other revenues, and grow our active user and user base, we may be unable to maintain or grow our margins and revenues and our business will be harmed. If a reduction in margins does not result in an increase in our active user base and revenues, our financial results may suffer, and our business may be harmed.

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

We utilize a combination of proprietary and third-party technology. Our business substantially depends on our Slacker Radio app, which offers a digital spin on the classic radio listening experience through free and user-based access. Our business is also substantially dependent on our LiveOne App, which includes live video streaming, live digital events, PPV events, VOD, push notifications, festival-, venue- and original content-specific functionality, Google Ads capability, digital rights management (e.g., geo-blocking), and the capability to display time-shifted content and enhanced function, and our PodcastOne App which offers users access to our podcasts on their favorite device. PodcastOne relies heavily on its CMS. It utilizes a combination of its proprietary CMS technology and third-party technology. Its business substantially depends on its CMS which allows it to manage its podcasts and content offer listeners access to their favorite podcasts. We cannot be sure that the Slacker Radio app will continue to, or that the LiveOne App and/or the PodcastOne App or our CMS technology or any enhancements or other modifications we make in the future to such technology or accompanying third-party technology or integration of such third-party technology will perform as intended. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to successfully develop, maintain and enhance our technology to manage the streaming of live events in a timely and efficient manner, our ability to attract and retain users may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to attract and retain users may be impaired. Also, any harm to our users’ personal computers or mobile devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

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

We currently own the www.liveone.com, www.livexlive.com, www.slacker.com, www.podcastone.com, www.personalizedplanet.com, www.limogesjewelry.com and various other domain names. Internet regulatory bodies generally regulate domain names. If we lose the ability to use a domain name in a particular country, we would be forced either to incur significant additional expenses to market our services within that country or, in extreme cases, to elect not to offer our services in that country. Either result could harm our business, operating results, and financial condition. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize our brand names in the United States or other countries in which we may conduct business in the future.

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

We will rely upon the ability of consumers to access our service through the Internet. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our user acquisition and retention could be negatively impacted. For example, in late 2010, Comcast informed Level 3 Communications that it would require Level 3 to pay for the ability to access Comcast’s network. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

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

Privacy concerns could limit our ability to leverage our user data and compliance with privacy regulations could result in significant expense.

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

Our reputation and relationships with users would be harmed if our user data, particularly billing data, were to be accessed by unauthorized persons.

We will maintain personal data regarding our users, including names and, in many cases, mailing addresses. With respect to billing data, such as credit card numbers, we expect to rely on licensed encryption and authentication technology to secure such information. If we or our payment processing services experience any unauthorized intrusion into our users’ data, current and potential users may become unwilling to provide the information to us necessary for them to become users, we could face legal claims, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer website were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business.

In addition, we do not plan to obtain signatures from users in connection with the use of credit and debit cards (together, “payment cards”) by them. Under current payment card practices, to the extent we do not obtain cardholders’ signatures, we will be liable for fraudulent payment card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent payment cards may be used on our website to obtain service. Typically, these payment cards will not have been registered as stolen and therefore will not be rejected by any automatic authorization safeguards. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

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

PodcastOne also competes for listeners based on its presence and visibility as compared with other businesses and platforms that deliver audio content through the internet and connected devices. PodcastOne faces significant competition for listeners from companies promoting their own digital audio content online or through application stores, including several large, well-funded, and seasoned participants in the digital media market. Device application stores often offer listeners the ability to browse applications by various criteria, such as the number of downloads in a given time period, the length of time since an application was released or updated, or the category in which the application is placed. The websites and applications of PodcastOne’s competitors may rank higher than its website and our application, and our application may be difficult to locate in device application stores, which could draw potential listeners away from our service and toward those of our competitors. If we are unable to compete successfully for listeners against other digital media providers by maintaining and increasing our presence, ease of use, and visibility online, on devices, and in application stores, our number of paid users, free ad-supported users, and the amount of content streamed on our service may fail to increase or may decline and our paid user fees and advertising sales may suffer.

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

PodcastOne is subject to general business regulations and laws, as well as regulations and laws specific to the Internet. Such laws and regulations include, but are not limited to, labor, advertising and marketing, real estate, taxation, user privacy, data collection and protection, intellectual property, anti-corruption, anti-money laundering, foreign exchange controls, antitrust and competition, electronic contracts, telecommunications, sales procedures, automatic user renewals, credit card processing procedures, consumer protections, broadband Internet access and content restrictions. We cannot guarantee that PodcastOne’s has been or will be fully compliant in every jurisdiction in which it is subject to regulation, as existing laws and regulations governing issues such as intellectual property, privacy, taxation, and consumer protection, among others, are constantly changing. The adoption or modification of laws or regulations relating to the Internet or other areas of PodcastOne’s business could limit or otherwise adversely affect the manner in which we currently conduct our business. For example, certain jurisdictions have implemented or are contemplating implementing laws which may negatively impact our automatic renewal structure or our free or discounted trial incentives. Further, compliance with laws, regulations, and other requirements imposed upon our business may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business.

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

Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us generate a significant portion of our net revenue. We provide daily emails and “push” communications to customers and other visitors informing them of what is available for purchase on our sites, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our email users, or if our email users decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of users opening our emails. For example, in 2013 Google Inc.’s Gmail service began offering a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a user’s inbox or viewed as “spam” by our users and may reduce the likelihood of that users opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our products and site or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

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

Pursuant to our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), there are 1,760,000 shares of our common stock reserved for future issuance to our employees, directors and consultants. If our board of directors elects to issue additional shares of our common stock, stock options, restricted stock units and/or other equity-based awards under the 2016 Plan, as amended, our stockholders may experience additional dilution, which could cause our stock price to fall.

Conversion of our Series A Preferred Stock and/or Debentures will dilute the ownership interest of our existing stockholders and sales of any such converted shares may otherwise depress the price of our common stock.

As of May 31, 2026, the shares of our Series A Preferred Stock (together with any accrued dividends) are convertible into approximately 409,929 shares of our common stock at a price of $21.00 per share of common stock, and our outstanding Debentures are convertible into approximately 799,000 shares of our common stock at a price of $21.00 per share of common stock. The conversion of some or all of the outstanding shares of our Series A Preferred Stock and/or outstanding Debentures into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock and/or Debentures into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

We have announced that our senior management and/or board of directors has authorized the repurchase up to approximately $12.0 million worth of shares of our and/or PodcastOne’s outstanding common stock from time to time, subject applicable approvals and consents. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

Our Chairman and Chief Executive Officer and stockholders affiliated with him own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Mr. Ellin, our Chief Executive Officer and Chairman, and his affiliates beneficially owned approximately 17.0% of shares of our common stock issued and outstanding as of May 31, 2026 (not including Mr. Ellin’s options which have an exercise price substantially above the market price of our common stock as of the date of this Annual Report and his deferred restricted units). Therefore, Mr. Ellin and stockholders affiliated with him may have the ability to influence us through their ownership positions. Mr. Ellin and these stockholders may be able to determine or significantly influence all matters requiring stockholder approval. For example, Mr. Ellin and these stockholders, acting together, may be able to control or significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects

Because the market value of our common stock held by non-affiliates was less than $250 million as of the last business day of our fiscal quarter ended September 30, 2025, we continue to be a “smaller reporting company” as defined by the SEC’s revised rules. As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. We will remain a smaller reporting company if we have either (i) a public float of less than $250 million held by non-affiliates as of the last business day of the second quarter of our then current fiscal year or (ii) annual revenues of less than $100 million during such recently completed fiscal year with less than $700 million in public float as of the last business day of the second quarter of such fiscal year.

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

Bitcoin and other forms of Crypto are highly volatile assets. In the 24 months preceding the filing date of this Annual Report, Bitcoin has traded below $40,000 per Bitcoin and above $126,000; Ethereum has traded below $1,800 and above $4,800 per Ethereum, and Solana has traded below $80 and above $290 per Solana, respectively on Coinbase. The trading price of Bitcoin and other Crypto has significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our Crypto holdings and have not adopted a hedging strategy with respect to our Crypto. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

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

As of the date of this Annual Report, we held an aggregate 43.15 bitcoins, which we acquired for $5.0 million, inclusive of fees and expenses, and we intend to increase our overall holdings of bitcoin and/or purchase additional Crypto in the future. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our Crypto Assets Treasury Strategy, the majority of our cash is now concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this Annual Report, there are numerous alternative digital assets and many entities, including the U.S. government, consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this Annual Report, two of the ten largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

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

In May 2025, we and PodcastOne, our majority owned subsidiary, entered into a Securities Purchase Agreement with the Selling Stockholders (defined therein), pursuant to which we sold to the Selling Stockholders the Initial Debentures. The Initial Debentures are secured by substantially all of our and our subsidiaries’ assets, including any cryptocurrency purchased by us pursuant to our Crypto Assets Treasury Strategy. In addition, in August 2023, we entered into a loan agreement with Capchase pursuant to which we borrowed $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. Such Capchase loan is subordinated to the Initial Debentures and is also secured by substantially all of our assets, including any cryptocurrency purchased by us pursuant to our Crypto Assets Treasury Strategy. If we do not comply with the provisions of the Initial Debentures and/or Capchase loan debt agreements, the holders of the Debentures and/or Capchase may terminate their obligations to us, accelerate our debt and/or require us to repay all outstanding amounts owed thereunder, and will each have the right to foreclose on any crypto assets held by us, including with our custodians and/or Arca. Additionally, any credit and security agreement that we may enter into in the future will likely contain similar covenants and will therefore be secured by substantially all of our and our subsidiaries’ assets, including any crypto currency purchased by us pursuant to our Crypto Assets Treasury Strategy. See “Item 1A. Risk Factors” in this Annual Report, and under similar headings in our subsequently filed Quarterly Reports on Form 10-Q.

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

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Annual Report.

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

Our management team, specifically our Chief Executive Officer and Interim Chief Financial Officer, are responsible for the day-to-day administration of our business operations, including our risk management of cybersecurity risks. Our management is responsible for the design and implementation of policies, processes and internal controls to manage our cybersecurity risks. Our management team regularly meets with their information technology resources, including our third-party service providers, to ensure that we are appropriately positioned to manage our cybersecurity risks. Our management team also sponsors periodic cybersecurity awareness training for employees.

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

Item 2. Properties

Effective January 1, 2021, our principal executive offices are located at 269 S. Beverly Drive, Suite #1450, Beverly Hills, CA 90212. We intend to eventually combine all of our Los Angeles-based operations under one address. PodcastOne leases its Los Angeles premises located at 345 North Maple Drive, Suite 345, Beverly Hills, CA 90210, consisting of approximately 1,398 square feet of office and podcast studio space under a lease agreement expiring in November 2027. CPS leases its facilities in Addison, Illinois under an operating lease which was entered into in September 2024 and expires in September 2026 for 1,500 of rentable square feet. In July 2024, CPS also entered into a lease which expires in October 2027 for 3,281 rentable square feet in Palatine, Illinois. We believe that each of these properties are in good condition and suitable for the conduct of our business. We do not own any real property.

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

Number of Holders

As of June 25, 2026, there were 391 stockholders of record of our common stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuances of Shares, Options and Restricted Stock Units to Consultants, Employees, and Vendors

Fiscal Year 2026

During the fiscal year ended March 31, 2026, we issued an aggregate of 854,728 shares of our common stock to our consultants, employees, and vendors.

Fiscal Year 2025

During the fiscal year ended March 31, 2025, we issued an aggregate of 311,409 shares of our common stock to our consultants, employees, and vendors.

Fiscal Year 2024

During the fiscal year ended March 31, 2024, we issued an aggregate of 285,530 shares of our common stock to our consultants, employees, and vendors.

Issuance of Securities in Private Offerings for Cash

Fiscal Years 2026, 2025 and 2024

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of May 31, 2026, our board of directors and/or management has authorized the repurchase up to an aggregate of $12.0 million worth of shares of our and/or PodcastOne’s outstanding common stock from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

The following table summarizes our purchases of securities for each month during the period of January 1, 2026 to March 31, 2026:

(d)
			(c)	Maximum number
			Total	(or approximate
			number of shares	(dollar value) of
			(or units)	shares
		(b)	purchased as	(or units)
	(a)	Average	part of publicly	that may yet
	Total	price paid	announced	be purchased
	number of shares	per share	plans	under the plans
Period	(or units) purchased	(or unit)	or programs	or programs
January 1, 2026 – January 31, 2026	-	$-	-	$5,486,631
February 1, 2026 – February 28, 2026	-	$-	-	$5,486,631
March 1, 2026 – March 31, 2026	-	$-	-	$5,486,631
Total (January 1, 2026 – March 31, 2026)	-	$-	-	$5,486,631

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Annual Report and the documents incorporated by reference herein within the meaning of the Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “will likely result,” “should,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or similar expressions. These forward-looking statements are based on information available to us as of the date of this Annual Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on our largest OEM customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, merger, distribution or transaction, the timing of the consummation of any such proposed event, including the risks that a condition to the consummation of any such event would not be satisfied within the expected timeframe or at all, or that the consummation of any proposed financing, acquisition, spin-out, merger, special dividend, distribution or transaction will not occur or whether any such event will enhance stockholder value; our ability to continue as a going concern; our ability to attract, maintain and increase the number of our paid and ad-supported users; our ability to identify, acquire, secure and develop content; our ability to implement our announced digital asset treasury strategy and/or purchase digital assets from time to time pursuant to such strategy, including for the maximum announced amount, and other risks related to such strategy; our intent to repurchase shares of our and/or PodcastOne’s common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; our ability to maintain compliance with certain financial and other debt covenants; us successfully implementing our growth strategy, including relating to our technology platforms and applications; management’s relationships with industry stakeholders; our ability to repay our indebtedness when due; our ability to satisfy the conditions for closing on our announced additional convertible debentures financing; uncertain and unfavorable outcomes in our legal proceedings and/or our ability to pay any amounts due in connection with any such legal proceedings; significant legal, commercial, regulatory and technical uncertainty and risks related to Bitcoin, Ethereum and other digital assets; regulatory developments related to digital assets and digital asset markets; changes in economic conditions; competition; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks, uncertainties and factors including, but not limited to, those described in “Item 1A. Risk Factors” of this Annual Report and in our other filings and submissions with the SEC. We do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

The following discussion and analysis of our business and results of operations for the fiscal year ended March 31, 2026, and our financial conditions at that date, should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms refer collectively to LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview of the Company

We are a pioneer in the acquisition, distribution and monetization of live music, Internet radio, podcasting and music-related streaming and video content. Our principal operations and decision-making functions are located in North America. We manage and report our businesses as three operating segments. Our senior management regularly reviews our operating results, principally to make decisions about how we allocate our resources and to measure our segments and consolidated operating performance. In prior fiscal years we generated a majority of our revenue primarily through paid user services from our streaming radio and music services and to a lesser extent, through advertising and licensing across our music platform. In May 2020, we launched a new pay-per-view (“PPV”) offering enabling new forms of artist revenue including digital tickets, tipping, digital meet and greets, merchandise sales and sponsorship. In July 2020, we entered the podcasting business with the acquisition of PodcastOne and in December 2020, we entered the merchandising business with the acquisition of CPS. Through the operations of our DayOne Music Publishing, Drumify and Splitmind subsidiaries, we operate our music publishing and artist and brand development businesses.

For the fiscal years ended March 31, 2026 and 2025, we reported revenue of $77.1 million and $114.4 million, respectively. For the years ended March 31, 2026 and 2025, one customer accounted for 7% and 45% of our consolidated revenues, respectively.

Fiscal 2026 Significant Transactions

Merlin License Agreement Extension

On March 3, 2026, we, Slacker and Music and Entertainment Rights Licensing Independent Network Limited (“Merlin”) entered into a Shares Issuance Agreement (the “Agreement”) pursuant to which we issued to Merlin 500,000 shares (the “Shares”) of our common stock at a deemed issued price of $7.50 per share, as payment of (i) any outstanding music royalty payments due by Slacker under the Digital Music Services Agreement, dated as of February 1, 2014, entered into between Merlin and Slacker, as last amended on March 3, 2026 (the “Amendment” and the Original DMSA, as amended, the “DMSA”), and (ii) any music royalty payments due by Slacker to Merlin during the Extended Term (as defined below), unless terminated earlier as provided therein. Pursuant to the Amendment, the term of the DMSA was extended through November 30, 2026, as such maybe further extended to November 30, 2027 (the “Extended Term”). Pursuant to the Amendment, Merlin’s sale proceeds of any Shares will be offset against any royalty payments or other fees due to Merlin under the DMSA, and among other things, upon any termination or expiration of the DMSA, Slacker will have the option to purchase any unsold Shares held by Merlin or to pay in immediately available funds any amount then outstanding under the DMSA (and in such event Merlin shall return for cancellation any unsold Shares). Merlin agreed not to sell the Shares in excess of more than 5% of the average daily trading volume for the common stock for the preceding 20 consecutive trading days (excluding from such average any index rebalancing days). In the event any fees remain payable to Merlin upon expiration of the Extended Term, Slacker will pay such remaining amounts to Merlin in immediately available funds.

Equity Offering

On July 15, 2025, we entered into an underwriting agreement with Lucid Capital Markets, LLC (the “Underwriter”) pursuant to which we agreed to issue and sell to the Underwriter 1,360,833 shares of our common stock at an offering price of $7.50 per share and which includes the grant to the Underwriter of an option for the issuance and sales of up to 177,500 additional shares (the “Option”) to be sold by us (the “Offering”). The aggregate gross proceeds to our Company from the Offering would be approximately $9.5 million (including the exercise of the Option), after deducting an underwriting discount of 7% of the price to the public, but before deducting expenses payable by us in connection with the Offering. Pursuant to the underwriting agreement, we also agreed to issue the Underwriter’s common stock purchase warrants to purchase up to 4% of the securities sold in the Offering at an exercise price of $9.375. The Offering, including the Option, closed on July 17, 2025.

Series A Exchange

On July 15, 2025, we entered into letter agreements (collectively, the “Agreements”) with (i) Harvest Small Cap Partners Master, Ltd. (“HSCPM”), (ii) Harvest Small Cap Partners, L.P. (“HSCP” and together with HSCPM, the “Harvest Funds” or the “Selling Stockholders”), and (iii) Trinad Capital Master Fund Ltd., a fund controlled by Mr. Ellin, our Chief Executive Officer, Chairman, director and principal stockholder (“Trinad Capital” and collectively with the Harvest Funds, the “Holders”), the holders of our Series A Preferred Stock. Pursuant to the Agreements (i) the Harvest Funds exchanged $4,500,000 worth of its shares of Series A Preferred Stock into 3,000,000 shares of common stock, at a price of $15.00 per share, and Trinad Capital exchanged $2,250,000 worth of shares of its Series A Preferred Stock into 150,000 shares of common stock at the same price, and (ii) the Selling Stockholders and Trinad Capital received 300,000 and 150,000 three-year warrants respectively, to purchase common stock exercisable at a price of $0.10 per share.

Debentures Financing

In May 2025, we and PodcastOne, entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we sold to them the Debentures in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000. The Debentures mature on May 19, 2028, accrue interest at 11.75% per year and are subject to certain redemption rights as discussed elsewhere in this Annual Report.

Basis of Presentation

Our consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the fiscal year ended March 31, 2025, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our consolidated financial statements for the year ended March 31, 2026.

Opportunities, Challenges and Risks

For our fiscal year ended March 31, 2026, we derived 16% of our revenue from paid users and the remainder from advertising, ticketing, sponsorship, merchandising and licensing. During fiscal year ended March 31, 2026, we (i) delivered live events digitally live streamed across our platform, (ii) increased our sponsorship revenue from online events when compared to prior fiscal years and (iii) had revenue from our PPV platform for an entire year, allowing us to charge customers directly to access and watch certain live events digitally on our music platform. As a result of these actions, our revenue for the fiscal year ended March 31, 2026 was comprised of 16% from paid users, 80% from advertising and 4% from merchandise.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2025, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our user base in a cost effective manner, continue to develop and deploy quality and innovative new music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts (“vodcasts”), extending our distribution to include pay television, OTT and social channels, deploying new services for our users, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne, CPS, Drumify and Splitmind are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2025, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

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

Growth in our music services is also dependent upon our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app, the number of customers that use and pay for our services, the attractiveness of our music platform to sponsors and advertisers and our ability to negotiate favorable economic terms with music labels, publishers, artists and/or festival owners, and the number of consumers who use our services. Growth in our margins is heavily dependent on our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and to otherwise grow our user base in a cost-efficient manner, coupled with the managing the costs associated with implementing and operating our services, including the costs of licensing music with the music labels, producing, streaming and distributing video and audio content and sourcing and distributing personalized products and gifts. Our ability to attract and retain new and existing customers will be highly dependent on our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and to implement and continually improve upon our technology and services on a timely basis and continually improve our network and operations as technology changes and as we experience increased network capacity constraints as we continue to grow.

For the years ended March 31, 2026 and 2025, all material amounts of our revenue were derived from customers located in the United States and moreover, one of our customers accounted for 7% and 45% of our consolidated revenue, respectively. This significant concentration of revenue from one customer poses risks to our operating results, and any change in the means this customer utilizes our services beyond March 31, 2026 could cause our revenue to fluctuate significantly.

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

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Year Ended	Year Ended
	March 31,	March 31,
	2026	2025
Revenue:	$77,144	$114,405

Operating expenses:
Cost of sales	64,865	85,241
Sales and marketing	4,040	6,396
Product development	2,402	4,475
General and administrative	20,664	22,746
Impairment of fixed assets, intangible assets and goodwill	-	11,657
Amortization of intangible assets	653	1,947
Total operating expenses	92,624	132,462
Loss from operations	(15,480)	(18,057)

Other income (expense):
Interest expense, net	(3,894)	(2,712)
Change in fair value of digital assets	(2,057)	-
Other income	208	214
Total other expense, net	(5,743)	(2,498)

Loss before income taxes	(21,223)	(20,555)

Income tax provision (benefit)	30	(185)
Net loss	$(21,253)	$(20,370)

Net loss per share – basic and diluted	$(2.02)	$(2.14)

Weighted average common shares – basic and diluted	10,983,850	9,504,124

The following table provides the depreciation expense included in the above line items (in thousands):

			% Change
	Year Ended March 31,		2026 vs.
	2026	2025	2025
Depreciation expense
Cost of sales	$32	$146	-78%
Sales and marketing	128	266	-52%
Product development	1,064	1,970	-46%
General and administrative	(251)	996	-125%
Total depreciation expense	$973	$3,378	-71%

The following table provides the stock-based compensation expense included in the above line items (in thousands):

			% Change
	Year Ended March 31,		2026 vs.
	2026	2025	2025
Stock-based compensation expense:
Cost of sales	$4,998	$1,042	380%
Sales and marketing	264	797	-67%
Product development	152	375	-59%
General and administrative	5,738	5,429	6%
Total stock-based compensation expense	$11,152	$7,643	46%

The following table provides our results of operations, as a percentage of revenue, for the periods presented:

	Year Ended March 31,
	2026	2025
Revenue	100%	100%
Operating expenses
Cost of sales	84%	75%
Sales and marketing	5%	6%
Product development	3%	4%
General and administrative	27%	20%
Impairment of fixed assets, intangible assets and goodwill	0%	10%
Amortization of intangible assets	1%	2%
Total operating expenses	120%	116%
Loss from operations	-20%	-16%
Other expense	-7%	-2%
Loss before income taxes	-28%	-18%
Income tax provision (benefit)	-%	-%
Net loss	-28%	-18%

Revenue

Revenue was as follows (in thousands):

			% Change
	Year Ended March 31,		2026 vs.
	2026	2025	2025
Paid user services	$11,972	$56,939	-79%
Advertising	61,616	52,285	18%
Merchandising	3,556	5,181	-31%
Total Revenue	$77,144	$114,405	-33%

Paid User Services

Paid user services revenue decreased by $45.0 million, or 79%, to $12.0 million for the year ended March 31, 2026, as compared to $56.9 million for the year ended March 31, 2025. The decrease was primarily as a result of a decrease in user growth with our largest OEM customer due to our amended arrangement which was effective October 1, 2024.

Advertising Revenue

Advertising revenue increased by $9.3 million, or 18%, to $61.6 million during the year ended March 31, 2026, as compared to $52.3 million the year ended March 31, 2025, which is primarily due to growth in advertising at PodcastOne year-over-year as it experienced an increase in the number of impressions year-over-year. In addition, $3.0 million of the increase is attributed to an increase in our barter revenue at PodcastOne.

Merchandising

Merchandising revenue decreased by $1.6 million, or 31%, to $3.6 million for the year ended March 31, 2026, as compared to $5.2 million for the year ended March 31, 2025 due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Cost of Sales

Cost of sales was as follows (in thousands):

			% Change
	Year Ended March 31,		2026 vs.
	2026	2025	2025
Paid user services	$7,785	$32,089	-76%
Advertising	55,403	48,300	15%
Production	1,582	322	391%
Merchandising	95	4,530	-98%
Total Cost of Sales	$64,865	$85,241	-24%

Paid User Services

Paid user services cost of sales decreased by $24.3 million, or 76%, to $7.8 million for the year ended March 31, 2026, as compared to $32.1 million for the year ended March 31, 2025. The decrease was in line with the lower user revenues noted above.

Advertising

Advertising cost of sales increased by $7.1 million, or 15%, to $55.4 million for the year ended March 31, 2026, as compared to $48.3 million for the year ended March 31, 2025. The increase was primarily due to an increase in revenue share expense compared to the prior year period and is line with the increase in revenue for the period.

Production

Production cost of sales increased by $1.3 million, or 391%, to $1.6 million for the year ended March 31, 2026, as compared to a credit of $0.3 million for the year ended March 31, 2025. The increase was primarily due to us settling past amounts owed for vendors, therefore credits were recorded during the prior period.

Merchandising

Merchandising cost of sales decreased by $4.4 million, or 98%, to $0.1 million for the year ended March 31, 2026, as compared to $4.5 million for the year ended March 31, 2025. The decrease was due to the corresponding decrease in revenue noted above along with less events taking place in the year ended March 31, 2026.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

			% Change
	Year Ended March 31,		2026 vs.
	2026	2025	2025
Sales and marketing expenses	$4,040	$6,396	-37%
Product development	2,402	4,475	-46%
General and administrative	20,664	22,746	-9%
Amortization of intangible assets	653	1,947	-66%
Impairment of fixed assets, intangible assets and goodwill	-	11,657	-100%
Total Other Operating Expenses	$27,759	$47,221	-41%

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.4 million, or 37%, to $4.0 million for the year ended March 31, 2026, as compared to $6.4 million for the year ended March 31, 2025. The decrease was largely due to lower salaries and wages and stock compensation of $0.5 million along with a decrease of $1.9 million in merchandising marketing spend due to a reduction in trade shows and other marketing spend.

Product Development

Product development expenses decreased by $2.1 million, or 46%, to $2.4 million for the year ended March 31, 2026, as compared to $4.5 million for the year ended March 31, 2025. The decrease was primarily due to headcount reductions in the year ended March 31, 2026.

General and Administrative

General and administrative expenses decreased by $2.1 million, or 9%, to $20.7 million for the year ended March 31, 2026, as compared to $22.7 million for the year ended March 31, 2025. The decrease was largely due to a decrease of professional services.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $1.3 million, or 66%, to $0.7 million for the year ended March 31, 2026, as compared to $1.9 million for the year ended March 31, 2025. The decrease was primarily due to the decrease in intangibles capitalized at PodcastOne.

Impairment of Fixed Assets, Intangible Assets and Goodwill

Impairment of intangible assets decreased $11.7 million, to none for the year ended March 31, 2026, as compared to $11.7 million for the year ended March 31, 2025, which is attributed to the impairments within our Media Group, PodcastOne and Slacker reporting units for the year ended March 31, 2025 (see Note 4 – Property and Equipment and Note 5 – Goodwill and Intangible Assets).

Total Other Expense, Net

			% Change
	Year Ended March 31,		2026 vs.
	2026	2025	2025
Total other expense, net	$(5,743)	$(2,498)	130%

Total other expense, net increased by $3.2 million, or 130%, to $5.7 million for the year ended March 31, 2026, as compared to $2.5 million for the year ended March 31, 2025. The increase can be attributed to a $2.1 million increase as a result of the change in fair value of digital assets and a $0.4 million increase in interest expense as a result of our new convertible debentures.

Business Segment Results

Year Ended March 31, 2026, as compared to Year Ended March 31, 2025

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2026	2025	% Change
Revenue	$61,671	$52,119	18%

Cost of Sales	54,101	47,394	14%
Sales & Marketing, Product Development and G&A	9,639	9,736	-1%
Intangible Asset Amortization and Impairment	573	1,423	-60%
Operating Loss	$(2,642)	$(6,434)	-59%
Operating Margin	(4)%	-12%	8%
Adjusted EBITDA*	$6,305	$(501)	1358%
Adjusted EBITDA Margin*	10%	-1%	11%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $9.6 million, or 18%, during the year ended March 31, 2026, primarily due to an increase in advertising.

Operating Loss

Operating loss decreased by $3.8 million or 59%, for the year ended March 31, 2026, as the increase in revenue was higher than the increase in our operating expenses due to the growth of our business.

Adjusted EBITDA

Adjusted EBITDA* increased by $6.8 million, or 1,358%, to $6.3 million for the year ended March 31, 2026, as compared to a loss of $0.5 million for the year ended March 31, 2025. This was largely due to an increase in our revenue and the increase of stock-based compensation when compared to the prior year.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2026	2025	% Change
Revenue	$11,830	$56,787	-79%

Cost of Sales	9,087	32,997	-72%
Sales & Marketing, Product Development and G&A	3,490	8,844	-61%
Intangible Asset Amortization and Impairment	71	9,070	-99%
Operating Income (Loss)	$(818)	$5,876	-114%
Operating Margin	(7)%	10%	-17%
Adjusted EBITDA*	$(179)	$18,679	-101%
Adjusted EBITDA Margin*	(2)%	33%	-34%

Revenue

Revenue decreased $45.0 million, or 79%, during the year ended March 31, 2026, primarily due to our decreased paid user revenue as a result of the change in the terms of the agreement with our largest OEM customer.

Operating Income

Operating income decreased by $6.7 million, or 114%, for the year ended March 31, 2026, as the decrease in our revenue noted above was higher than the decrease in our operating expenses as the decrease in revenue resulted in our lower operating income.

Adjusted EBITDA

Adjusted EBITDA* decreased by $18.9 million, or 101%, to a loss of $0.2 million for the year ended March 31, 2026, as compared to $18.7 million for the year ended March 31, 2025. This was largely due to the decrease in our revenue compared to the prior year.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Year Ended March 31,
	2026	2025	% Change
Revenue	$3,643	$5,499	-34%

Cost of Sales	1,677	4,850	-65%
Sales & Marketing, Product Development and G&A	4,694	4,589	2%
Intangible Asset Amortization and Impairment	9	3,110	-100%
Operating Loss	$(2,737)	$(7,050)	-61%
Operating Margin	-75%	-128%	53%
Adjusted EBITDA*	$(2,482)	$(3,085)	-20%
Adjusted EBITDA Margin*	-68%	-56%	-12%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $1.9 million, or 34%, to $3.6 million during the year ended March 31, 2026, as compared to $5.5 million for the year ended March 31, 2025, primarily due to a decrease in our merchandising revenue due to a reduction in demand from both our retail partners and our direct to consumer business.

Operating Loss

Operating loss decreased by $4.3 million, or 61%, to $2.7 million for the year ended March 31, 2026 from $7.1 million for the year ended March 31, 2025, as a result of an increase in our contribution margin coupled with the decrease in our expenses due to a decrease in our general and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA* loss decreased by $0.6 million, or 20%, to $2.5 million loss for the year ended March 31, 2026, as compared to a $3.1 million loss for the year ended March 31, 2025. This was largely due to the decrease in our revenue compared to the prior year offset by a decrease in our expenses.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			% Change
	Year Ended March 31,		2026 vs.
	2026	2025	2025
Sales & Marketing, Product Development, and G&A	$9,283	$10,448	-11%
Operating Loss	$(9,283)	$(10,448)	-11%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(4,567)	$(6,709)	32%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA

Operating Loss

Operating loss decreased by $1.2 million, or 11%, to $9.3 million for the year ended March 31, 2026, as compared to $10.4 million for the year ended March 31, 2025, largely due to a decrease in our legal and accounting costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss decreased $2.1 million, or 32%, to a $4.6 million loss for the year ended March 31, 2026 as compared to $6.7 million loss for the year ended March 31, 2025. The decrease was largely due to the decrease of our employee and employee-related expenses, and a decrease in our legal and accounting costs.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the year ended March 31 (in thousands):

					Non-
					Recurring
	Net	Depreciation	Stock-Based	Stock-Based	Acquisition and	Other
	Income	Impairment and	Compensation	Compensation	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	Employees & Directors	Third Party Service	Costs	Expense	for Taxes	EBITDA
Year Ended March 31, 2026
Operations – PodcastOne	$(2,644)	$616	$1,654	$6,557	$120	$2	$-	$6,305
Operations – Slacker	(3,063)	767	(126)	560	(8)	1,691	-	(179)
Operations – Media	(3,787)	242	176	1,108	35	(256)	-	(2,482)
Corporate	(11,759)	1	1,273	(680)	2,262	4,306	30	(4,567)
Total	$(21,253)	$1,626	$2,977	$7,545	$2,409	$5,743	$30	$(923)

Year Ended March 31, 2025
Operations – PodcastOne	$(6,458)	$1,671	$2,671	$1,544	$47	$-	$24	$(501)
Operations – Slacker	3,570	11,875	561	722	244	1,707	-	18,679
Operations – Media	(8,166)	3,430	512	375	640	123	1	(3,085)
Corporate	(9,316)	5	254	1,004	886	668	(210)	(6,709)
Total	$(20,370)	$16,981	$3,998	$3,645	$1,817	$2,498	$(185)	$8,384

The following table sets forth the reconciliation of gross profit, the most comparable GAAP financial measure to Contribution Margin for the years ended March 31, 2026 and 2025 (in thousands):

	Year Ended
	March 31,
	2026	2025

Revenue:	$77,144	$114,405
Less:
Cost of sales	(64,865)	(85,241)
Amortization of developed technology	(1,014)	(3,087)
Gross Profit	11,265	26,077

Share-based compensation	4,998	1,042
Depreciation	32	146
Developed technology	1,014	3,087
Contribution Margin	$17,309	$30,352

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

Revenue Recognition

We account for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when we satisfy our obligation by transferring control of the goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We use the expected value method to estimate the value of variable consideration on advertising and with original equipment manufacturer contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising and user services are rendered as the amounts reflect the consideration we are entitled to and relate specifically to our efforts to satisfy our performance obligations. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

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

Our revenue is principally derived from the following services:

Paid User Services

Paid user services revenue substantially consist of monthly to annual recurring user fees, which are primarily paid in advance by credit card or through direct billings arrangements. We defer the portion of monthly to annual recurring user fees collected in advance and recognize them in the period earned. Paid user revenue is recognized in the period of services rendered. Our paid user revenue consists of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are user based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. As a result, we have concluded that the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. We recognize paid user revenue straight-line through the user period.

Paid User Services consist of:

Direct users, mobile service provider and mobile app services

We generate revenue for paid user services on both a direct basis and through memberships sold through certain third-party mobile service providers and mobile app services (collectively the “Mobile Providers”). For memberships sold through the Mobile Providers, the user executes an on-line agreement with Slacker outlining the terms and conditions between Slacker and the user upon purchase of the membership. The Mobile Providers promote the Slacker app through their e-store, process payments for memberships, and retain a percentage of revenue as a fee. We report this revenue gross of the fee retained by the Mobile Providers, as the user is Slacker’s customer in the contract and Slacker controls the service prior to the transfer to the user. Paid user revenues from monthly memberships sold directly through Mobile Providers are subject to such Mobile Providers’ refund or cancellation terms. Revenues from Mobile Providers are recognized net of any such adjustments for variable consideration, including refunds and other fees. Our payment terms vary based on whether the membership is sold on a direct basis or through Mobile Providers. Memberships sold on a direct basis require payment before the services are delivered to the customer. The payment terms for memberships sold through Mobile Providers vary, but are generally payable within 30 days.

Third-Party Original Equipment Manufacturers

We generate revenue for paid user services through memberships sold through a third-party OEM. For memberships sold through the OEM, the OEM executes an agreement with Slacker outlining the terms and conditions between Slacker and the OEM upon purchase of the membership. The OEM installs the Slacker app in their equipment and provides the Slacker service to the OEM’s customers. The monthly fee charged to the OEM is based upon a fixed rate per vehicle, multiplied by the variable number of total vehicles which have the Slacker application installed. The number of customers, or the variable consideration, is reported by OEMs and resolved on a monthly basis. Our payment terms with OEM are up to 30 days. The OEM does not charge the car owners a fee for the Slacker service.

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

Merchandise Revenue

Revenue is recognized upon the transfer of control to the customer. We recognize revenue and measure the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. Our customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30-60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. We record a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at March 31, 2026 and 2025, was less than $0.1 million, respectively.

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

Digital Assets

The Company accounts for qualifying crypto assets in accordance with ASC 350-60, Intangibles, Goodwill and Other, Crypto Assets. The Company’s digital assets consist primarily of Bitcoin.

Digital assets are initially recognized at cost upon acquisition or receipt. Transaction costs incurred to acquire digital assets are expensed as incurred unless otherwise required by applicable accounting guidance. Digital assets are subsequently measured at fair value at each reporting date, with changes in fair value recognized in earnings within change in fair value of digital assets in the consolidated statements of operations and comprehensive loss.

Fair value is determined using quoted market prices in the Company’s principal market, when available. For Bitcoin, the Company determines fair value using observable conversion characteristics applicable to the underlying Bitcoin instrument and quoted market prices for the underlying Bitcoin token as of the measurement date. The Company’s treasury reporting tool supports custody tracking, wallet reconciliation, and conversion-rate documentation but is not the primary pricing source for fair value measurement.

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

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2026, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $5.4 million, which primarily are invested in Bitcoin and cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, incurrence of debt, the issuance of convertible notes and public offerings of our common shares. In July 16, 2025, in connection with the closing of our July 2025 public offering, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million digital asset treasury strategy. As of March 31, 2026, we have purchased a total of approximately 43.15 Bitcoins at an aggregate purchase price of approximately $5.0 million for an average purchase price of approximately $115,875 per Bitcoin, inclusive of fees and expenses, which constitutes 100% of our treasury that was then invested in Bitcoin. As of the date of this Annua Report, we have not sold any of our Bitcoins, and we do not own any other forms of cryptocurrency. As of March 31, 2026, we have a convertible note balance of $14.6 million and an SBA loan balance of $0.1 million.

As reflected in our consolidated financial statements included elsewhere in this Annual Report, we have a history of losses and incurred a net loss of $20.5 million and had a working capital deficiency of $17.8 million as of March 31, 2026. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

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

Sources of Liquidity

In July 2022, PodcastOne completed a private placement offering (the “PC1 Bridge Loan”) of its unsecured convertible notes with an original issue discount of 10% (the “OID”) in the aggregate principal amount of $8.8 million (the “PC1 Notes”) to certain accredited investors and institutional investors, for gross proceeds of $8,035,000 pursuant to the Subscription Agreements entered into with the Purchasers. In connection with the sale of the PC1 Notes, the Purchasers received warrants (the “PC1 Warrants”) to purchase a number of shares of PodcastOne’s common stock exercisable at $3.00 per share. As part of the PC1 Bridge Loan, we purchased $3,000,000 (excluding the OID) worth of PC1 Notes.

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

On July 16, 2025, in connection with the anticipated closing of the public offering discussed below, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million digital asset treasury strategy. During the fiscal year ended March 31, 2026 we purchased $5.0 million of Bitcoin.

On July 17, 2025, we completed an underwritten public offering of shares of our common stock for aggregate gross proceeds to us of approximately $9.5 million (including the exercise of the underwriter’s option), after deducting an underwriting discount, but before other offering expenses. We used the net proceeds from the public offering to fund the acquisition of cryptocurrencies, the development and implementation of our digital asset treasury strategy and for working capital and general corporate purposes.

As of the date of this Annual Report, holders of 1,243,998 PC1 Warrants (other than our Company) exercised their warrants for cash at an exercise price of $3.00 per share resulting in proceeds to PodcastOne of approximately $3.73 million. We also exercised all of our 1.1 million PC1 Warrants.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals rights, our working capital, corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities, and to further implement our digital asset treasury strategy. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings, and sale of our investments, and to further implement our digital asset treasury strategy. We expect to make additional strategic acquisitions to further grow our business and continue to implement our digital asset treasury strategy, which may require significant investments, capital raising and/or acquisition of additional debt in the near and long term. Over the next twelve to eighteen months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid users that we add to our businesses and capital resources needed to further implement our digital asset treasury strategy, including for up to the maximum announced amount.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the unsecured convertible notes, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, notes, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies, and to further implement our digital asset treasury strategy. We may also use our current cash and cash equivalents to repurchase some or all of our outstanding Debentures, and pay down our debt, in part or in full, subject to repayment limitation set forth in the applicable debt agreements. Management plans to fund our operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of our equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a new universal shelf Registration Statement on Form S-3 (the “Shelf S-3”) with the SEC on February 4, 2025, which was declared effective by the SEC on February 17, 2025. Under the  Shelf S-3, we have the ability to raise up to $150.0 million in cash from the sale of our equity, debt and/or other financial instruments, net of any subsequent takedowns of such Shelf S-3. In May 2024, we entered into an at-the-market agreement with Roth Capital Partners, LLC ("Roth"), pursuant to which we may, while the Shelf S-3 continues to be effective, offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Roth acting as our sales agent. As of the filing of this Annual Report, we have not sold any shares under such at-the-market agreement.

Credit Agreement and Other Debt

For additional information regarding our credit agreement, Debentures and other debt, see “Contractual Obligations” in Notes 8, 9,10 and 19 to our consolidated financial statements included elsewhere in this Annual Report.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the fiscal years ended March 31, 2026 and 2025 (in thousands):

	Year Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(10,545)	$6,368
Net cash used in investing activities	(8,176)	(3,123)
Net cash provided by (used in) financing activities	19,955	(6,238)
Net change in cash and cash equivalents and restricted cash	$1,234	$(2,993)

Cash Provided By Operating Activities

Net cash used in operating activities for the year ended March 31, 2026 of $10.5 million primarily resulted from our net loss during such period of $21.3 million, which included non-cash charges of $14.8 million largely comprised of depreciation and amortization, stock-based compensation and change in fair value of digital assets. The remainder of our sources of cash used in operating activities of $4.1 million was from changes in our working capital, including $5.7 million from timing of accounts payable, accrued expenses and royalty liabilities offset by a change in inventories of $0.9 million.

Net cash provided by our operating activities for the year ended March 31, 2025 of $6.4 million primarily resulted from our net loss during such period of $20.4 million, which included non-cash charges of $22.3 million largely comprised of depreciation and amortization, stock-based compensation and impairment of goodwill, fixed assets and intangibles. The remainder of our sources of cash used in operating activities of $4.1 million was from changes in our working capital, including $5.0 million from timing of accounts payable, accrued expenses and royalty liabilities offset by a change in inventory of $0.9 million.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended March 31, 2026 of $8.2 million was principally due to the $3.2 million cash used for the purchase of our property and equipment and $5.0 million for the purchase of our digital assets during such period.

Net cash used in investing activities for the year ended March 31, 2025 of $3.1 million was principally due to the $3.1 million cash used for the purchase of our property and equipment and $0.1 million for the purchase of our intangible assets during such period.

Cash Flows Used In Financing Activities

Net cash provided financing activities for the year ended March 31, 2026 of $20.0 million was primarily due to proceeds of $15.2 million from issuance of the Initial Debentures, and proceeds of $9.4 from the issuance of shares of our common stock in the July 2025 public offering, offset by a payment of $3.0 million to repay in full our line of credit, $0.6 million for the purchase of our shares and/or shares of PodcastOne as part of our buyback program, repayment of our Capchase loan of $0.6 million and repayment of $0.5 million on our outstanding Debentures.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LiveOne, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LiveOne, Inc. and its subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Barter Transactions - PodcastOne

As described in Note 2 to the financial statements, the Company has entered into barter transactions involving advertising provided in exchange for goods and services. The transaction price for these transactions has been measured based on the standalone selling price of the advertising spots promised or delivered to the customer. We identified the fair value of revenue from barter transactions to be a critical audit matter. The Company’s revenue from barter transactions was $28.0 million for the year ended March 31, 2026.

The principal consideration for our determination that the fair value of revenue from barter transactions was a critical audit matter is the significant judgements involved in evaluating the standalone selling price of advertising spots.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the fair value of revenue from barter transactions included the following, among others:

●	Obtained an understanding of management’s process for assessing the standalone selling price of the advertising spots delivered to the customer.
●	Read barter contracts and evaluated the nature of the advertising spots promised to the customer.
●	Tested a selection of comparable advertising spots to assess the range of actual selling prices for comparison to the standalone selling price used by the Company.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2022.

Los Angeles, CA

June 29, 2026

PCAOB ID No. 324

LiveOne, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	March 31,
	2026	2025

Assets
Current Assets
Cash and cash equivalents	$5,353	$4,119
Restricted cash	30	30
Accounts receivable, net	8,437	8,299
Inventories	685	1,586
Prepaid expense and other current assets	2,273	1,212
Total Current Assets	16,778	15,246
Property and equipment, net	3,297	893
Goodwill	21,712	21,712
Intangible assets, net	1,916	2,569
Digital assets	2,943	-
Other assets	229	97
Total Assets	$46,875	$40,517

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$27,719	$25,180
Accrued royalties	3,475	5,490
Notes payable, current portion	-	623
Senior secured revolving line of credit, net	-	2,950
Deferred revenue	1,789	2,141
Convertible note, current portion	2,900	-
Total Current Liabilities	35,883	36,384
Notes payable, net	149	150
Convertible note, noncurrent	11,689	-
Lease liabilities, noncurrent	134	99
Other long-term liabilities	11,351	12,236
Deferred income taxes	61	60
Total Liabilities	59,267	48,929

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 8,438 and 14,002 shares issued and outstanding as of March 31, 2026 and 2025, respectively	8,438	14,002
Common stock, $0.001 par value; 500,000,000 shares authorized; 12,276,978 issued and outstanding as of March 31, 2026; 9,672,451 shares issued and outstanding as of March 31, 2025, net of treasury shares	12	10
Additional paid in capital*	259,122	233,582
Treasury stock*	(849)	(250)
Accumulated deficit	(287,270)	(265,119)
Total LiveOne's Stockholders’ Deficit	(20,547)	(17,775)
Non-controlling interest	8,155	9,363
Total equity (deficit)	(12,392)	(8,412)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$46,875	$40,517

* After giving effect to the Reverse Stock Split - See Note 17 - Stockholders' Deficit. The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025

Revenue:	$77,144	$114,405

Operating expenses:
Cost of sales	64,865	85,241
Sales and marketing	4,040	6,396
Product development	2,402	4,475
General and administrative	20,664	22,746
Amortization of intangible assets	653	1,947
Impairment of fixed assets, intangible assets and goodwill	-	11,657
Total operating expenses	92,624	132,462
Loss from operations	(15,480)	(18,057)

Other income (expense):
Interest expense, net	(3,894)	(2,712)
Change in fair value of digital assets	(2,057)	-
Other income	208	214
Total other expense, net	(5,743)	(2,498)

Loss before income taxes	(21,223)	(20,555)

Income tax provision (benefit)	30	(185)
Net loss	(21,253)	(20,370)
Net loss attributable to non-controlling interest	(288)	(1,661)
Net loss attributable to LiveOne	$(20,965)	$(18,709)

Net loss per share attributed to LiveOne – basic and diluted*	$(2.02)	$(2.14)

Weighted average common shares – basic and diluted*	10,983,850	9,504,124

* After giving effect to the Reverse Stock Split - See Note 17 - Stockholders' Deficit. The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2026 and 2025

(In thousands, except share and per share amounts)

	Redeemable											Total
	Convertible						Additional Paid					Stockholders’
	Preferred Stock		Preferred stock		Common stock		in	Accumulated	Non-controlling	Common stock in treasury		Equity
	Shares	Amount	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Interest	Shares	Amount	(Deficit)

Balance as of April 1, 2024	5,000	$4,962	18,814	$18,814	9,260,247	$9	$216,199	$(238,984)	10,339	(386,004)	$(4,782)	$1,595
Stock-based compensation	-	-	-	-	-	-	3,993	-	-	-	-	3,993
Vested employee restricted stock units	-	-	-	-	197,855	-	3	-	-	-	-	3
Retirement of treasury stock	-	-	-	-	(426,263)	-	(4)	(5,527)	-	426,263	5,531	-
Conversion of Series A Preferred Stock into common stock and common stock warrants	(5,000)	(4,962)	(6,395)	(6,395)	542,623	1	11,672	(316)	-	-	-	4,962
Issuance of PodcastOne common stock	-	-	-	-	-	-	(685)	-	685	-	-	-
Dividends on Series A preferred stock	-	-	1,583	1,583	-	-	-	(1,583)	-	-	-	-
Common stock issued for services	-	-	-	-	113,554	-	2,404	-	-	-	-	2,404
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(55,824)	(999)	(999)
Net loss	-	-	-	-	-	-	-	(18,709)	(1,661)	-	-	(20,370)
Balance as of March 31, 2025	-	$-	14,002	$14,002	9,688,016	$10	$233,582	$(265,119)	$9,363	(15,565)	$(250)	$(8,412)
Stock-based compensation	-	-	-	-	-	-	2,992	-	-	-	-	2,992
Vested employee restricted stock units	-	-	-	-	32,773	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	1,186	1,186	-	-	-	(1,186)	-	-	-	-
Conversion of preferred stock	-	-	(6,750)	(6,750)	450,000	-	6,750	-	-	-	-	-
Common stock issued for services	-	-	-	-	681,628	1	2,880	-	-	-	-	2,881
Issuance of common stock and common stock warrants	-	-	-	-	1,360,833	1	9,377	-	-	-	-	9,378
Issuance of PodcastOne common stock	-	-	-	-	-	-	1,745	-	(920)	-	-	825
Common stock issued for settlement of accrued expenses	-	-	-	-	173,100	-	1,796	-	-	-	-	1,796
Treasury stock purchases	-	-	-	-	-	-	-	-	-	(93,807)	(599)	(599)
Net loss	-	-	-	-	-	-	-	(20,965)	(288)	-	-	(21,253)
Balance as of March 31, 2026	-	$-	8,438	$8,438	12,386,350	$12	$259,122	$(287,270)	$8,155	(109,372)	$(849)	$(12,392)

* After giving effect to the Reverse Stock Split - See Note 17 - Stockholders' Deficit. The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net loss	$(21,253)	$(20,370)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,626	5,325
Interest paid in kind		-
Stock-based compensation	11,152	6,160
Change in fair value of bifurcated embedded derivatives	-	(607)
Amortization of debt discount	440	-
Deferred income taxes	-	(279)
Change in fair value of digital assets	2,057	-
Impairment of fixed asset	-	2,787
Impairment of goodwill	-	1,667
Impairment of intangibles	-	7,203
Provision for credit losses	(320)	35
Changes in operating assets and liabilities:
Accounts receivable	183	4,871
Prepaid expenses and other current assets	(1,061)	975
Inventories	900	215
Other assets	(132)	(9)
Deferred revenue	(353)	1,414
Accounts payable and accrued liabilities	(884)	(563)
Accrued royalties	(2,123)	(5,488)
Other liabilities	(777)	3,032
Net cash (used in) provided by operating activities	(10,545)	6,368

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,176)	(3,053)
Purchase of digital assets	(5,000)	-
Purchase of intangible assets	-	(70)
Net cash used in investing activities	(8,176)	(3,123)

Cash Flows from Financing Activities:
Payment of dividends	-	(509)
Payments on Capchase loan	(623)	(680)
Repayment on line of credit	(2,950)	(4,050)
Proceeds from common stock offering, net of issuance costs	9,378	-
Proceeds from convertible debt, net of issuance costs	15,199	-
Repayment of convertible debt	(450)	-
Purchases of treasury stock	(599)	(999)
Net cash provided by (used in) financing activities	19,955	(6,238)

Net change in cash, cash equivalents and restricted cash	1,234	(2,993)

Cash, cash equivalents and restricted cash, beginning of year	4,149	7,142

Cash, cash equivalents and restricted cash, end of year	$5,383	$4,149

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,298	$873

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued to settle accrued expenses	$1,795	$-
Fair value of preferred stock exchanged for common stock	$6,750	$-
Fair value of shares received of PodcastOne common stock to settle payables owed	$1,745	$-
Accrual of dividends	$1,186	$1,583
Conversion of Series A preferred stock into common stock	$-	$11,357
Fair value of common stock options and restricted stock issued to employees, capitalized as internally-developed software	$-	$240
Accrued expenses written off associated with intangible asset impairment	$-	$695
Additions of ROU Assets	$201	$119

The accompanying notes are an integral part of these consolidated financial statements.

LiveOne, Inc.

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2026 and 2025

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

The Company was reincorporated in the State of Delaware on August 2, 2017, pursuant to a reincorporation merger of Loton, Corp (“Loton”) with and into LiveXLive Media, Inc., Loton’s wholly owned subsidiary at the time. As a result of the reincorporation merger, Loton ceased to exist as a separate entity, with LiveXLive Media, Inc. being the surviving entity. On December 29, 2017, the Company acquired Slacker, Inc. (“Slacker”), an Internet music and radio streaming service incorporated in the state of Delaware, and it became a wholly owned subsidiary of LiveOne. On February 5, 2020, the Company acquired (i) React Presents, LLC a Delaware limited liability company (“React Presents”), and it became a wholly owned subsidiary of LiveXLive Events, LLC, a wholly owned subsidiary of the Company and (ii) indirectly Spring Awakening, LLC, which is a wholly owned subsidiary of React Presents, a producer, promoter and manager of in person live music festivals and events. On July 1, 2020, the Company through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., acquired PodcastOne, Inc. (formerly Courtside Group, Inc.) (“PodcastOne”). On December 22, 2020, the Company through its wholly owned subsidiary LiveXLive Merchandising, Inc., acquired Custom Personalization Solutions, Inc. (“CPS”). Effective as of October 5, 2021, the Company changed its corporate name to "LiveOne, Inc." On September 8, 2023, PodcastOne completed a spin out from the Company to become a standalone publicly trading company resulting in its direct listing on The NASDAQ Capital Market on such date (the "Direct Listing"). As of the date of this Annual Report, on Form 10-K (this "Annual Report") PodcastOne continues to be a majority owned subsidiary of the Company.

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

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in this Annual Report, including these financial statements, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $5.4 million as of March 31, 2026). As reflected in its consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $21.3 million and had a working capital deficiency of $19.1 million as of March 31, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition Policy

The Company accounts for a contract with a customer when an approved contract exists, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and the collectability of substantially all of the consideration is probable. Revenue is recognized when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company uses the expected value method to estimate the value of variable consideration on advertising and with original equipment manufacturer contracts to include in the transaction price and reflect changes to such estimates in periods in which they occur. Variable consideration for these services is allocated to and recognized over the related time period such advertising and user services are rendered as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. The amount of variable consideration included in revenue is limited to the extent that it is probable that the amount will not be subject to significant reversal when the uncertainty associated with the variable consideration is subsequently resolved.

Practical Expedients

The Company elected the practical expedient and recognized the incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction and is evaluated on a transaction by transaction basis. To the extent the Company acts as the principal, revenue is reported on a gross basis net of any sales tax from customers, when applicable. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer. Where applicable, the Company has determined that it acts as the principal in all of its user service, sponsorship, and merchandising streams and may act as principal or agent for its ticketing/live events, advertising and licensing revenue streams.

The Company’s revenue is principally derived from the following services:

Paid User Services

paid user services revenue substantially consist of monthly to annual recurring  fees, which are primarily paid in advance by credit card or through direct billings arrangements. The Company defers the portions of monthly to annual recurring fees collected in advance and recognizes them in the period earned. Paid user revenue is recognized in the period of services rendered. The Company’s paid user revenue consists of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are user based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. As a result, the Company has concluded that the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. The Company recognizes paid user revenue straight-line through the paid user period.

Paid User Services consist of:

Direct user, mobile service provider and mobile app services

The Company generates revenue for paid user services on both a direct basis and through paid users sold through certain third-party mobile service providers and mobile app services (collectively the “Mobile Providers”). For memberships sold through the Mobile Providers, the paid user executes an on-line agreement with Slacker outlining the terms and conditions between Slacker and the paid user upon purchase of the membership. The Mobile Providers promote the Slacker app through their e-store, process payments for memberships, and retain a percentage of revenue as a fee. The Company reports this revenue gross of the fee retained by the Mobile Providers, as the paid user is Slacker’s customer in the contract and Slacker controls the service prior to the transfer to the paid user. Paid user revenues from monthly memberships sold directly through Mobile Providers are subject to such Mobile Providers’ refund or cancellation terms. Revenues from Mobile Providers are recognized net of any such adjustments for variable consideration, including refunds and other fees. The Company’s payment terms vary based on whether the membership is sold on a direct basis or through Mobile Providers. Memberships sold on a direct basis require payment before the services are delivered to the customer. The payment terms for memberships sold through Mobile Providers vary, but are generally payable within 30 days.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. The Company estimates the fair value of the transaction price based on prices charged to similar customers and services provided for similar services. Services received are charged to expense in the same manner. Total revenues related to barter transactions were $28.0 million and $25.0 million for the years ended March 31, 2026 and March 31, 2025, respectively. The Company's barter revenue is attributed to one customer and comprised of 36% and 22% of its revenue for the years ended  March 31, 2026 and 2025, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the consolidated statements of operations. The Company's customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at each of  March 31, 2026 and 2025 was less than $0.1 million.

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

Cost of Sales

Cost of Sales principally consist of royalties paid for the right to stream video, music and non-music content to the Company’s customers and the cost of securing the rights to produce and stream live events from venues and promoters. Royalties are calculated using negotiated and regulatory rates documented in content license agreements and are based on usage measures or revenue earned. Music royalties to record labels, professional rights organizations and music publishers relate to the consumption of music listened to on Slacker’s radio services. As of March 31, 2026 and 2025, the Company accrued $11.2 million and $12.9 million of royalties, respectively, due to artists from use of Slacker’s radio services.

Cost of sales for the Company’s advertising revenue primarily includes PodcastOne direct costs comprised of revenue sharing and commissions. Cost of sales for the Company’s merchandising revenue includes purchase costs and related direct costs. Direct costs include all costs for personalization, production, planning, quality control, fulfillment and inbound freight.

Sales and Marketing

Sales and Marketing include the direct and indirect costs related to the Company’s product and event advertising and marketing. Additionally, sales and marketing include merchandising advertising and royalty costs. Advertising expenses to promote the Company’s services are expensed as incurred. Advertising expenses included in sales and marketing expense were $0.9 million and $0.2 million for the years ended March 31, 2026 and 2025, respectively.

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

At March 31, 2026 and 2025, the Company had 207,667 and 220,167 options outstanding, respectively, and 38,578 and 49,395 restricted stock units outstanding, respectively.

The following table is a reconciling basic and diluted earnings per share under the two-class method:

	Year Ended	Year Ended
In thousands, except per share amounts	March 31, 2026	March 31, 2025
Net loss attributed to LiveOne	$(20,965)	$(18,709)
Dividends on Series A Preferred Stock	(1,186)	(1,583)
Net loss attributed to LiveOne	$(22,151)	$(20,292)
Basic and diluted weighted average number of shares of common stock outstanding	10,983,850	9,504,124
Basic and diluted earnings per share	$(2.02)	$(2.14)

Segment Reporting

The Company presents the financial statements by segment in accordance with ASC Topic No. 280, Segment Reporting (“ASC 280”) to provide investors with transparency into how the chief operating decision maker (“CODM”) manages the business. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in three segments.  The Company determined the CODM is its Chief Executive Officer. The CODM reviews financial information and allocates resources across its three operating segments. See Note 19 — Business Segments and Geographic Reporting for further disclosure.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows for the fiscal years ended March 31 (in thousands):

	2026	2025
Cash and cash equivalents	$5,353	$4,119
Restricted cash	30	30
Total cash and cash equivalents and restricted cash	$5,383	$4,149

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of March 31, 2026 and 2025, the Company had restricted cash of $30,000 and $30,000, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the short-term nature of its receivables. At March 31, 2026 and 2025, the Company had one customer that made up  less than 10% and 10% of the total accounts receivable balance, respectively.

The following table provides amounts included in accounts receivable, net for the fiscal years ended March 31 (in thousands):

	2026	2025
Accounts receivable	$9,208	$9,390
Less: Allowance for credit losses	771	1,091
Accounts receivable, net	$8,437	$8,299

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

Capitalized internal-use software costs are amortized on a straight-line basis over their two- to five-year estimated useful lives. The Company evaluates the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended March 31, 2026 and 2025, the Company capitalized $2.6 million and $3.3 million of internal use software, respectively.

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

Our annual goodwill impairment test is performed at the reporting unit level. As of March 31, 2026 and 2025, our reporting unit is the same as our three operating segments. We generally test goodwill for possible impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting unit is determined using a market approach based on quoted prices in active markets. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded. Based on our annual impairment assessment, an impairment of goodwill was identified in the fiscal years ended March 31, 2026 and 2025in the amount of none and $1.7 million, respectively.

Estimations and assumptions regarding future performance, results of the Company’s operations and comparability of its market capitalization and net book value will be used.

We test our acquired trademarks and trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trademarks and trade names. Based on our annual impairment assessment, an impairment of none and $3.9 million on acquired trademarks and trade names was identified in the fiscal years ended March 31, 2026 and 2025

Intangible Assets with Finite Useful Lives

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values  may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. In our assessment for potential impairment we identified triggering events due to the events resulting from the change in terms with our largest OEM customer. We performed a quantitative assessment using the guidance in ASC 360, based on an evaluation, on the basis of the weight of the evidence, of the significance of all identified events and circumstances that could indicate that the carrying value of the long-lived assets is not recoverable and that could affect the significant inputs used to determine the fair value of the long-lived assets. We prepared our estimate of the fair value of the long-lived assets using certain inputs and information that is available to us at this time. Such inputs and information include the percentage and timing at which users of our OEM customer convert to our service and the service plan selected by such converting users. There can be no assurance that such inputs will not be revised as more information is obtained. Additionally, there can be no assurance that such revised inputs, if any, will not result in management’s determination that an impairment has occurred at that time. We will continue to assess the long-lived assets for potential impairment in future periods as more information on the inputs becomes available. The Company recorded impairment losses of  none and $8.1 million in the fiscal years ended March 31, 2026 and 2025, respectively.

Digital Assets

The Company accounts for qualifying crypto assets in accordance with ASC 350-60, Intangibles, Goodwill and Other, Crypto Assets. The Company’s digital assets consist primarily of Bitcoin.

Digital assets are initially recognized at cost upon acquisition or receipt. Transaction costs incurred to acquire digital assets are expensed as incurred unless otherwise required by applicable accounting guidance. Digital assets are subsequently measured at fair value at each reporting date, with changes in fair value recognized in earnings within change in fair value of digital assets in the consolidated statements of operations and comprehensive loss.

Fair value is determined using quoted market prices in the Company’s principal market, when available. For Bitcoin, the Company determines fair value using observable conversion characteristics applicable to the underlying Bitcoin instrument and quoted market prices for the underlying Bitcoin token as of the measurement date. The Company’s treasury reporting tool supports custody tracking, wallet reconciliation, and conversion-rate documentation but is not the primary pricing source for fair value measurement.

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the years ended March 31, 2026 and 2025 (in thousands):

	Year Ended March 31,
	2026	2025
Revenue
Paid user services	$11,972	$56,939
Advertising	61,616	52,285
Merchandising	3,556	5,181
Sponsorship and Licensing	-	-
Ticket/Event	-	-
Total Revenue	$77,144	$114,405

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

For the years ended March 31, 2026 and 2025, one customer accounted for 7% and 45% of our consolidated revenues, respectively.

The following table summarizes the significant changes in contract liabilities (deferred revenue) balances during the years ended March 31, 2026 and 2025 (in thousands):

Contract Liabilities
Balance as of April 1, 2024	$728
Revenue recognized that was included in the contract liability at beginning of the year	(302)
Increase due to cash received, excluding amounts recognized as revenue during the year	1,715
Balance as of March 31, 2025	2,141
Revenue recognized that was included in the contract liability at beginning of the year	(361)
Increase due to cash received, excluding amounts recognized as revenue during the year	9
Balance as of March 31, 2026	$1,789

Note 4 — Property and Equipment

The Company’s property and equipment at March 31, 2026 and 2025 was as follows (in thousands):

	As of March 31,
	2026	2025
Property and equipment, net
Computer, machinery, and software equipment	$2,498	$2,597
Furniture and fixtures	564	564
Leasehold improvements	597	597
Capitalized internally developed software	21,219	18,669
Total property and equipment	24,878	22,427
Less accumulated depreciation and amortization	(21,581)	(21,534)
Total property and equipment, net	$3,297	$893

Depreciation expense was $1.0 million and $3.4 million for the years ended March 31, 2026 and 2025, respectively.

As a result of the ART19 agreement and the change in terms with our largest OEM, the Company revaluated the lives of certain fixed assets and recorded and impairment of $2.8 million attributed to property and equipment for the year ended March 31, 2025 attributed to our Slacker and PodcastOne reporting units. No impairment was recorded for the year ended March 31, 2026.

Note 5 — Goodwill and Intangible Assets

Goodwill

The Company currently has three reporting units. The following table presents the changes in the carrying amount of goodwill for the years ended March 31, 2026 and 2025 (in thousands):

Goodwill
Balance as of April 1, 2024	$23,379
Impairment	(1,667)
Balance as of March 31, 2025	$21,712
Impairment	-
Balance as of March 31, 2026	$21,712

The Company recorded an impairment on the goodwill balance of $1.7 million for the year ended March 31, 2025. During the year ended March 31, 2025 the Company performed an quantitative assessment of our Media Group reporting unit. The results of the Company's quantitative goodwill impairment analysis performed indicated an impairment of goodwill within our Media Group reporting unit, and the Company recorded a non-cash impairment charge of $1.7 million. The impairment was driven by the company's most recent cash flow projections as revised in the fourth quarter of Fiscal 2025 which reflected current market conditions and current trends in business performance, including slower than anticipated actualization of bookings. No impairment was recorded for the year ended March 31, 2026.

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived intangible assets in the Company’s reportable segment for the year ended March 31, 2026 (in thousands):

Tradenames
Balance as of April 1, 2024	$4,637
Acquisitions	-
Impairment losses	(3,863)
Balance as of March 31, 2025	$774
Acquisitions	-
Impairment losses	-
Balance as of March 31, 2026	$774

As a result of the change in terms of the agreement with our largest OEM, the Company determined that an impairment of $3.9 million should be recorded as a result of the decrease in forecasted revenues. No impairment was recorded for the year ended March 31, 2026.

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of  March 31, 2026 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,665	481
Customer relationships	6,570	6,570	-
Content creator relationships	3,228	3,045	183
Domain names	123	75	48
Brand and trade names	1,071	641	430
Customer list	2,673	2,673	-
Total	$36,092	$34,950	$1,142

The Company’s finite-lived intangible assets were as follows as of March 31, 2025 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,593	553
Customer relationships	6,570	6,570	-
Content creator relationships	3,228	2,574	654
Domain names	123	66	57
Brand and trade names	1,071	540	531
Customer list	2,673	2,673	-
Total	$36,092	$34,297	$1,795

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

The Company’s amortization expense on its finite-lived intangible assets was $0.7 million and $1.9 million for the years ended March 31, 2026 and 2025, respectively. The Company recorded an impairment charge of none and $3.3 million for the year ended March 31, 2026 and 2025, respectively.

The $2.2 million impairment recorded within our intellectual property (patents) for the year ended March 31, 2025 was the result of the impairment of certain assets within the Company's Slacker reporting unit as a result of the change in terms with our largest OEM. In addition, the Company recorded an impairment of $0.9 million within our customer relationships intangibles within our Media reporting unit attributed to the decrease in expected future revenues.

The Company recorded an impairment charge of none and $0.2 million and none within content creator relationships for the year ended  March 31, 2026 and 2025, respectively. The impairment for the year ended  March 31, 2025 was the result of the winding down of a podcast show acquired by PodcastOne.

Finder's Agreement

In September 2023, PodcastOne entered into a finder's fee arrangement pursuant to which it agreed to issue shares of PodcastOne common stock at a price of $8.00 per share (subject to adjustment in certain limited circumstances) as a finder’s fee to a certain third party podcast platform in the event certain former and/or current podcasts creators of such platform entered into new podcasting agreements with PodcastOne, with the amount of the fee to be based on the amount of revenues actually derived by PodcastOne from such podcasts during a predetermined period. Payments made to such third party attributed to PodcastOne entering into new podcast contracts were capitalized to content creator relationship intangibles. As of March 31, 2026 and 2025 the Company has capitalized none and $3.1 million, respectively, of payments made to such third party. $2.6 million of the $3.1 million capitalized of payments made to such third party was paid with PodcastOne common stock at an agreed upon price of $8.00 per share. During the year ended March 31, 2025, the Company made an adjustment of $0.5 million to accrued common stock and content creator relationships to account for the settlement of the finder's fee agreement attributed to multiple third party platforms.

The Company estimated future amortization expense on its finite-lived intangible assets as of March 31, 2026 to be as follows (in thousands):

For Years Ended March 31,

2027	$366
2028	182
2029	182
2030	182
2031	182
Thereafter	48
$1,142

Note 6 — Intangible Digital Assets

On August 28, 2025, the Company adopted Bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds Bitcoin for long term investment purposes. The Company accounts for its Bitcoin as in indefinite-lived intangible asset in accordance with ASC 350, Intangibles-Goodill and Other and has ownership over its Bitcoin, which are included in intangible digital assets in the Consolidated Balance Sheets. Without the Debentures holders consent, the Company is not permitted to purchase more than $9,500,000 of cryptocurrency assets. As of March 31, 2026, there were no contractual restrictions on the Company sale of its Bitcoin.

Bitcoin Purchases

The Company's Bitcoin purchased for investment purpose are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasured its Bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through other (expense) income, net on the Company's Consolidated Statements of Operations. As of March 31, 2026, the Company held approximately 43.15 Bitcoins with a cost basis of $5.0 million and a fair value of $2.9 million.

The Company began cryptocurrency activities during the three months ended September 30, 2025. The Company purchased  $5.0 million of cryptocurrency during the year ended March 31, 2026 and recognized a loss of $2.1 million associated with the change in fair value during the year ended March 31, 2026. The Company did not sell any of its cryptocurrency during the year ended March 31, 2026.

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2026 and 2025 were as follows (in thousands):

	March 31,	March 31,
	2026	2025
Accounts payable	$15,735	$15,269
Accrued liabilities	11,885	9,911
Lease liabilities, current	99	-
Total	$27,719	$25,180

Note 8 — Notes Payable

The Company’s notes payable at March 31, 2026 and 2025 were as follows (in thousands):

	March 31,	March 31,
	2026	2025
SBA loan	$149	$150
Capchase loan	-	623
Total	149	773
Less: Current portion of Notes payable	-	(623)
Notes payable - long term	$149	$150

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

Loan and Security Agreement

In August 2023, the Company entered into a Loan and Security Agreement with Capchase Inc. (“Capchase”) pursuant to which the Company borrowed $1.7 million to further develop and acquire certain podcasts acquired by PodcastOne and for general working capital. The debt is subordinated to the ABL Credit Facility (as defined below) and bears an interest rate of 9%, which is included in the monthly amortization payments of approximately $73,100, with the final amortization payment due on February 4, 2026. The Company repaid the Capchase loan in full during the year ended March 31, 2026. The Company recorded interest expense of $0.2 million and $0.2 million of interest expense associated with the Capchase loan for the years ended March 31, 2026 and 2025, respectively.

Maturities of notes payables as of March 31, 2026 were as follows (in thousands):

For Years Ending March 31,
2027	$4
2028	4
2029	4
2030	4
2031	4
Thereafter	129
Total	$149

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

Warrants

The PC1 Warrants were classified as liabilities as they represent an obligation to deliver a variable number of shares of common stock in the future and are therefore required to be initially and subsequently measured at fair value each reporting period. The Company recorded a warrant liability in the amount of $1.7 million (and reduced the proceeds allocated to the PC1 Notes accordingly). The fair value of the PC1 Warrant liability is remeasured each reporting period using a Black Scholes model, and the change in fair value is recorded as an adjustment to the PC1 Warrant liability with the unrealized gains or losses reflected in other income (expense). On September 8, 2023, as a result of the Direct Listing and PodcastOne's shares of common stock becoming publicly traded, the warrant liability was reclassified to equity as the number and the exercise price of the warrants was settled at 311,4,00 warrants with an exercise price of $30.00 per warrant per the warrant agreement.

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

In July 2022, the Company extended the maturity date of its revolving credit facility to June 2024 and its variable interest rate was increased to 2.5%. The Revolving Credit Facility bears interest at a variable rate equal to the Wall Street Journal Prime Rate, plus 2.5%. The interest rate for the period ended March 31, 2026 was 10.00%.

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

The principal balance under the ABL Credit Facility as of March 31, 2026 and 2025 was none and $3.0 million  respectively. The Company recorded interest expense of $0.3 million and $0.7 million for the year ended March 31, 2026 and 2025, respectively.

In connection with the issuance of the Debentures (as defined below), on May 19, 2025, the Company paid off all obligations owing under, and terminated, the Business Loan Agreement governing the ABL Credit Facility and all related loan agreements.

Note 11 — Convertible Note

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

The resulting discount from the original issuance discount and underwriting fees, of $1.6 million and is being amortized using the effective interest method. Interest expense resulting from the amortization of the discount for the year ended March 31, 2026 was $0.4 million.

Interest expense with respect to the Initial Debentures for the year ended March 31, 2026 was $1.8 million. The Initial Debentures include a covenant relating to the requirement to maintain a certain amount cash in the amount of $7.5 million.

As of March 31, 2026, the Company was in compliance with its debt covenants associated with the Initial Debentures.

Note 12 — Related Party Transactions

As of  March 31, 2022, the Company had unsecured 8.5% Senior Secured Convertible Notes previously issued to Trinad Capital (as defined below). In February 2023, the Trinad Notes along with accrued interest thereunder were converted into 6,177 shares of Series A Preferred Stock, with a stated value of $1,000 per share of Series A Preferred Stock and convertible at $21.00 per share, and Trinad Capital also received 200,000 shares of the Company's common stock. On April 1, 2024, Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 161,671 shares of the Company’s common stock and received 53,540 three-year warrants to purchase the Company’s common stock exercisable at a price of $21.00 per share. For the fiscal years ended March 31, 2026 and 2025, the Company issued  205.19 and 802.20 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock. As of March 31, 2026, Trinad Capital owned 2,253.99 shares of Series A Preferred Stock.

On September 8, 2023, PodcastOne completed its Direct Listing on the Nasdaq Capital Market which resulted in the Company owning 15,672,186 shares of common stock of PodcastOne along with 1,100,000 warrants to purchase shares of PodcastOne's common stock with an exercise price of $3.00 per share, which remain outstanding as of March 31, 2026. Also, on this date, PodcastOne issued 147,044 shares of PodcastOne common stock to the Company's CEO as a result of his ownership of the Company's preferred stock.

During the years ended March 31, 2026 and 2025, the Company issue or reserved 2,562 and 12,343 shares of common stock with a value of $0.1 million and $0.1 million to relatives of the CEO for services performed, respectively.

During the year ended March 31, 2026 and 2025, the Company received 906,189 and 1,315,880 shares of PodcastOne common stock with a fair value of $1.7 million and $2.5 million, respectively, in exchange for services provided by the Company to PodcastOne and for amounts owed under a cost sharing agreement between PodcastOne and the Company.

Note 13 — Leases

On  December 22, 2020, the Company acquired CPS which included the assumption of an operating lease for a 55,120 square foot light manufacturing facility located in Addison Illinois, which expired   June 30, 2024. During the year ended March 31, 2025, CPS entered into a three year lease for office space in Palatine, Illinois.

The Company leases office locations with lease terms that are less than 12 months or are on month to month terms. Rent expense is recognized over the term of the lease on a straight-line basis. Rent expense for these leases totaled $0.5 million and $0.5 million for the year ended March 31, 2026 and 2025, respectively. Operating leases with lease terms of greater than 12 months are capitalized in Operating lease right-of-use assets and Operating lease liabilities in the consolidated balance sheet. Rent expense for these operating leases totaled $0.4 million and $0.4 million the years ended March 31, 2026 and 2025, respectively, which is included in general and administrative expenses in the consolidated statement of operations.

Operating lease costs for the years ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Year Ended March 31,
	2026	2025
Fixed rent cost	$414	$456
Short term lease cost	48	88
Total operating lease cost	$462	$544

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31,	March 31,
Operating leases	2026	2025
Operating lease right-of-use assets	$229	$97

Operating lease liability, current	$99	$-
Operating lease liability, noncurrent	134	99
Total operating lease liabilities	$233	$99

The operating lease right-of-use assets are included in other assets in the March 31, 2026 and 2025 consolidated balance sheets, and operating lease liabilities are included in accounts payable and accrued liabilities and lease liabilities non-current in the March 31, 2026 and 2025 consolidated balance sheets.

Future maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

For Years Ending March 31,
2027	$108
2028	108
2029	67
Total lease payments	283
Less: imputed interest	(50)
Present value of operating lease liabilities	$233

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

PodcastOne arrangement

PodcastOne leases its Los Angeles premises located at 345 North Maple Drive, Suite 295, Beverly Hills, CA 90210 consisting of approximately 1,398 square feet of office and podcast studio space under a lease agreement expiring in November 2027. Rent expense for the operating lease totaled $0.1 million and $0.1 million for the year ended March 31, 2026 and March 31, 2025, respectively.

Note 14 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31,	March 31,
	2026	2025
Accrued royalties	$7,284	$7,392
Accrued legal	-	1,606
Accrued sales tax and interest	4,067	2,375
Other	-	863
Total other long-term liabilities	$11,351	$12,236

The Company classified $7.3 million and $7.4 million of accrued royalties into long term based on contractual arrangements with the royalty holders for the year ended March 31, 2026 and 2025, respectively. In addition, the Company accrued none and $1.6 million into long term liabilities as a result of the Sound Exchange settlement as of March 31, 2026 and 2025, respectively.

Note 15 — Commitments and Contingencies

Contractual Obligations

As of March 31, 2026, the Company is obligated under agreements with Content Providers and other contractual obligations to make guaranteed payments as follows: $0.5 million, $0.4 million, $0.4 million and $0.4 million for the fiscal year ending March 31, 2027, 2028, 2029 and thereafter, respectively.

On a quarterly basis, the Company records the greater of the cumulative actual content acquisition costs incurred or the cumulative minimum guarantee based on forecasted usage for the minimum guarantee period. The minimum guarantee period of time is the period that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasted usage, considers factors such as listening hours, revenue, paid users, and other terms of each agreement that impact the Company’s expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of March 31, 2026, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

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

On  January 15, 2025, PodcastOne entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across PodcastOne’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay PodcastOne a minimum guarantee of $15.0 million over the term of the Agreement based on PodcastOne achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if PodcastOne achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between PodcastOne and ART19 based on gross sales revenue achieved by PodcastOne under the Agreement. During the year ended March 31, 2026 and 2025, the Company recognized $2.4 million and $5.6 million in revenue associated with the minimum guarantee, respectively.

Employment Arrangements

As of March 31, 2026, the Company has an employment agreement and employment arrangement with two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.3 million on an annual basis. Furthermore, such employment agreement and employment arrangement contains a severance clause that could require severance payments in the aggregate amount of $0.3 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officer).

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

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  March 31, 2026, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

Legal Proceedings

During each of the years ended March 31, 2026 and 2025, the Company recorded legal settlement expenses relating to potential claims arising in connection with litigation brought against the Company by certain third parties that were not material and were included in general and administrative expenses in the accompanying consolidated statements of operations.

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

In April 2021, Schuyler Hoversten, a former employee of the Company, filed a complaint in the Superior Court of the State of California, County of Los Angeles (Central) against each of the Company and Mr. Ellin. The plaintiff alleged claims for breach of oral contract, breach of implied covenant of good faith and fair dealing, breach of implied contract, intentional misrepresentation, negligent misrepresentation, promissory estoppel and nonpayment of wages. Plaintiff was seeking monetary damages and punitive and exemplary damages in an amount to be proven at trial and or constitutionally permissible, as well as interest and reasonable attorneys’ fees. On October 8, 2025, after a conclusion of the jury trial in this matter, the court issued an order based on the jury’s verdict awarding the plaintiff a total of approximately $1.3 million as monetary damages, including approximately $0.5 million of prejudgment interest. The Company is challenging the award of all or some of the pre-judgement interest, and has also appealed the verdict in this matter and believes that it has strong grounds to prevail in this matter on appeal and/or seek a settlement of this matter for a reduced amount of damages.

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

Note 16 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company provided a contribution of $0.2 million and $0.2 million, to its employees for the years ended March 31, 2026 and 2025, respectively.

Note 17 — Stockholders’ Equity

Authorized Common Stock and Authority to Issue Preferred Stock

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

Reverse Stock Split

Effective September 26, 2025, the Company effected the “Reverse Stock Split. As a result of the Reverse Stock Split, every 10 shares of the Company's issued and outstanding pre- Reverse Stock Split shares of common stock, were combined into one share of Common Stock. Stockholders who otherwise were entitled to receive fractional shares of common stock received cash (without interest) in lieu of any fractional shares. In connection with the Reverse Stock Split, there was no change in the par value per share of common stock of $0.001. As a result of the Reverse Stock Split, equitable adjustments corresponding to the Reverse Stock Split ratio were made to the Company’s outstanding warrants and its other convertible instruments and upon the exercise or vesting of all stock options such that every 10 shares of common stock that may be issued upon the exercise of the Company's warrants and stock options and conversion of its other convertible instruments held immediately prior to the Reverse Stock Split represent one share of common stock that may be issued upon exercise of such warrants and stock options and conversion of the other convertible instruments immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of common stock attributable to the Company's warrants and stock options and the conversion price of its other convertible instruments immediately prior to the Reverse Stock Split was proportionately increased by a multiple of 10 following the Reverse Stock Split.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in this Annual Report, including these financial statements, have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Stock Repurchase Program

The Company's board of directors has authorized the repurchase up to approximately $12 million worth of shares of the Company's outstanding common stock and/or shares of outstanding PodcastOne common stock from time to time, subject to any applicable approvals and consents. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased 93,807 and 55,824 shares of its common stock under the stock repurchase program for the year ended March 31, 2026 and 2025, respectively, for a total of $0.6 million and $1.0 million, respectively. As of March 31, 2026, the Company has up to $5.5 million remaining under the stock repurchase program to repurchase shares of its and/or PodcastOne’s outstanding common stock under the stock repurchase program.

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

Pursuant to the Exchange Agreements, the Company agreed that at any time that any of the shares of Series A Preferred Stock issued to the Harvest Funds are outstanding, (i) to directly or through its 100% owned subsidiaries (as applicable), to own on a fully diluted basis at least 66% of the total equity and voting rights of any and all classes of securities of each of PodcastOne, Slacker, PPV One, Inc., and LiveXLive Events, LLC subsidiaries of the Company, (ii) not to issue shares of its common stock or convertible equity securities at a price less than $21.00 per share (subject to certain exceptions), provided, that such consent shall not be required in connection with any merger, acquisition or other business combinations of the Company and/or any of its subsidiaries with any unaffiliated third party, (iii) not to raise more than an aggregate of $20,000,000 of capital in one or more offerings, including without limitation, one or more equity or debt offerings or a combination thereof, on an accumulated basis commencing after February 3, 2023 (the “Qualified Offering”); provided, that such consent shall not be required for any equity financing of the Company at a price of $2.25 per share or above, and (iv) if after February 3, 2023 the Company distributes any of its assets or any shares of its common stock or Common Stock Equivalents (as defined in the Exchange agreements) of any of its subsidiaries pro rata to the record holders of any class of shares of its common stock, the Company shall distribute to the Holders its pro rata portion of any such distribution (calculated on an as-converted basis with respect to the then outstanding Series A Preferred Stock) concurrently with the distribution to the then record holders of any class of its common stock (including an applicable distribution of shares of PodcastOne’s common stock to the Harvest Funds in connection with the Spin-Out (as defined below) and special dividend of PodcastOne’s common stock to the Company’s stockholders of record), in each case without the Majority Holders’ prior written consent. Any breach of the aforementioned covenants shall constitute a material breach, which if uncured, shall result in the issuance of an aggregate of 5,647 shares of the Company’s restricted common stock (the “Default Shares”) to the Holders for each five trading days (or pro rata thereof) after the date of the breach; provided, that if such breach is cured within the applicable cure period, no Default Shares shall be issued.

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

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value. During the year ended March 31, 2026 and 2025, the Company issued 1,186 and 1,583 shares of its Series A Preferred Stock as a dividend in accordance with terms of the Certificate of Designation. As of  March 31, 2026, there were 8,438 shares of Series A Preferred Stock issued and outstanding, and 401,813 shares of the Company’s common stock were underlying such shares of Series A Preferred Stock as of such date based on its conversion price.

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

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the year ended March 31, 2026 and 2025, the Company incurred $0.1 million and $0.1 million, respectively, in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued.

2016 Equity Incentive Plan

The Company’s board of directors and stockholders approved the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) which reserved a total of 1,260,000 shares of the Company’s common stock for issuance. On September 17, 2020, the Company's stockholders approved the amendment to the 2016 Plan to increase the number of shares available for issuance under the plan by 500,000 shares increasing the total up to 1,760,000 shares which the Company formally increased on June 30, 2021. Incentive awards authorized under the 2016 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to the Company in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan. the 2016 Plan expires in August 2026.

The Company recognized share-based compensation expense of $11.2 million and $7.6 million during the years ended March 31, 2026 and 2025, respectively. As of  March 31, 2026, unrecognized compensation cost for unvested awards was $0.41million, which is expected to be recognized over a weighted-average service period of 1.09 years. The total tax benefit recognized related to share-based compensation expense was none for the years ended March 31, 2026 and 2025.

The maximum contractual term for awards is 10 years. As of March 31, 2026, there were 232,350 shares of the Company's common stock available for future issuance under the 2016 Plan.

PodcastOne 2022 Equity Plan

On December 15, 2022, PodcastOne’s board of directors and the Company as the sole stockholder, through its wholly owned subsidiary, LiveXLive PodcastOne, Inc., approved PodcastOne’s 2022 Equity Incentive Plan (the “2022 Plan”) which reserved a total of 2,000,000 shares of PodcastOne’s common stock for issuance. On April 8, 2026, PodcastOne amended the 2022 Plan to increase the number of shares of its common stock available for issuance under the 2022 Plan by 2,000,000 shares (the “EIP Increase”), which EIP Increase was previously approved by PodcastOne’s board of directors. The EIP Increase is subject to approval of PodcastOne’s stockholders, which PodcastOne anticipates obtaining at its 2026 annual meeting of stockholders. Incentive awards authorized under the 2022 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights. If an incentive award granted under the 2022 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to PodcastOne in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2022 Plan.

Number of
Shares
Vested	591,560
Granted	485,967
Vested	(795,927)
Forfeited or expired	(49,250)
Vested	232,350
Granted	1,381,883
Vested	(595,783)
Forfeited or expired	(75,000)
Nonvested as of March 31, 2026	943,450

As of March 31, 2026, PodcastOne has granted incentive awards underlying 943,450 shares of PodcastOne's common stock under the 2022 Plan with a fair value of $2.10 per share. 1,799,460 of the awards had vested or have been forfeited as of March 31, 2026. As of March 31, 2026, PodcastOne recognized $6.0 million of stock compensation for vested restricted stock units. Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $0.9 million, which is expected to be recognized over a weighted-average service period of 1.23 years.

Non-Controlling Interest

On September 8, 2023, the Company completed its spin out of PodcastOne from the Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out"), as a result of which 4.3 million shares of PodcastOne common stock were issued to holders outside of the Company resulting in a non-controlling interest in PodcastOne of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result, the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $ $1.5 million. In the Spin-Out, PodcastOne issued an additional 3.2 million shares to non-LVO holders primarily from the conversion of the PC1 Bridge Loan which resulted in a non-controlling interest of 26.50%, resulting in an increase of $2.5 million to non-controlling interest within the accompanying consolidated statement of stockholders' deficit and mezzanine equity during the year ended  March 31, 2024. In addition, as a result of the completion of the Spin-Out and the PodcastOne's shares of common stock being publicly traded, the variability in the terms of the warrants issued as part of the PC1 Bridge Loan was resolved so that the warrants issued to purchase PodcastOne's common stock were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million during the year ended  March 31, 2024. The Company had a non-controlling interest of 29.18% as of March 31, 2025.

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

As of March 31, 2026, unrecognized compensation costs for unvested awards to employees was none.

The following table summarizes the activity of our options issued under the 2016 Equity Plan to employees during the years ended March 31, 2026 and 2025

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of April 1, 2024	226,667	$37.30
Granted	-	-
Exercised	-	-
Forfeited or expired	(6,500)	38.80
Outstanding as of March 31, 2025	220,167	37.20
Granted	-	-
Exercised	-	-
Forfeited or expired	(12,500)	31.41
Outstanding as of March 31, 2026	207,667	$37.52
Exercisable as of March 31, 2026	207,667	$37.52

The weighted-average remaining contractual term for options to employees outstanding and options to employees exercisable as of March 31, 2026 was 2.01 years and 2.01 years, respectively. The intrinsic value of options to employees outstanding and options to employees exercisable was none and none, respectively, at March 31, 2026. The intrinsic value of options exercised was none and none, respectively, at March 31, 2026 and 2025.

The fair value of stock options that were exercised during the year ended March 31, 2026 and 2025 was immaterial. The fair value of stock options that were forfeited during the year ended March 31, 2026 and 2025 was $0.4 million and $0.3 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2026 was $7.8 million and $7.8 million, respectively. The fair value of stock options outstanding and exercisable at March 31, 2025 was $8.2 million and $8.2 million, respectively.

Options Grants to Non-Employees

As of March 31, 2026, there were no unrecognized compensation costs for unvested awards to non-employees. There were no option grants to non-employees for the last two fiscal years.

The following table summarizes the activity of our options issued to non-employees under the 2016 Equity Plan during the years ended March 31, 2026 and 2025:

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of April 1, 2024	2,500	$40.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2025	2,500	40.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of March 31, 2026	2,500	$40.00
Exercisable as of March 31, 2026	2,500	$40.00

The weighted average remaining contractual term for options to non-employees outstanding as of March 31, 2026 was 1.9 years. The intrinsic value of options to non-employees outstanding and options to non-employees exercisable was none at March 31, 2026.

Restricted Stock Units Grants

As of March 31, 2026, unrecognized compensation costs for unvested awards to employees was $0.1 million, which is expected to be recognized over a weighted-average service period of 0.97 years.

The following table provides information about our restricted stock units grants made to employees during the last two fiscal years:

	Year Ended March 31,
	2026	2025
Number of units granted	182,656	120,639
Weighted-average grant date fair value per share	$5.50	$13.70

The following table summarizes the activity of our restricted stock units under the 2016 Equity Plan issued to employees during the years ended March 31, 2026 and 2025:

Number of Shares
Outstanding as of April 1, 2024	184,516
Granted	120,639
Vested	(233,294)
Cancelled	(22,264)
Outstanding as of March 31, 2025	49,597
Granted	182,656
Vested	(177,780)
Cancelled	(15,895)
Outstanding as of March 31, 2026	38,578

The fair value of restricted stock units that vested during the year ended March 31, 2026 and 2025 was $1.1 million and $2.3 million, respectively. The fair value of restricted stock units that were forfeited during the year ended March 31, 2026 and 2025 was $0.2 million and $0.3 million, respectively.

Issuance of Common Stock to PodcastOne Service Providers

During the years ended March 31, 2026 and 2025 the Company awarded non-employees shares for services provided. The Company record the value of the expense based on the fair value of the common stock at issuance. The common stock issued to the non-employees vest immediately and may be repurchased by the Company. At time of issuance the Company records a liability attributed to the services provided. For the years ended March 31, 2026 and 2025, the Company incurred $7.5 million and $3.6 million in stock compensation expense. The Company settled $5.4 million of the non-employee shares in cash during the year ended March 31, 2026.

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

The components of pretax loss and income tax expense (benefit) are as follows (in thousands):

	Year Ended March 31,
	2026	2025
Loss before income taxes:
Domestic	$(21,223)	$(20,555)
Foreign	-	-
Total loss before income taxes	$(21,223)	$(20,555)
The provision for income taxes consisted of the following:
Current
U.S. Federal	$-	$-
State	29	95
Foreign	-	-
Total Current	29	95

Deferred:
U.S. Federal	(1)	(68)
State	2	(212)
Foreign	-	-
Total Deferred	1	(280)
Total provision (benefit) for income taxes	$30	$(185)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are as follows (in thousands):

	Year Ended March 31, 2026

Income taxes computed at Federal statutory rate	$(4,457)	21.00%
State and local income taxes, net of federal income tax effect (a)	336	(1.58)%
Valuation allowance	3,494	(16.46)%
Other	657	(2.82)%
Total provision for taxes	$30	0.14%
(a) State taxes in California make up the majority of the tax effect in this category

Year Ended
March 31, 2025

Income taxes computed at Federal statutory rate	$(4,316)
State tax — net of federal benefit	(778)
Nondeductible expenses	364
Change in tax rates	136
Change in valuation allowance	4,058
Stock compensation	374
Other	(23)
Total provision for income taxes	$(185)

At March 31, 2026, the Company had available federal and state net operating loss carryforwards to reduce future taxable income of approximately $168.9 million and $98.8 million, respectively. The federal and state net operating loss carryforwards begin to expire on various dates beginning in 2028. Of the $168.9 million of federal net operating loss carryforwards, $51.7 million was generated in tax years beginning before March 31, 2018 and is subject to the 20-year carryforward period (“pre-Tax Act losses”), the remaining $117.2 million (“post-Tax Act losses”) can be carried forward indefinitely but is subject to the 80% taxable income limitation.

During the fiscal year ended March 31, 2024, LiveOne completed the Spin-Out. As a result of the Spin-Out, PodcastOne ceased to be a member of the LiveOne's federal consolidated tax group and now files a separate federal income tax return.

Of the $168.9 million of federal net operating losses as of March 31, 2026, $14.1 million is attributable to Podcast One and may only be used to offset future taxable income of Podcast One on its separate federal tax return.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2026 and 2025, the Company has not accrued interest or penalties related to uncertain tax positions.

Significant components of the Company’s deferred income tax assets and (liabilities) are as follows as of (in thousands):

	Year Ended March 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$42,160	$37,055
Research and development	1,105	1,519
Accruals and reserves	3,073	2,551
Stock compensation	3,246	3,448
163 (j) interest expense carryforwards	775	795
Charitable contribution carryforward	5	-
Unrealized losses	533	-
Other	9	13
Gross deferred tax assets	50,906	45,381

Deferred tax liabilities:
Right of use asset	(59)	(26)
Property and equipment	(735)	68
Intangible assets	450	359
Net deferred tax assets	50,562	45,782
Valuation allowance	(50,623)	(45,842)
Net deferred tax liability	$(61)	$(60)

As the ultimate realization of the potential benefits of a portion of the Company’s deferred tax assets is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance against deferred tax assets is $50.6 million and $45.8 million for the years ended March 31, 2026 and 2025, respectively. The valuation allowance increased by $4.8 million for the year ended March 31, 2026.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes significant tax law changes and modifications, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, including allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.

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

Customers

The Company had one external customer that accounts for more than 10% of its revenue and accounts receivable during the year ended March 31, 2025. Such original equipment manufacturer (the “OEM”) provides premium Slacker service in its new vehicles. Total revenues from the OEM were $5.6 million and $51.6 million for the years ended March 31, 2026 and 2025, respectively. Total receivables from the OEM were less than 10% and 10% of total accounts receivable as of March 31, 2026 and 2025, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $0.1 million resides in PodcastOne, $3.3 million in Slacker and $0.1 million is attributed to our Media Group.

The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following table presents the results of operations for the Company's reportable segments for the years ended March 31, 2026 and 2025:

	Year Ended
	March 31, 2026
	PodcastOne	Slacker	Media	Corporate expenses	Total

Revenue	$61,671	$11,830	$3,643	$-	$77,144
Net loss	$(2,644)	$(3,063)	$(3,787)	$(11,759)	$(21,253)

	Year Ended
	March 31, 2025
	PodcastOne	Slacker	Media	Corporate expenses	Total

Revenue	$52,119	$56,787	$5,499	$-	$114,405
Net income (loss)	$(6,458)	$3,570	$(8,166)	$(9,316)	$(20,370)

Note 20 — Subsequent Events

On April 8, 2026, PodcastOne amended its 2022 Plan to increase the number of shares of its common stock available for issuance under the 2022 Plan by 2,000,000 shares, which increase was previously approved by PodcastOne’s board of directors. Such increase is subject to approval of PodcastOne’s stockholders, which PodcastOne anticipates obtaining at its 2026 annual meeting of stockholders.

As of the date of this Annual Report, holders of 1,317,331 PC1 Warrants (other than the Company) exercised their warrants for cash at an exercise price of $3.00 per share resulting in proceeds to PodcastOne of approximately $3.95 million. We also exercised all of our 1.1 million PC1 Warrants.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 as described in Management’s Annual Report on Internal Control Over Financial Reporting below.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2026. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of our Annual Report on Form 10-K for the fiscal years ended March 31, 2026, management identified the following material weaknesses in internal control over financial reporting:

●

Management identified a material weakness in internal control over financial reporting relating to not maintaining appropriately designed entity-level controls impacting the control environment, risk assessment procedures and monitoring activities to prevent or detect material misstatements to the consolidated financial statements. The deficiencies were attributed to: (i) inadequate oversight and accountability over the performance of controls, (ii) ineffective identification and assessment of risks impacting internal control over financial reporting, and (iii) ineffective evaluation and determination as to whether the components of internal control were present and functioning.

Related to the findings above, management concluded that during the year ended March 31, 2026, the Company did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. This material weakness has not been remediated as of March 31, 2026.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In order to remediate the material weaknesses, management took and is continuing to take remediation actions including:

i.	continued engagement since March 2026 with an outside firm to assist the Company with its remediation actions;

ii.

development of a more robust plan and risk assessment process around the proper design, testing and assessment of operating effectiveness of internal controls over financial reporting which has been an ongoing process since March 2026;

iii.

hiring and training staff on proper accounting for documentation and compliance with internal controls. Management is in the process of hiring additional staff to oversee the implementation and testing of these remediation actions; and

iv.	implementation of enhanced procedures for the evaluation and review of non-routine revenue transactions.

To further remediate the existing material weakness identified herein, the management team, including the Chief Executive Officer and Interim Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended March 31, 2026, we continued the processes of evaluating the design and operating effectiveness of controls in place around new transaction cycles and will implement any remediations if necessary. Other than this, there have been no changes in our internal control over financial reporting, during the fourth quarter of the fiscal year ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three-month period ended  March 31, 2026, no officer or director of our Company adopted any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders (our “2026 Proxy Statement”) to be filed with the SEC within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

The consolidated financial statements of LiveOne, Inc included in this Annual Report include:

●	Consolidated Balance Sheets as of March 31, 2026 and 2025

●	Consolidated Statements of Operations for the years ended March 31, 2026 and 2025

●	Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the years ended March 31, 2026 and 2025

●	Consolidated Statements of Cash Flows for the years ended March 31, 2026 and 2025

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
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

10.10†	Employment Offer Letter, dated as of August 29, 2023, between LiveXLive, Corp. and Ryan Carhart (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed with the SEC on July 15, 2025).
10.11†	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).

10.12	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.13	Exchange Agreement, dated as of February 3, 2023, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.14	Exchange Agreement, dated as of February 3, 2023, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.14

Loan and Security Agreement, dated as of August 2, 2023, between the Company and Capchase Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023).

10.15	Securities Purchase Agreement, dated as of May 19, 2025, between the Company and the Purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
10.16	Subsidiary Guarantee, dated as of May 19, 2025, made by the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
10.17	Security Agreement, dated as of May 19, 2025, among the Company, the Guarantors, Purchasers and JGB Collateral, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
10.18	Letter Agreement, dated as of July 15, 2025, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
10.19	Letter Agreement, dated as of July 15, 2025, between the Company and Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
10.20	Letter Agreement, dated as of July 15, 2025, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
10.21*	Shares Issuance Agreement, dated as of March 3, 2026, by and between the Company and Music and Entertainment Rights Licensing Independent Network Limited.
10.22	Shares Issuance Agreement, dated as of April 17, 2026, by and between the Company and Broadcast Music, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2026).
10.23†	Consulting Agreement, dated as of April 27, 2026, between LiveXLive, Corp. and Craig Christensen (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2026).
10.24†	Notice of Grant and Restricted Stock Agreement, dated as of April 27, 2026, between the Company and Craig Christensen. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2026).
19.1	Insider Trading Policy. (Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K, filed with the SEC on July 15, 2025).
21.1*	List of subsidiaries of the Company.
23.1*	Consent of Macias Gini & O’Connell LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page of this report).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	LiveOne Compensation Recovery Policy. (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on July 15, 2025).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

We have elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVEONE, INC.

Date: June 29, 2026	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and Robert S. Ellin and Craig Christensen, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Ellin	Chief Executive Officer, Chairman and	June 29, 2026
Robert S. Ellin	Director

/s/ Craig Christensen	Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)	June 29, 2026
Craig Christensen

/s/ Jay Krigsman	Director	June 29, 2026
Jay Krigsman

/s/ Ramin Arani	Director	June 29, 2026
Ramin Arani

/s/ Patrick Wachsberger	Director	June 29, 2026
Patrick Wachsberger

/s/ Kenneth Solomon	Director	June 29, 2026
Kenneth Solomon

/s/ Bridget Baker	Director	June 29, 2026
Bridget Baker

/s/ Kristopher Wright	Director	June 29, 2026
Kristopher Wright