Form 10-Q
period 2026-06-30
LiveOne, Inc.
filed 2026-08-14
CIK 1491419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-38249

LIVEONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0657263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 S. Beverly Dr., Suite #1450 Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2026, there were 13,711,789 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

LiveOne, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share amounts)

	June 30,	March 31,
	2026	2026
		(Audited)
Assets
Current Assets
Cash and cash equivalents	$8,626	$5,353
Restricted cash	30	30
Accounts receivable, net	8,831	8,437
Inventories	728	685
Prepaid expense and other current assets	3,553	2,273
Total Current Assets	21,768	16,778
Property and equipment, net	3,238	3,297
Goodwill	21,712	21,712
Intangible assets, net	1,808	1,916
Intangible digital assets	-	2,943
Other assets	204	229
Total Assets	$48,730	$46,875

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$28,513	$27,719
Accrued royalties	1,973	3,475
Convertible note, current portion	3,100	2,900
Deferred revenue	1,365	1,789
Total Current Liabilities	34,951	35,883
Notes payable, net	149	149
Lease liabilities, noncurrent	134	134
Convertible note, noncurrent	10,966	11,689
Other long-term liabilities	7,506	11,351
Deferred income taxes	61	61
Total Liabilities	53,767	59,267

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 8,695 and 8,438 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	8,695	8,438
Common stock, $0.001 par value; 500,000,000 shares authorized; 13,631,434 and 12,386,350 shares issued and outstanding as of June 30, 2026 and March 31, 2026, net of treasury shares, respectively*	13	12
Additional paid in capital*	268,582	259,122
Treasury stock*	(849)	(849)
Accumulated deficit	(290,119)	(287,270)
Total LiveOne Stockholders’ Deficit	(13,678)	(20,547)
Non-controlling interest	8,641	8,155
Total stockholders' deficit	(5,037)	(12,392)
Total Liabilities and Stockholders’ Deficit	$48,730	$46,875

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2026	2025

Revenue:	$19,350	$19,207

Operating expenses:
Cost of sales	15,411	16,825
Sales and marketing	923	1,261
Product development	974	934
General and administrative	5,539	4,076
Amortization of intangible assets	179	145
Total operating expenses	23,026	23,241
Loss from operations	(3,676)	(4,034)

Other income (expense):
Interest expense, net	(632)	(687)
Change in fair value of digital assets	(35)	-
Other income (expense)	1,253	857
Total other income (expense), net	586	170

Loss before provision for income taxes	(3,090)	(3,864)

Provision for income taxes	8	-
Net loss	(3,098)	(3,864)
Net loss attributable to non-controlling interest	(506)	(271)
Net loss attributed to LiveOne	$(2,592)	$(3,593)

Net loss per share – basic and diluted*	$(0.21)	$(0.42)
Weighted average common shares – basic and diluted*	13,276,341	9,674,190

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share amounts)

										Total
					Additional			Common Stock in		Stockholders’
	Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Equity
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Interest	Shares*	Amount	(Deficit)
Balance as of March 31, 2026	8,438	$8,438	12,386,350	$12	$259,122	$(287,270)	$8,155	(109,372)	$(849)	$(12,392)
Stock-based compensation	-	-	-	-	497	-	-	-	-	497
Dividends on Series A preferred stock	257	257	-	-	-	(257)	-	-	-	-
Common stock issued for services	-	-	1,245,084	1	6,003	-	-	-	-	6,004
Exercise of common stock warrants	-	-	-	-	3,952	-	-	-	-	3,952
Issuance of PodcastOne common stock	-	-	-	-	(992)	-	992	-	-	-
Net loss	-	-	-	-	-	(2,592)	(506)	-	-	(3,098)
Balance as of June 30, 2026	8,695	$8,695	13,631,434	$13	$268,582	$(290,119)	$8,641	(109,372)	$(849)	$(5,037)

					Additional			Common Stock in		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Non-controlling	Treasury		Stockholders’
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Interest	Shares*	Amount	Equity
Balance as of March 31, 2025	14,002	$14,002	9,688,016	$10	$233,582	$(265,119)	$9,363	(15,565)	$(250)	$(8,412)
Stock-based compensation	-	-	-	-	157	-	-	-	-	157
Shares issued pursuant to restricted stock units	-	-	3,576	-	-	-	-	-	-	-
Dividends on Series A preferred stock	426	426	-	-	-	(426)	-	-	-	-
Common stock issued for services	-	-	17,565	-	149	-	-	-	-	149
Issuance of PodcastOne common stock	-	-	-	-	460	-	(342)	-	-	118
Treasury stock purchases	-	-	-	-	-	-	-	(29,146)	(240)	(240)
Net loss	-	-	-	-	-	(3,593)	(271)	-	-	(3,864)
Balance as of June 30, 2025	14,428	$14,428	9,709,157	$10	$234,348	$(269,138)	$8,750	(44,711)	$(490)	(12,092)

* After giving effect to the Reverse Stock Split - See Note 16 - Stockholders' Deficit

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(3,098)	$(3,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,016	289
Stock-based compensation	6,376	1,456
Amortization of debt discount	127	59
Change in fair value of cryptocurrencies	35	-
Provision for credit loss	(78)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(317)	(22)
Prepaid expenses and other current assets	(1,280)	56
Inventories	(43)	43
Other assets	26	8
Deferred revenue	(423)	(587)
Accounts payable and accrued liabilities	918	26
Accrued royalties	(5,180)	(231)
Other liabilities	(168)	(275)
Net cash used in operating activities	(2,089)	(3,047)

Cash Flows from Investing Activities:

Purchases of property and equipment	(848)	(1,020)
Sales of intangibles - cryptocurrencies, net	2,908	-
Net cash provided by (used in) investing activities	2,060	(1,020)

Cash Flows from Financing Activities:
Payment on Capchase loan	-	(170)
Proceeds from conversion of common stock warrants	3,952	-
Repayment on line of credit	-	(2,950)
Payment on Convertible Debt	(650)	-
Proceeds from Convertible Debt, net of issuance cost	-	15,199
Purchase of treasury stock	-	(240)
Net cash provided by financing activities	3,302	11,839

Net change in cash, cash equivalents and restricted cash	3,273	7,772
Cash, cash equivalents and restricted cash, beginning of period	5,383	4,149
Cash, cash equivalents and restricted cash, end of period	$8,656	$11,921

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$612	$385

Supplemental disclosure of non-cash investing and financing activities:
Fair value of shares received of PodcastOne common stock to settle payables owed	$992	$460

The accompanying notes are an integral part of these condensed consolidated financial statements.

LiveOne, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2026 and 2025

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2026, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s interim unaudited condensed consolidated financial statements for the three months ended June 30, 2026. The results for the three months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year ending March 31, 2027 (“fiscal 2027”). The condensed consolidated balance sheet as of March 31, 2026 has been derived from the Company’s audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2026 (the “2026 Form 10-K”).

The interim unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2026 Form 10-K.

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

The Company’s principal sources of liquidity have historically been its debt and equity issuances and its cash and cash equivalents (which cash, cash equivalents and restricted cash amounted to $8.7 million as of June 30, 2026). As reflected in its interim unaudited condensed consolidated financial statements included elsewhere herein, the Company has a history of losses, incurred a net loss of $3.1 million for the three months ended June 30, 2026, and used cash of $2.1 million in operating activities for the three months ended June 30, 2026 and had a working capital deficiency of $13.2 million as of June 30, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that these financial statements are filed. The Company’s interim unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the consolidated financial statements included in the 2026 Form 10-K, other than those included below.

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

From time to time the Company enters into barter transactions involving advertising provided in exchange for goods and services. Revenue from barter transactions is recognized ratably over time based on the terms of the contract as delivery of impressions is performed on a consistent basis. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising spots promised or delivered to the customer. The Company estimates the fair value of the transaction price based on prices charged to similar customers and services provided for similar services. Services received are charged to expense in the same manner.  Barter revenue for the three months ended  June 30, 2026 and 2025 was $7.0 million and $7.0 million, respectively.

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

Merchandising Revenue

Revenue is recognized upon the transfer of control to the customer. The Company recognizes revenue and measures the transaction price net of taxes collected from customers and remitted to governmental authorities. Sales also include shipping and handling charges billed to customers, with the related freight costs included in cost of goods sold. Sales commissions are expensed as incurred and are recorded in sales and marketing expenses in the accompanying condensed consolidated statements of operations. The Company’s customer contracts do not have a significant financing component due to their short durations, which are typically effective for one year or less and have payment terms that are generally 30 to 60 days. Wholesale revenue is generally recognized when products are shipped, depending on the applicable contract terms. The Company records a refund liability for expected returns based on prior returns history, recent trends, and projections for returns on sales in the current period. The refund liability at each of  June 30, 2026 and 2025 was less than $0.1 million.

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

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities such as our preferred stock. Under the two-class method, basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing the basic and diluted net income (loss) attributable to common stockholders by the basic and diluted weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders adjusts basic net income per share for the potentially dilutive impact of stock options and restricted stock units ("RSU"s).

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

At June 30, 2026 and 2025, the Company had 207,667 and 219,791 options outstanding, respectively, 20,287 and 4,338 RSUs outstanding, respectively, that are excluded from the calculation of diluted earnings per share as their effect is anti-dilutive.

The following table shows the calculation of basic and diluted earnings per share for the periods Series A Preferred Stock was outstanding:

	Three Months Ended
In thousands, except per share amounts	June 30, 2026	June 30, 2025
Net loss attributed to LiveOne	$(2,592)	$(3,593)
Dividends on Series A Preferred Stock	(257)	(426)
Net loss attributed to LiveOne	$(2,849)	$(4,019)
Basic and diluted weighted average number of shares outstanding	13,276,341	9,674,190
Net loss per share – basic and diluted*	$(0.21)	$(0.42)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

The following table provides amounts included in cash, cash equivalents and restricted cash presented in the Company’s condensed consolidated statements of cash flows for the periods ended June 30, 2026 and March 31, 2026 (in thousands):

	June 30, 2026	March 31, 2026
Cash and cash equivalents	$8,626	$5,353
Restricted cash	30	30
Total cash and cash equivalents and restricted cash	$8,656	$5,383

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

Restricted Cash and Cash Equivalents

The Company maintains certain letters of credit agreements with its banking provider, which are secured by the Company’s cash for periods of less than one year. As of June 30, 2026 and March 31, 2026, the Company had restricted cash of $30,000 and $30,000, respectively.

Allowance for Credit Losses

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large and established nature of its largest customers and the nature of its membership receivables. At June 30, 2026, the Company had no customers that made up 10% of the total accounts receivable balance. At June 30, 2025, the Company had no customers that made up 10% or more of the total accounts receivable balance.

The Company’s accounts receivable at June 30, 2026 and March 31, 2026 is as follows (in thousands):

	June 30,	March 31,
	2026	2026
Accounts receivable, gross	$9,679	$9,208
Less: Allowance for credit losses	(848)	(771)
Accounts receivable, net	$8,831	$8,437

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

Note 3 — Revenue

The following table represents a disaggregation of revenue from contracts with customers for the three months ended  June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Revenue
Paid User Services	$2,617	$3,325
Advertising	16,026	15,093
Merchandising	707	789
Total Revenue	$19,350	$19,207

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

For the three months ended June 30, 2026 and 2025, one customer accounted for 36% and 36% of the Company’s consolidated revenues, respectively.

The following table summarizes the significant changes in the deferred revenue balances during the nine months ended June 30, 2026 (in thousands):

Deferred
Revenue
Balance as of March 31, 2026	$1,789
Revenue recognized that was included in the contract liability at beginning of period	(4,079)
Increase due to cash received, excluding amounts recognized as revenue during the period	3,655
Balance as of June 30, 2026	$1,365

Note 4 — Property and Equipment

The Company’s property and equipment at June 30, 2026 and  March 31, 2026 was as follows (in thousands):

	June 30,	March 31,
	2026	2026
Property and equipment, net
Computer, machinery, and software equipment	$2,652	$2,498
Furniture and fixtures	564	564
Leasehold improvements	597	597
Capitalized internally developed software	21,773	21,219
Total property and equipment	25,586	24,878
Less accumulated depreciation and amortization	(22,348)	(21,581)
Total property and equipment, net	$3,238	$3,297

Depreciation expense was $0.8 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

During the three months ended June 30, 2025, the Company wrote off $0.9 million of internally developed software and the corresponding accumulated depreciation as a result of no longer using the software in operations.

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of goodwill for the three months ended June 30, 2026 (in thousands):

Goodwill
Balance as of March 31, 2026	$21,712
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2026	$21,712

Indefinite-Lived Intangible Assets

The following table presents the changes in the carrying amount of indefinite-lived brand and trade names intangible assets that are only in the Company’s Slacker operating segment for the three months ended June 30, 2026 (in thousands):

Tradenames
Balance as of March 31, 2026	$774
Acquisitions	-
Impairment losses	-
Balance as of June 30, 2026	$774

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets were as follows as of June 30, 2026 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,647	499
Customer relationships	6,570	6,570	-
Content creator relationships	3,229	3,144	85
Domain names	123	77	46
Brand and trade names	1,071	667	404
Total	$33,420	$32,386	$1,034

The Company’s finite-lived intangible assets were as follows as of  March 31, 2026 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Software	$19,281	$19,281	$-
Intellectual property (patents)	3,146	2,665	481
Customer relationships	6,570	6,570	-
Content creator relationships	3,228	3,045	183
Domain names	123	75	48
Brand and trade names	1,071	641	430
Customer list	2,673	2,673	-
Total	$36,092	$34,950	$1,142

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

The Company’s amortization expense on its finite-lived intangible assets was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

The Company expects to record amortization of intangible assets for fiscal years ending March 31, 2027 and future fiscal years as follows (in thousands):

For Years Ending March 31,
2027 (remaining nine months)	$182
2028	182
2029	182
2030	182
2031	182
Thereafter	124
$1,034

Note 6 — Intangible Digital Assets

On August 28, 2025, the Company adopted Bitcoin as its primary treasury reserve asset. Under this new treasury strategy, the Company purchases and holds Bitcoin for long term investment purposes. The Company accounts for its Bitcoin as in indefinite-lived intangible asset in accordance with ASC 350, Intangibles-Goodill and Other and has ownership over its Bitcoin, which are included in intangible digital assets in the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026, there were no contractual restrictions on the Company sale of its Bitcoin. In June 2026, we determined to discontinue our digital asset treasury strategy, which we originally adopted July 2025. We no longer intend to pursue a digital asset treasury strategy or hold digital assets as a treasury reserve asset, and as of June 30, 2026, we have disposed of all of our digital asset holdings.

Bitcoin Investment

The Company's Bitcoin purchased for investment purpose were initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasure its Bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through other (expense) income, net on the Company's Condensed Consolidated Statements of Operations. As of June 30, 2026, the Company did not hold any Bitcoins or any other cryptocurrency.

The Company began cryptocurrency activities during the three months ended September 30, 2025. The Company sold all of its cryptocurrency during the three months ended June 30, 2026 for total proceeds of $2.9 million and recognized a loss of $35,000.

Note 7 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2026 and March 31, 2026 were as follows (in thousands):

	June 30,	March 31,
	2026	2026
Accounts payable	$14,908	$15,735
Accrued liabilities	13,531	11,885
Lease liabilities, current	74	99
	$28,513	$27,719

Accrued revenue share can be attributed to monies owed to content creators who provide their podcast or other media content for the Company to sell to consumers. The Company accrues a liability based on the percentage of revenue owed to each content creator at the time that revenue is recognized.

Note 8 — Notes Payable

Notes payable at June 30, 2026 and March 31, 2026 were as follows (in thousands):

	June 30,	March 31,
	2026	2026
SBA loan	$149	$149
	149	149
Less: Current portion of Notes payable	-	-
Notes payable	$149	$149

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

Maturities of notes payables as of June 30, 2026 were as follows (in thousands):

For Years Ending March 31,
2027 (remaining nine months)	$3
2028	4
2027	4
2028	4
2029	4
Thereafter	130
Total	$149

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

Debentures Amendment

On  August 5, 2025, the Company amended certain defined terms contained in the Initial Debentures, to provide that the Company and/or its subsidiaries shall be permitted to purchase Bitcoin, Solana or Ethereum (collectively, “Crypto”) up to an amount as agreed to by the parties from time to time in one or more transactions in accordance with the investment guidelines adopted by the Company from time to time and reasonably acceptable to the Purchasers (the “Guidelines”), and that the Company may retain one or more investment managers to engage in a Bitcoin yield strategy or other active management of any purchased Crypto in accordance with the Guidelines, in each case to further enable the Company to pursue its former digital asset treasury strategy. The terms of the Initial Debentures and other transactions documents entered into in connection therewith remain unchanged. Pursuant to the Security Agreement entered into by the parties in connection with the issuance of the Initial Debentures, the Purchasers have a security interest in any purchased Crypto.

The resulting discount from the original issuance discount and underwriting fees, of $1.6 million and is being amortized using the effective interest method. Interest expense resulting from the amortization of the discount for the three months ended June 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively.

Interest expense with respect to the Initial Debentures for the three months ended June 30, 2026 and 2025 was $0.6 million and $0.2 million, respectively. The Initial Debentures include a covenant relating to the requirement to maintain a certain amount cash in the amount of $7.5 million.

As of June 30, 2026, the Company was in compliance with its debt covenants associated with the Initial Debentures.

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

As a result of the issuance of the Initial Debentures, the Company paid off the balance of the ABL Credit Facility in full. Interest expense for the three months ended March 31, 2026 and 2025 was none and $0.2 million, respectively.

Note 11 — Related Party Transactions

As of March 31, 2022, the Company had unsecured 8.5% Senior Secured Convertible Notes previously issued to Trinad Capital (as defined below). In  February 2023, the Trinad Notes along with accrued interest thereunder were converted into 6,177 shares of Series A Preferred Stock, with a stated value of $1,000 per share of Series A Preferred Stock and convertible at $21.00 per share, and Trinad Capital also received 200,000 shares of the Company's common stock. On  April 1, 2024, Trinad Capital converted 3,395.09 shares of Series A Preferred Stock into 161,671 shares of the Company’s common stock and received 53,540 three-year warrants to purchase the Company’s common stock exercisable at a price of $21.00 per share. For the three months ended June 30, 2026 and 2025, the Company issued 256.93 and 209.66 shares of its Series A Preferred Stock, respectively, to Trinad Capital as dividend payments required by the terms of the Series A Preferred Stock. As of June 30, 2026, Trinad Capital owned 2,322.62 shares of Series A Preferred Stock.

On September 8, 2023, PodcastOne completed its Direct Listing on the Nasdaq Capital Market which resulted in the Company owning 15,672,186 shares of common stock of PodcastOne along with 1,100,000 common stock warrants to purchase shares of PodcastOne's common stock with an exercise price of $3.00 per share, which remain outstanding of June 30, 2026. Also, on September 8, 2023, PodcastOne issued 147,044 shares of PodcastOne common stock to the Company's CEO as a result of his ownership of the Company's Series A Preferred Stock and its terms requiring such issuance.

During the three months ended June 30, 2026 and the year ended  March 31, 2026, the Company received none and 906,189 shares of PodcastOne's common stock with a fair value of $1.0 million and $2.5 million, respectively, in exchange for amounts owed under a cost sharing arrangement between PodcastOne and the Company.

During the three months ended June 30, 2026 and 2025, the Company issued or reserved for issuance 2,105 and 2,241 shares of its common stock with a value of $0.1 million and $0.1 million to relatives of the CEO for services performed, respectively.

Note 12 — Leases

The Company leases locations with lease terms that are less than 12 months or are on month to month terms. Operating leases with lease terms of greater than 12 months are capitalized in operating lease right-of-use assets and operating lease liabilities in the accompanying condensed consolidated balance sheets. Rent expense for these operating leases totaled $ 0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

Operating lease costs for the three months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2026	2025
Fixed rent cost	$80	$80
Short term lease cost	36	35
Total operating lease cost	$116	$115

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30,	March 31,
Operating leases	2026	2026
Operating lease right-of-use assets	$203	$229

Operating lease liability, current	$74	$99
Operating lease liability, noncurrent	134	134
Total operating lease liabilities	$208	$233

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

Lease and non-lease components – non-lease components were considered and determined not to be material.

Note 13 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2026	2026
Accrued royalties	$3,607	$7,284
Accrued sales tax	2,991	4,067
Other long-term liabilities	908	-
Total other long-term liabilities	$7,506	$11,351

The Company classified $3.6 million and $7.3 million of accrued royalties into long term based on contractual arrangements with the royalty holders as of June 30, 2026 and March 31, 2026, respectively.

Note 14 — Commitments and Contingencies

Contractual Obligations

As of  June 30, 2026, the Company is obligated under agreements with various music right holders and labels, festivals, clubs, events, concerts, artists, promoters, venues, music labels and publishers and other contractual obligations to make guaranteed payments as follows: $10.3 million for the fiscal year ending  March 31, 2027, $6.7 million for the fiscal year ending March 31, 2028, $0.3 million for the fiscal year ending March 31, 2029, $0.1 million for the fiscal year ending March 31, 2030 and $0.2 million thereafter.

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

Several of the Company’s content acquisition agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, could cause the Company’s payments under those agreements to escalate, which included payments to be made in common stock. In addition, record labels, publishers and performing rights organizations with whom the Company has entered into direct license agreements have the right to audit the Company’s content acquisition payments, and any such audit could result in disputes over whether the Company has paid the proper content acquisition costs. However, as of June 30, 2026, the Company does not believe it is probable that these provisions of its agreements discussed above will, individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations or cash flows.

On January 15, 2025, PodcastOne entered into a three-year Enterprise Service and Advertising Agreement (the “Agreement”) with ART19 LLC (“ART19”), a subsidiary of Amazon.com, Inc. to move the existing network of PodcastOne programming to the ART19 hosting platform. The Agreement is expected to drive additional monetization opportunities across PodcastOne’s vast library of popular podcasts. Pursuant to the Agreement ART19 is required to pay PodcastOne a minimum guarantee of $15.0 million over the term of the Agreement based on PodcastOne achieving certain minimum impressions amount, which guarantee is subject to adjustment as provided in the Agreement, including if PodcastOne achieves higher minimum impressions amounts. In addition, the Agreement provides for a revenue share split between PodcastOne and ART19 based on gross sales revenue achieved by PodcastOne under the Agreement. During the three months ended June 30, 2026, the Company recognized $2.1 million and $1.4 million in revenue associated with the minimum guarantee, respectively.

Employment Arrangements

As of June 30, 2026, the Company has an employment agreement and employment arrangement with its two named executive officers (“Section 16 Officers”) that provide salary payments of $0.7 million and target bonus compensation of up to $0.3 million on an annual basis. Furthermore, such employment agreement contains a severance clause that could require severance payments in the aggregate amount of $0.03 million (excluding the value of potential payouts of discretionary bonuses, pro-rata bonuses, and potential accelerated vesting of equity awards granted to such executive officer) to the Company’s CFO.

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

The Company’s CEO agreed to forgive his salary of $0.5 million per annum for the period from August 2021 until December 31, 2022 in exchange for shares of the Company’s common stock and/or restricted stock units to be issued in the future. As of  June 30, 2026, the Company’s board of directors has not yet determined the number of shares of the Company’s common stock and/or restricted stock units to be issued to the CEO as such compensation.

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

In  April 2021, Schuyler Hoversten, a former employee of the Company, filed a complaint in the Superior Court of the State of California, County of Los Angeles (Central) against each of the Company and Mr. Ellin. The plaintiff alleged claims for breach of oral contract, breach of implied covenant of good faith and fair dealing, breach of implied contract, intentional misrepresentation, negligent misrepresentation, promissory estoppel and nonpayment of wages. Plaintiff was seeking monetary damages and punitive and exemplary damages in an amount to be proven at trial and or constitutionally permissible, as well as interest and reasonable attorneys’ fees. On  October 8, 2025, after a conclusion of the jury trial in this matter, the court issued an order based on the jury’s verdict awarding the plaintiff a total of approximately $1.3 million as monetary damages, including approximately $0.5 million of prejudgment interest. The Company has appealed the verdict in this matter and believes that it has strong grounds to prevail in this matter on appeal and/or seek a settlement of this matter for a reduced amount of damages.

Note 15 — Employee Benefit Plan

The Company sponsors a 401(k) plan (the “401(k) Plan”) covering all employees. Prior to March 31, 2019, only Slacker employees were eligible to participate in the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan the first day of the calendar month following their date of hire. The Company may make discretionary matching contributions to the 401(k) Plan on behalf of its employees up to a maximum of 100% of the participant’s elective deferral up to a maximum of 5% of the employees’ annual compensation. The Company’s matching contributions were not material to the financial statements for the three months ended June 30, 2026 and 2025.

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

Stock Repurchase Program

In December 2020, the Company announced that its board of directors has authorized the repurchase of up to two million shares of its outstanding common stock from time to time. In November 2022, the Company announced that its board of directors has authorized it to expand its stock repurchase program by up to an additional $2,000,000 worth of shares of its common stock to be repurchased from time to time. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be expanded, suspended, or discontinued by our board of directors at any time. Although our board of directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time that management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves. The Company purchased none and 29,146 shares of its common stock under its stock repurchase program for the three months ended June 30, 2026 and 2025 for a total of none and $0.2 million, respectively.

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

Each share of Series A Preferred Stock is entitled to receive cumulative dividends payable at a rate per annum of 12% of the Series A Stated Value. During the three months ended June 30, 2026 and 2025, the Company issued 68.63 and 123.27 shares of its Series A Preferred Stock as a dividend in accordance with terms of the Certificate of Designation. As of June 30, 2026, there were 8,695.01 shares of Series A Preferred Stock issued and outstanding, and 414,048 shares of the Company’s common stock were underlying such shares of Series A Preferred Stock as of such date based on its conversion price.

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

Issuance of Restricted Shares of Common Stock for Services to Consultants and Vendors

During the three months ended June 30, 2026 and 2025, the Company incurred $0.1 million and $0.1 million, respectively, in accounts payable and accrued liabilities for stock earned by its consultants, but not yet issued.

During the three months ended June 30, 2026, the Company entered into a share issuance agreement with a vendor in which the Company agreed to issue one million shares of common stock to the vendor valued at $5.1 million based on the closing price of the common stock on the date of the exchange, in exchange for release of all claims against the Company.

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

The Company recognized share-based compensation expense of none and $1.5 million during the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, unrecognized compensation costs for unvested awards is less than $0.1 million, which is expected to be recognized over a weighted-average service period of 1.02 years.  The total tax benefit recognized related to share-based compensation expense was none for each of the three months ended June 30, 2026 and 2025.

The following table summarizes the activity of our options issued under the 2016 Plan to employees during the three months ended June 30, 2026:

		Weighted-Average
		Exercise Price per
	Number of Shares	Share
Outstanding as of March 31, 2025	207,667	$37.52
Granted	-	-
Exercised	-	-
Forfeited or expired	-	$-
Outstanding as of June 30, 2026	207,667	$37.52
Exercisable as of June 30, 2026	207,667	$37.52

Restricted Stock Unit Grants

As of June 30, 2026, unrecognized compensation cost for unvested awards to employees was $0.1 million which is expected to be recognized over a weighted-average service period of 0.97 years.

The following table summarizes the activity of our restricted stock units under the 2016 Equity Plan issued to employees during the three months ended June 30, 2026:

Number of Shares
Outstanding as of March 31, 2025	38,578
Granted	2,605
Vested	(20,896)
Cancelled	-
Outstanding as of June 30, 2026	20,287

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

The following table summarizes the activity of PodcastOne's restricted stock units issued to its employees under the 2022 Plan during the three months ended June 30, 2026:

Number of
Shares
Nonvested as of March 31, 2026	943,450
Granted	250,000
Vested	(267,700)
Forfeited or expired	-
Nonvested as of June 30, 2026	925,750

Unrecognized compensation costs for unvested PodcastOne restricted stock units issued to employees was $1.8 million, which is expected to be recognized over a weighted-average service period of 2.22 years.

The following table summarizes the stock compensation expense for the three months ended June 30, 2026:

	Three Months Ended
	June 30,
	2026	2025
Stock-based compensation expense
Cost of sales	$4,897	$1,020
Sales and marketing	43	18
Product development	-	53
General and administrative	1,436	365
Total stock-based compensation expense	$6,376	$1,456

Non- Controlling  Interest

On September 8, 2023, the Company completed its spin out of PodcastOne from the Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out"), as a result of which 4.3 million shares of PodcastOne common stock were issued to holders outside of the Company resulting in a non-controlling interest in PodcastOne of 21.64%. The stock dividend of 4.3 million shares was a non-reciprocal transfer between PodcastOne and non-LiveOne shareholders. As a result, the transaction was recorded as a change in non-controlling interest under ASC 810, which resulted in an increase to non-controlling interest of $ $1.5 million. In the Spin-Out, PodcastOne issued an additional 3.2 million shares to non-LVO holders primarily from the conversion of the PC1 Bridge Loan which resulted in a non-controlling interest of 26.50%, resulting in an increase of $2.5 million to non-controlling interest within the accompanying condensed consolidated statement of stockholders' deficit and mezzanine equity during the year ended March 31, 2024. In addition, as a result of the completion of the Spin-Out and PodcastOne's shares of common stock being publicly traded, the variability in the terms of the warrants issued as part of the PC1 Bridge Loan was resolved so that the warrants issued to purchase PodcastOne's common stock were reclassified to equity and classified within non-controlling interest in the amount of $5.9 million during the year ended March 31, 2024. The Company had a non-controlling interest of 32.20% as of  June 30, 2026.

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

Customers

The Company has one external customer that accounts for more than 10% of its revenue. Total revenues from the OEM were $7.0 million and $7.0 million for the three months ended  June 30, 2026 and 2025, respectively.

Segment and Geographic Information

The Company’s operations are based in the United States. All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States, of which $0.1 million resides in PodcastOne, $3.1 million in Slacker and $0.1 million is attributed to our Media Operations as of June 30, 2026.

We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following tables present the results of operations for our reportable segments for the three months ended June 30, 2026 and 2025:

	Three months ended
	June 30, 2026
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$16,125	$2,514	$711	$-	$19,350
Net income (loss)	$(1,558)	$1,623	$(433)	$(2,730)	$(3,098)

	Three months ended
	June 30, 2025
				Corporate
	PodcastOne	Slacker	Media	expenses	Total

Revenue	$14,994	$3,384	$829	$-	$19,207
Net income (loss)	$(1,054)	$217	$(991)	$(2,036)	$(3,864)

Geographic Information

All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

Note 18 — Subsequent Events

On July 22, 2026, the Company, Slacker and Music Story SAS (“MS”) entered into a Shares Issuance Agreement (the “Agreement”) pursuant to which the Company issued to MS 70,000 shares of its common stock. Such shares were issued as (i) payment of any outstanding fees due by the Company under the Metadata license and service agreement, dated as of February 24, 2022, entered into between the Company and MS (the “License Agreement”), and (ii) prepayment of a certain portion of fees that will be due and owing under the License Agreement, as amended by the Agreement, during the Extended Term (as defined below), unless terminated earlier as provided therein. Pursuant to the Agreement, the parties agreed to extend the term of the License Agreement through February 24, 2028 (the “Extended Term”). MS’ net sale proceeds of any such shares will be offset against any fees due to MS under the License Agreement. MS agreed not to sell such shares in excess of more than 3.5% of the average daily trading volume for the common stock for the preceding 20 consecutive trading days (excluding from such average any index rebalancing days). If any fees remain payable to MS upon expiration of the Extended Term, the Company or Slacker will pay such remaining amounts to MS in immediately available funds. Such shares were issued to MS pursuant to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-284916), which was filed with the SEC on February 13, 2025, and a prospectus supplement relating to the offering of such shares filed with the SEC on July 30, 2026. The Company did not receive any cash proceeds from the offering of such shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “LiveOne,” the “Company,” “we,” “our” or “us” and similar terms include LiveOne, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended June 30, 2026, and our financial conditions at that date, should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words “may,” “might,” “will,” “would,” “could,” “should,” “will likely result,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “continue,” “target” or the negative or other variations thereof or comparable terminology. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including: our reliance on our largest OEM customer for a substantial percentage of our revenue; our ability to consummate any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, including the proposed special dividend and spin-out of our pay-per-view business, the timing of the consummation of such proposed event, including the risks that a condition to consummation of such proposed event would not be satisfied within the expected timeframe or at all or that the consummation of any proposed financing, acquisition, spin-out, special dividend, distribution or transaction, the timing of the consummation of such proposed event will not occur; our ability to continue as a going concern; our reliance on one key customer for a substantial percentage of our revenue; if and when required, our ability to obtain additional capital, including to fund our current debt obligations and to fund potential acquisitions and capital expenditures; our ability to attract, maintain and increase the number of our users and paid members; our ability to identify, acquire, secure and develop content; our ability to successfully implement our growth strategy, our ability to acquire and integrate our acquired businesses, the ability of the combined business to grow, including through acquisitions which we are able to successfully integrate, and the ability of our executive officers to manage growth profitably; uncertain and unfavorable outcome(s) of any legal proceedings pending or that may be instituted against us, our subsidiaries, or third parties to whom we owe indemnification obligations and/or our ability to pay any amounts due in connection with any such legal proceedings; changes in laws or regulations that apply to us or our industry; our ability to recognize and timely implement future technologies in the music and live streaming space; our ability to capitalize on investments in developing our service offerings, including the LiveOne App to deliver and develop upon current and future technologies; significant product development expenses associated with our technology initiatives; our ability to deliver end-to-end network performance sufficient to meet increasing customer demands; our ability to timely and economically obtain necessary approval(s), releases and or licenses on a timely basis for the use of our music content on our service platform; our ability to obtain and maintain international authorizations to operate our service over the proper foreign jurisdictions our customers utilize; our ability to expand our service offerings and deliver on our service roadmap; our ability to timely and cost-effectively produce, identify and or deliver compelling content that brands will advertise on and or customers will purchase and or subscribe to across our platform; general economic and technological circumstances in the music and live streaming digital markets; our ability to obtain and maintain licenses for content used on our music platforms; the loss of, or failure to realize benefits from, agreements with our music labels, publishers and partners; unfavorable economic conditions in our industry and economy as a whole; our ability to expand our domestic or international operations, including our ability to grow our business with current and potential future music labels, festivals, publishers, or partners; the effects of service interruptions or delays, technology failures, material defects or errors in our software, damage to our equipment or geopolitical restrictions; costs associated with defending pending or future intellectual property infringement actions and other litigation or claims and/or our ability to pay any amounts due in connection with any such litigation or claims; increases in our projected capital expenditures due to, among other things, unexpected costs incurred in connection with the roll out of our technology roadmap or our plans of expansion in North America and internationally; fluctuation in our operating results; the demand for live and music streaming services and market acceptance for our products and services; our ability to generate sufficient cash flow to make payments on our indebtedness; our incurrence of additional indebtedness in the future; our ability to extend and/or refinance our indebtedness and/or repay our indebtedness when due; the effect of the conditional conversion feature of our Series A Preferred Stock; our compliance with the covenants in our debt agreements; our intent to repurchase shares of our and/or PodcastOne's common stock from time to time under our announced stock repurchase program and the timing, price, and quantity of repurchases, if any, under the program; risks and uncertainties applicable to the businesses of our subsidiaries; and other risks and uncertainties set forth herein. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below in Part II – Item 1A. Risk Factors of this Quarterly Report and in Part I – Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2026 (the “2026 Form 10-K”), as well as other factors and matters described herein or in the annual, quarterly and other reports we file with the SEC. Except as required by law, we do not undertake any obligation to update forward-looking statements as a result of as a result of new information, future events or developments or otherwise.

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

For the three months ended June 30, 2026 and 2025, we reported revenue of $19.4 million and $19.2 million, respectively. We have one customer that accounted for 36% and 36% of our revenue during the three months ended June 30, 2026 and 2025, respectively.

Basis of Presentation

The following discussion and analysis of our business and results of operations and our financial conditions is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

Opportunities, Challenges and Risks

During the three months ended June 30, 2026, we derived 14% of our revenue from paid memberships and 83% from advertising and the remainder from merchandising and licensing.

We believe our operating results and performance are, and will continue to be, driven by various factors that affect the music industry. Our ability to attract, grow and retain users to our platform is highly sensitive to rapidly changing public music preferences and technology and is dependent on our ability to maintain the attractiveness of our platform, content and reputation to our customers. Beyond fiscal year 2026, the future revenue and operating growth across our music platform will rely heavily on our ability to grow our member base in a cost effective manner, continue to develop and deploy quality and innovative new music services, provide unique and attractive content to our customers, continue to grow the number of listeners on our platform and live music festivals we stream, grow and retain customers and secure sponsorships to facilitate future revenue growth from advertising and e-commerce across our platform.

As our music platform continues to evolve, we believe there are opportunities to expand our services by adding more content in a greater variety of formats such as podcasts and video podcasts, extending our distribution to include pay television, OTT and social channels, deploying new services for our members, artist merchandise and live music event ticket sales, and licensing user data across our platform. Our acquisitions of PodcastOne and CPS are reflective of our flywheel operating model. Conversely, the evolution of technology presents an inherent risk to our business. Today, we see large opportunities to expand our music services within North America and other parts of the world where we will need to make substantial investments to improve our current service offerings. As a result, and during the fiscal year ending March 31, 2027, we will continue to invest in product and engineering to further develop our future music apps and services, and we expect to continue making significant product development investments to our existing technology solutions over the next 12 to 24 months to address these opportunities.

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

Consolidated Results of Operations

Three Months Ended June 30, 2026, as compared to Three Months Ended June 30, 2025

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Revenue:	$19,350	$19,207

Operating expenses:
Cost of sales	15,411	16,825
Sales and marketing	923	1,261
Product development	974	934
General and administrative	5,539	4,076
Amortization of intangible assets	179	145
Total operating expenses	23,026	23,241
Loss from operations	(3,676)	(4,034)

Other income (expense):
Interest expense, net	(632)	(687)
Change in fair value of digital assets	(35)	-
Other expense	1,253	857
Total other income (expense), net	586	170

Loss before income taxes	(3,090)	(3,864)

Provision for (benefit from) income taxes	8	-
Net loss	(3,098)	(3,864)
Net loss attributable to non-controlling interest	(506)	(271)
Net loss attributed to LiveOne	$(2,592)	$(3,593)

Net loss per share - basic and diluted	$(0.21)	$(0.42)
Weighted average common shares – basic and diluted	13,276,341	9,674,190

The following table sets forth the depreciation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Depreciation expense
Cost of sales	$3	$23	-87%
Sales and marketing	33	73	-55%
Product development	574	583	-2%
General and administrative	228	(678)	-134%
Total depreciation expense	$838	$1	83700%

The following table sets forth the stock-based compensation expense included in the above line items (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Stock-based compensation expense
Cost of sales	$4,897	$1,020	380%
Sales and marketing	43	18	139%
Product development	-	53	-100%
General and administrative	1,436	365	293%
Total stock-based compensation expense	$6,376	$1,456	338%

The following table sets forth our results of operations, as a percentage of revenue, for the periods presented:

	Three Months Ended
	June 30,
	2026	2025
Revenue	100%	100%
Operating expenses
Cost of sales	80%	88%
Sales and marketing	5%	7%
Product development	5%	5%
General and administrative	29%	21%
Amortization of intangible assets	1%	1%
Total operating expenses	119%	121%
(Loss) income from operations	-19%	-21%
Other income (expense), net	3%	1%
Income (loss) before income taxes	-16%	-20%
Income tax provision (benefit)	0%	0%
Net loss	-16%	-20%
Net loss attributable to non-controlling interest	-3%	-1%
Net loss attributed to LiveOne	-13%	-19%

Revenue

Revenue was as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Paid User Services	$2,617	$3,325	-21%
Advertising	16,026	15,093	6%
Merchandising	707	789	-10%
Total Revenue	$19,350	$19,207	1%

Paid User Services

Paid user service revenue decreased $0.7 million, or 21%, to $2.6 million for the three months ended June 30, 2026, as compared to $3.3 million for the three months ended June 30, 2025. The decrease was primarily a result of the change in terms with our largest OEM customer. Beginning on December 1, 2024, we began converting customers directly to our LiveOne music app as our largest OEM customer no longer subsidized our product.

Advertising Revenue

Advertising revenue increased $0.9 million, or 6%, to $16.0 million for the three months ended June 30, 2026, as compared to $15.1 million for the three months ended June 30, 2025, which is primarily attributable to growth in our advertising revenue at PodcastOne year-over-year as it experienced an increase in the number of impressions year-over-year.

Merchandising

Merchandising revenue decreased $0.1 million, or 10%, to 0.7 million for the three months ended June 30, 2026, as compared to $0.8 million the three months ended June 30, 2025, which is due to a reduction in demand from both retail partners and our direct to consumer merchandising business.

Cost of Sales

Cost of sales was as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Paid users	$330	2,504	-87%
Advertising	14,495	13,691	6%
Merchandising	586	630	-7%
Total Cost of Sales	$15,411	$16,825	-8%

Paid User Services

Paid user services cost of sales decreased by $2.2 million, or 87%, to $0.3 million for the three months ended June 30, 2026, as compared to $2.5 million for the three months ended June 30, 2025. The decrease was primarily due to credits received from publishers due to negotiating payables.

Advertising

Advertising cost of sales increased by $0.8 million, or 6%, to $14.5 million for the three months ended June 30, 2026, as compared to $13.7 million for the three months ended June 30, 2025. The increase was primarily attributable to a increase in our revenue share expense.

Merchandising

Merchandising cost of sales decreased by $44,000, or7%, to $586,000 for the three months ended June 30, 2026, as compared to $630,000 for the three months ended June 30, 2025 due to the Company purchasing a higher amount of merchandise in the prior year based on higher demand.

Other Operating Expenses

Other operating expenses were as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Sales and marketing expenses	$923	$1,261	-27%
Product development	974	934	4%
General and administrative	5,539	4,076	36%
Amortization of intangible assets	179	145	23%
Total Other Operating Expenses	$7,615	$6,416	19%

Sales and Marketing Expenses

Sales and Marketing expenses decreased by $0.4 million, or 27%, to $0.9 million for the three months ended June 30, 2026, as compared to $1.3 million for the three months ended June 30, 2025, primarily driven by employee costs.

Product Development

Product development expenses increased by $40,000, or 4%, to $1.0 million for the three months ended June 30, 2026, as compared to $0.9 million for the three months ended June 30, 2025, which was driven by an increase in employee costs.

General and Administrative

General and administrative expenses increased by $1.5 million, or 36%, to $5.5 million for the three months ended June 30, 2026, as compared to $4.1 million for the three months ended June 30, 2025, largely due to an increase in employee cost and stock compensation cost.

Amortization of Intangible Assets

Amortization of intangible assets increased by $34,000, or 23%, to $0.2 million for the three months ended June 30, 2026, as compared to $0.2 million for the three months ended June 30, 2025. The increase can be attributed to an increase in capitalized software amortization.

Total Other Income (Expense)

Total other income (expense) was as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Total other income (expense), net	$586	$170	245%

Total other expense increased by $0.4 million, or 245%, to income of $0.6 million for the three months ended June 30, 2026, as compared to $0.2 million of expense for the three months ended June 30, 2025. The increase is primarily driven by an increase of $0.4 million in interest expense as a result of the convertible debentures offset by a reduction interest expense due to the pay down of the line of credit.

Net Income (Loss) Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests for the three months ended June 30, 2026 was $0.5 million compared to $0.3 million for the three months ended June 30, 2025, which resulted from the spin out of PodcastOne from our Company with PodcastOne becoming a standalone publicly trading company (the "Spin-Out").

Business Segment Results

Three Months Ended June 30, 2026, as compared to Three Months Ended June 30, 2025

Audio Group - PodcastOne Operations

Our Audio Group Operations, which include our PodcastOne operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Revenue	$16,125	$14,994	8%
Cost of Sales	14,223	13,555	5%
Sales & Marketing, Product Development and G&A	3,300	2,011	64%
Intangible Asset Amortization	158	125	26%
Operating Income (Loss)	$(1,556)	$(697)	123%
Operating Margin	-10%	-5%	108%
Adjusted EBITDA*	$1,576	$580	172%
Adjusted EBITDA Margin*	10%	4%	6%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue increased $1.1 million, or 8%, during the three months ended June 30, 2026, primarily due to increased advertising and new partners signed up to revenue contracts.

Operating Income (Loss)

Operating loss increased by $0.9 million, or 123%, for the three months ended June 30, 2026, as the increase in operating expenses due to growing the business.

Adjusted EBITDA

Adjusted EBITDA* increased by $1.0 million, or 172%, to $1.6 million for the three months ended June 30, 2026, as compared to $0.6 million for the three months ended June 30, 2025. This was largely due to an increase in revenue and a reduction in talent based expenses.

Audio Group - Slacker Operations

Our Audio Group Operations, which include our Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Revenue	$2,514	$3,384	-26%
Cost of Sales	602	2,641	-77%
Sales & Marketing, Product Development and G&A	1,464	921	59%
Intangible Asset Amortization	18	18	0%
Operating Income (Loss)	$430	$(196)	-319%
Operating Margin	17%	-6%	-395%
Adjusted EBITDA*	$4,713	$(191)	-2568%
Adjusted EBITDA Margin*	187%	-6%	193%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.9 million, or 26%, during the three months ended June 30, 2026, primarily due to a change in terms with our largest OEM customer.

Operating Income (loss)

Operating loss decreased by $0.6 million, or 319%, for the three months ended June 30, 2026, driven by the decrease in revenue which was offset by a reduction in cost of sales.

Adjusted EBITDA

Adjusted EBITDA* increased by $4.9 million, or 2,568%, to $4.7 million for the three months ended June 30, 2026, as compared to $(0.2) million for the three months ended June 30, 2025. This was largely due to higher stock compensation cost.

Media Group Operations

Our Media Group Operations which consist of all of our other operating subsidiaries outside of PodcastOne and Slacker operating results were, and discussions of significant variances are, as follows (in thousands):

	Three Months Ended
	June 30,
	2026	2025	% Change
Revenue	$711	$829	-14%
Cost of Sales	586	629	-7%
Sales & Marketing, Product Development and G&A	1,912	1,160	65%
Intangible Asset Amortization	3	2	50%
Operating Income (Loss)	$(1,790)	$(962)	86%
Operating Margin	-252%	-116%	117%
Adjusted EBITDA*	$(355)	$(715)	-50%
Adjusted EBITDA Margin*	-50%	-86%	36%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin.

Revenue

Revenue decreased $0.1 million, or 14%, to $0.7 million during the three months ended June 30, 2026, as compared to $0.8 million for the three months June 30, 2025, primarily due to decrease in merchandising revenue due to a reduction in demand from both retail partners and our direct to consumer business.

Operating Income (Loss)

Operating loss increased to $1.8 million for the three months ended June 30, 2026 compared to $1.0 million for the three months ended June 30, 2025.

Adjusted EBITDA

Adjusted EBITDA* loss decreased by $0.4 million, or 50%, to a $(0.4) million loss for the three months ended June 30, 2026, as compared to a $(0.7) million loss for the three months June 30, 2025. This was largely due to the decrease in expenses compared to the prior year.

Corporate expense

Our Corporate operating results and discussions of significant variances are, as follows (in thousands):

			%
	Three months ended		Change
	June 30,		2026 vs.
	2026	2025	2025
Sales & Marketing, Product Development, and G&A	$761	$2,179	-65%
Operating Loss	$(761)	$(2,179)	-65%
Operating Margin	N/A	N/A	-%
Adjusted EBITDA*	$(1,618)	$(1,486)	9%

*	See “—Non-GAAP Measures” below for the definition and reconciliation of Adjusted EBITDA.

Operating Loss

Operating loss decreased by $1.4 million, or 65%, to $0.8 million for the three months ended June 30, 2026, as compared to $2.2 million for the three months ended June 30, 2025, largely due to a decrease in employee costs.

Adjusted EBITDA

Corporate Adjusted EBITDA* loss increased $0.1 million, or 9%, to $(1.6) million for the three months ended June 30, 2026 as compared to $(1.5) million for the three months ended June 30, 2025. The increase was largely due to the decrease in costs noted above.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended June 30, 2026 and 2025 (in thousands):

					Non-
			Stock-Based	Stock-Based	Recurring
	Net	Depreciation	Compensation	Compensation	Acquisition and	Other	(Benefit)
	Income	and	Employees	Third-Party	Realignment	(Income)	Provision	Adjusted
	(Loss)	Amortization	& Directors	Service	Costs	Expense	for Taxes	EBITDA
Three Months Ended June 30, 2026
Operations – PodcastOne	$(1,558)	$164	$65	$2,832	$75	$(2)	$-	$1,576
Operations – Slacker	1,623	805	16	3,658	-	(1,389)	-	4,713
Operations – Other	(433)	47	16	9	-	6	-	(355)
Corporate	(2,730)	-	68	(288)	525	799	8	(1,618)
Total	$(3,098)	$1,016	$165	$6,211	$600	$(586)	$8	$4,316

Three Months Ended June 30, 2025
Operations – PodcastOne	$(1,054)	$152	$45	$1,420	$17	$-	$-	$580
Operations – Slacker	217	71	1	91	(10)	(561)	-	(191)
Operations – Other	(991)	66	69	112	-	29	-	(715)
Corporate	(2,036)	-	40	(322)	470	362	-	(1,486)
Total	$(3,864)	$289	$155	$1,301	$477	$(170)	$-	$(1,812)

The following table sets forth the reconciliation of Contribution Margin to Revenue, the most comparable GAAP financial measure (in thousands):

	Three Months Ended
	June 30,
	2026	2025

Revenue:	$19,350	$19,207
Less:
Cost of sales	(15,411)	(16,825)
Amortization of developed technology	(718)	(212)
Gross Profit	3,221	2,170

Add back:
Share-based compensation	3,631	932
Depreciation	3	23
Developed technology	718	212
Contribution Margin	$7,573	$3,337

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2026, our principal sources of liquidity were our cash and cash equivalents, including restricted cash balances in the amount of $8.6 million, which primarily are invested in cash in banking institutions in the U.S. The vast majority of our cash proceeds were received as a result of our operations, incurrence of debt, the issuance of convertible notes and public offerings of our common shares. On July 16, 2025, in connection with the closing of our public offering, we announced our intent to launch our bitcoin yield treasury strategy, as part of our board of directors’ approval of our up to $500 million digital asset treasury strategy. In June 2026, we determined to discontinue our digital asset treasury strategy, which we originally adopted July 2025. We no longer intend to pursue a digital asset treasury strategy or hold digital assets as a treasury reserve asset, and as of June 30, 2026, we have disposed of all of our digital asset holdings. We do not expect the discontinuation of the strategy to affect our ongoing business operations. As of June 30, 2026, we have an outstanding Debentures balance of $14.1 million and an SBA loan balance of $0.1 million.

As reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report, we have a history of losses and incurred a net loss of $3.1 million for the three months ended June 30, 2026, and cash used in operating activities of $2.1 million for the three months ended June 30, 2026 and had a working capital deficiency of $13.2 million as of June 30, 2026. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. Our condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds through the sale of equity and/or debt securities via public and/or private offerings.

On October 1, 2024, we announced an amended relationship with our largest OEM customer. Effective December 1, 2024, the OEM customer no longer subsidizes our products to some of its customers, however, we offer all OEM customer vehicles in North America the opportunity to convert to become direct subscribers of our LiveOne music app. The direct subscription to our LiveOne app allows such users for the first time to access their LiveOne music and LiveOne’s other service offerings directly across all of their devices. Our LiveOne music streaming button/icon, which allows users to directly connect their subscription to LiveOne, is expected to remain in the OEM customer’s music streaming services dashboard in perpetuity. The OEM customer will continue to pay us monthly for grandfathered vehicles for the term of the OEM license agreement. Accordingly, the change in our relationship with the OEM customer in October 2024 is likely to cause our liquidity and cash flows to fluctuate significantly beyond June 30, 2026. Our liquidity will depend upon our ability to convert as many of the OEM drivers as possible to become direct subscribers of our LiveOne app and the OEM customer continuing to pay for any grandfather users, as well as our ability to enter into new B2B agreements to provide our services that could materially contribute to our liquidity and cash flows. In addition, our liquidity will depend on our ability to negotiate with our music labels, publishers and other partners to achieve flexibility in the terms of our license agreements to match our OEM driver conversions. Furthermore, our liquidity will be dependent on our ability to extend and/or refinance the terms of our senior secured line of credit and/or our ability to pay any amounts that we have agreed to pay under the SX Settlement Agreement.

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

On July 17, 2025, we completed an underwritten public offering of shares of our common stock for aggregate gross proceeds to us of approximately $9.5 million (including the exercise of the underwriter’s option), after deducting an underwriting discount, but before other offering expenses. We used the net proceeds from the public offering to fund the acquisition of cryptocurrencies, the development and implementation of our digital asset treasury strategy and for working capital and general corporate purposes. During the fiscal year ended March 31, 2026, we purchased $5.0 million of Bitcoin. In June 2026, we determined to discontinue our digital asset treasury strategy, which we originally adopted July 2025. We no longer intend to pursue a digital asset treasury strategy or hold digital assets as a treasury reserve asset, and as of June 30, 2026, we have disposed of all of our digital asset holdings.

During the three months ended June 30, 2026, holders of 1,243,998 PC1 Warrants (other than our Company) exercised their warrants for cash at an exercise price of $3.00 per share resulting in proceeds to PodcastOne of approximately $3.9 million. We also exercised all of our 1.1 million PC1 Warrants for cash at an exercise price for $3.00 per share.

Our cash flows from operating activities are significantly affected by our cash-based investments in our operations, including acquiring live music events and festivals rights, our working capital, corporate infrastructure to support our ability to generate revenue and conduct operations through cost of services, product development, sales and marketing and general and administrative activities. Cash used in investing activities has historically been, and is expected to be, impacted significantly by our investments in business combinations, our platform, our infrastructure and equipment for our business offerings, and sale of our investments. We expect to make additional strategic acquisitions to further grow our business, which may require significant investments, capital raising and/or acquisition of additional debt in the near and long term. Over the next twelve to eighteen months, our net use of our working capital could be substantially higher or lower depending on the number and timing of new live festivals and paid users that we add to our businesses and capital resources needed to implement our growth strategy.

Subject to applicable limitations in the instruments governing our outstanding indebtedness, we may from time to time repurchase our debt, including the Debentures, in the open market, through tender offers, through exchanges for debt or equity securities, in privately negotiated transactions or otherwise.

In the future, we may utilize additional commercial financings, bonds, notes, debentures, lines of credit and term loans with a syndicate of commercial banks or other bank syndicates and/or issue equity securities (publicly or privately) for general corporate purposes, including acquisitions and investing in our intangible assets, music equipment, platform and technologies. We may also use our current cash and cash equivalents to repurchase some or all of our Debentures, and pay down our debt, in part or in full, subject to repayment limitation set forth in the applicable debt agreements. Management plans to fund our operations over the next twelve months through the combination of improved operating results, spending rationalization, and the ability to access sources of capital such as through the issuance of our equity and/or debt securities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. We filed a new universal shelf Registration Statement on Form S-3 (the “Shelf S-3”) with the SEC on February 4, 2025, which was declared effective by the SEC on February 17, 2025. Under the Shelf S-3, we have the ability to raise up to $150.0 million in cash from the sale of our equity, debt and/or other financial instruments, subject to any limitation as applicable under General Instruction I.B.6 of Form S-3. In May 2024, we entered into an at-the-market agreement with Roth Capital Partners, LLC ("Roth"), pursuant to which we may, while the Shelf S-3 continues to be effective, offer and sell shares of our common stock having an aggregate offering price of up to $25 million from time to time through Roth acting as our sales agent. As of the filing of this Quarterly Report, we have not sold any shares under such at-the-market agreement.

Sources and Uses of Cash

The following table provides information regarding our cash flows for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(2,089)	$(3,047)
Net cash provided by (used in) investing activities	2,060	(1,020)
Net cash provided by (used in) financing activities	3,302	11,839
Net change in cash, cash equivalents and restricted cash	$3,273	$7,772

Cash Flows Used in Operating Activities

For the three months ended June 30, 2026

Net cash used in operating activities of $2.1 million primarily resulted from our net loss during the period of $3.1 million, which included non-cash charges of $7.5 million largely comprised of depreciation and amortization and stock-based compensation. The remainder of our sources of cash used in operating activities of $6.5 million was from changes in our working capital, primarily from timing of accounts receivable, accounts payable and accrued liabilities, accrued royalties, and deferred revenue.

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

Cash Flows Provided by (Used In) Investing Activities

For the three months ended June 30, 2026

Net cash provided by investing activities of $2.1 million was due to the purchase of equipment of $1.0 million and sale of crypto digital assets of $2.9 million during the three months ended June 30, 2026.

For the three months ended June 30, 2025

Net cash used in investing activities of $1.0 million was due to the purchase of equipment during the three months ended June 30, 2025.

Cash Flows Provided by Financing Activities

For the three months ended June 30, 2026

Net provided by financing activities of $3.3 million was due proceeds received of $4.0 million from the sale of warrants offset by the repayment on our convertible debt $0.7 million.

For the three months ended June 30, 2025

Net cash provided by financing activities of $11.8 million was due proceeds received of $15.2 million from our convertible debt offset by the repayment on our line of credit of $3.0  million, repayment of our Capchase Loan of $0.2 million and repurchase of common stock under the Company’s share repurchase program of $0.2 million.

Debt Covenants

As of June 30, 2026 we were in compliance under the Capchase Loan and the Initial Debentures.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

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

Related to the findings above, management concluded that during the year ended March 31, 2026, the Company did not maintain appropriately designed entity-level controls impacting the control environment or monitoring controls to prevent or detect material misstatements to the consolidated financial statements. This material weakness has not been remediated as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I-Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2026 (the “2026 Annual Report”). During the three months ended June 30, 2026, there were no material changes to the risk factors that were disclosed in our 2026 Annual Report except as noted below.

Risks Related to Our Business and Industry

We rely on our largest OEM customer for a substantial percentage of our revenue. The loss of our largest OEM customer or the significant reduction of business or growth of business from such customer could significantly adversely affect our business, financial condition and results of operations.

Our business is dependent, and we believe that it will continue to depend on our customer relationship with Tesla, which accounted for 7% of our consolidated revenue for the three months ended June 30, 2026, and 52% of our consolidated revenue for the three months ended June 30, 2025. Our existing agreement with Tesla governs our music services to certain of its car user base in North America, including our audio music streaming services. As of August 2026, Tesla has extended the term of our license agreement (the “license agreement”) until at least May 2027. Tesla has agreed to pay us for any grandfathered users for the term of the license agreement, however Tesla no longer pays us for any other users beginning December 2024. If we fail to maintain certain minimum service level requirements related to our service with Tesla or other obligations related to our technology or services, Tesla may terminate the license agreement to provide them with such service. Tesla may also terminate our license agreement for convenience at any time with prior notice to us. If Tesla terminates our license agreement, further modifies the services that we provide to Tesla under such agreement, requires us to renegotiate the terms of such agreement or we are unable to renew such agreement on mutually agreeable terms, no longer pays for and/or makes our music services available to Tesla’s paid grandfathered car user base, no longer makes an option for its car users to sign up for LiveOne, becomes a native music service provider, replaces our music services with one or more of our competitors and/or we experience a significant further reduction of business from Tesla, our business, financial condition and results of operations would be materially adversely affected.

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

As reflected in our consolidated financial statements included elsewhere herein, we have a history of losses, incurred significant operating and net losses in each year since our inception, including net losses of $3.1 million and $21.3 million for the three months ended June 30, 2026 and for the fiscal year ended March 31, 2026, respectively, and cash used in operating activities of $2.1 million and $10.5 million for the three months ended June 30, 2026 and for the fiscal year ended March 31, 2026, respectively. As of June 30, 2026, we had an accumulated deficit of $290.1 million and a working capital deficit of $13.2 million.

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

Our ability to meet our total liabilities of $53.8 million as of June 30, 2026, and to continue as a going concern, is dependent on our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, obtain additional sources of suitable and adequate financing and further develop and execute on our business plan. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable. As a result of the going concern uncertainty, there is an increased risk that you could lose the entire amount of your investment in our company, which assumes the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business.

Risks Related to Our Company

We may not have the ability to repay the amounts then due under our Debentures at maturity.

On May 19, 2025 (the “Closing Date”), we and PodcastOne, our majority owned subsidiary, entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which (i) we sold to the Purchasers our Original Issue Discount Senior Secured Convertible Debentures (the “Initial Debentures”) in an aggregate principal amount of $16,775,000 for an aggregate cash purchase price of $15,250,000, and (ii) if certain conditions are satisfied as set forth in the SPA, including at least one of the Conditions (as defined below), we may sell at our option to the Purchasers our additional Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $11,000,000 on substantially the same terms as the Initial Debentures (the “Additional Debentures” and collectively with the Initial Debentures, the “Debentures”). The Debentures are convertible into shares of our common stock at the holder’s option at a conversion price of $21.00 per share, subject to certain customary adjustments such as stock splits, stock dividends and stock combinations. We may sell to the Purchasers the Additional Debentures if within 15 months of the Closing Date either of the following conditions have been satisfied during such 15-month period (the “Conditions”): (x) the VWAP (as defined in the SPA) of our common stock has been equal to or greater than $42.00 per share (subject to certain customary adjustments such as stock splits, stock dividends and stock combinations) for 30 consecutive trading days, or (y) Free Cash Flow (as defined in the SPA) has been equal to or greater to $3,000,000 for three consecutive fiscal quarters, and has increased in each of the foregoing quarters from the immediately preceding fiscal quarter. The Initial Debentures mature on May 19, 2028 and accrue interest at 11.75% per year. Commencing with the calendar month of August 2025 (subject to the following sentence), the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $100,000 of the outstanding principal amount of the Debentures per month. Commencing from November 18, 2025, May 18, 2026 and May 18, 2027, the holders of the Initial Debentures will have the right, at their option, to require us to redeem an aggregate of up to $150,000, $250,000 and $300,000, respectively, of the outstanding principal amount of the Initial Debentures per month. As of June 30, 2026, $14.6 million of the aggregate principal amount of the Initial Debentures plus accrued and unpaid interest was outstanding.

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

The Debentures financing agreements contain provisions that limit our operating activities, including a covenant relating to the requirement to maintain a certain amount cash (as provided in the Debentures financing agreements). The Debentures are secured by all of our and our subsidiaries’ assets. If an event of default occurs and is continuing, the holders of the Debentures may among other things, terminate their obligations thereunder, accelerate their debt and require us to repay all amounts thereunder. For example, on October 13, 2022, a judgement was ordered in favor of SoundExchange, Inc. (“SX”) against us and Slacker in the United States District Court Central District of California in the amount of approximately $9.8 million. On October 13, 2022, the court entered a judgment against the defendants for the amount of $9,765,397. In February 2023, we settled the dispute (the “SX Settlement Agreement”) to pay the outstanding amount in equal monthly payments subject to increase in the event we complete certain future financings, which agreement, as amended in January 2025, requires us and Slacker to pay SX the remaining sum on or before February 1, 2027, in 48 equal monthly payments. As of June 30, 2026, we owed $0.1 million to SX under the SX Settlement Agreement. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, SX will have the right to declare a default under the SX Settlement Agreement and at its option require us to repay all outstanding amounts owed thereunder and/or enforce its consent judgment and/or pursue a new judgment against us and/or Slacker, which would materially adversely impact our business, operating results and financial condition. If for any reason we and Slacker fail to comply with the terms of the SX Settlement Agreement, our Debentures holders, may declare an event of default and at its option may immediately accelerate their debt and require us to repay all outstanding amounts owed under the Debentures, which would materially adversely impact our business, operating results and financial condition. As of June 30, 2026, we were in compliance with covenants under the Debentures.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility, and our substantial indebtedness may limit cash flow available to invest in the ongoing needs of our business.

We have a significant amount of indebtedness. Our total outstanding consolidated indebtedness as of June 30, 2026 was $14.2 million, net of fees and discounts. While we have certain restrictions and covenants with our current indebtedness, we could in the future incur additional indebtedness beyond such amount including by issuing the Additional Debentures subject to Conditions. Our existing debt agreements with the Debentures contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, make certain investments, pay dividends or repurchase shares of our common stock, transfer or dispose of assets, or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our senior secured lenders and/or repay the amount owed to such lenders. Our debt agreements also contain certain covenants, including maintaining a minimum cash amount at all times and are secured by substantially all of our and our subsidiaries’ assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest owed under our debt agreements or to satisfy all of the covenants. We and/or our subsidiaries may also incur significant additional indebtedness in the future.

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

In the United States, public performance rights are generally obtained through intermediaries known as performing rights organizations (“PROs”), which negotiate blanket licenses with copyright users for the public performance of compositions in their repertory, collect royalties under such licenses, and distribute those royalties to copyright owners. The royalty rates available to Slacker today may not be available to it in the future. Licenses provided by two of these PROs, the American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), cover the majority of the music we stream and are governed by consent decrees relating to decades old litigations. In 2019, the U.S. Department of Justice indicated that it was formally reviewing the relevance and need of these consent decrees. Changes to the terms of or interpretation of these consent decrees up to and including the dissolution of the consent decrees, could affect our ability to obtain licenses from these PROs on reasonable terms, which could harm its business, operating results, and financial condition. In addition, an increase in the number of compositions that must be licensed from PROs that are not subject to the consent decrees, or from copyright owners that have withdrawn public performance rights from the PROs, could likewise impede Slacker’s ability to license public performance rights on favorable terms. As of June 30, 2026, we owed $10.8 million in aggregate royalty payments to such PROs.

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

As of August 12, 2026, the shares of our Series A Preferred Stock (together with any accrued dividends) are convertible into approximately 419,884 shares of our common stock at a price of $21.00 per share of common stock, and our outstanding Debentures are convertible into approximately [717,857] shares of our common stock at a price of $21.00 per share of common stock. The conversion of some or all of the shares of our Series A Preferred Stock and/or Debentures into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such conversion and/or any anticipated conversion of the Series A Preferred Stock and/or Debentures into shares of our common stock could adversely affect prevailing market prices of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

During the three months ended June 30, 2026, we issued 1,245,084 shares of our common stock valued at $5.2 million to various consultants. We valued these shares at prices between $4.40 and $5.60 per share, the market price of our common stock on the date of issuance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			(c)	(d)
			Total	Maximum
			number of	number
			shares	(or approximate
			(or units)	dollar value) of
	(a)		purchased	shares
	Total	(b)	as part of	(or units)
	number of	Average	publicly	that may yet
	shares	price paid	announced	be purchased
	(or units)	per share	plans or	under the plans
Period	purchased	(or unit)	programs	or programs
April 1, 2026 – April 30, 2026	-	$-	-	$ 5,486,631
May 1, 2026 – May 31, 2026	-	$-	-	$ 5,486,631
June 1, 2026 – June 30, 2026	-	$-	-	$ 5,486,631
Total (April 1, 2026 – June 30, 2026)	-	$-	-	$ 5,486,631

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In June 2026, we determined to discontinue our digital asset treasury strategy, which we originally adopted July 2025. We no longer intend to pursue a digital asset treasury strategy or hold digital assets as a treasury reserve asset, and as of June 30, 2026, we have disposed of all of our digital asset holdings.

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

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of September 22, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2025).
3.4	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2017).
3.5	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).
3.6

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

10.10	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.11	Exchange Agreement, dated as of February 3, 2023, between the Company and Harvest Small Cap Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.12	Exchange Agreement, dated as of February 3, 2023, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC February 7, 2023).
10.13	Loan and Security Agreement, dated as of August 2, 2023, between the Company and Capchase Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023).
10.14	Securities Purchase Agreement, dated as of May 19, 2025, between the Company and the Purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
10.15

Subsidiary Guarantee, dated as of May 19, 2025, made by the Guarantors, in favor of the Secured Parties (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).

10.16	Security Agreement, dated as of May 19, 2025, among the Company, the Guarantors, Purchasers and JGB Collateral, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2025).
10.17	Letter Agreement, dated as of July 15, 2025, between the Company and Harvest Small Cap Partners, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
10.18	Letter Agreement, dated as of July 15, 2025, between the Company and Harvest Small Cap Partners Master, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
10.19	Letter Agreement, dated as of July 15, 2025, between the Company and Trinad Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2025).
10.20	Shares Issuance Agreement, dated as of March 3, 2026, by and between the Company and Music and Entertainment Rights Licensing Independent Network Limited (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2026).
10.21	Shares Issuance Agreement, dated as of April 17, 2026, by and between the Company and Broadcast Music, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2026).
10.22†	Consulting Agreement, dated as of April 27, 2026, between LiveXLive, Corp. and Craig Christensen (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2026).
10.23†	Notice of Grant and Restricted Stock Agreement, dated as of April 27, 2026, between the Company and Craig Christensen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2026).
10.24†	Shares Issuance Agreement, dated as of July 22, 2026, by and between the Company and Music Story SAS (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEONE INC.

Date: August 14, 2026	By:	/s/ Robert S. Ellin
	Name:	Robert S. Ellin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Craig Christensen
	Name:	Craig Christensen
	Title:	Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)